Form 10-Q
period 2016-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2016-11-14
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 333-213043

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices) (Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 14, 2016 was 20,000, all of which were Class I shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$200,000	$200,000

Total assets	$200,000	$200,000

Liabilities and Equity

Total liabilities	$—	$—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2016 and March 31, 2016, respectively, and none issued and outstanding	—	—
Common stock, $0.01 par value per share, 0 and 1,000,000 shares authorized, 0 and 20,000 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	—	200
Common stock – Class T shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at September 30, 2016 and March 31, 2016, respectively, and none issued and outstanding	—	—
Common stock – Class S shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at September 30, 2016 and March 31, 2016, respectively, and none issued and outstanding	—	—
Common stock – Class D shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at September 30, 2016 and March 31, 2016, respectively, and none issued and outstanding	—	—
Common stock – Class I shares, $0.01 par value per share, 500,000,000 and 0 shares authorized, 20,000 and 0 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	200	—
Additional paid-in capital	199,800	199,800

Total equity	200,000	200,000

Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of The Blackstone Group L.P. (together with its affiliates “Blackstone”), owns a special limited partner interest in BREIT OP. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, invest in real estate-related securities. Substantially all of the Company’s business will be conducted through BREIT OP, which as of September 30, 2016 had not commenced its principal operations. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company had neither purchased nor contracted to purchase any investments. The Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.

2. Capitalization

As of September 30, 2016, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	500,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	500,000,000	$0.01

Total	2,100,000,000

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

On March 2, 2016, the Company was capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of the Company’s common stock. On August 15, 2016, the Company amended its charter and the 20,000 shares of common stock held by the Adviser were converted into 20,000 shares of Class I common stock.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company. Separate consolidated statements of income, changes in equity, and cash flows have not been presented in the financial statements because the principal operations have not commenced.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statement are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statement as of March 31, 2016 included in the Company’s Prospectus filed with the SEC on October 17, 2016.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2016 and March 31, 2016.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31 for the year in which the proceeds from escrow are released. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organizational and Offering Expenses

The Adviser has agreed to advance organizational and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow for the Offering is released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the date the escrow for the Offering is released.

As of September 30, 2016 and March 31, 2016, the Adviser and its affiliates have incurred organizational and offering expenses on the Company’s behalf of approximately $6.0 million and $2.2 million, respectively. These organizational and offering expenses are not recorded in the accompanying consolidated balance sheet because such costs are not the Company’s liability until the date the escrow for the Offering is released. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than Maine, Maryland, New Jersey and Ohio investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Maine, Maryland, New Jersey and Ohio investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.

4. Related Party Transactions

Pursuant to the advisory agreement between the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has agreed to waive its management fee for the first six months following the date the escrow for the Offering is released.

The Special Limited Partner will hold a performance participation interest in the BREIT OP that entitles it to receive an allocation from BREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the BREIT OP limited partnership agreement). Such allocation will be made annually and accrue monthly.

In addition, Blackstone Advisory Partners L.P. (the “Dealer Manager”) will serve as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. Subject to the terms of the Dealer Manager Agreement, the Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a stockholder servicing fee with respect to Class I shares.

The Company may retain certain of the Adviser’s affiliates for services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2016 and March 31, 2016, the Company has not retained an affiliate of the Adviser for any such services.

5. Economic Dependency

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

6. Commitments and Contingencies

As of September 30, 2016 and March 31, 2016, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Real Estate Income Trust,” “BREIT,” “Company,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-213043) and elsewhere in this quarterly report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Overview

We are a Maryland corporation formed on November 16, 2015. We were formed to invest primarily in stabilized income-oriented commercial real estate in the United States. We are an externally advised, perpetual-life real estate investment trust (“REIT”) formed to directly and indirectly acquire real estate and real estate-related assets. Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield;

•	preserve and protect invested capital;

•	realize appreciation in net asset value from proactive investment management and asset management; and

•	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

We cannot assure you that we will achieve our investment objectives.

Our investments in primarily stabilized income-oriented commercial real estate in the United States will focus on a range of asset types. These may include multifamily, retail assets, office, hotel, and industrial, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, we also plan to invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.

We intend to qualify as a REIT for federal income tax purposes. We plan to own all or substantially all of our assets through the BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership of which we are the general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the advisory agreement between us and BX REIT Advisors L.L.C. (the “Adviser”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of September 30, 2016, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to September 30, 2016 was to prepare for our proposed fundraising through our initial public offering of our common stock. The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”).

After we have received purchase orders for at least $150,000,000 (excluding shares purchased by The Blackstone Group L.P. (together with its affiliates “Blackstone”) and our directors and officers), in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock, and our board of directors has authorized the release of such funds to us from escrow, we intend to contribute the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

As of September 30, 2016, we have not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-213043).

Results of Operations

As of September 30, 2016, we were in our organizational period and had not commenced our principal operations.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering costs, operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to BREIT Special Limited Partner L.L.C., an affiliate of the Adviser, stockholder servicing fees, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of September 30, 2016 and March 31, 2016, the Adviser had incurred approximately $6.0 million and $2.2 million, respectively, of organizational and offering expenses on our behalf.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31 of the year in which the escrow period concludes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Although we have not received any commitments from lenders to fund a line of credit, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

On March 2, 2016, the Company was capitalized with a $200,000 investment by the Adviser. There have been no other cash flows from inception through September 30, 2016. As of September 30, 2016, we had not declared or paid any distributions.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Principles of Consolidation and Variable Interest Entities

The Financial Accounting Standards Board has recently issued guidance that clarifies the methodology for determining whether an entity is a variable interest entity (“VIE”), and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. The minimum equity at risk percentage can vary depending upon the industry or the type of operations of the entity and it will be up to us to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management evaluates the characteristics of associated entities and determines whether an entity is a VIE and, if so, determines if we are the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Primary risks associated with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations.

Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kickout rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management will analyze and assess reconsideration events, including changes in the factors mentioned above, to determine if a consolidation treatment remains appropriate. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

Investment Property and Lease Intangibles

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis. Initial valuations may be subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

Value of Real Estate Portfolio

We will review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Revenue Recognition

Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues unbilled rent receivables, which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken.

Rental revenue will also include amortization of above- and below-market leases. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated.

Income Taxes

As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of September 30, 2016. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2016, we had no indebtedness and did not use any derivative financial instruments.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-213043), filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 2, 2016, we issued 20,000 shares of common stock, par value $0.01 per share, to the Adviser for an aggregate purchase price of $200,000 in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

During the three months ended September 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

On August 31, 2016, our Registration Statement on Form S-11 (File No. 333-213043), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of September 30, 2016, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

1.1	Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

3.3	Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated October 17, 2016 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 19, 2016)

4.1	Share Repurchase Plan

4.2

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.1	Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C.

10.2	BREIT Operating Partnership L.P. Partnership Agreement, by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.C. and the limited partners party thereto from time to time.

10.3	Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.C. and BX REIT Advisors L.L.C.

10.4	Escrow Agreement, by and among Blackstone Real Estate Income Trust, Inc., Blackstone Advisory Partners L.P. and UMB Bank, N.A.

10.5	Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P.

10.6	Valuation Services Agreement, by and among Altus Group U.S. Inc., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P.

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.8	Form of Independent Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 14, 2016	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)