Form 10-K
period 2016-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2017-03-22
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                     to

Commission file number 333-213043

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	86-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (212) 583-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 22, 2017, there were 40,507,678 outstanding shares of class S common stock and 7,242,452 outstanding shares of class I common stock. There were no outstanding shares of Class T common stock or Class D common stock.

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

You should carefully review Item 1A — “Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

References herein to “Blackstone Real Estate Income Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

Blackstone Real Estate Income Trust, Inc. was formed on November 16, 2015 as a Maryland corporation. We are an externally advised, perpetual-life entity that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We were formed to invest primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in the Operating Partnership. We plan to own all or substantially all of our assets through the Operating Partnership, which as of December 31, 2016 had not commenced its principal operations. The Company and the Operating Partnership are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and to make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of December 31, 2016, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through December 31, 2016 was to prepare for our proposed fundraising through our initial public offering of our common stock. The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of January 1, 2017, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, we issued and sold 27,859,345 shares of our common stock (consisting of 23,763,345 Class S shares and 4,096,000 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of $279 million to us as payment for such shares. As of March 22, 2017 the Company had issued and sold an aggregate of 47,750,130 shares of our common stock (consisting of 40,507,678 Class S shares and 7,242,452 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering, resulting in net proceeds of $477 million to the Company as payment for such shares. We intend to continue selling shares in the Offering on a monthly basis. We will contribute future net proceeds from the Offering that are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership will use future net proceeds received from us to make investments in accordance with our investment strategy and policies.

As of December 31, 2016, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital;

•	realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and

•	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

Investment Strategy

Through its affiliation with Blackstone’s real estate group (“Blackstone Real Estate”), the Adviser will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Blackstone Real Estate was founded in 1991 and is one of the largest real estate investment managers in the world, with $102 billion of assets under management representing approximately $200 billion of debt and equity. Blackstone Real Estate operates as one globally integrated business with 424 real estate professionals globally as of December 31, 2016 and investments in North America, Europe, Asia and Latin America. Our objective is to bring Blackstone’s leading real estate investment platform with an institutional fee structure to the non-exchange traded REIT industry.

Our investment strategy is to acquire primarily stabilized income-oriented commercial real estate in the United States. To a lesser extent, we also plan to invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.

Our investment strategy is expected to capitalize on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also expect to benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. After acquisition, we will be able to leverage Blackstone Real Estate’s established asset management team, who focuses on value creation through the oversight and improvement of the operating performance of Blackstone Real Estate’s portfolio holdings.

Our investments in primarily stabilized income-oriented commercial real estate in the United States will focus on a range of asset types. These may include multifamily, retail, office, hotel, and industrial assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties.

Our real estate-related securities strategy is designed to generate current income. We also believe that our real estate-related securities will help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties while also seeking attractive investment return. We expect to use the Blackstone Real Estate Debt Strategies (“BREDS”) team to assist in this portion of the portfolio. The BREDS team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate-related securities investment opportunities throughout the capital structure.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event at the end of that period.

Investments in Properties

To execute our investment strategy we intend to invest primarily in stabilized income-oriented commercial real estate in the United States. We may invest to a limited extent in Canadian cities and potentially elsewhere, including as part of portfolio acquisitions where certain properties are located outside the United States. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment.

We do not intend to designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives.

Investment in Real Estate-Related Securities

Our real estate-related securities investments will focus on non-distressed public and private real estate debt, including, but not limited to, collateralized mortgage-backed securities (“CMBS”), mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity. Additionally, while we do not intend to make open market purchases of common stock in public equity REITs or other companies focused on owning real property, we may make such investments in companies with mortgages as one of their core businesses.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is in the range of 60% of our gross real estate assets (measured using the greater of fair market value and the cost of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During our ramp-up period, as well as during times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment.

On January 23, 2017, we entered into an unsecured, uncommitted line of credit (the “Blackstone Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (the “Lender”), an affiliate of Blackstone. For a description of the terms and provisions of the Blackstone Line of Credit, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our Taxation as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ending December 31, 2017, the year in which the proceeds from the Offering were released from escrow. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blackstone’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have.

Employees

We have no employees. Our operations are conducted by the Adviser.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Blackstone, including the Adviser and its affiliates. See Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.bxreit.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. As of December 31, 2016, we had made limited investments in real properties. There is no assurance that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have only made limited investments to date and our stockholders do not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.

As of December 31, 2016, we had made limited investments to date and are not able to provide any information relating to the merits of any specific properties or real estate-related securities that we may acquire, except for investments that may be described in the prospectus related to the Offering or its supplements or in other filings with the SEC. We will seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related securities. However, because investors are unable to evaluate the economic merit of our future investments before we make them, investors will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, stockholders’ ability to dispose of our shares will likely be limited to repurchase by us. If a stockholder sells shares to us, such stockholder may receive less than the price paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which the shares were initially purchased. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. As of December 31, 2016, we had not declared any distributions and had a limited number of investments. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;

•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•	defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Blackstone). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders’ interest in us on a percentage basis and may impact the value of stockholders’ investments especially if we sell these securities at prices less than the price paid for our shares. We may continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of our shares.

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our shares. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute stockholders’ ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in respect of any common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive our common shares or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to stockholders or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the early prepurchase deduction applicable to shares that have not been outstanding for at least one year, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to such early prepurchase deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of our common shares are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our properties and real estate-related securities are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. The Adviser will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Likewise, our investments in real estate-related securities will initially be valued at cost, and thereafter will be valued monthly at fair market value. Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation adviser, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation adviser. In addition, our investments in real estate-related securities, while a component of NAV, will be valued by the Adviser, based on market quotations or at fair value, and will not be reviewed by our independent valuation advisor or appraised.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Advisory Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in the Offering, and the price at which shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Adviser will review appraisal reports and monitor our properties and real estate-related securities, and is responsible for notifying the independent valuation adviser of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related securities or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.

If we are able to quickly raise capital during the Offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. If we fail to timely invest the net proceeds of the Offering, our results of operations and financial condition may be adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time hold cash pending deployment into investments, which may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;

•	requiring a two-thirds vote of stockholders to remove directors;

•	providing that only the board of directors can fix the size of the board;

•	providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	providing for a majority requirement for the calling of a special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•	two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Blackstone, the Dealer Manager and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our shares by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders. See “Management — Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents.”

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association indicates that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Stockholders’ interest in us will be diluted if we issue additional shares.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,100,000,000 shares of capital stock, of which 2,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 500,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares, stockholders’ percentage ownership interest in us will be diluted.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under

Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Our results of operations may be damaged if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (The “Investment Company Act”). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Blackstone’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cyber security incidents. Breaches of Blackstone’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Blackstone takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of Blackstone’s systems and/or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s and/or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our investors (and their beneficial owners) and the intellectual property and trade secrets of Blackstone. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Blackstone’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on Blackstone’s headquarters in New York City, where most of Blackstone’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and lack of availability of financing; and

•	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Blackstone’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Blackstone’s businesses and operations (including the Adviser).

A recession, slowdown and/or sustained downturn in the U.S. real estate market, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments capital structures.

For example, as a result of the recent financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in the prospectus related to the Offering. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•	acquired properties may fail to perform as expected;

•	acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will invest primarily in stabilized income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and our results of operations.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition in acquiring properties may reduce our profitability and our results of operations.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Blackstone’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be impacted.

We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with Blackstone affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We likely will acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with any shared investments in which we participate alongside any Other Blackstone Accounts (as defined below), the Adviser may from time to time grant absolutely and/or share with such Other Blackstone Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Blackstone Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Blackstone affiliates may also entail further conflicts of interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Blackstone affiliates) include:

•	the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

•	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;

•	the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

•	under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Blackstone;

•	under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

•	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

“Other Blackstone Accounts” means investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto).

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties, including affiliates of the Adviser or Blackstone, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Blackstone are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the prospectus related to the Offering, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Leases with retail properties’ tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Our properties will face significant competition.

We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but there is no assurance that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases.

Our properties are, and any properties we acquire in the future will be, subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.

We invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken.

We will face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Blackstone Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

We will face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

Our retail tenants will face competition from numerous retail channels.

Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

We expect that, to the extent that we invest in any multifamily residential properties, substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors do not improve or worsen.

If any credit market disruptions or economic slowdowns occur, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.

The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

General Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the market price for our shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures and/or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “— We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We generally invest in high-yield securities which are generally subject to more risk than higher rated securities.

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities or “junk bonds.”

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “— We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

There are certain risks associated with the insolvency of obligations backing CMBS and other investments.

The commercial real estate loans backing the CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the commercial mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such commercial mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with CMBS interest shortfalls.

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may invest in structured products that may include structural and legal risks.

We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a

“controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor and/or participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. Subordinated tranches of CMBS or other investments absorb losses from default before other more senior tranches of CMBS to which it is subordinate are put at risk. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face risks related to our investments in mezzanine loans.

Although not secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which investments are subordinate to the A-note portion of the same loan (which we would not expect to hold). In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness, but senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.

We may invest in equity of other REITs that invest in real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate debt are subject to the risks of the real estate debt market and, more generally, the real estate market and securities market.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to a management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

Certain of our investments may have additional capital requirements.

Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life-cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties. See “— We may invest in derivatives, which involve numerous risks” below.

We may invest in derivatives, which involve numerous risks.

We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We will face risks associated with short sales.

Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.

We may make open market purchases or invest in publicly traded securities.

Although not anticipated to be a meaningful component of our investment strategy, we have the ability to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments, and to sell existing investments, in public securities because Blackstone may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.

Political changes may affect the real estate-related securities markets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. On

January 20, 2017, Mr. Donald J. Trump became President of the United States. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stock.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is in the range of 60% of our gross real estate assets (measured using the greater of fair market value and cost of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. See Item 1 — “Business — Borrowing Policies.” The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We obtained an uncommitted line of credit from an affiliate of Blackstone and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under our current line of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from the Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. We may utilize a line of credit for the benefit of Other Blackstone Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Blackstone Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The volatility of the global credit markets has made it more difficult for financial sponsors like Blackstone to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, has dramatically reduced investor demand for high yield debt and senior bank debt, which in turn has led some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary and continue, they may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to make distributions to our stockholders and the value of our shares.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Risks Related to our Relationship with the Adviser and the Dealer Manager

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of the Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for the Offering is Blackstone Advisory Partners L.P. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Investors will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Blackstone, we may incur additional fees and expenses.

Because the Adviser and the Dealer Manager are affiliates of Blackstone, our sponsor, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Blackstone and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, Dealer Manager and other Blackstone affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Blackstone and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the Blackstone name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Blackstone. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement (“Trademark License Agreement”), with Blackstone TM L.L.C. (the “Licensor”), an affiliate of Blackstone, pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Blackstone Real Estate Income Trust, Inc.”. Under this agreement, we have a right to use this name for so long as the Adviser (or another affiliate of the Licensor) serves as our advisor (or another advisory entity) and the Adviser remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice, provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Blackstone” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Blackstone or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Blackstone, the Dealer Manager, the Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Blackstone and Blackstone personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Blackstone or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Blackstone will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser is paid a management fee for its services based on our NAV, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of our shares of common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the purchase price or more than the repurchase price.

The Adviser’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner.

Blackstone personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Adviser and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several other Blackstone investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and/or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Blackstone has implemented policies and procedures to address conflicts of interest across its various businesses, and these policies and procedures may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Blackstone and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Blackstone’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Blackstone Real Estate is in possession of material non-public information or is otherwise restricted from trading in certain securities, we and the Adviser, as part of Blackstone Real Estate, generally also will be deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

Blackstone and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including the Adviser, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with the Adviser have or may have an investment strategy similar to ours and therefore may engage in competing activities with us. In particular, various Blackstone Real Estate opportunistic and substantially stabilized real estate funds and other investment vehicles seek to invest in a broad range of real estate investments.

As part of its regular business, Blackstone provides a broad range of services. In addition, Blackstone and its affiliates may provide services in the future beyond those currently provided. Our stockholders will not receive a benefit from the services provided to other investment vehicles or share in any of the fees generated by the provision of such services. Blackstone may have relationships with, render services to or engage in transactions with government agencies and/or issuers or owners of securities that are, or are eligible to be, our investment opportunities. As a result, employees of Blackstone may possess information relating to such issuers that is not known to our employees or the Adviser’s employees responsible for making investment decisions or for monitoring our investments and performing the other obligations under the Advisory Agreement. Those employees of Blackstone will not be obligated to share any such information with us or the Adviser and may be prohibited by law or contract from doing so.

In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such a case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone will be under no obligation to decline any such engagements in order to make the investment opportunity available to us. In connection with its investment banking, capital markets, real estate advisory and other businesses, Blackstone may determine that there are conflicts of interest or come into possession of information that limits its ability to engage in potential real estate-related transactions. Our activities may be constrained as a result of these conflicts of interests and Blackstone personnel’s inability to use such information. For example, employees of Blackstone may be prohibited by law or contract from sharing information with Blackstone Real Estate. We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments Blackstone and its affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with Blackstone will be precluded from providing services related to our activities because of certain confidential information available to those individuals or to other parts of Blackstone.

Blackstone has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser will consider those relationships, which may result in certain transactions that the Adviser will not undertake on our behalf in view of such relationships. We may also co-invest with clients of Blackstone in particular properties, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments Blackstone and its affiliates may make or have made. We may also co-invest with such clients of Blackstone in particular properties and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “— Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below.

Blackstone may from time to time participate in underwriting or lending syndicates with respect to us or our subsidiaries and/or Other Blackstone Accounts, or may otherwise be involved in the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by us, or our subsidiaries. Such underwritings may be on a firm commitment basis or may be on an uncommitted “best efforts” basis. A Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate and purchase securities from us or our subsidiaries. Blackstone may also, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets where it may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions or other compensation from us and such other parties. Subject to applicable law, Blackstone may receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing (including loan servicing) fees, advisory fees, lending arrangement, consulting, monitoring, commitment, syndication, origination, organizational, financing and divestment fees (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone or an Other Blackstone Account or vehicle is purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Blackstone may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions, discounts, fees or such other compensation from such other parties. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as an underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a Subscription Agreement for our shares, consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law. Sales of securities for our account (particularly marketable securities) may be bunched or aggregated with orders for other accounts of Blackstone. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Where Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the new combined business operates independently from Blackstone and is not an affiliate thereof, nevertheless conflicts may arise in connection with transactions between or involving us on the one hand and PJT on the other. Specifically, given that PJT will not be an affiliate of Blackstone, there may be fewer or no restrictions or limitations placed on transactions or relationships engaged in by PJT’s new advisory business as compared to the limitations or restrictions that might apply to transactions engaged in by an affiliate of Blackstone. It is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest in doing transactions involving PJT will still arise. The pre-existing relationship between Blackstone and its former personnel involved in such financial and strategic advisory services, the overlapping ownership, and certain co-investment and other continuing arrangements, may influence the Adviser in deciding to select or recommend PJT to perform such services for us (the cost of which will generally be borne directly or indirectly by us). Nonetheless, the Adviser and its affiliates will be free to cause us to transact with PJT generally without restriction under our charter notwithstanding such overlapping interests in, and relationships with, PJT. See also “— The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us” below.

Blackstone receives various kinds of portfolio company/entity data and information, such as data and information relating to business operations, trends, budgets, customers and other metrics (this data is sometimes referred to as “big data”). In furtherance of the foregoing, Blackstone may enter into information sharing and use arrangements with portfolio companies and/or entities. Blackstone believes that access to this information furthers the interests of our investors by providing opportunities for operational improvements across portfolio companies and/or entities and in connection with our investment management activities. Subject to appropriate contractual arrangements, Blackstone may also utilize such information outside of our activities in a manner that provides a material benefit to Blackstone and/or its affiliates but not to us. The sharing and use of such information presents potential conflicts of interest and investors acknowledge and agree that any corresponding/resulting benefits received by Blackstone and/or its affiliates will not offset the Adviser’s management fee or otherwise be shared with investors. As a result, the Adviser may have an incentive to pursue investments in companies and/or entities based on their data and information and/or to utilize such information in a manner that benefits Blackstone and/or its affiliates.

Other present and future activities of Blackstone and its affiliates (including the Adviser and the Dealer Manager) may also give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflict of interest arises, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.

Blackstone engages various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.

Blackstone engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Blackstone and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Blackstone or us). In such circumstances, such payments from, or allocations with respect to, us and/or our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone, be deemed paid to or received by Blackstone. These strategic advisors, senior advisors, consultants, executive advisors and/or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property. Additionally, and notwithstanding the foregoing, these senior advisors, consultants and/or other professionals as well as current and former chief executive officers of Blackstone portfolio entities, may be (or have the preferred right to be) investors in various Blackstone portfolio entities and/or Other Blackstone Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and/or other professionals and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they provide the Dealer Manager and/or the Adviser with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or directors on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances Blackstone may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms and/or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from Blackstone, us and/or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of Blackstone “employees” (e.g., they may have dedicated offices at Blackstone, have a Blackstone email address, participate in general meetings and events for Blackstone personnel, work on Blackstone matters as their primary or sole business activity) even though they are not considered Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement, Advisory Agreement or the Operating Partnership’s partnership agreement. There can be no assurance that any of the senior advisors, consultants and/or other professionals will continue to serve in such roles and/or continue their arrangements with Blackstone, us and/or any portfolio properties.

We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Adviser and its affiliates or their clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. The purchases and sales referred to in this paragraph will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Through Other Blackstone Accounts, Blackstone currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property and real estate-related securities investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. See “— Blackstone may raise and/or manage Other Blackstone Accounts which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities will be allocated among us and one or more Other Blackstone Accounts in accordance with Blackstone’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which is generally pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., joint venture investments between us and an Other Blackstone Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments and (v) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).

Currently a Private Core+ Account invests in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial and retail assets in major U.S. markets. To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, including at the lower leverage targeted by the Private Core+ Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above (including maintaining our status as a non-investment company exempt from the Investment Company Act). There may be instances where an overlapping investment opportunity would have satisfied our primary investment objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield assuming our targeted leverage ratio of 60%, but which does not satisfy our investment objectives at the lower targeted leverage ratio of the Private Core+ Accounts. If the Adviser and its affiliates determine to use the lower leverage ratio, such overlapping investment opportunity would not be allocated to us in whole or part. A sharing of the investment opportunity at different leverage ratios would not be possible because such joint venture investments with the Private Core+ Accounts must be on the same terms (including leverage ratio).

Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities. This priority will result in fewer investment opportunities being made available to us.

As of December 31, 2016, Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts) that are in their investing stage had approximately $3 billion of unused capital commitments and Select Opportunistic Blackstone Accounts (which are Other Blackstone Accounts that receive priority over us and whose investment strategies are generally less similar to ours but can overlap to some extent) in their investing stage had approximately $10.6 billion of unused capital commitments.

The Adviser and its affiliates will calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Blackstone Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.

To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.

The allocation of investment opportunities may be based on the Adviser’s or its affiliates’ determination of the expected returns for such investments (e.g., specific investment opportunities with higher expected returns may be allocated to Other Blackstone Accounts whereas those with lower relative expected returns may be allocated to us). The Adviser, Blackstone or their affiliates may also give advice to the Other Blackstone Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours. At times, the investment professionals employed by the Adviser or its affiliates and other investment vehicles affiliated with the Adviser and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment companies for which he or she exercises investment responsibility and not for us.

There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Adviser’s determination of the expected returns for such items (e.g., specific items with higher expected returns may be allocated to Other Blackstone Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third party valuation firm and/or the Adviser and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other Blackstone Accounts.

The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for Blackstone to allocate a greater percentage of an investment opportunity to us or such Other Blackstone Vehicles, as the case may be.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Blackstone or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities. Under this resolution Blackstone and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Blackstone’s or its affiliates’ status as a stockholder or Blackstone’s affiliates’ status as our officers or directors.

We co-invest with Blackstone affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Blackstone Accounts have a different principal investment, conflicts of interest may arise between us and Other Blackstone Accounts, and the Adviser may take actions that are adverse to us.

We also co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We and/or the Other Blackstone Accounts may make and/or hold investments at different levels of an issuer’s capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Blackstone Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Blackstone Accounts, the Adviser and its affiliates may be presented with decisions when our interests and the interests of the Other Blackstone Accounts are in conflict. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such securities held by such Other Blackstone Accounts (notwithstanding that if such Other Blackstone Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Blackstone Accounts, which may adversely impact us.

Other Blackstone Accounts may also participate in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer’s securities. In connection with negotiating loans and bank financings in respect of our real estate-related transactions, from time to time Blackstone will obtain the right to participate on its own behalf in a portion of the financings with respect to such transactions. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, Blackstone may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Blackstone Accounts, the Adviser and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Blackstone Accounts are in conflict, and Blackstone may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and Blackstone may be required to take action where it will have conflicting loyalties between its duties to the us and to Other Blackstone Accounts, which may adversely impact us.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such Other Blackstone Accounts’ involvement and actions relating to its investment.

We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.

We and any Other Blackstone Accounts may invest in shared assets typically through the formation of joint ventures that we and such fund control equally. Such joint venture investments will involve risks and conflicts of interests. See “— Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

Blackstone may structure certain investments such that Blackstone will face conflicting fiduciary duties to us and certain debt funds.

It is expected that Blackstone will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Blackstone (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Blackstone Account or another Blackstone real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Blackstone Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).

Blackstone may raise and/or manage Other Blackstone Accounts which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.

Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “— Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.

Blackstone’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Blackstone or one or more Other Blackstone Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Blackstone or one or more Other Blackstone Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Blackstone or one or more Other Blackstone Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

Disputes between Blackstone and our joint venture partners who have pre-existing investments with Blackstone may affect our investments relating thereto.

Some of the third-party operators and joint-venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Blackstone. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Blackstone and such operators and partners, our investments relating thereto may be affected.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other Blackstone funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Adviser and/or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us.

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Blackstone and/or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Blackstone and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which Blackstone and/or Other Blackstone Accounts have an investment, and payments by us may indirectly benefit Blackstone and/or such Other Blackstone Accounts. Additionally, certain employees of the Adviser may have family members or relatives employed by such advisors and service providers. The Adviser and/or its affiliates may also provide administrative and other services to us, as described below. These relationships may influence us, Blackstone and/or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

Certain Blackstone affiliates, as well as portfolio companies owned by one or more Other Blackstone Accounts, also provide other services in respect of our investments from time to time, including, but not limited to, property management services, leasing services, corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures), construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services. Such service providers, include, without limitation the following companies, which provide some or all of the services described above:

LivCor. We have engaged LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, for certain of our multi-family properties.

Equity Office Management/Equity Office Properties. We have engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, for certain of our office and industrial properties.

ShopCore. We expect to engage ShopCore, LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, for certain of our retail properties.

WHM/BRE Select Hotels. We have engaged WHM, LLC (“WHM”), a portfolio company controlled (but not owned) by a Blackstone-advised fund, for certain of our hotel properties.

See Item 13 — “Certain Relationships and Related Party Transactions, and Director Independence — Our Relationship with Our Adviser and Blackstone — Affiliate Service Providers” for more information on our relationships with these portfolio companies.

Blackstone-affiliated service providers (including portfolio companies of Other Blackstone Funds) may charge costs and expenses based on allocable overhead associated with employees working on relevant corporate service matters (including salaries, benefits and other similar expenses), provided that these amounts in the aggregate will not exceed market rates as determined by the Adviser to be appropriate under the circumstances. There can be no assurance that a different manner of allocation would not result in us and/or Other Blackstone Accounts bearing less (or more) costs and expenses. In addition, certain affiliated service providers (including portfolio companies of Other Blackstone Accounts) and/or their respective employees will receive a management promote, an incentive fee and/or other performance-based compensation in respect of our investments. The fees and expenses of such Blackstone-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser, even though some of the services that may be provided are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Blackstone believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to those provided by third parties. The Adviser will make determinations of market rates based on its consideration of a number of factors, which generally include the Adviser’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances. For example, property management services will be provided at market rates whereas corporate services will be provided on a no-profit, break-even basis and allocated on a per foot, per unit or per key basis (i.e., to cover the cost of allocated employees and related overhead). In each case, in the aggregate, such services will be provided at market rates. While Blackstone generally intends to periodically obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential and/or bespoke nature of such services. Therefore, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser.

Other actual, apparent and potential conflicts of interest may arise in respect of such portfolio companies and there can be no assurance that Blackstone will be able to resolve such conflicts in the best interests of us and/or the applicable Other Blackstone Accounts.

Blackstone has partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by us, Other Blackstone Accounts and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us and Other Blackstone Accounts, unless in the context of a portfolio transaction that includes properties in rate-regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, when a third party is paying all or a material portion of the premium or in other scenarios where LNLS is not negotiating the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by us based on its equity interest in LNLS. In each case, there will be no related offset to the Adviser’s management fee. As a result, while Blackstone believes the venture will provide services equal to those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

Advisors and other service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Blackstone and its affiliates, the Adviser or its affiliates (including personnel) may pay different amounts or rates than those paid by us. Transactions relating to our real estate-related securities that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to us. In addition, Blackstone, its affiliates, the Other Blackstone Accounts and/or their portfolio companies and we may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by Blackstone, its affiliates, the Other Blackstone Accounts and their portfolio companies and us in the aggregate. For example, certain portfolio companies enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled across portfolio companies and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative or management related initiatives that result in commissions, discounts, rebates or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved by the portfolio company. However, the Adviser and its affiliates have a longstanding practice of not entering into any arrangements with advisors or service providers that could provide for lower rates or discounts than those available to us, or other Blackstone investment vehicles for the same services.

Blackstone will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of Blackstone) that provide services to or otherwise contract with us. Blackstone has in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology and other industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone may also make referrals and/or introductions to us (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone that are tied or related to participation by us and Other Blackstone Accounts). We will not share in any fees or economics accruing to Blackstone as a result of these relationships and/or our participation in these relationships.

Conflicts of interest related to tenants.

Certain properties owned by us and/or an Other Blackstone Account may be leased out to tenants that are affiliates of Blackstone, including but not limited to Other Blackstone Accounts and/or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.

We are party to an uncommitted line of credit with an affiliate of Blackstone.

We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $250 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, LIBOR plus 2.25%. There is no assurance that we will be able to obtain leverage from a third-party lender. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.

The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Blackstone personnel.

The officers, directors, members, managers and employees of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by the Dealer Manager or the Adviser.

We have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that may participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of investments made by us and such other vehicles, the structuring or the acquisition of investments and the timing of disposition of investments and such other vehicles. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliate) as a whole, not the investment, tax or other objectives of any stockholders individually.

We may be subject to additional potential conflicts of interests as a consequence of Blackstone’s status as a public company.

As a consequence of Blackstone’s status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•	unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (20% in taxable years beginning after December 31, 2017). If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

Our charter will not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.9% in value of our outstanding capital stock of all classes or series, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.9% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (a “non-U.S. holder” is a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes)), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

Stockholders may have current tax liability on distributions that they elect to reinvest in our common stock.

If a stockholder participates in our distribution reinvestment plan, such stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholder is a tax-exempt entity, such stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Proposed legislation may adversely affect Blackstone employees and other service providers.

Congress has considered proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes and other proposed legislation that would treat publicly traded partnerships engaged in certain investment management activities, such as Blackstone, as corporations for such purposes. Enactment of any such legislation could adversely affect employees or other individuals performing services for us who hold direct or indirect interests in the Adviser and benefit from carried interest, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for us. Any such developments could thus adversely affect our investment returns and distributions. It is unclear whether any such proposed legislation will be enacted or if enacted, how it would apply to Blackstone, the Adviser, and any other individual involved with us who benefit from carried interest.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock.

Additional changes to the tax laws are likely to continue to occur, and there can be no assurance that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with their tax advisor with respect to the impact of recent legislation on such investors’ investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

According to publicly released statements, a top legislative priority of the Trump administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on an investment in us.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “ERISA Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Investments in Real Property

As of December 31, 2016, we did not own any real property.

As of March 22, 2017, we owned interests in three real properties described below.

Property Name	Location	Sector	Acquisition Date	Acquisition Price (‘000)	Sq. Feet/Number of Rooms/Units	Occupancy Rate(1)
UC Davis Hotel	Davis, CA	Hotel	Jan. 2017	$32,200	127 rooms	83%
Sonora Canyon	Mesa, AZ	Multifamily	Feb. 2017	40,700	388 units	91
Stockton	Stockton, CA	Industrial	Feb. 2017	32,500	878,000 sq. ft.	91

(1)	Occupancy is as of December 31, 2016, except for UC Davis Hotel which is the average occupancy for 2016.

UC Davis Hotel

On January 20, 2017, the Company acquired the Hyatt Place UC Davis (the “UC Davis Hotel”) from an unaffiliated third party, for $32.2 million, exclusive of closing costs. The hotel has a total of 127 rooms and was constructed in 2010 and recently expanded in 2014. The property is the only hotel on the University of California, Davis campus and no new supply was added to the market in 2016. The UC Davis Hotel is subject to a ground lease with The Regents of The University of California, which owns the underlying land. The property is operated under the Hyatt brand name pursuant to a franchise agreement with an affiliate of Hyatt Hotels Corporation. The acquisition of the UC Davis Hotel was funded through proceeds from the Offering.

Sonora Canyon

On February 10, 2017, the Company acquired the Sonora Canyon Apartments (“Sonora Canyon”), a multifamily property from an unaffiliated third party, for $40.7 million, exclusive of closing costs. Sonora Canyon has a total of 388 units and is located in a suburb of Phoenix, Arizona. We believe that the suburban Phoenix housing market has experienced favorable fundamentals with strong rent growth and limited new residential supply. Additionally, the completion of a new light rail transit hub near the property should generate more accessibility. The acquisition of Sonora Canyon was funded through proceeds from the Offering.

Stockton

On February 16, 2017, the Company acquired the Stockton Industrial Park (“Stockton”), an industrial complex from an unaffiliated third party, for $32.5 million, exclusive of closing costs. Stockton has a total of approximately 878,000 square feet and is located in Stockton, California, the largest industrial market in California’s Central Valley. The property is currently 91% occupied in a market with net absorption significantly exceeding new supply. The acquisition of Stockton was funded through proceeds from the Offering.

In connection with the acquisition of the properties described above, we have engaged certain affiliates of Blackstone to provide services. See Item 13 — “Certain Relationships and Related Party Transactions, and Director Independence — Our Relationship with Our Adviser and Blackstone — Affiliate Services Agreements.”

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, New York, New York 10154. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no active public trading market for our shares and we have no intention of listing our shares in the future.

During the period from the commencement of the Offering through December 31, 2016, the offering price of each class of our common stock was $10.00 per share, plus applicable selling commissions and dealer manager fees.

As of December 31, 2016, there was one holder of record of our common stock. As of March 22, 2017, there were 3,558 holders of record of our common stock.

Distribution Policy

As of December 31, 2016, we had not declared any distributions. We intend to declare distributions monthly based on record dates established by our board of directors and to pay such distributions on a monthly basis commencing in April 2017.

We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than Maine, Maryland, New Jersey and Ohio investors and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Maine, Maryland, New Jersey and Ohio investors and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares will be calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Unregistered Sale of Equity Securities

On March 2, 2016, we issued 20,000 shares of our common stock to the Adviser for an aggregate purchase price of $200,000 in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. On August 15, 2016, the Company amended its charter and the 20,000 shares of common stock held by the Adviser were converted into 20,000 shares of Class I common stock.

Use of Proceeds from Registered Securities

On August 31, 2016, our Registration Statement on Form S-11 (File No. 333-213043) covering the Offering was declared effective under the Securities Act. As of December 31, 2016, we had not broken escrow and, therefore, we had not received any proceeds from the Offering or paid any selling commissions or dealer manager fees. As of December 31, 2016, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of $7.1 million.

As of January 1, 2017, the Company satisfied the Offering’s minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow.

Share Repurchase Program

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Further, the Company may modify, suspend or terminate the share repurchase plan.

During the year ended December 31, 2016, no shares were repurchased pursuant to the Company’s share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-13 of this report.

	December 31, 2016	March 2, 2016 (date of initial capitalization)
Operating Data:
Total revenues	$—	$—
Total expenses	(114,823)	—

Net loss	$(114,823)	$—

Per Share Data:
Net loss per share of Class I common stock	$(5.74)	$—

Distributions declared per share of Class I common stock	$—	$—

Balance Sheet Data:
Total assets	$200,000	$200,000
Total liabilities	$114,823	$—
Total Equity	$85,177	$200,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, I. Item 1A — “ Risk Factors” in this Annual Report on Form 10-K.

Overview

Blackstone Real Estate Income Trust, Inc. was formed on November 16, 2015 as a Maryland corporation. We are an externally advised, perpetual-life entity that intends to qualify as a REIT for U.S. federal income tax purposes. We were formed to invest primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership. BREIT Special Limited Partner L.L.C., a wholly owned subsidiary of Blackstone, owns a special limited partner interest in the Operating Partnership. We plan to own all or substantially all of our assets through the Operating Partnership, which as of December 31, 2016 had not commenced its principal operations. The Company and the Operating Partnership are externally managed by BX REIT Advisors L.L.C., an affiliate of Blackstone.

Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the Advisory Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and to make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

On March 2, 2016, the Company was capitalized with a $200,000 investment by the Adviser. As of December 31, 2016, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through December 31, 2016 was to prepare for our proposed fundraising through the Offering. The Company has registered with the SEC an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan.

As of January 1, 2017, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, we issued and sold 27,859,345 shares of our common stock (consisting of 23,763,345 Class S shares and 4,096,000 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of $279 million to us as payment for such shares. We intend to continue selling shares in the Offering on a monthly basis. We will contribute future net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership will use future net proceeds received from us to make investments in accordance with our investment strategy and policies.

As of December 31, 2016, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in our offerings and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-213043) or Item 1A. — “Risk Factors.”

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital;

•	realize appreciation in NAV from proactive investment management and asset management; and

•	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

Results of Operations

As of December 31, 2016, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to make investments with the capital received from the Offering and any indebtedness that we may incur in connection with our investment activities.

From March 2, 2016 (date of our initial capitalization) through December 31, 2016, we had not commenced our principal operations and were focused on our formation and the registration of the Offering and selling our shares. Our registration statement was declared effective by the SEC on August 31, 2016. We commenced selling shares in October 2016 and broke escrow on January 1, 2017.

We incurred general and administrative expenses of $114,823 during the period from March 2, 2016 (date of our initial capitalization) through December 31, 2016. Such costs represent legal, accounting, board of directors fees and other corporate services.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering costs, operating expenses, capital expenditures and to pay interest on any outstanding indebtedness we may incur. We anticipate our operating expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, an affiliate of the Adviser, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, and fees related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date on which we broke escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following December 31, 2017. As of December 31, 2016, the Adviser had accrued $7.1 million of organization and offering expenses on our behalf.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2017. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Over time, we generally intend to fund our other cash needs from operations

On January 23, 2017, we entered into an unsecured, uncommitted line of credit up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone. The Blackstone Line of Credit expires on January 23, 2018, subject to one-year extension options requiring Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Blackstone Line of Credit is repayable on the earliest of (i) the expiration of the Blackstone Line of Credit, (ii) the Lender’s demand and (iii) the date on which the Adviser no longer acts as our investment adviser, provided that we will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent we have not repaid all loans and other obligations under the Blackstone Line of Credit when repayment is required, we are obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that we will be permitted to (x) make payments to fulfill any repurchase requests pursuant to our share repurchase plan, (y) use funds to close any acquisition of property which we committed to prior to receiving a demand notice and (z) make quarterly distributions to our stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for us to maintain our REIT status. The Blackstone Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Blackstone Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the line of credit, the Lender may accelerate the repayment of amounts outstanding under the Blackstone Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 22, 2017, we had not borrowed any amounts under the Blackstone Line of Credit. We may decide in the future to use the Blackstone Line of Credit or a line of credit from an unaffiliated party to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. We expect the Blackstone Line of Credit and any future line of credit to afford us borrowing availability to fund repurchases.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of March 22, 2017 the Company had issued and sold an aggregate of 47,750,130 shares of our common stock (consisting of 40,507,678 Class S shares and 7,242,452 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering. The Company intends to continue selling shares in the Offering on a monthly basis.

Cash Flows

On March 2, 2016, the Company was capitalized with a $200,000 investment by the Adviser. There have been no other cash flows from our inception through December 31, 2016. As of March 22, 2017, we had received net proceeds from the Offering of $477 million.

As of December 31, 2016, we had not declared or paid any distributions.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence principal operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Expenses

The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date on which escrow for the Offering was released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

Organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates by the Company. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheets.

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

Value of Real Estate Portfolio

We will review our real estate portfolio to ascertain if there are any indicators of impairment in the carrying value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Revenue Recognition

Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues unbilled rent receivables, which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken.

Rental revenue will also include amortization of above- and below-market leases. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated.

Income Taxes

As a REIT, we will not be subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to U.S. federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Recent Accounting Pronouncements

See Note 3 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2016.

Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
Organization and Offering Expenses	$7,103,075	$0	$2,841,230	$2,841,230	$1,420,615

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of December 31, 2016. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2016, we had no indebtedness and did not use any derivative financial instruments.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-13. See accompanying Index to the Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and NCR Corporation, each of which may be considered to have been an affiliate of Blackstone and therefore our affiliate during all or a portion of the year ended December 31, 2016.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Frank Cohen	44	Chairman of the Board and Chief Executive Officer
Paul D. Quinlan	39	Chief Financial Officer and Treasurer
A.J. Agarwal	50	President and Director
Brian Kim	37	Head of Acquisitions and Capital Markets
Robert Harper	38	Head of Asset Management
Wesley LePatner	35	Chief Operating Officer and Director
Karen Sprogis	56	Head of Investor Relations
Judy Turchin	47	Chief Legal Officer and Chief Compliance Officer
Leon Volchyok	33	Chief Securities Counsel and Secretary
Raymond J. Beier	60	Independent Director
Richard I. Gilchrist	71	Independent Director
Field Griffith	63	Independent Director
Edward Lewis	76	Independent Director

Frank Cohen has been Chairman of the Board and the Chief Executive Officer of the Company since July 2016. He is a Senior Managing Director with Blackstone based in New York. He is the Global Head of Core+ Real Estate and a member of the Blackstone Real Estate Investment Committee. Since joining Blackstone in 1996, Mr. Cohen has been involved in over $100 billion of real estate transactions. He has been involved with many of Blackstone’s notable investments, including Equity Office Properties, CarrAmerica Realty, Trizec Properties and IndCor Properties. Mr. Cohen received a BA from Northwestern University, where he graduated from the Honors Program in Mathematical Methods in the Social Sciences, with a double major in political science. He serves as a director for Hudson Pacific Properties (NYSE: HPP), as well as for several private Blackstone portfolio companies, including Equity Office Properties. He is also a Trustee of the Urban Land Institute and on the WCAS Board of Visitors at Northwestern University. Mr. Cohen is a valuable member of our board of directors because of his vast real estate experience, his history with Blackstone and his leadership of Blackstone Real Estate’s global Core+ business.

Paul D. Quinlan has been the Chief Financial Officer and Treasurer of the Company since June 2016. He is a Managing Director and Chief Financial Officer of Blackstone Real Estate based in New York. Mr. Quinlan was previously the CFO for Blackstone Real Estate Debt Strategies and Blackstone Mortgage Trust, Inc. (NYSE: BXMT). Prior to this, he was a member of Blackstone Finance, where he served as Head of Financial Planning & Business Development, with oversight of management and public reporting, as well as strategic acquisitions. Mr. Quinlan also served as the CFO for Blackstone Advisory Partners L.P. Prior to joining Blackstone in 2010, Mr. Quinlan worked at Bank of America Merrill Lynch, focusing on strategic corporate M&A and private equity investments. Mr. Quinlan received a B.S. in Finance cum laude from Georgetown University and an MBA with distinction from the NYU Stern School of Business.

A.J. Agarwal has been a director and the President of the Company since December 2015. He is a Senior Managing Director in Blackstone Real Estate and leads Blackstone’s U.S. Core+ real estate business. Prior to launching and leading Blackstone’s Core+ real estate business in 2014, Mr. Agarwal was co-head of U.S. Acquisitions and oversaw more than $15 billion of equity commitments and $50 billion of transactions across all real estate asset classes. In addition to leading the Brixmor and Extended Stay Hotels IPOs, he was directly involved with and led investments across all sectors, including Blackstone’s investment in malls through General Growth Properties, limited service hotels through Apple REIT 6 and Extended Stay Hotels, luxury hotels through Hotel del Coronado, shopping centers through Brixmor and multiple other grocery-anchored portfolios, and office buildings such as One Market Plaza in San Francisco. Based in New York, Mr. Agarwal joined Blackstone in 1992 and is a member of the Blackstone Real Estate Investment Committee. Mr. Agarwal graduated from Princeton University, where he graduated magna cum laude and Phi Beta Kappa, and received his MBA from Stanford University Graduate School of Business. Mr. Agarwal is a valuable member of our board of directors because of his vast real estate and investment experience, his history with Blackstone and his oversight of Blackstone Real Estate’s U.S. Core+ business.

Brian Kim has been the Head of Acquisitions and Capital Markets of the Company since January 2017. He is a Managing Director with Blackstone Real Estate and is based in New York. Since joining Blackstone in 2008, Mr. Kim has played a key role in a number of Blackstone’s investments including the take private and subsequent sale of Strategic Hotels & Resorts, the acquisition of Peter Cooper Village / Stuyvesant Town and the creation of BRE Select Hotels Corp, Blackstone’s select service hotel platform. Prior to joining Blackstone, Mr. Kim worked at Apollo Real Estate Advisors, Max Capital Management Corp. and Credit Suisse First Boston. Mr. Kim has served as a board member, Chief Financial Officer, Vice President and Managing Director of BRE Select Hotels Corp since May 2013 and as a board member of La Quinta Holdings Inc. (NYSE: LQ), a portfolio company of a Blackstone fund, since November 2015. Mr. Kim received an AB in Biology from Harvard College where he graduated with honors.

Robert Harper has been the Head of Asset Management of the Company since August 2016. He is a Senior Managing Director and the Head of U.S. Asset Management for Blackstone Real Estate. He is based in New York. Since joining Blackstone in 2002, Mr. Harper has been involved in analyzing Blackstone’s real estate equity and debt investments in many property types and has worked on transactions including Hilton Worldwide and Equity Office Properties. Mr. Harper previously worked for Blackstone in both London and Los Angeles. Mr. Harper currently serves as a director of Invitation Homes, Inc. (NYSE: INVH), ESH Hospitality, Inc. (NYSE: INVH) and Park Hotels & Resorts Inc. (NYSE: PK) following its spin-off from Hilton Worldwide Holdings Inc. Prior to joining Blackstone, Mr. Harper worked for Morgan Stanley’s real estate private equity group in Los Angeles and San Francisco. Mr. Harper received a BS from the McIntire School of Commerce at the University of Virginia.

Wesley LePatner has been a director and the Chief Operating Officer of the Company since July 2016. She is a Managing Director with Blackstone Real Estate and serves as the Chief Operating Officer of the global Core+ business. In these roles she oversees the operations of the Core+ business and us. She is based in New York. Before joining Blackstone in 2014, Mrs. LePatner spent 11 years at Goldman Sachs, most recently as a Managing Director and the Chief Operating Officer of the Real Estate Investment Group within the Asset Management Division. Prior to that, Mrs. LePatner worked in Goldman Sachs’ Real Estate Principal Investment Area and the Real Estate Investment Banking Group. Mrs. LePatner received a BA from Yale University, summa cum laude and Phi Beta Kappa. Mrs. LePatner is a valuable member of our board of directors because of her extensive real estate operations experience and her history with Blackstone.

Karen Sprogis has been the Head of Investor Relations of the Company since June 2016. She is a Managing Director in the Investor Relations & Business Development group of Blackstone Real Estate and is based in New York. Since joining Blackstone in 1995, Ms. Sprogis has been involved in the asset management of Blackstone Real Estate’s investments in the U.S. and Canada across various property types and is involved in capital raising efforts for Blackstone Real Estate’s funds. Before joining Blackstone, Ms. Sprogis was a Vice President at Kleinwort Benson, where she was an international equity sales trader. Prior to that, Ms. Sprogis was a Portfolio Manager at JMB Institutional Realty Corporation. Ms. Sprogis received a BS in Accounting from the University of Illinois and an MBA from the University of Chicago.

Judy Turchin has been the Chief Legal Officer and Chief Compliance Officer of the Company since June 2016. She is a Managing Director and General Counsel of Blackstone Real Estate and is based in New York. Since joining Blackstone in 2010, Ms. Turchin has been responsible for the oversight and coordination of the legal affairs and compliance responsibilities relating to Blackstone’s global real estate business. Prior to joining Blackstone, Ms. Turchin was a Senior Vice President and Legal Officer at Lehman Brothers Real Estate Private

Equity. Prior to that, she was with the law firm of Wachtell Lipton Rosen & Katz in the real estate department. Ms. Turchin received a BA from Rutgers College, with honors, a Certificate in Government Studies from the Eagleton Institute of Politics and a JD from Fordham Law School.

Leon Volchyok has been the Chief Securities Counsel and Secretary of the Company since June 2016. He is a Principal in Blackstone Real Estate and is based in New York. Mr. Volchyok handles legal and compliance matters for Blackstone Real Estate, with a focus on its debt business and its public vehicles. He also serves as the Head of Legal and Compliance for Blackstone Mortgage Trust, Inc. (NYSE: BXMT) and as the Chief Compliance Officer of the Blackstone Real Estate Income Funds. Prior to joining Blackstone in 2013, Mr. Volchyok was a Senior Associate in the Real Estate Capital Markets group at Proskauer Rose LLP since 2008, where he specialized in capital markets transactions and general securities law and corporate governance matters, with a specific focus on REITs and other real estate companies. Mr. Volchyok received a BBA from Baruch College—Zicklin School of Business and a JD from Fordham Law School.

Raymond J. Beier has been a director of the Company since July 2016. He was a partner in the financial services practice at PricewaterhouseCoopers LLP, having been with the firm from 1993 to 2016. Mr. Beier has extensive experience in financial reporting matters relating to mergers, acquisitions and corporate finance transactions. Mr. Beier served in a variety of roles at PricewaterhouseCoopers LLP, including as a member of the National Office leadership team responsible for its strategic policy and analysis group and as a senior partner in the transaction services group. Mr. Beier also served on various PricewaterhouseCoopers committees, including the Global Private Equity Committee and the Extended Leadership Committee. He received a BS in Accounting, summa cum laude, from the University of Minnesota — Duluth and an MBA from the University of Minnesota — Carlson School of Management. Mr. Beier is a valuable member of our board of directors because of his extensive experience with accounting and financial reporting matters.

Richard I. Gilchrist has been a director of the Company since July 2016. He currently is Senior Advisor responsible for acquisitions and investments at The Irvine Company, a privately-held real estate investment company, a position he has held since July 2011 after having served as President of its Investment Properties Group from 2006 to 2011. He served as President and Co-Chief Executive Officer and on the board of directors of Maguire Properties, Inc., a publicly-held REIT, from 2002 to 2006. From 1997 to 2001, Mr. Gilchrist served as Chief Executive Officer, President and member of the board of directors of Commonwealth Atlantic Properties, a privately-held REIT. From 1995 to 1997, he served as the Co-Chairman and Managing Partner of CommonWealth Partners, a real estate company he co-founded. He currently serves on the board of directors of three publicly-traded REITs, Spirit Realty Capital, Inc. (NYSE: SRC), Ventas, Inc. (NYSE: VTR) and TIER REIT, Inc. (NYSE: TIER). He serves as lead independent director and on the compensation committee of Spirit Realty Capital, Inc., on the compensation and nominating committees of Ventas, Inc. and on the compensation and nominating committees and as Chairman of the board of TIER REIT, Inc. He has previously served as a director of BioMed Realty Trust, Inc. (NYSE: BMR) from 2007 to 2014 and Nationwide Health Properties, Inc. from 2008 to 2011. Mr. Gilchrist is a member of the Whittier College Board of Trustees and served as its Chairman from 2003 to 2011 where he received his BA in 1968. He is also a member of the Advisory Board of the University of California, Los Angeles Law School, where he earned a JD in 1971. We believe that Mr. Gilchrist’s extensive experience in the real estate industry, including having served as an executive officer of several REITs, his knowledge and experience in internal and external risk oversight, and his experience as a member of the board of directors of three public REITs gives him unique insight into our investment activities.

Field Griffith has been a director of the Company since July 2016. He was most recently employed full time as the Director of Real Assets Investments for the Virginia Retirement System from 2004 — 2016 where he was responsible for managing all aspects of the System’s global real estate, infrastructure and natural resource portfolios. The global real estate portfolio consisted of publicly- and privately-traded equity and debt investments in the form of separate accounts, joint ventures, closed-end funds and open-end funds. Mr. Griffith was also a member of the management committee of the Virginia Retirement System and was directly involved in the pension fund’s asset allocation and investment management process. From 1999 to 2004, he was an Executive

Vice President at BGK Properties (now Gemini Rosemont Commercial Real Estate) and was engaged in real estate portfolio management activities for the private real investment group. From 1985 to 1999, Mr. Griffith was employed in the real estate investment group for UNUM Life Insurance Company engaged in mortgage and equity underwriting, structuring, property acquisitions and asset management oversight, culminating in his role as portfolio manager of the commercial real estate equity group. From 1983 to 1985, he worked in the real estate investment group at Phoenix Life Insurance Company. Mr. Griffith is a Chartered Financial Analyst and received a B.A. from Beloit College and an M.B.A. from the University of Washington. From 2007 to 2013, he served as a board member of the Pension Real Estate Association. Mr. Griffith is a valuable member of our board of directors because of his extensive experience with real estate investments.

Edward Lewis has been a director of the Company since July 2016. From 2000 until February 2017, he was Senior Advisor to Solera Capital, a private equity firm. In 1969, he co-founded Essence Communications Partners, a multimedia company targeting African-American women, serving as CEO, publisher and Chairman for 35 years. He is a member of the Board of Directors of the New York Academy of Medicine. Previously, he served on the boards of Great Atlantic & Pacific Tea Company, Inc. (NYSE: GAP), the Apollo Theater Foundation, the Boys and Girls Clubs of America and the Economic Club of New York. He also served as chairman of the Magazine Publishers of America from 1997 to 1999, becoming the first African-American to hold this position in the 75-year history of the organization. He received a BA and MA in Political Science and International Affairs from the University of New Mexico. Mr. Lewis is a valuable member of our board because of his experience as founder and chairman of Essence Communications, as well as the skills he gained during his active board service to a number of diverse organizations.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of our company arising from Maryland law, our charter and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.

Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2016 because the Company was not registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as it relates to those also covered by Blackstone’s code of conduct, operates in conjunction with, and in addition to, Blackstone’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, www.bxreit.com, under the “Governance” tab.

Any waiver of the Code of Business Conduct and Ethics may be made only by our Board or the Audit Committee and will be promptly disclosed as required by law. Any modifications to the Code of Business Conduct and Ethics will be reflected on our website.

Audit Committee Financial Expert

The Audit Committee is currently comprised of Messrs. Beier, Gilchrist and Lewis, with Mr. Beier serving as the committee’s chairperson. All Audit Committee members are “independent”, consistent with the qualifications set forth in the listing standards of the NYSE, our Charter and Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Mr. Beier is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay the Adviser the fees described under the heading “Transactions with Related Persons and Certain Control persons — Our Relationship with Our Adviser and Blackstone — The Advisory Agreement.”

Non-Employee Director Compensation

Our non-employee directors receive an annual cash retainer of $55,000 and each chairperson of the committees of the Board of Directors receives an additional retainer of $10,000. On an annual basis, 75% of the compensation is paid in cash and the remaining 25% is paid in the form of an annual grant of restricted stock based on the most recent prior month’s NAV at the time of grant. During 2016, the cash compensation of our non-employee directors was pro-rated and they did not receive a grant of restricted stock. Restricted stock grants will generally vest one year from the date of grant, however, in connection with the directors’ first annual grant, the restricted stock will vest on August 15, 2017 and was based on the $10.00 per share price of our common stock offered in the Offering before breaking escrow.

We do not pay our directors additional fees for attending Board or committee meetings. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or Blackstone do not receive additional compensation for serving on the Board of Directors or committees thereof.

The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash(1)	Total
Frank Cohen	$—	$—
A.J. Agarwal	—	—
Wesley LePatner	—	—
Raymond J. Beier	18,282	18,282
Richard I. Gilchrist	18,282	18,282
Field Griffith	18,282	18,282
Edward Lewis	18,282	18,282

(1)	Amounts reported under the “Fees Earned or Paid in Cash” column reflects the pro-rated portion of their annual retainer for service on the Board of Directors earned in fiscal year 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 22, 2017, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 22, 2017, there were a total of 47,750,130 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 345 Park Avenue, New York, NY 10154.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officers:
Frank Cohen(2)	149,551		*
Paul D. Quinlan(2)	19,940		*
A.J. Agarwal	50,000		*
Wesley LePatner(2)	19,940		*
Raymond J. Beier(1)	1,625		*
Richard I. Gilchrist(1)	1,625		*
Field Griffith(1)	1,625		*
Edward Lewis(1)	1,625		*
All current executive officers and directors as a group (13 persons)(2)	323,200		*

All shares listed in the table above are Class I shares.

*	Represents less than 1%.
(1)	Each of our non-employee directors received a grant of 1,625 restricted Class I shares as part of their annual compensation. See “Non-Employee Director Compensation.” These Class I shares will vest on August 15, 2017.
(2)	Includes subscriptions pending for our April 1, 2017 closing.

Blackstone and its employees, including our executive officers, invested nearly $12 million in the Offering as of March 22, 2017, which includes subscriptions pending for our April 1, 2017 closing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Corporate Governance Guidelines and committee charters require a majority of the members of our Board of Directors, and all members of our Audit Committee, Affiliate Transaction Committee, Compensation Committee and the Nominating and Corporate Governance Committee to be “independent” directors in accordance with the criteria in our Charter, Bylaws, the applicable rules of the SEC and the listing standards of the New York Stock Exchange (“NYSE”). Based upon its review, our Board of Directors has affirmatively determined that each of Messrs. Beier, Gilchrist, Griffith and Lewis are “independent” members of our Board of Directors under all applicable standards for independence, including with respect to committee service on our Audit Committee, Affiliate Transaction Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Our Charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Our Charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Blackstone or our Adviser. A director is deemed to be associated with Blackstone or our Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Blackstone, our Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Blackstone or advised by our Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from Blackstone, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with Blackstone, our Adviser or any of their affiliates or us. Our Charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our Charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2016 and currently proposed transactions involving us, our directors, our Adviser, Blackstone and any affiliate thereof.

Our Relationship with Our Adviser and Blackstone

We are externally managed by our Adviser, BX REIT Advisors L.L.C., a Delaware limited liability company, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Directors. The Adviser is an affiliate of Blackstone. All of our officers and directors, other than the independent directors, are employees of Blackstone. We have and will continue to have certain relationships with the Adviser and its affiliates.

Advisory Agreement

We are managed and advised by the Adviser pursuant to the Advisory Agreement that first became effective August 31, 2016; however, we did not commence active operations until January 1, 2017, when we had satisfied the minimum offering requirement in our Offering and our Board of Directors had authorized the release of proceeds from escrow to us.

Pursuant to the Advisory Agreement and subject to the supervision of our Board of Directors, the Adviser is responsible for, among other things:

•	serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;

•	sourcing, evaluating and monitoring our and Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our Board of Directors;

•	with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	providing us with portfolio management and other related services;

•	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and

•	engaging and supervising, on our and Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Adviser performs for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of 1.25% of NAV per annum, payable monthly. In calculating our management fee, we use our NAV before giving effect to accruals for the management fee, the performance participation allocation described below, stockholder servicing fees or distributions payable on our shares. The management fee can be paid at the Adviser’s election, in cash, Class I shares or Class I units of our Operating Partnership. The Adviser waived its management fee through June 30, 2017. As a result, the Adviser has not been and will not be paid a management fee in respect of any period before July 1, 2017.

Performance Participation

So long as the Advisory Agreement has not been terminated, the Special Limited Partner, a wholly owned subsidiary of Blackstone, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in our prospectus for the Offering). Such allocation is made annually and accrues monthly. The Special Limited Partner had not earned a performance participation interest as of December 31, 2016.

Expense Reimbursements

Under the Advisory Agreement, and subject to the limitations described below under the heading “Reimbursement by the Adviser”, our Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of our registration statements, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses also include expenses relating to compliance-related matters and regulatory filings relating to our activities.

The Adviser may retain, for and on our behalf, and at our sole cost and expense, such service providers as it deems necessary or advisable in connection with the management and operations of our company, which may include affiliates of the Adviser, provided that any such services may only be provided by affiliates to the extent such services are approved by a majority of our Board of Directors (including a majority of the independent directors) not otherwise interested in such transactions as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Organization and Offering Costs

The Adviser agreed to advance all of our organization and offering expenses (“O&O Expenses”) (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) on our behalf through December 31, 2017, the first anniversary of the date as of which we broke escrow for our Offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following December 31, 2017. Beginning January 1, 2018, we will reimburse the Adviser for any O&O Expenses that it incurs on our behalf as and when incurred. Through December 31, 2016, we did not reimburse the Adviser for O&O Expenses.

Term and Termination Rights under the Advisory Agreement

Our Advisory Agreement has a one-year term expiring August 31, 2017, subject to renewals by our Board of Directors for an unlimited number of successive one-year periods. The Advisory Agreement may be terminated (1) immediately by us (i) for “cause,” (ii) upon the bankruptcy of the Adviser or (iii) upon a material breach of the Advisory Agreement by the Adviser, (2) upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors or (3) upon 60 days’ written notice by the Adviser. “Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our Board of Directors in making an orderly transition of the advisory function.

Reimbursement by the Adviser

Commencing with the four fiscal quarters ended March 31, 2018, the Adviser will reimburse us for any expenses that cause our “total operating expenses” in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our “average invested assets” and (2) 25% of our “net income”.

To the extent that our total operating expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser will not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs.

For purposes of these limits, (1) “total operating expenses” are all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our Charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property): (2) “average invested assets” is the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period; and (3) “net income” is our total revenues less the total expenses excluding additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves. For the year ended December 31, 2016, we did not manage any assets and, as a result, our total operating expenses were 0% of each of our average invested assets and our net income.

Fees and Reimbursements Paid to our Adviser and Affiliates of the Adviser

During the fiscal year ended December 31, 2016, there were no fees paid and expenses reimbursed to our Adviser and affiliates of our Adviser.

Independent Directors’ Review of Compensation

Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our Charter. Our independent directors supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;

•	the success of the Adviser in generating investments that meet our investment objectives;

•	rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;

•	additional revenues realized by the Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);

•	the quality and extent of the services and advice furnished by the Adviser;

•	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with the Dealer Manager in connection with the Offering, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the Offering, our investment strategies, material aspects of our operations and subscription procedures. The Dealer Manager is a registered broker-dealer affiliated with the Adviser.

Upfront Selling Commissions and Dealer Manager Fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in our primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to our distribution reinvestment plan. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Stockholder Servicing Fees

Subject to FINRA limitations on underwriting compensation, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The stockholder servicing fees equal to 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The stockholder servicing fee for Class T shares consists of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares.

The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and waives stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees are calculated based on our NAV for our Class T, Class S and Class D shares, they reduce the NAV or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto) (collectively, the “Fee Limit”). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under our distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share (the “Share Conversion”). We cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares.

Subject to obtaining the required stockholder approval on Proposal 3 at the Annual Meeting, we plan to amend and restate our Charter such that the Share Conversion for all shares held in a stockholder’s account (rather than on a share-for-share basis) will occur at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held in such account would exceed the Fee Limit with respect to the shares held in such account. As a result of this amendment, all shares in a stockholder’s account would convert at the same time, rather than any earlier-purchased shares converting earlier than any later-purchased shares.

In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of our Offering on which, in the aggregate, underwriting compensation from all sources in connection with our Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Fees Paid to Our Dealer Manager

During the fiscal year ended December 31, 2016, we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees and stockholder servicing fees.

Affiliate Service Agreements

We retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include property management, leasing services, corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures), construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. As discussed above under “Advisory Agreement—Expense Reimbursements,” any fees paid to the Adviser’s affiliates for any such services do not reduce the management fee. Any such arrangements will be at market rates.

We engaged WHM, a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide day to day operational and management services (including revenue management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for the UC Davis Hotel. We currently estimate the cost for such services to be approximately $200 per key per annum, plus actual costs allocated for transaction support services.

We engaged LivCor, a portfolio company owned by a Blackstone-advised fund, to provide day to day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for Sonora Canyon. We currently estimate the cost for such services to be approximately $300 per unit per annum, plus actual costs allocated for transaction support services.

We engaged EOM, a portfolio company owned by Blackstone-advised funds, to provide day to day operational and management services (including property management, leasing, construction management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for Stockton. We currently estimate the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new leases for leasing services, 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services.

We expect to set up a management incentive plan for each transaction for which we engage WHM, LivCor or EOM for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between us and such portfolio companies or their management teams.

Blackstone has partnered with a leading national title agency to create LNLS, a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by us, Other Blackstone Accounts and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us and Other Blackstone Accounts, unless in the context of a portfolio transaction that includes properties in rate-regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, when a third party is paying all or a material portion of the premium or in other scenarios where LNLS is not negotiating the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by us based on its equity interest in LNLS. In each case, there will be no related offset to the Adviser’s management fee. As a result, while Blackstone believes the venture will provide services equal to those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2016, there were no fees paid to affiliates of the Adviser for other services.

Credit Agreement with Blackstone

On January 23, 2017, we entered into an unsecured, uncommitted line of credit up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Commercial Mortgage Backed Security Investments

In March 2017, we purchased $116 million of commercial mortgage-backed securities issued by a trust sponsored by Goldman Sachs, and secured by a mortgage loan on the Willis Tower in Chicago, Illinois (“Willis Tower”) made to subsidiaries of a fund advised by Blackstone. The investment by Blackstone and its affiliates (including us) represented a 49% participation in several tranches of this $1.0 billion mortgage loan securitization. We acquired our minority participation from Goldman Sachs, Bank of America and Citibank in a fully subscribed offering on market terms negotiated by the majority third party investor. Blackstone and its affiliates (including us) will forgo all non-economic rights (including voting rights) in the Willis Tower CMBS as long as the subsidiaries of the Blackstone-advised fund own Willis Tower.

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with each of our directors and officers. We refer to such indemnification agreements as “Indemnification Agreements” and our directors and officers party thereto as

“Indemnitees.” The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of the Company. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.

Related Party Transaction Policies

Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons. Under the policy, a committee of our Board of Directors composed solely of independent directors who are disinterested or the disinterested members of our Board of Directors must review and approve or ratify any “related person transaction” (defined as any transaction that would be required to be disclosed by us under Item 404(a) of Regulation S-K in which we were or are to be a participant, other than an employment relationship or transaction involving an executive officer and any related compensation, and the amount involved exceeds $120,000 and in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest) and all material facts with respect thereto. No related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Affiliate Transaction Committee fulfills the obligations under this policy.

In reviewing a related person transaction or proposed related person transaction, the Affiliate Transaction Committee or disinterested directors, as applicable, shall consider all relevant facts and circumstances, including without limitation:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction;

•	the importance of the transaction both to the Company and the related person;

•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;

•	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and

•	any other matters that management or the Affiliate Transaction Committee or disinterested directors, as applicable deem appropriate.

In addition, the policy provides that the Affiliate Transaction Committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under our Charter and our Corporate Governance Guidelines and our Code of Business Conduct and Ethics.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from March 2, 2016 (date of initial capitalization) to December 31, 2016, Deloitte & Touche LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2016 by our independent registered public accounting firm, Deloitte, were as follows:

Fiscal Year Ended December 31, 2016
Audit fees(a)	$250,721
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$250,721

(a)	Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board of Directors, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

None.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

1.1	Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (filed as Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of Blackstone Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

3.2	Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

3.3	Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated October 17, 2016 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 19, 2016)

3.4*	Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated March 21, 2017

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.1*	Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C.

10.2	BREIT Operating Partnership L.P. Partnership Agreement, by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.C. and the limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.3	Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.C. and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.4	Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.5	Valuation Services Agreement, by and among Altus Group U.S. Inc., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.7	Form of Independent Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))
10.8	Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.9	Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.SCH+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 22, 2017	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 22, 2017	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 22, 2017	/s/ Paul Quinlan
Date	Paul Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 22, 2017	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 22, 2017	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 22, 2017	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 22, 2017	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 22, 2017	/s/ Field Griffith
Date	Field Griffith
Director

March 22, 2017	/s/ Edward Lewis
Date	Edward Lewis
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blackstone Real Estate Income Trust, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiary, (the “Company”) as of December 31, 2016 and March 2, 2016 (Date of Initial Capitalization), and the related consolidated statements of operations, changes in equity, and cash flows for the period from March 2, 2016 (Date of Initial Capitalization) to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blackstone Real Estate Income Trust, Inc. and subsidiary as of December 31, 2016 and March 2, 2016 (Date of Initial Capitalization), and the results of their operations and their cash flows for the period from March 2, 2016 (Date of Initial Capitalization) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 22, 2017

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2016	March 2, 2016 (date of initial capitalization)
Assets
Cash and cash equivalents	$200,000	$200,000

Total assets	$200,000	$200,000

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$29,375	$—
Due to affiliate	85,448	—

Total liabilities	$114,823	$—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 0 shares authorized at December 31, 2016 and March 2, 2016, respectively, and none issued and outstanding	—	—
Common stock, $0.01 par value per share, 0 and 1,000,000 shares authorized, 0 and 20,000 shares issued and outstanding at December 31, 2016 and March 2, 2016, respectively	—	200
Common stock — Class T shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at December 31, 2016 and March 2, 2016, respectively, and none issued and outstanding	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at December 31, 2016 and March 2, 2016, respectively, and none issued and outstanding	—	—
Common stock — Class D shares, $0.01 par value per share, 500,000,000 and 0 shares authorized at December 31, 2016 and March 2, 2016, respectively, and none issued and outstanding	—	—
Common stock — Class I shares, $0.01 par value per share, 500,000,000 and 0 shares authorized, 20,000 and 0 shares issued and outstanding at December 31, 2016 and March 2, 2016, respectively	200	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(114,823)	—

Total equity	85,177	200,000

Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Operations

For the period March 2, 2016 (date of initial capitalization) through December 31, 2016
Revenues
Total revenues	$—

Expenses
General and administrative expenses	$114,823

Total expenses	$114,823

Net loss	$(114,823)

Net loss per share, basic and diluted	$(5.74)

Weighted average shares outstanding of Class I common stock, basic and diluted	20,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

	Par Value
	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at March 2, 2016 (Date of Initial Capitalization)	$200	$—	$—	$—	$—	$199,800	$—	$200,000
Conversion of common stock to class I shares of common stock	(200)	200	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(114,823)	(114,823)

Balance at December 31, 2016	$—	$200	$—	$—	$—	$199,800	$(114,823)	$85,177

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows

For the period March 2, 2016 (date of initial capitalization) through December 31, 2016
Cash flows from operating activities
Net loss	$(114,823)
Adjustments to reconcile net loss to net cash provided by operating activities
Accounts payable, accrued expenses, and other liabilities	29,375
Due to affiliate	85,448

Net cash provided by operating activities	$—

Cash flows from investing activities

Net cash used in investing activities	$—

Cash flows from financing activities

Net cash provided by financing activities	$—

Cash and cash equivalents at the beginning of the period	$200,000

Cash and cash equivalents at the end of the period	$200,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of The Blackstone Group L.P. (together with its affiliates “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business will be conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

As of December 31, 2016, the Company had neither purchased nor contracted to purchase any investments.

2. Capitalization

On March 2, 2016, the Company was capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of the Company’s common stock. On August 15, 2016, the Company amended its charter and the 20,000 shares of common stock held by the Adviser were converted into 20,000 shares of Class I common stock.

As of December 31, 2016, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	500,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	500,000,000	$0.01

Total	2,100,000,000

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, with a dollar value up to the maximum aggregate offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The terms of the Offering required the Company to deposit all subscription proceeds in an escrow with UMB Bank, N.A., as escrow agent, until the Company received subscriptions aggregating at least $150 million in shares of the Company’s common stock (excluding shares purchased by Blackstone, its affiliates and the Company’s directors and officers), in any combination of share classes. As of January 1, 2017, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the Company issued and sold 27,859,345 shares of the Company’s common stock (consisting of 23,763,345 Class S shares and 4,096,000 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of $279 million to the Company as payment for such shares.

The Company intends to continue selling shares in the Offering on a monthly basis. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering was $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2016 and March 2, 2016 (Date of Initial Capitalization).

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2017, the year in which the proceeds from the Offering were released from escrow. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses

The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date on which escrow for the Offering was released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

As of December 31, 2016, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of $7.1 million. These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs were not the Company’s liability until January 1, 2017, the date as of which the proceeds from the Offering were released from escrow. Organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates by the Company. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheets.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than Maine, Maryland, New Jersey and Ohio investors and clients of certain participating broker-dealers that do not permit automatic

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

enrollment in the Company’s distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Maine, Maryland, New Jersey and Ohio investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the Company’s distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the overall impact and adoption method that will be used for the implementation.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, however, the Company has elected to early adopt this standard as of January 1, 2017. As a result, the Company will present restricted cash in its statement of cash flows to conform to the new requirements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business and provide a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective beginning after December 15, 2017, however, the Company has elected to early adopt the standard as of January 1, 2017. The Company anticipates a majority of its real estate acquisitions will qualify as asset acquisitions under the new guidance, resulting in acquisition costs for such acquisitions being capitalized rather than expensed.

4. Related Party Transactions

During the period March 2, 2016 (Date of Initial Capitalization) through December 31, 2016, the Adviser advanced $85,448 of expenses on the Company’s behalf for legal, accounting, and other corporate services. Such amount is reflected as Due to Affiliate on the consolidated balance sheet as of December 31, 2016.

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has agreed to waive its management fee through June 30, 2017, which is six months following the date the proceeds from the Offering were released from escrow.

The Special Limited Partner will hold a performance participation interest in BREIT OP that entitles it to receive an allocation from BREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the BREIT OP limited partnership agreement). Such allocation will be made annually and accrue monthly. The Special Limited Partner had not earned a performance participation interest as of December 31, 2016.

In addition, Blackstone Advisory Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, will serve as the dealer manager for the Offering pursuant to an agreement (the “Dealer Manager Agreement”) with the Company in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, and selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager also receives a

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the reallowance of the full amount of the selling commissions received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a stockholder servicing fee with respect to Class I shares. Subject to the terms of the Dealer Manager Agreement, the Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

The Company retains certain of the Adviser’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include property management, leasing services, corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures), construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. As of December 31, 2016 and March 2, 2016, the Company had not retained an affiliate of the Adviser for any such services.

5. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

6. Commitments and Contingencies

As of December 31, 2016 and March 2, 2016 (Date of Initial Capitalization), the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

7. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly results:

	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	For the period March 2, 2016 (date of initial capitalization) through March 31, 2016

Total revenues	$—	$—	$—	$—

General and administrative expenses	(114,823)	—	—	—

Net loss	$(114,823)	$—	$—	$—

Net loss per share, basic and diluted	$(5.74)	$—	$—	$—

8. Subsequent Events

As disclosed in Note 2, as of January 1, 2017, the Company had received subscriptions in excess of $150 million and released such proceeds from escrow. As of March 22, 2017, the Company has sold an aggregate of 47,750,130 shares of its common stock (consisting of 40,507,678 Class S shares and 7,242,452 Class I shares; no Class T or Class D shares were issued or sold as of such date) in the Offering resulting in net proceeds of $477 million to the Company as payment for such shares.

On January 20, 2017, the Company acquired the Hyatt Place UC Davis (the “UC Davis Hotel”) from an unaffiliated third party, for $32.2 million, exclusive of closing costs. The hotel has a total of 127 rooms, was constructed in 2010 and recently expanded in 2014. The UC Davis Hotel is subject to a ground lease with The Regents of The University of California, which owns the underlying land. The property is operated under the Hyatt brand name pursuant to a franchise agreement with an affiliate of Hyatt Hotels Corporation.

The Company engaged WHM, a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide day to day operational and management services (including revenue management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for the UC Davis Hotel. The Company currently estimates the cost for such services to be approximately $200 per key per annum, plus actual costs allocated for transaction support services.

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The line of credit expires on January 23, 2018, subject to one-year extension options requiring Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the line of credit is repayable on the earliest of (i) the expiration of the line of credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the line of credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status.

On February 10, 2017, the Company acquired the Sonora Canyon Apartments (“Sonora Canyon”), a multifamily property, from an unaffiliated third party for $40.7 million, exclusive of closing costs. Sonora Canyon has a total of 388 units and is located in a suburb of Phoenix, Arizona.

The Company engaged LivCor, a portfolio company owned by a Blackstone-advised fund, to provide day to day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for Sonora Canyon. The Company currently estimates the cost for such services to be approximately $300 per unit per annum, plus actual costs allocated for transaction support services.

On February 16, 2017, the Company acquired the Stockton Industrial Park (“Stockton”), an industrial complex, from an unaffiliated third party for $32.5 million, exclusive of closing costs. Stockton has a total of approximately 878,000 square feet and is located in Stockton, California. The acquisition of Stockton was funded through proceeds from the Offering.

The Company engaged EOM, a portfolio company owned by Blackstone-advised funds, to provide day to day operational and management services (including property management, leasing, construction management, accounting, legal and contract management, expense management, capital expenditure projects and transaction support services) for Stockton. The Company currently estimates the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new leases for leasing services, 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services.

The Company expects to set up a management incentive plan for each transaction for which it engages WHM, LivCor or EOM for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams.

In March 2017, the Company purchased $116 million of commercial mortgage-backed securities issued by a trust sponsored by Goldman Sachs, and secured by a mortgage loan on the Willis Tower in Chicago, Illinois (“Willis Tower”) made to subsidiaries of a fund advised by Blackstone. The investment by Blackstone and its affiliates (including the Company) represented a 49% participation in several tranches of this $1.0 billion mortgage loan securitization. The Company acquired our minority participation from Goldman Sachs, Bank of America and Citibank in a fully subscribed offering on market terms negotiated by the majority third party investor. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in the Willis Tower CMBS as long as the subsidiaries of the Blackstone-advised fund own Willis Tower.

During January and February 2017, the Company acquired two other CMBS positions for an aggregate of $17 million.