Form 10-Q
period 2017-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2017-05-12
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of May 12, 2017, there were 62,239,866 outstanding shares of class S common stock, 13,184,593 outstanding shares of class I common stock and 177,333 outstanding shares of Class D common stock. There were no outstanding shares of Class T common.

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and For The Period March 2, 2016 (date of initial capitalization) through March 31, 2016	2

	Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2017	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and For The Period March 2, 2016 (date of initial capitalization) through March 31, 2016	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II.	OTHER INFORMATION	35

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	MINE SAFETY DISCLOSURES	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate, net	$150,092	$—
Investments in real estate-related securities	133,121	—
Cash and cash equivalents	185,749	200
Restricted cash	103,742	—
Intangible assets, net	12,091	—
Other assets	2,925	—

Total assets	$587,720	$200

Liabilities and Equity
Subscriptions received in advance	$103,717	$—
Due to affiliates	37,499	86
Intangible liabilities, net	2,575	—
Accounts payable, accrued expenses, and other liabilities	5,044	29

Total liabilities	$148,835	$115

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 40,007,678 and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	400	—
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 7,741,953 and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	77	—
Additional paid-in capital	441,109	200
Accumulated deficit and cumulative distributions	(2,701)	(115)

Total equity	438,885	85

Total liabilities and equity	$587,720	$200

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2017	For the Period March 2, 2016 (date of initial capitalization) through March 31, 2016
Revenues
Rental revenue	$898	$—
Tenant reimbursement income	67	—
Hotel revenue	1,426	—
Other revenue	53	—

Total revenues	2,444	—
Expenses
Rental property operating	305	—
Hotel operating	840	—
General and administrative	2,686	—
Depreciation and amortization	1,090	—

Total expenses	4,921	—
Other income (expense)
Income from real estate-related securities	866	—
Interest income	265	—
Other expenses	(6)	—

Total other income (expense)	1,125	—
Loss before income tax benefit	(1,352)	—
Income tax benefit	85	—

Net loss	$(1,267)	$—

Net loss per share of common stock — basic and diluted	$(0.03)	$—

Weighted-average shares of common stock outstanding, basic and diluted	37,307,094	—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Par Value				Additional Paid-In Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I

Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85

Common stock issued	—	400	—	77	482,284	—	482,761

Offering costs	—	—	—	—	(41,398)	—	(41,398)

Amortization of restricted stock grant	—	—	—	—	23	—	23

Net loss	—	—	—	—	—	(1,267)	(1,267)

Distributions declared on common stock	—	—	—	—	—	(1,319)	(1,319)

Balance at March 31, 2017	$—	$400	$—	$77	$441,109	$(2,701)	$438,885

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2017	For the Period March 2, 2016 (date of initial capitalization) through March 31, 2016
Cash flows from operating activities:
Net loss	$(1,267)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,090	—
Unrealized gain on changes in fair value of real estate-related securities	(725)	—
Straight-line rent adjustment	(18)	—
Amortization of above- and below-market leases	(28)	—
Amortization of below market ground lease	18
Amortization of deferred financing costs	6	—
Amortization of restricted stock grant	23	—
Change in assets and liabilities:
(Increase) / decrease in other assets	(765)	—
Increase / (decrease) in due to affiliates	1,883	—
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	1,356	—

Net cash provided by operating activities	1,573	—

Cash flows from investing activities:
Acquisitions of real estate	(159,842)	—
Real estate acquisition related deposit	(607)	—
Capital improvements to real estate	(15)	—
Purchase of real estate-related securities	(132,396)	—

Net cash used in investing activities	(292,860)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	482,761	—
Offering costs paid	(5,868)	—
Subscriptions received in advance	103,717	—
Payment of deferred financing costs	(32)	—

Net cash provided by financing activities	580,578	—

Net change in cash and cash equivalents and restricted cash	289,291	—

Cash and cash equivalents and restricted cash, beginning of period	$200	$200

Cash and cash equivalents and restricted cash, end of period	$289,491	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$185,749	$200
Restricted cash	103,742	—

Total cash and cash equivalents and restricted cash	$289,491	$200

Non-cash investing and financing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$658	—

Accrued capital expenditures and acquisition related costs	$173	—

Accrued pre-acquisition costs	$1,509

Accrued distributions	$1,319	—

Accrued stockholder servicing fee due to affiliate	$29,621	—

Accrued offering costs due to affiliate	$5,909	—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of The Blackstone Group L.P. (together with its affiliates “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of January 1, 2017, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of March 31, 2017, the Company issued and sold 47,749,631 shares of the Company’s common stock (consisting of 40,007,678 Class S shares and 7,741,953 Class I shares; no Class T or Class D shares were issued or sold as of such date). The Company intends to continue selling shares on a monthly basis.

As of March 31, 2017, the Company owned four properties and had four positions in commercial mortgage-backed securities (“CMBS”). The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and investments in Real Estate-Related Securities. Financial results by segment are reported in Note 12 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company. The amount of $103.7 million as of March 31, 2017 represents proceeds from subscriptions received in advance and is classified as restricted cash.

Investments in Real Estate

In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. The Company has early adopted Accounting Standards Update 2017-01 — Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has not been material.

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building- and site-improvements	10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles	Over lease term

Repairs and maintenance are expensed to operations as incurred and are included in property and hotel operating expenses on the Company’s consolidated statements of operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. The amortization of below-market ground leases is recorded as an adjustment to hotel operating expenses on the consolidated statements of operations.

The Company has ground lease obligations in conjunction with certain of its investments in real estate. The ground lease obligations are generally non-cancelable and long term. The Company recognizes the ground lease rent expense on a straight-line basis over the term of the ground lease and records the expense as a component of hotel operating expense on the consolidated statements of operations.

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell. During the period presented, no such impairment occurred.

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value. As such, the resulting gains and losses are recorded as a component of income from real estate-related securities on the consolidated statements of operations.

Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

As of March 31, 2017, the Company’s $133.1 million of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at estimated fair value.

As of March 31, 2017, the Company’s investments in real estate-related securities consisted of CMBS, which are fixed income securities. The Company generally values its CMBS by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models use observable inputs such as issuer details, interest rates, yield curves, prepayment speeds, credit risks/spreads, default rates and quoted prices for similar assets.

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant leases at the Company’s industrial, multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of leased space.

Tenant reimbursement income — consists primarily of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.

Hotel revenue — consists of income from the Company’s hotel properties. Hotel revenue consists primarily of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ending December 31, 2017. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organization and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases its hotel investment to a wholly-owned taxable REIT subsidiary (“TRS”). The TRS is subject to taxation at the federal, state, and local levels, as applicable. Revenues related to the hotel’s operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. As of March 31, 2017, the Company recorded a deferred tax asset of $85 thousand due to its investment in the UC Davis Hotel and recorded such amount as a tax benefit on the consolidated statements of operations.

Organization and Offering Expenses

Organization expenses are expensed and offering costs are charged to equity as such amounts are incurred.

The Adviser has agreed to advance certain organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date as of which escrow for the Offering was released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

As of March 31, 2017, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of $7.7 million, consisting of offering costs of $5.9 million and organization costs of $1.8 million. These organization and offering expenses were recorded in the accompanying consolidated balance sheet as of March 31, 2017. Such costs became the Company’s liability on January 1, 2017, the date as of which the proceeds from the Offering were released from escrow.

Blackstone Advisory Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class T	Class S	Class D	Class I
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

There is no stockholder servicing fee with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary Offering. As of March 31, 2017, the Company had accrued $29.6 million of stockholder servicing fees related to Class S shares sold and recorded such amount as a component of due to affiliate on the Company’s consolidated balance sheets.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share.

The restricted stock grants of Class I shares held by our directors and issued on January 1, 2017 are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of March 31, 2017, the effects of the two-class method on basic and diluted EPS were not material to the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the overall impact and adoption method that will be used for the implementation.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

March 31, 2017
Building and building improvements	$107,878
Land and land improvements	39,298
Furniture, fixtures and equipment	3,703

Total	150,879

Accumulated depreciation	(787)

Investments in real estate, net	$150,092

During the three months ended March 31, 2017, the Company acquired wholly owned interests in four properties, which were comprised of one industrial, one multifamily, one retail, and one hotel property. As of December 31, 2016, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the three months ended March 31, 2017 ($ in thousands):

Property Name	Location	Sector	Acquisition Date	Purchase Price(1)
UC Davis Hotel(2)	Davis, CA	Hotel	Jan. 2017	$32,687
Sonora Canyon	Mesa, AZ	Multifamily	Feb. 2017	40,983
Stockton	Stockton, CA	Industrial	Feb. 2017	32,751
Bakers Centre	Philadelphia, PA	Retail	Mar. 2017	54,223

(1)	Purchase price is inclusive of closing costs.
(2)	The UC Davis Hotel is subject to a ground lease. See Note 10 for details of such ground lease.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2017 ($ in thousands):

	UC Davis Hotel	Sonora Canyon	Stockton	Bakers Centre	Total
Building and building improvements	$24,778	$30,007	$21,239	$31,834	$107,858
Land and land improvements	526	9,358	10,080	19,334	39,298
Furniture, fixtures and equipment	2,700	981	—	—	3,681
In-place lease intangibles	—	637	2,707	4,235	7,579
Below-market ground lease intangibles	4,683	—	—	—	4,683
Above-market lease intangibles	—	—	14	135	149
Below-market lease intangibles	—	—	(1,289)	(1,315)	(2,604)

Total purchase price	$32,687	$40,983	$32,751	$54,223	$160,644

The weighted-average amortization periods for the acquired in-place lease intangibles, below-market ground lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the three months ended March 31, 2017 were 7, 52, 6 and 7 years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

March 31, 2017
Intangible assets:
In-place lease intangibles	$7,579
Below-market ground lease intangibles	4,683
Above-market lease intangibles	149

Total intangible assets	12,411
Accumulated amortization:
In-place lease amortization	(301)
Below-market ground lease amortization	(18)
Above-market lease amortization	(1)

Total accumulated amortization	(320)

Intangible assets, net	$12,091

Intangible liabilities:
Below-market lease intangibles	$2,604

Accumulated amortization	(29)

Intangible liabilities, net	$2,575

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2017 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2017 (remaining)	$1,786	$67	$23	$(406)
2018	1,143	89	26	(447)
2019	923	89	20	(395)
2020	845	89	20	(387)
2021	622	89	20	(305)
Thereafter	1,959	4,242	39	(635)

	$7,278	$4,665	$148	$(2,575)

5. Investments in Real Estate-Related Securities

As of March 31, 2017, the Company’s investments in real estate-related securities included (i) three floating rate, single borrower, CMBS bonds with a cost basis of $115.6 million secured by a mortgage loan on the Willis Tower in Chicago, Illinois made to subsidiaries of a fund advised by Blackstone, and (ii) a floating rate, single borrower, CMBS bond with a cost basis of approximately $16.8 million which is backed by hospitality related collateral. As described in Note 2, the Company classifies its investments in real estate-related securities as trading and records these investment in real estate-related securities on its consolidated balance sheets.

During the three months ended March 31, 2017 the Company recorded an unrealized gain of $0.7 million on its investments in real estate-related securities and recorded such amount as a component of income from real estate-related securities on its consolidated statements of operations. During the three months ended March 31, 2017, the Company did not sell any securities.

6. Line of Credit and Repurchase Agreement

During the three months ended March 31, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 23, 2018, subject to one-year extension options requiring Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of March 31, 2017, the Company had not borrowed any funds under the Line of Credit.

In addition, a subsidiary of the Company has entered into a master repurchase agreement with Citigroup Global Markets Inc. (the “Citi MRA”), to provide the Company with additional financing capacity secured by its real estate-related securities. The terms of the Citi MRA provide the lender the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. As of March 31, 2017, the Company had not borrowed any funds under the Citi MRA.

7. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2017	December 31, 2016
Pre-acquisition costs	$1,511	$—
Real estate acquisition related deposit	607	—
Prepaid expenses	302	—
Other	505	—

Total	$2,925	$—

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	March 31, 2017	December 31, 2016
Accrued pre-acquisition costs	$1,509	$—
Accounts payable and accrued expenses	1,642	—
Distribution payable	1,319	—
Other	574	29

Total	$5,044	$29

8. Equity

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of March 31, 2017, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class T Shares	500,000	$0.01
Class S Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01

Total	2,100,000

Common Stock

As of March 31, 2017, the Company had sold 47,749,631 shares of its common stock in the Offering for aggregate net proceeds of $477.5 million. The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2017
	Class T	Class S	Class D	Class I	Total
Beginning balance	—	—	—	200	200
Common stock issued	—	40,007,678	—	7,735,253	47,742,931
Directors’ restricted stock grant(1)	—	—	—	6,500	6,500

Ending balance	—	40,007,678	—	7,741,953	47,749,631

(1)	The directors’ restricted stock grant represents 25% of the annual compensation paid to the independent directors. The grant is amortized over the service period of such grant.

As of March 31, 2017, the Company had not sold any Class T or Class D shares.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. On March 31, 2017, the Company declared a distribution for both Class S and Class I shares, which was paid on April 20, 2017, to stockholders of record following the close of business on March 31, 2017.

The following table details the distribution for each applicable class of common stock ($ in thousands, except share and per share data):

	Class S	Class I	Total
Distributions declared per share of common stock	$0.0412	$0.0412
Stockholder servicing fee per share of common stock	(0.0162)	—

Net distribution per share of common stock	$0.0250	$0.0412

Shares outstanding	40,007,678	7,741,953	47,749,631

Distributions declared	$1,000	$319	$1,319

9. Related Party Transactions

Management Fee and Performance Participation Allocation

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has agreed to waive its management fee through June 30, 2017.

Additionally, the Special Limited Partner, an affiliate of the Adviser, holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation and will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. The Company had not accrued any performance participation interest expense as of March 31, 2017.

Due to Affiliate

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2017	December 31, 2016
Accrued stockholder servicing fee	$29,621	$—
Advanced organization and offering costs	7,747	—
Advanced expenses	116	86
Accrued affiliate service provider expenses	15	—

Total	$37,499	$86

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of March 31, 2017, the Company has accrued $29.6 million related to the Class S shares sold.

Advanced organization and offering costs

The Adviser has advanced $7.7 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through March 31, 2017. Such amounts will be reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018.

Advanced expenses

The Adviser had advanced $116 thousand and $86 thousand of expenses on the Company’s behalf for general corporate services provided by unaffiliated third parties as of March 31, 2017 and December 31, 2016, respectively.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage WHM, LLC (“WHM”), a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide day-to-day operational and management services (including revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s hotel properties. The Company currently estimates the cost for such services to be approximately $200 per key per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2017, the Company accrued $5 thousand of expenses due to WHM for services incurred in connection with its investments and such amount is included in hotel operating expenses on its consolidated statements of operations.

The Company has engaged and expects to continue to engage LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s multifamily properties. The Company currently estimates the cost for such services to be approximately $300 per unit per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2017, the Company had not incurred expenses due to LivCor for services incurred in connection with its investments.

The Company has engaged and expects to continue to engage Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide day-to-day operational and management services (including property management services, leasing, construction management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s office and industrial properties. The Company currently estimates the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the three months ended March 31, 2017, the Company accrued $10 thousand of expenses due to EOM for services incurred in connection with its investments, and such amount is included in rental property operating expenses on its consolidated statements of operations.

The Company has engaged and expects to continue to engage ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including property management services, leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s retail properties. The Company currently estimates the cost of such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the three months ended March 31, 2017, the Company had not incurred expenses due to ShopCore for services incurred in connection with its investments.

The Company expects to set up a management incentive plan for each transaction for which the Company engages WHM, LivCor, EOM, or ShopCore for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams. During the three months ended March 31, 2017, the Company has not paid or accrued any incentive fees to its affiliated service providers under such agreements.

Other

Blackstone partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by the Company, Blackstone, and third parties. LNLS will not perform services in non-regulated states for us, unless in the context of a portfolio transaction that includes properties in rate-regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, when a third party is paying all or a material portion of the premium or in other scenarios where LNLS is not negotiating the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by us based on its equity interest in LNLS. During the three months ended March 31, 2017, the Company paid LNLS $151 thousand for title services related to one investment. Such costs were capitalized as part of the Company’s cost basis in the investment and are classified as part of investments in real estate, net on its consolidated balance sheet.

10. Commitments and Contingencies

As of March 31, 2017 and December 31, 2016, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

The UC Davis Hotel is subject to a ground lease that expires in 2070. Pursuant to the ground lease, the Company will pay the Landlord annual rent equal to the greater of (a) minimum base rent of $130 thousand (subject to certain periodic adjustments) or (b) 5% of room revenue reduced by a utility rebate equal to actual utility charges paid capped at 2% of room revenue.

The following table details the Company’s contractual obligations and commitments with payments due subsequent to March 31, 2017 ($ in thousands):

Year	UC Davis Hotel Ground Lease
2017 (remaining)	$97
2018	130
2019	130
2020	130
2021	130
Thereafter	6,370

Total	$6,987

11. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally twelve months or less, and are therefore not included.

Year	Future Minimum Rents
2017 (remaining)	$4,469
2018	5,668
2019	5,404
2020	5,330
2021	4,644
Thereafter	18,656

Total	$44,171

12. Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Hotel properties, Retail properties, and Real Estate-Related Securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets for the financial results by segment as of March 31, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Other (Corporate)	Total
Total assets	$41,294	$34,238	$33,576	$56,071	$133,183	$289,358	$587,720

Revenues:
Rental revenue	$520	$359	$—	$19	$—	$—	$898
Tenant reimbursement income	25	42	—	—	—	—	67
Hotel revenue	—	—	1,426	—	—	—	1,426
Other revenue	53	—	—	—	—	—	53

Total revenues	598	401	1,426	19	—	—	2,444

Expenses:
Rental property operating	218	86	—	1	—	—	305
Hotel operating	—	—	840	—	—	—	840

Total expenses	218	86	840	1	—	—	1,145

Income from real estate-related securities	—	—	—	—	866	—	866

Segment net operating income	$380	$315	$586	$18	$866	$—	$2,165

Depreciation and amortization	$358	$227	$495	$10	$—	$—	$1,090

Other income (expense):
General and administrative							(2,686)
Interest income							265
Other expenses							(6)
Income tax benefit							85

Net loss							$(1,267)

13. Subsequent Events

Acquisitions

On April 13, 2017, the Company acquired fee simple interests in six high quality multifamily properties totaling 2,514 units (the “TA Multifamily Portfolio”). The portfolio was acquired from an affiliate of TA Realty, an unaffiliated third party, for $429.5 million, excluding closing costs. The TA Multifamily Portfolio consists of a 32-floor high quality property in downtown Orlando and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

On April 18, 2017, the Company acquired a fee simple interest in the HS Industrial Portfolio (the “HS Industrial Portfolio”), a six million square foot collection of predominantly infill industrial assets. The portfolio was acquired from an affiliate of High Street Realty Company, an unaffiliated third party, for $402.1 million, excluding closing costs. The HS Industrial Portfolio is 97% leased to over 90 tenants and consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

On May 2, 2017, the Company acquired a ground lease interest in Emory Point, a multifamily property totaling 750 units and 124 thousand square feet of walkable retail in Atlanta, Georgia (“Emory Point”). The property was acquired from an unaffiliated third party, for $199.0 million, excluding closing costs.

Financings

On April 14, 2017, a subsidiary of the Company entered into a master repurchase agreement with Royal Bank of Canada (the “RBC MRA”), to provide the Company with additional financing capacity secured by its real estate-related securities. The terms of the RBC MRA provide the lender the ability to determine the size and terms of the financing provided based upon the collateral pledged by the Company.

On April 18, 2017, in connection with the acquisition of the HS Industrial Portfolio, a wholly owned subsidiary of the Company entered into a $292.0 million loan with various lenders for which Bank of America, N.A. acts as administrative agent (the “BofA Loan”). The BofA Loan is guaranteed by the Company and the BREIT OP and has an interest rate equal to LIBOR plus a spread of 2.10%. The BofA Loan matures 90 days after closing (but may be extended for an additional 90 days) and the Company expects to convert the BofA Loan shortly after closing into long-term financing on the HS Industrial Portfolio.

On April 27, 2017, a wholly owned subsidiary of the Company entered into a $63.6 million loan with Morgan Stanley Bank, N.A. secured by a single property within the TA Multifamily Portfolio (the “55 West Loan”). The 55 West Loan has a term of five years and an interest rate equal to LIBOR plus a spread of 2.18%.

On May 2, 2017, in connection with the acquisition of Emory Point, a wholly owned subsidiary of the Company entered into a $130.0 million loan with The Prudential Insurance Company of America secured by the Company’s interest in Emory Point (the “Emory Point Loan”). The Emory Point Loan has a term of seven years and an interest rate equal to 3.66% per annum.

Subsequent to March 31, 2017, the Company has entered into $117.9 million of aggregate repurchase transactions under the Citi MRA and RBC MRA secured by certain of the Company’s investments in real estate-related securities.

Status of the Offering

As of May 12, 2017, the Company had sold an aggregate of 75,601,792 shares of its common stock (consisting of 62,239,866 Class S shares, 13,184,593 Class I shares, and 177,333 Class D shares; no Class T shares were issued or sold as of such date) in the Offering resulting in net proceeds of $755.6 million to the Company as payment for such shares.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed in the Company’s Registration Statement on Form S-11 (File No. 333-213043), as amended, under Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, and elsewhere in this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Overview

Blackstone Real Estate Income Trust, Inc. was formed on November 16, 2015 as a Maryland corporation. We are an externally advised, perpetual-life entity that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. We were formed to invest primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, invest in real estate-related securities. We are the sole general partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. We own all or substantially all of our assets through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

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

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of January 1, 2017, we satisfied the minimum offering requirement and our board of directors authorized the release of $279.0 million in proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis. As of May 12, 2017, we had received net proceeds of $755.6 million from selling an aggregate of 75,601,792 shares of our common stock (consisting of 62,239,866 Class S shares and 13,184,593 Class I shares, and 177,333 Class D shares; no Class T shares have been sold in the Offering). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, and elsewhere in this quarterly report on Form 10-Q.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital;

•	realize appreciation in the net asset value (“NAV”) from proactive investment and asset management; and

•	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

Portfolio

Acquisitions of Real Estate

During the three months ended March 31, 2017, we acquired wholly-owned interests in four properties and subsequent to quarter end, we acquired wholly-owned interests in three additional properties or portfolios. The following table provides information regarding our portfolio of real properties:

Property/Portfolio Name	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price (in thousands)	Sq. Feet (in thousands)/ Number of Rooms/Units	Occupancy Rate(1)
UC Davis Hotel	1	Davis, CA	Hotel	Jan. 2017	$32,200	127 rooms	85%
Sonora Canyon	1	Mesa, AZ	Multifamily	Feb. 2017	40,700	388 units	93%
Stockton	1	Stockton, CA	Industrial	Feb. 2017	32,500	878 sq. ft.	91%
Bakers Centre	1	Philadelphia, PA	Retail	Mar. 2017	52,400	237 sq. ft.	90%
TA Multifamily Portfolio	6	Various(2)	Multifamily	Apr. 2017	429,500	2,514 units	93%
HS Industrial Portfolio	38	Various(2)	Industrial	Apr. 2017	402,136	5,972 sq. ft.	97%
Emory Point	1	Atlanta, GA	Multifamily	May 2017	199,000	750 units	94%

(1)	The occupancy rate is as of March 31, 2017 for non-hotels. The occupancy rate for UC Davis Hotel is the average occupancy rate for the period January 20, 2017 to March 31, 2017.
(2)	See property description below for geographical breakdown.

UC Davis Hotel

On January 20, 2017, the Company acquired the Hyatt Place UC Davis (the “UC Davis Hotel”) from an unaffiliated third party, for $32.2 million, excluding closing costs. The hotel has a total of 127 rooms and was constructed in 2010 and recently expanded in 2014. The property is the only hotel on the University of California, Davis campus and no new supply was added to the market in 2016. The UC Davis Hotel is subject to a ground lease with The Regents of The University of California, which owns the underlying land. The property is operated under the Hyatt brand name pursuant to a franchise agreement with an affiliate of Hyatt Hotels Corporation.

Sonora Canyon

On February 10, 2017, the Company acquired the Sonora Canyon Apartments (“Sonora Canyon”), a multifamily property from an unaffiliated third party, for $40.7 million, excluding closing costs. Sonora Canyon has a total of 388 units and is located in a suburb of Phoenix, Arizona. We believe that the suburban Phoenix housing market has experienced favorable fundamentals with strong rent growth and limited new residential supply. Additionally, the completion of a new light rail transit hub near the property should generate more accessibility.

Stockton

On February 16, 2017, the Company acquired the Stockton Industrial Park (“Stockton”), an industrial complex from an unaffiliated third party, for $32.5 million, excluding closing costs. Stockton has a total of approximately 878,000 square feet and is located in Stockton, California, the largest industrial market in California’s Central Valley. The property is located in a market with net absorption significantly exceeding new supply.

Bakers Centre

On March 30, 2017, we acquired Bakers Centre (“Bakers Centre”), a retail asset, from an unaffiliated third party, for $52.4 million, excluding closing costs. Bakers Centre is a recently built, grocery-anchored shopping center with approximately 237,000 square feet and is located in Philadelphia, Pennsylvania. At the time of the acquisition, the weighted average lease length was 10 years and only 10% of the space expires during the first six years. Bakers Centre is located in a dense urban area with a 3-mile population of over 400,000 people and in an under-served retail submarket in North Philadelphia with little new supply under construction or in final planning. Bakers Centre is anchored by ShopRite and we believe it has a strong tenant mix with stable cash flows.

TA Multifamily Portfolio

On April 13, 2017, we acquired fee simple interests in six high quality multifamily properties totaling 2,514 units (the “TA Multifamily Portfolio”). The portfolio was acquired from an affiliate of TA Realty, an unaffiliated third party, for $429.5 million, excluding closing costs. The TA Multifamily Portfolio consists of a 32-floor high quality property in downtown Orlando and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

The 32-floor high rise multifamily building in downtown Orlando includes approximately 70,000 square feet of retail space on the ground floor, a 244-space parking garage, and a leasehold interest in an adjacent 868-space parking garage. The 868-space adjacent parking garage is subject to a ground lease with The City of Orlando, FL (the “Landlord”), which owns the underlying land. The ground lease expires in 2085 and requires that 480 spaces are subleased to the Landlord at a rate of $1 per year. Pursuant to the ground lease, we will pay the Landlord annual rent equal to a fixed rent of $50 thousand plus a variable rent, which is based on the product of the previous year’s variable rent multiplied by the consumer price index increase during the prior year.

Employment and population growth in the portfolio’s markets in 2016 were each more than double the national average. Further, multifamily occupancy in the portfolio’s markets has been stable, remaining above 92% over the last 21 years. The acquisition of the TA Multifamily Portfolio was funded with cash on hand, which primarily consisted of proceeds from the Offering, and a $95.0 million draw on the Line of Credit. See “— Liquidity and Capital Resources” for further information regarding the Line of Credit.

HS Industrial Portfolio

On April 18, 2017, we acquired a fee simple interest in the HS Industrial Portfolio (the “HS Industrial Portfolio”), a six million square foot collection of predominantly infill industrial assets. The portfolio was acquired from an affiliate of High Street Realty Company (“Seller”), an unaffiliated third party, for $402.1 million, excluding closing costs. At the time of acquisition, the HS Industrial Portfolio was 97% leased to over 90 tenants and consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

Over the last two years, market rents have increased by 5% annually while vacancy has declined by approximately 100 basis points to 5.2%. Infill industrial supply in these markets is expected to be constrained at 0.6% of stock throughout 2017 given limited land availability near these population centers. The positive fundamentals have resulted in weighted average releasing spreads of 12% over the last two years. “Releasing spreads” is a measurement of the change in rent per square foot between new and expiring leases at a property. The acquisition of the HS Industrial Portfolio was funded through a combination of cash on hand (which primarily consisted of proceeds from the Offering), a $5.0 million draw on the Line of Credit, and a $292.0 million loan to one of our subsidiaries from various lenders for which Bank of America, N.A. acts as administrative agent. See “— Liquidity and Capital Resources” for further information regarding the Line of Credit.

Emory Point

On May 2, 2017, we acquired a ground lease interest in Emory Point, a Class A+ multifamily property totaling 750 units and 124 thousand square feet of walkable retail in Atlanta, Georgia (“Emory Point”). The property was acquired from an unaffiliated third party for $199.0 million, excluding closing costs. The acquisition of Emory Point was funded through a combination of cash on hand (which primarily consisted of proceeds from the Offering) and a $130.0 million loan to one of our subsidiaries from The Prudential Insurance Company of America. See “— Liquidity and Capital Resources” for further information regarding the Emory Point financing.

Real Estate-Related Securities

During the three months ended March 31, 2017, we made investments in real estate-related securities including, three floating rate, single borrower, commercial mortgage-backed securities (“CMBS”) with a cost basis of $115.6 million issued by a trust sponsored by Goldman Sachs, and secured by a mortgage loan on the Willis Tower in Chicago, Illinois (“Willis Tower”) made to subsidiaries of a fund advised by Blackstone. The investment by Blackstone and its affiliates (including us) represented a 49% participation in several tranches of this $1.0 billion mortgage loan securitization. We acquired our minority participation from Goldman Sachs, Bank of America and Citibank in a fully subscribed offering on market terms negotiated by the majority third party investor. Blackstone and its affiliates (including us) will forgo all non-economic rights (including voting rights) in the Willis Tower CMBS as long as the subsidiaries of the Blackstone-advised fund own Willis Tower. Additionally, our investments in real estate-related securities also included a floating rate, single borrower, CMBS bond with a cost basis of $16.8 million backed by hospitality-related collateral.

Subsequent to March 31, 2017, the Company purchased an aggregate of $28.8 million of a floating rate CMBS backed by industrial and hospitality-related collateral.

Summary of Portfolio

The following charts further describe the diversification of our investments in real properties as of May 12, 2017 (percentage allocation is based on the April 30, 2017 fair value for all properties except Emory Point, which is reflected at cost for purposes for determining the percentages in the charts below):

Property Type	Geography

The following chart outlines the allocation of our investments in real properties and real estate-related securities as of May 12, 2017 (percentage allocation is based on the April 30, 2017 fair value for all properties except Emory Point, which is reflected at cost for purposes for determining the percentages in the charts below):

Asset Allocation

Rental and Hotel Revenue

The following table details our rental revenue and hotel revenue by segment ($ in thousands):

March 31, 2017
Rental revenue
Multifamily	$520
Industrial	359
Retail	19

Total rental revenue	898

Hotel revenue	1,426

Total rental and hotel revenue	$2,324

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of March 31, 2017. The table below excludes our multifamily property as all leases at such property expire within twelve months ($ and square feet data in thousands).

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2017 (remainder)	5	$721	11%	166	16%
2018	1	37	1%	2	0%
2019	2	276	4%	60	6%
2020	2	448	7%	93	9%
2021	3	1,014	16%	235	23%
2022	7	873	14%	46	5%
2023	4	1,626	25%	321	31%
2024	2	120	2%	8	1%
2025	2	213	3%	6	1%
2026	1	163	3%	11	1%
Thereafter	1	888	14%	71	7%

Total	30	$6,379	100%	1,019	100%

(1)	Annualized base rent is determined from the annualized March 2017 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Hotel Metrics

The following table details the average daily rate and the revenue per available room (“RevPAR”) for our hotel property for the period of ownership during the three months ended March 31, 2017:

Property	Average Daily Rate	RevPAR
UC Davis Hotel	$160	$135

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 9 to our consolidated financial statements.

Results of Operations

The follow table sets forth information regarding our consolidated results of operations ($ in thousands):

Three Months Ended March 31, 2017
Revenues
Rental revenue	$898
Tenant reimbursement income	67
Hotel revenue	1,426
Other revenue	53

Total revenues	2,444
Expenses
Rental property operating	305
Hotel operating	840
General and administrative	2,686
Depreciation and amortization	1,090

Total expenses	4,921
Other income (expense)
Income from real estate-related securities	866
Interest income	265
Other expenses	(6)

Total other income (expense)	1,125
Loss before income tax benefit	(1,352)
Income tax benefit	85

Net loss	$(1,267)

From March 2, 2016 (date of our initial capitalization) through March 31, 2016, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The registration statement for the Offering was declared effective by the SEC on August 31, 2016. We commenced selling shares in October 2016 and broke escrow on January 1, 2017. As such, comparative results have not been presented.

Total Revenues

During the three months ended March 31, 2017, total revenues were $2.4 million driven primarily by rental income and hotel revenue from the four properties we acquired during the quarter.

Rental Property and Hotel Operating Expenses

During the three months ended March 31, 2017, rental property and hotel operating expenses were $1.1 million, driven primarily by the four properties we acquired during the three months ended March 31, 2017.

General and Administrative Expenses

During the three months ended March 31, 2017, general and administrative expenses were $2.7 million and consisted primarily of $1.8 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations. General and administrative expenses also include additional legal fees of $0.4 million related to general corporate matters, $0.3 million of other professional service fees, and $0.1 million related to an unconsummated acquisition we are no longer pursuing.

Depreciation and Amortization

During the three months ended March 31, 2017, depreciation and amortization expenses were $1.1 million, driven by depreciation and amortization on the four properties we acquired during the quarter.

Income from Real Estate-Related Securities

During the three months ended March 31, 2017, income from real estate-related securities was $0.9 million, which consisted of the interest income and mark-to-market gains on our investments in real estate-related securities.

Interest Income

During the three months ended March 31, 2017, interest income was $0.3 million, which consisted of the interest earned on the cash deposited in a money market account.

Income Tax Benefit

During the three months ended March 31, 2017, the income tax benefit of $0.1 million relates to the UC Davis Hotel taxable REIT subsidiary.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”).

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization, and similar adjustments for unconsolidated joint ventures.

The following table presents a reconciliation of FFO to net loss ($ in thousands):

Three Months Ended March 31, 2017
Net loss	$(1,267)
Adjustments:
Real estate depreciation and amortization	1,090

Funds from Operations	$(177)

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, organization costs, unrealized gains or losses from changes in the fair value of financial instruments, amortization of stock awards, and performance participation allocation not paid in cash. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

Three Months Ended
March 31, 2017
Funds from Operations	$(177)
Adjustments:
Straight-line rental income	(18)
Amortization of above- and below-market lease intangibles	(28)
Amortization of below-market ground lease intangible	18
Organization costs	1,838
Unrealized gains from changes in the fair value of financial instruments	(725)
Amortization of restricted stock awards	23

Adjusted Funds from Operations	$931

FFO and AFFO should not be considered to be more relevant or accurate than the current GAAP methodology in calculating net income or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2017
Investments in real property	$161,913
Investments in real estate-related securities	133,121
Cash and cash equivalents	185,749
Restricted cash	103,742
Other assets	2,909
Debt Obligations	—
Accrued stockholder servicing fees(1)	(290)
Subscriptions received in advance	(103,717)
Other liabilities	(5,027)

Net Asset Value	$478,400

Number of outstanding shares	47,750

(1)	Accrued stockholder servicing fee only applies to Class S shares

NAV Per Share	Class S Shares	Class I Shares	Total
Monthly NAV	$400,828	$77,572	$478,400
Number of outstanding shares	40,008	7,742	47,750

NAV Per Share	$10.02	$10.02

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2017
Stockholders’ equity under U.S. GAAP	$438,885
Adjustments:
Accrued stockholder servicing fee	29,331
Organization and offering costs	7,747
Unrealized real estate appreciation	1,375
Depreciation and amortization	1,062

NAV	$478,400

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

-	Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S shares. Under GAAP we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold the Class S shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

-	The Adviser has agreed to advance organization and offering costs on our behalf through December 31, 2017. Such costs will be reimbursed to the Adviser pro rata over sixty months beginning January 1, 2018. Under GAAP organization and offering costs incurred by the Adviser on our behalf are classified as due to affiliate on our consolidated balance sheet. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over sixty months.

-	Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

-	In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

The following table summarizes our distributions declared during the three months ended March 31, 2017 ($ in thousands). From March 2, 2016 (date of our initial capitalization) through March 31, 2016, we had not commenced our principal operations and as such, no distributions were made during this period.

	Three Months Ended March 31, 2017
	Amount	Percentage
Distributions
Paid in cash	$378	29%
Reinvested in shares	941	71%

Total distributions	$1,319	100%

Sources of Distributions
Cash flows from operating activities	$1,319	100%
Offering proceeds	—	—%

Total sources of distributions	$1,319	100%

Cash flows from operating activities	$1,573

Funds from Operations	$(177)

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our organization and offering costs, operating expenses and capital expenditures and to pay debt service on any outstanding indebtedness we may incur. We anticipate our operating expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that BREIT OP will pay to the Special Limited Partner, general corporate expenses, and fees related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date as of which we broke escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following December 31, 2017. As of March 31, 2017, the Adviser had incurred $7.7 million of organization and offering expenses on our behalf, which were recorded as a component of due to affiliate on our consolidated balance sheet.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Over time, we generally intend to fund additional cash needs from operations.

On January 23, 2017, we entered into an unsecured, uncommitted line of credit up to a maximum amount of $250.0 million with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone (the “Line of Credit”). The Line of Credit expires on January 23, 2018, subject to one-year extension options requiring Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. For further details regarding the terms of the Line of Credit refer to Note 6 to our consolidated financial statements. As of March 31, 2017, we had not borrowed any amounts under the Line of Credit. We borrowed $108.0 million under the Line of Credit in conjunction with the acquisitions of real properties and real estate-related securities closed subsequent to March 31, 2017. We utilized proceeds from our subscriptions and other financings to repay the $108.0 million and as of May 12, 2017 we did not have any borrowings under the Line of Credit outstanding. We may use the Line of Credit or other credit facilities to fund additional investments, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose.

A subsidiary of the Company has entered into a master repurchase agreement with Citigroup Global Markets Inc. (the “Citi MRA”), to provide the Company with additional financing capacity secured by our real estate-related securities. The terms of the Citi MRA provide the lender the ability to determine the size and terms of the financing provided based upon the collateral pledged by the Company, which we expect will be CMBS. As of March 31, 2017, the Company had neither borrowed funds nor had any borrowings outstanding under the Citi MRA.

On April 17, 2017, we entered into $101.9 million of repurchase transactions under the Citi MRA secured by certain of our investments in real estate-related securities. The term of such transactions is three months with a weighted-average interest rate of 2.6%.

On April 14, 2017, a subsidiary of the Company entered into a master repurchase agreement with Royal Bank of Canada (the “RBC MRA”), to provide the Company with additional financing capacity secured by our real estate-related securities. The terms of the RBC MRA provide the lender the ability to determine the size and terms of the financing provided based upon the collateral pledged by the Company, which we expect will be CMBS.

On April 28, 2017, we entered into a $16.0 million repurchase agreement under the RBC MRA secured by one of our investments in real estate-related securities. The term of the repurchase agreement is three months with an interest rate of 2.4%.

The acquisition of the HS Industrial Portfolio was funded in part by a $292.0 million loan to one of our subsidiaries from various lenders for which Bank of America, N.A. acts as administrative agent (the “BofA Loan”) entered into on April 18, 2017. The BofA Loan is guaranteed by us and BREIT OP and has an interest rate equal to LIBOR plus a spread of 210 basis points. The BofA Loan matures 90 days after closing (but may be extended for an additional 90 days) and we expect to convert the BofA Loan shortly after closing into long-term financing on the HS Industrial Portfolio. The BofA Loan contains various customary covenants that restrict our and our subsidiaries’ ability to take certain actions and includes financial covenants to (a) not permit our consolidated leverage ratio to exceed 65%, and (b) not permit our consolidated tangible net worth to at any time be less than the sum of 75% of our consolidated tangible net worth as of March 31, 2017 and 75% of the net cash proceeds received by us from issuances and sales of our equity interests occurring after March 31, 2017; we expect that such financial covenants will be removed upon the conversion of the BofA Loan to long-term financing.

On April 27, 2017, a wholly owned subsidiary of ours entered into a $63.6 million loan with Morgan Stanley Bank, N.A. secured by a single property within the TA Multifamily Portfolio (the “55 West Loan”). The 55 West Loan has a term of five years and an interest rate equal to LIBOR plus a spread of 2.18%. The 55 West Loan contains various customary covenants that restrict us and our subsidiaries’ ability to take certain actions and includes financial covenants to not permit our consolidated tangible net worth to at any time be less than $30.0 million.

On May 2, 2017, in connection with the acquisition of Emory Point, a wholly owned subsidiary of ours entered into a $130.0 million loan with The Prudential Insurance Company of America secured by our interest in Emory Point (the “Emory Point Loan”). The Emory Point Loan has a term of seven years and an interest rate equal 3.66% per annum. The Emory Point Loan contains various customary covenants that restrict us and our subsidiaries’ ability to take certain actions.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of May 12, 2017, we received net proceeds of $755.6 million from the sale of an aggregate of 75,601,792 shares of our common stock (consisting of 62,239,866 Class S shares and 13,184,593 Class I shares, and 177,333 Class D shares; no Class T shares have been sold in the Offering). The Company intends to continue selling shares in the Offering on a monthly basis.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

Three Months Ended March 31, 2017
Cash flows provided by operating activities	$1,573
Cash flows used in investing activities	(292,860)
Cash flows provided by financing activities	580,578

Net increase in cash and cash equivalents and restricted cash	$289,291

Cash flows provided by operating activities were $1.6 million during the three months ended March 31, 2017 primarily as a result of $0.5 million of cash flows from the operations of the four investments in our portfolio, $0.3 million of interest income on our cash held in a money market account, $0.1 million of interest income on our investments in real estate-related securities, and a $0.2 million increase in working capital.

Cash flows used in investing activities were $292.9 million during the three months ended March 31, 2017 driven primarily by our acquisitions of real estate investments of $160.4 million and purchase of real estate-related securities of $132.4 million.

Cash flows provided by financing activities were $580.6 million during the three months ended March 31, 2017 primarily due to the net proceeds we received from the issuance of our common stock of $476.9 million and $103.7 million of subscriptions received in advance.

From March 2, 2016 (date of our initial capitalization) through March 31, 2016, we had not commenced our principal operations and as such, comparative results have not been analyzed.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2017 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organizational and offering expenses	$7,747	$387	$3,100	$3,100	$1,160

Ground lease — UC Davis Hotel(1)	6,987	97	260	260	6,370

Total	$14,734	$484	$3,360	$3,360	$7,530

(1)	The UC Davis Hotel is subject to a 70 year ground lease with an annual base rent of the greater of (i) minimum base rent of $130 thousand (subject to certain periodic adjustments) or (ii) 5% of room revenue reduced by a utility rebate equal to actual utility charges paid to the lessor, capped at 2% of room revenue

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our primary market risk exposure is interest rate risk with respect to our investments in real estate-related securities and indebtedness and credit risk and market risk with respect to our investments in real estate-related securities and use of derivative financial instruments. As of March 31, 2017, we had no indebtedness and did not use any derivative financial instruments.

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

Additionally, our CMBS investments are floating rate and as such, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, as of March 31, 2017, we believe a 10% change in interest rates would result in an immaterial change to our net income.

As of March 31, 2017, our investments in real estate-related securities consisted of $133.1 million of CMBS. We may be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in CMBS is unknown. As of March 31, 2017, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $13.3 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Offering Proceeds

On August 31, 2016, our Registration Statement on Form S-11 (File No. 333-213043) covering the Offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan, was declared effective under the Securities Act. Amendment No. 4 to our Registration Statement was declared effective under the Securities Act on April 14, 2017. The initial offering price of each class of our common stock was $10.00 per share, plus applicable selling commissions and dealer manager fees. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2017, the following is certain information about the Offering and use of proceeds therefrom ($ in thousands):

Offering proceeds:	Class S Shares	Class I Shares	Total

Shares sold	40,007,678	7,741,953	47,749,631
Gross offering proceeds	$405,583	$77,378	$482,961
Selling commissions and dealer manager fees	(5,506)	—	(5,506)
Accrued stockholder servicing fees	(362)	—	(362)
Other offering costs	—	—	—

Net offering proceeds	$399,715	$77,378	$477,093
Use of offering proceeds:
Acquisitions of real estate			(160,464)
Purchase of real estate-related securities			(132,396)
Repayments of borrowings			—
Repurchases of common stock			—
Distributions to stockholders			(1,319)
Working capital			2,835

Cash and cash equivalents			$185,749

During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated March 21, 2017 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 22, 2017)

10.1	Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 22, 2017)

10.2	Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.3	Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 12, 2017	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)