Form 10-Q
period 2017-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2017-08-11
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

As of August 11, 2017, there were 88,132,022 outstanding shares of Class S common stock, 20,584,019 outstanding shares of Class I common stock, 635,802 outstanding shares of Class D common stock, and 1,117,944 outstanding shares of Class T common stock.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and for the Three Months ended June 30, 2016 and the Period March 2, 2016 (date of initial capitalization) through June 30, 2016	2

	Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2017	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and for The Period March 2, 2016 (date of initial capitalization) through June 30, 2016	4

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II.	OTHER INFORMATION	36

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	MINE SAFETY DISCLOSURES	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Investments in real estate, net	$1,430,515	$—
Investments in real estate-related securities	291,549	—
Cash and cash equivalents	31,296	200
Restricted cash	92,861	—
Intangible assets, net	77,596	—
Other assets	10,781	—
Total assets	$1,934,598	$200
Liabilities and Equity
Mortgage notes, term loan, and revolving credit facility, net	$717,072	$—
Repurchase agreements	169,583	—
Affiliate line of credit	43,708	—
Subscriptions received in advance	88,657	—
Due to affiliates	68,492	86
Accounts payable, accrued expenses, and other liabilities	46,636	29
Total liabilities	$1,134,148	$115

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 71,382,151 and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	714	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 13,460 and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 216,570 and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	—
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 17,318,240 and 20,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	173	—
Additional paid-in capital	827,914	200
Accumulated deficit and cumulative distributions	(28,353)	(115)
Total equity	800,450	85
Total liabilities and equity	$1,934,598	$200

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period March 2, 2016 (date of initial capitalization) through June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$21,230	$—	$22,128	$—
Tenant reimbursement income	2,206	—	2,273	—
Hotel revenue	3,748	—	5,174	—
Other revenue	1,155	—	1,208	—
Total revenues	28,339	—	30,783	—
Expenses
Rental property operating	9,389	—	9,694	—
Hotel operating	2,109	—	2,949	—
General and administrative	1,567	—	4,253	—
Performance participation allocation	5,241	—	5,241	—
Depreciation and amortization	23,696	—	24,786	—
Total expenses	42,002	—	46,923	—
Other income (expense)
Income from real estate-related securities	2,543	—	3,409	—
Interest income	117	—	382	—
Interest expense	(5,541)	—	(5,547)	—
Other expenses	(28)		(28)
Total other (expense) income	(2,909)	—	(1,784)	—
Net loss before income tax	(16,572)	—	(17,924)	—
Income tax expense	(129)	—	(44)	—
Net loss	$(16,701)	$—	$(17,968)	$—
Net loss per share of common stock — basic and diluted	$(0.22)	$—	$(0.31)	$—
Weighted-average shares of common stock outstanding, basic and diluted	76,595,994	20,000	57,060,077	20,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common	Common	Common	Common	Additional	Deficit and
	Stock	Stock	Stock	Stock	Paid-In	Cumulative	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85

Common stock issued	711	—	2	172	893,765	—	894,650

Distribution reinvestment	3	—	—	1	4,266	—	4,270

Offering costs	—	—	—	—	(70,369)	—	(70,369)

Amortization of restricted stock grant	—	—	—	—	52	—	52

Net loss	—	—	—	—	—	(17,968)	(17,968)

Distributions declared on common stock	—	—	—	—	—	(10,270)	(10,270)

Balance at June 30, 2017	$714	$—	$2	$173	$827,914	$(28,353)	$800,450

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2017	For the Period March 2, 2016 (date of initial capitalization) through June 30, 2016
Cash flows from operating activities:
Net loss	$(17,968)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,786	—
Unrealized gain on changes in fair value of real estate-related securities	(1,635)	—
Realized loss on settlement of real estate-related securities	177
Straight-line rent adjustment	(567)	—
Amortization of above- and below-market lease intangibles	(365)	—
Amortization of below-market and prepaid ground lease intangible	77
Amortization of deferred financing costs	269	—
Amortization of restricted stock grant	52	—
Bad debt expense	154
Change in assets and liabilities:
(Increase) / decrease in other assets	(6,277)	—
Increase / (decrease) in due to affiliates	7,634	—
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	13,147	—
Net cash provided by operating activities	19,484	—
Cash flows from investing activities:
Acquisitions of real estate	(1,509,640)	—
Capital improvements to real estate	(461)	—
Pre-acquisition costs	(1,123)	—
Purchase of real estate-related securities	(300,040)	—
Proceeds from settlement of real estate-related securities	16,596	—
Net cash used in investing activities	(1,794,668)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	894,650	—
Offering costs paid	(10,102)	—
Subscriptions received in advance	88,657	—
Borrowings from mortgage notes, term loan, and revolving credit facility	723,304	—
Borrowings under repurchase agreements	182,154	—
Settlement of repurchase agreements	(12,571)	—
Borrowings from affiliate line of credit	178,208	—
Repayments on affiliate line of credit	(134,500)	—
Payment of deferred financing costs	(8,742)	—
Distributions	(1,917)	—
Net cash provided by financing activities	1,899,141	—
Net change in cash and cash equivalents and restricted cash	123,957	—

Cash and cash equivalents and restricted cash, beginning of period	$200	$200
Cash and cash equivalents and restricted cash, end of period	$124,157	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$31,296	$200
Restricted cash	92,861	—
Total cash and cash equivalents and restricted cash	$124,157	$200

Non-cash investing and financing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$10,459	—
Accrued capital expenditures and acquisition related costs	$1,003	—
Accrued pre-acquisition costs	$585	—

Accrued distributions	$4,083	—
Accrued stockholder servicing fee due to affiliate	$53,385	—
Accrued offering costs due to affiliate	$6,882	—
Distribution reinvestment	$4,270	—
Payable for real-estate related securities	$6,647	—
Accrued deferred financing costs	$142	—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of January 1, 2017, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of June 30, 2017, the Company issued and sold 88,930,421 shares of the Company’s common stock (consisting of 71,382,151 Class S shares, 17,318,240 Class I shares, 216,570 Class D shares, and 13,460 Class T shares). The Company intends to continue selling shares on a monthly basis.

As of June 30, 2017, the Company owned ten investments in real estate and had twelve positions in commercial mortgage-backed securities (“CMBS”). The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and investments in Real Estate-Related Securities. Financial results by segment are reported in Note 14 — Segment Reporting.

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

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company. The amount of $88.7 million as of June 30, 2017 represents proceeds from subscriptions received in advance and is classified as restricted cash.

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

The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. The amortization of below-market and pre-paid ground leases are recorded as an adjustment to hotel or rental property operating expenses, as applicable, on the consolidated statements of operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building- and land-improvements	10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles	Over lease term

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

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loan are recorded as an offset to the related liability and amortized over the term of the financing instrument. Deferred financing costs related to the Company’s revolving credit facility and affiliate line of credit are recorded as a component of other assets and amortized over the term of the financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of other assets and amortized over the life of the related lease.

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

As of June 30, 2017, the Company’s $291.5 million of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at estimated fair value.

As of June 30, 2017, the Company’s investments in real estate-related securities consisted of CMBS, which are fixed income securities. The Company generally values its CMBS by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

The fair value of the Company’s mortgage notes, term loan, and revolving credit facility, repurchase agreements, and affiliate line of credit all approximate their carrying value.

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

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. As of June 30, 2017, the Company recorded a deferred tax asset of $317 thousand due to its hotel investments and recorded such amount as a tax benefit within income tax expense on the consolidated statements of operations.

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statement of operations and offering costs are charged to equity as such amounts are incurred.

The Adviser has agreed to advance certain organization and offering costs on behalf of the Company interest free (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date as of which escrow for the Offering was released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

As of June 30, 2017, the Adviser and its affiliates had incurred organization and offering costs on the Company’s behalf of $8.7 million, consisting of offering costs of $6.9 million and organization costs of $1.8 million. These organization and offering costs were recorded as a component of due to affiliates in the accompanying consolidated balance sheet as of June 30, 2017. Such costs became the Company’s liability on January 1, 2017, the date as of which the proceeds from the Offering were released from escrow.

Blackstone Advisory Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class S shares, Class T shares, and Class D shares, respectively.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class S	Class T	Class D	Class I
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

There is no stockholder servicing fee with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of June 30, 2017, the Company had accrued $53.4 million of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of due to affiliate on the Company’s consolidated balance sheets.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share.

The restricted stock grants of Class I shares held by our directors and issued on January 1, 2017 are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of June 30, 2017, the effects of the two-class method on basic and diluted EPS were not material to the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is taking inventory of its revenue streams and performing a detailed review of the related contracts to determine the impact of this standard on the Company’s consolidated financial statements. The majority of the Company’s revenue is derived from tenant leases at multifamily, industrial and retail properties. As such the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements. However, upon adoption of the new leasing standard, ASU 2014-09 will impact the presentation of certain lease and non-lease components of revenue. See below for a further description of the expected impact the new leasing standard will have on the Company. The Company is currently assessing the expected impact ASU 2014-09 will have on its performance obligations related to the revenue components at the Company’s hotel properties.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint. Under the new leasing standard lessor accounting remains substantially the same as current GAAP. However, the classification of certain lease and non-lease components, such as tenant reimbursement income for real estate taxes and insurance, will change but will not impact total revenue. The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on its consolidated balance sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

June 30, 2017
Building and building improvements	$1,225,356
Land and land improvements	194,741
Furniture, fixtures and equipment	19,771
Total	1,439,868
Accumulated depreciation	(9,353)
Investments in real estate, net	$1,430,515

During the six months ended June 30, 2017, the Company acquired wholly-owned interests in 10 real estate investments, which were comprised of 39 industrial, 13 multifamily, two hotel, and one retail property. As of December 31, 2016, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2017 ($ in thousands):

Property Name	Number of Properties	Location	Sector	Acquisition Date	Purchase Price(1)
Hyatt Place UC Davis(2)	1	Davis, CA	Hotel	Jan. 2017	$32,687
Sonora Canyon	1	Mesa, AZ	Multifamily	Feb. 2017	40,983
Stockton	1	Stockton, CA	Industrial	Feb. 2017	32,751
Bakers Centre	1	Philadelphia, PA	Retail	Mar. 2017	54,223
TA Multifamily Portfolio	6	Various(3)	Multifamily	Apr. 2017	432,593
HS Industrial Portfolio	38	Various(4)	Industrial	Apr. 2017	405,930
Emory Point(2)	1	Atlanta, GA	Multifamily(5)	May 2017	201,578
Nevada West	3	Las Vegas, NV	Multifamily	May 2017	170,965
Hyatt Place San Jose Downtown	1	San Jose, CA	Hotel	June 2017	65,321
Mountain Gate & Trails	2	Las Vegas, NV	Multifamily	June 2017	83,572
					$1,520,603

(1)	Purchase price is inclusive of acquisition related costs.
(2)

The Hyatt Place UC Davis and Emory Point are subject to a ground lease. The Emory Point ground lease was prepaid by the seller and is recorded as an intangible asset on the Company’s consolidated balance sheet.

(3)

The TA Multifamily Portfolio consists of a 32-floor property in downtown Orlando (“55 West”) and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

(4)

The HS Industrial Portfolio consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

(5)	Emory Point also includes 124,000 square feet of walkable retail space.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2017 ($ in thousands):

	TA Multifamily Portfolio	HS Industrial Portfolio	Emory Point	Nevada West	All Other	Total
Building and building improvements	$337,889	$345,391	$171,709	$145,305	$224,576	$1,224,870
Land and land improvements	68,456	45,081	—	17,409	63,746	194,692
Furniture, fixtures and equipment	4,651	—	3,040	2,833	8,823	19,347
In-place lease intangibles	21,880	20,793	11,207	5,418	10,163	69,461
Below-market ground lease intangibles	—	—	—	—	4,683	4,683
Above-market lease intangibles	24	2,726	84	—	150	2,984
Below-market lease intangibles	(307)	(8,061)	(576)	—	(2,604)	(11,548)
Prepaid ground lease rent	—	—	16,114	—	—	16,114
Total purchase price	$432,593	$405,930	$201,578	$170,965	$309,537	$1,520,603

The weighted-average amortization periods for the acquired in-place lease intangibles, below-market ground lease intangibles, above-market lease intangibles, below-market lease intangibles, and prepaid ground lease rent of the properties acquired during the six months ended June 30, 2017 were 3, 52, 6, 7, and 71 years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

June 30, 2017
Intangible assets:
In-place lease intangibles	$69,461
Below-market ground lease intangibles	4,683
Above-market lease intangibles	2,984
Prepaid ground lease rent	16,114
Total intangible assets	93,242
Accumulated amortization:
In-place lease amortization	(15,432)
Below-market ground lease amortization	(40)
Above-market lease amortization	(137)
Prepaid ground lease rent amortization	(37)
Total accumulated amortization	(15,646)
Intangible assets, net	$77,596
Intangible liabilities:
Below-market lease intangibles	$11,548
Accumulated amortization	(502)
Intangible liabilities, net	$11,046

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2017 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Pre-paid Ground Lease Intangibles	Below-market Lease Intangibles
2017 (remaining)	$28,356	$45	$339	$112	$(1,120)
2018	7,933	89	647	224	(2,198)
2019	5,283	89	433	224	(1,930)
2020	4,431	89	410	224	(1,751)
2021	3,484	89	378	224	(1,514)
Thereafter	4,542	4,242	640	15,069	(2,533)
	$54,029	$4,643	$2,847	$16,077	$(11,046)

5. Investments in Real Estate-Related Securities

The following table details the Company’s investments in CMBS as of June 30, 2017 ($ in thousands):

Number of Investments	Credit Rating(1)	Collateral	Weighted Average Coupon(2)	Face Amount	Cost Basis	Fair Value
4	BBB	Office, Industrial, Hospitality	L+2.15%	$114,659	$114,659	$115,307
5	BB	Office, Hospitality, Multifamily	L+3.29%	150,899	150,942	151,800
3	B	Office, Multifamily	L+3.79%	24,313	24,313	24,442
12				$289,871	$289,914	$291,549

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.
(2)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate. As of June 30, 2017, three-month U.S. dollar-denominated LIBOR was equal to 1.3%.

As of June 30, 2017, the Company’s investments in real estate-related securities included five CMBS with a total cost basis of $122.3 million collateralized by properties owned by Blackstone-advised investment vehicles and three CMBS with a total cost basis of $63.5 million collateralized by a loan originated by a Blackstone-advised investment vehicle. Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by Blackstone and its affiliates (including the Company) represented no more than a 49% participation in any individual tranche. The Company acquired its minority participation interests from third-party investment banks on market terms negotiated by the majority third-party investors. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing, or have an interest in a different part of the capital structure related to such CMBS. For both the three and six months ended June 30, 2017, the Company recorded interest income of $1.2 million related to its investments in such CMBS.

As described in Note 2, the Company classifies its investments in real estate-related securities as trading and records these investment in real estate related securities at fair value on its consolidated balance sheets. During the three and six months ended June 30, 2017, the Company recorded an unrealized gain of $900 thousand and $1.6 million, respectively, as a component of income from real estate-related securities on its consolidated statements of operations. During the three and six months ended June 30, 2017, one of the Company’s CMBS investments was repaid and the Company recorded a realized loss of $177 thousand as a component of income from real estate-related securities on its consolidated statements of operations. The Company did not sell any securities during the three and six months ended June 30, 2017.

6. Mortgage Notes, Term Loan, and Revolving Credit Facility

The following is a summary of the mortgage notes, term loan, and revolving credit facility secured by the Company’s properties as of June 30, 2017 ($ in thousands):

Property	Interest Rate(1)	Maturity Dates	Principal Balance	Amortization Period	Prepayment Provisions(2)
TA Multifamily (excluding 55 West)	3.76%	6/1/2024	$211,249	Interest Only	Yield Maintenance
Industrial Properties - Term Loan	L+2.10%	6/1/2022	146,000	Interest Only	Spread Maintenance
Industrial Properties - Revolving Credit Facility	L+2.10%	6/1/2022	146,000	Interest Only	None
Emory Point	3.66%	5/5/2024	130,000	Interest Only(4)	Yield Maintenance
55 West (part of TA Multifamily Portfolio)	L+2.18%	5/9/2022(3)	63,600	Interest Only	Spread Maintenance
Sonora Canyon	3.76%	6/1/2024	26,455	Interest Only	Yield Maintenance
Total principal balance			723,304
Deferred financing costs			(6,232)
Mortgage notes, term loan, and revolving credit facility			$717,072

(1)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate. As of June 30, 2017, one-month U.S. dollar-denominated LIBOR was equal to 1.2%.
(2)

Yield and spread maintenance provisions require the borrower to pay a premium to the lender in an amount that would allow the lender to attain the yield or spread assuming the borrower had made all payments until maturity.

(3)	The 55 West mortgage has an initial maturity date of May 9, 2019 and the Company, at its sole discretion, has three one-year extension options.
(4)	Interest only payments required for the first 60 months of the mortgage and principal and interest payments required for the final 24 months.

The following table presents the future principal payment due under the Company’s mortgage notes, term loan, and revolving credit facility as of June 30, 2017 ($ in thousands):

Year	Amount
2017 (remaining)	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	723,304
Total	$723,304

7. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”) and Royal Bank of Canada (the “RBC MRA”), to provide the Company with additional financing capacity secured by its real estate-related securities. The terms of the Citi MRA and the RBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time.

The following table is a summary of our repurchase agreements as of June 30, 2017 ($ in thousands):

Facility	Security Interests	Interest Rate(1)	Maturity Dates(2)	Outstanding Balance	Prepayment Provisions
Citi MRA	CMBS	L+1.30% - L+1.60%	7/17/17 - 8/30/2017	153,567	None
RBC MRA	CMBS	L+1.25%	7/28/2017	16,016	None
				$169,583

(1)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate. As of June 30, 2017, three-month U.S. dollar-denominated LIBOR was equal to 1.3%
(2)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in July 2017 into new three-month contracts with a maturity date of October 2017.

8. Affiliate Line of Credit

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 23, 2018, and may be extended for up to twelve months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated London Interbank Offer Rate, which was 1.2% as of June 30, 2017. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of June 30, 2017, the Company had $43.7 million in borrowings outstanding under the Line of Credit.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2017	December 31, 2016
Deferred financing costs	2,383	—
Prepaid expenses	2,243	—
Pre-acquisition costs	1,709	—
Accounts receivable	1,398	—
Deferred rent receivable	567	—
Other	2,481	—
Total	$10,781	$—

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2017	December 31, 2016
Intangible liabilities, net	$11,046	$—
Real estate taxes payable	9,150	—
Payable for real estate-related securities	6,648	—
Accounts payable and accrued expenses	5,645	—
Distribution payable	4,083	—
Tenant security deposits	3,506	—
Prepaid rental income	3,306	—
Accrued interest expense	2,645	—
Other	607	29
Total	$46,636	$29

10. Equity

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class S shares, Class T shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of June 30, 2017, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	500,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Total	2,100,000

Common Stock

As of June 30, 2017, the Company had sold 88.9 million shares of its common stock in the Offering for aggregate net proceeds of $890.3 million. The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Six Months Ended June 30, 2017
	Class T	Class S	Class D	Class I	Total
Beginning balance	—	—	—	20	20
Common stock issued	13	71,060	216	17,192	88,481
Distribution reinvestment	—	322	1	99	422
Directors’ restricted stock grant(1)	—	—	—	7	7
Ending balance	13	71,382	217	17,318	88,930

(1)	The directors’ restricted stock grant represents 25% of the annual compensation paid to the independent directors. The grant is amortized over the service period of such grant.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

Beginning March 2017, the Company declared a monthly distribution to stockholders of record as of the last day of each applicable month.

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2017 ($ in thousands, except share and per share data):

	Class S	Class I	Class D	Class T
Aggregate distributions declared per share of common stock	$0.1732	$0.1732	$0.0958	$0.0517
Stockholder servicing fee per share of common stock	(0.0377)	—	(0.0042)	(0.0071)
Net distributions declared per share of common stock	$0.1355	$0.1732	$0.0916	$0.0446

11. Related Party Transactions

Management Fee and Performance Participation Allocation

On August 7, 2017, the Company renewed the advisory agreement among the Company, BREIT OP and the Adviser for an additional one-year period ending August 31, 2018. The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser agreed to waive its management fee through June 30, 2017.

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. As of June 30, 2017, the Company had accrued $5.2 million of performance participation allocation on the consolidated statement of operations.

Due to Affiliate

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2017	December 31, 2016
Accrued stockholder servicing fee	$53,385	$—
Advanced organization and offering costs	8,720	—
Performance participation allocation	5,241	—
Accrued affiliate service provider expenses	990	—
Advanced expenses	156	86
Total	$68,492	$86

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of June 30, 2017, the Company accrued $53.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers.

Advanced organization and offering costs

The Adviser advanced $8.7 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2017. Such amounts will be reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage BRE Hotels and Resorts, a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide day-to-day operational and management services (including revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s hotel properties. The Company currently estimates the cost for such services to be approximately $200 per key per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and six months ended June 30, 2017, the Company incurred $10 thousand and $15 thousand, respectively, of expenses due to BRE Hotels and Resorts for services incurred in connection with its investments and such amount is included in hotel operating expenses on its consolidated statements of operations.

The Company has engaged and expects to continue to engage LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s multifamily properties. The Company currently estimates the cost for such services to be approximately $300 per unit per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During both the three and six months ended June 30, 2017, the Company incurred $70 thousand of expenses due to LivCor for services incurred in connection with its investments and such amount is included in rental property operating expenses on its consolidated statements of operations. Additionally, the Company capitalized $485 thousand to investments in real estate for transaction support services provided by LivCor.

The Company has engaged and expects to continue to engage Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide day-to-day operational and management services (including property management services, leasing, construction management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s office and industrial properties. The Company currently estimates the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the three and six months ended June 30, 2017, the Company incurred $461 thousand and $471 thousand, respectively, of expenses due to EOM for services incurred in connection with its investments, and such amount is included in rental property operating expenses on its consolidated statements of operations. Additionally, the Company capitalized $20 thousand to investments in real estate for transaction support services provided by EOM.

The Company has engaged and expects to continue to engage ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including property management services, leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s retail properties. The Company currently estimates the cost of such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During both the three and six months ended June 30, 2017, the Company incurred $70 thousand of expenses due to ShopCore for services incurred in connection with its investments and such amount is included in rental property operating expenses on its consolidated statements of operations.

The Company expects to set up a management incentive plan for each transaction for which the Company engages BRE Hotels and Resorts, LivCor, EOM, or ShopCore for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams. During the six months ended June 30, 2017, the Company has not paid or accrued any incentive fees to its affiliated service providers under such agreements.

Advanced expenses

The Adviser had advanced $156 thousand and $86 thousand of expenses on the Company’s behalf for general corporate services provided by unaffiliated third parties as of June 30, 2017 and December 31, 2016, respectively.

Other

Blackstone partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by the Company, Blackstone, and third parties. LNLS will not perform services in non-regulated states for the Company, unless in the context of a portfolio transaction that includes properties in rate-regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, when a third party is paying all or a material portion of the premium or in other scenarios where LNLS is not negotiating the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. During the six months ended June 30, 2017, the Company paid LNLS $160 thousand for title services related to two investments. Such costs were capitalized as part of the Company’s cost basis in the investment and are classified as part of investments in real estate, net on its consolidated balance sheet.

12. Commitments and Contingencies

As of June 30, 2017 and December 31, 2016, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

The Hyatt Place UC Davis is subject to a ground lease that expires in 2070. Pursuant to the ground lease, the Company will pay the landlord annual rent equal to the greater of (a) minimum base rent of $130 thousand (subject to certain periodic adjustments) or (b) 5% of room revenue reduced by a utility rebate equal to actual utility charges paid capped at 2% of room revenue.

The 55 West parking garage is subject to a ground lease that expires in 2085. Pursuant to the ground lease, the Company will pay the landlord annual rent equal to a fixed payment of $50 thousand and a variable payment which is the product of the prior year variable rate adjusted by the Consumer Price Index during the previous year. At the time the Company acquired the ground lease, the variable rent payment component was equal to $59 thousand.

The following table details the Company’s contractual obligations and commitments with payments due subsequent to June 30, 2017 ($ in thousands):

Year	Future Commitments
2017 (remaining)	$119
2018	239
2019	239
2020	239
2021	239
Thereafter	13,233
Total	$14,308

13. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2017 (remaining)	$17,041
2018	31,925
2019	26,790
2020	24,131
2021	20,424
Thereafter	55,234
Total	$175,545

14. Segment Reporting

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

The following table sets forth the total assets by segment as of June 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Other (Corporate)	Total
Total assets	$932,689	$456,639	$102,225	$56,780	$292,074	$94,191	$1,934,598

The following table sets forth the financial results by segment for the three months ended June 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,036	$6,260	$—	$934	$—	$21,230
Tenant reimbursement income	482	1,626	—	98	—	2,206
Hotel revenue	—	—	3,748	—	—	3,748
Other revenue	1,149	—	—	6	—	1,155
Total revenues	15,667	7,886	3,748	1,038	—	28,339

Expenses:
Rental property operating	6,667	2,549	—	173	—	9,389
Hotel operating	—	—	2,109	—	—	2,109
Total expenses	6,667	2,549	2,109	173	—	11,498
Income from real estate-related securities	—	—	—	—	2,543	2,543
Segment net operating income	$9,000	$5,337	$1,639	$865	$2,543	$19,384

Depreciation and amortization	$18,240	$4,217	$763	$476	$—	$23,696

Other income (expense):
General and administrative						(1,567)
Interest income						117
Interest expense						(5,541)
Performance participation allocation						(5,241)
Other expenses						(28)
Income tax expense						(129)
Net loss						$(16,701)

The following table sets for the financial results by segment for the six months ended June 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,556	$6,619	$—	$953	$—	$22,128
Tenant reimbursement income	508	1,667	—	98	—	2,273
Hotel revenue	—	—	5,174	—	—	5,174
Other revenue	1,202	—	—	6	—	1,208
Total revenues	16,266	8,286	5,174	1,057	—	30,783

Expenses:
Rental property operating	6,885	2,635	—	174	—	9,694
Hotel operating	—	—	2,949	—	—	2,949
Total expenses	6,885	2,635	2,949	174	—	12,643
Income from real estate-related securities	—	—	—	—	3,409	3,409
Segment net operating income	$9,381	$5,651	$2,225	$883	$3,409	$21,549

Depreciation and amortization	$18,599	$4,444	$1,257	$486	$—	$24,786

Other income (expense):
General and administrative						(4,253)
Interest income						382
Interest expense						(5,547)
Performance participation allocation						(5,241)
Other expenses						(28)
Income tax expense						(44)
Net loss						$(17,968)

15. Subsequent Events

Acquisitions

On July 27, 2017, the Company acquired a fee simple interest in Elysian West, a Class A multifamily property totaling 466 units in Las Vegas, Nevada. The property was acquired from a third party for $106.5 million, exclusive of closing costs.

On July 27, 2017, the Company acquired a fee simple interest in four select service hotels totaling 469 keys in Tampa and Orlando, Florida. The properties were acquired from a third party for $58.4 million, exclusive of closing costs.

On August 3, 2017, the Company acquired a fee simple interest in the Hyatt House Atlanta Downtown, a select service hotel totaling 150 keys in Atlanta, Georgia. The property was acquired from a third party for $35.0 million, exclusive of closing costs.

Subsequent to June 30, 2017, the Company purchased an aggregate of $213.2 million of floating-rate CMBS backed by hospitality-related and grocery-anchored retail collateral.

Status of the Offering

As of August 11, 2017, the Company had sold an aggregate of 110,469,787 shares of its common stock (consisting of 88,132,022 Class S shares, 20,584,019 Class I shares, 635,802 Class D shares, and 1,117,944 Class T shares) in the Offering resulting in net proceeds of $1.1 billion to the Company as payment for such shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Real Estate Income Trust,” “BREIT,” the “Company,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

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

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of January 1, 2017, we satisfied the minimum offering requirement and our board of directors authorized the release of $279.0 million in proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis. As of August 11, 2017, we had received net proceeds of $1.1 billion from selling an aggregate of 110,469,787 shares of our common stock (consisting of 88,132,022 Class S shares and 20,584,019 Class I shares, 635,802 Class D shares, and 1,117,944 Class T shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class I, Class D, and Class T units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, our prospectus dated April 17, 2017 and filed with the SEC, as supplemented, and elsewhere in this quarterly report on Form 10-Q.

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

Portfolio

Acquisitions of Real Estate

During the six months ended June 30, 2017, we invested $1.5 billion in ten real estate investments consisting of 55 wholly-owned properties and subsequent to quarter end, we invested $199.9 million in six additional properties. The following table provides information regarding our portfolio of real properties as of June 30, 2017:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Acquisition Price (in thousands)(1)	Sq. Feet (in thousands)/ Number of Rooms/Units	Occupancy Rate(2)
Multifamily:
TA Multifamily Portfolio	6	Various(3)	Apr. 2017	$432,593	2,514 units	89%
Emory Point	1	Atlanta, GA	May 2017	201,578	750 units	93%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	170,965	972 units	94%
Mountain Gate & Trails	2	Las Vegas, NV	June 2017	83,572	539 units	94%
Sonora Canyon	1	Mesa, AZ	Feb. 2017	40,983	388 units	93%
Total Multifamily	13			929,691	5,163 units

Industrial:
HS Industrial Portfolio	38	Various(3)	Apr. 2017	405,930	5,972 sq. ft.	97%
Stockton	1	Stockton, CA	Feb. 2017	32,751	878 sq. ft.	87%
Total Industrial	39			438,681	6,850 sq. ft.

Hotel:
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	65,321	236 rooms	85%
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	32,687	127 rooms	86%
Total Hotel	2			98,008	363 rooms

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	54,223	237 sq. ft.	95%
Total Retail	1			54,223	237 sq. ft.

Total Investments in Real Estate	55			$1,520,603

(1)     Purchase price is inclusive of acquisition-related costs.

(2)     The occupancy rate is as of June 30, 2017 for non-hotels. The occupancy rate for our hospitality investments is the average occupancy rate from the date of acquisition to June 30, 2017.

(3)	See property description below for geographical breakdown.

The following provides descriptions of select properties in our portfolio:

TA Multifamily Portfolio

On April 13, 2017, we acquired fee simple interests in six high quality multifamily properties totaling 2,514 units (the “TA Multifamily Portfolio”). The portfolio was acquired from an affiliate of TA Realty, a third party, for $432.6 million. The TA Multifamily Portfolio consists of a 32-floor high quality property in downtown Orlando and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

The acquisition of the TA Multifamily Portfolio was funded with cash on hand, which primarily consisted of proceeds from the Offering, and a $95.0 million draw on the Line of Credit. See “— Liquidity and Capital Resources” for further information regarding the Line of Credit.

HS Industrial Portfolio

On April 18, 2017, we acquired a fee simple interest in the HS Industrial Portfolio (the “HS Industrial Portfolio”), a six million square foot collection of predominantly infill industrial assets. The portfolio was acquired from an affiliate of High Street Realty Company (“Seller”), a third party, for $405.9 million. The HS Industrial Portfolio consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

The acquisition of the HS Industrial Portfolio was funded through a combination of cash on hand (which primarily consisted of proceeds from the Offering), a $5.0 million draw on the Line of Credit, and a $292.0 million loan to one of our subsidiaries. See “— Liquidity and Capital Resources” for further information regarding the HS Industrial Portfolio financing.

Emory Point

On May 2, 2017, we acquired a leasehold interest in Emory Point, a Class A+ multifamily property totaling 750 units and 124,000 square feet of walkable retail space in Atlanta, Georgia (“Emory Point”). The property was acquired from a third party for $201.6 million. Emory Point was recently constructed in 2015 and is located adjacent to Emory University and across the street from the Center for Disease Control and Prevention’s headquarters. The property’s immediate submarket has no new multifamily supply and the property is the only new multifamily projected delivered in the property’s immediate submarket since 2010.

The acquisition of Emory Point was funded through a combination of cash on hand (which primarily consisted of proceeds from the Offering) and a $130.0 million loan. See “— Liquidity and Capital Resources” for further information regarding the Emory Point financing.

Nevada West

On May 19, 2017, we acquired a fee simple interest in three newly constructed Class A multifamily properties totaling 972 units located in Las Vegas, Nevada (“Nevada West”). The properties were acquired from a third party for $171.0 million. Nevada West is highly amenitized with large units and rents 10% - 15% below comparable properties. We believe the Las Vegas residential market also benefits from attractive fundamentals with new housing supply 65% below the long term average while annual unemployment growth has averaged 3.7% since 2012 compared to 1.8% nationally.

The acquisition of Nevada West was funded through cash on hand (which primarily consisted of proceeds from the Offering).

Summary of Portfolio

The following charts further describe the diversification of our investments in real properties based on fair value as of June 30, 2017:

Property Type	Geography

The following chart outlines the allocation of our investments in real properties and real estate-related securities based on fair value as of June 30, 2017:

Asset Allocation

Investments in Real Estate-Related Securities

During the six months ended June 30, 2017, we made twelve investments in commercial mortgage backed securities (“CMBS”). The following table details our investments in CMBS as of June 30, 2017 ($ in thousands):

Number of Investments	Credit Rating(1)	Collateral	Weighted Average Coupon(2)	Face Amount	Cost Basis	Fair Value(3)
4	BBB	Office, Industrial, Hospitality	L+2.15%	$114,659	$114,659	$115,307
5	BB	Office, Hospitality, Multifamily	L+3.29%	150,899	150,942	151,800
3	B	Office, Multifamily	L+3.79%	24,313	24,313	24,442
12				$289,871	$289,914	$291,549

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.
(2)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate.
(3)	For details regarding affiliate relationships with respect to certain of our CMBS investments, see Note 5 to our consolidated financial statements.

The following charts further describe the diversification of our CMBS investments by credit rating and collateral type based on fair value as of June 30, 2017:

Credit Rating(1)	Collateral Type

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.

Subsequent to June 30, 2017, we purchased an aggregate of $213.2 million of floating-rate CMBS backed by hospitality-related and grocery-anchored retail collateral.

Rental and Hotel Revenue

The following table details our rental revenue and hotel revenue by segment ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Rental revenue
Multifamily	$14,036	$14,556
Industrial	6,260	6,619
Retail	934	953
Total rental revenue	21,230	22,128
Hotel revenue	3,748	5,174
Total rental and hotel revenue	$24,978	$27,302

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of June 30, 2017 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within twelve months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2017 (remainder)	5	$1,057	3%	311	5%
2018	21	5,955	16%	1,055	16%
2019	14	4,600	12%	811	12%
2020	14	2,974	8%	582	9%
2021	18	6,457	17%	1,309	20%
2022	14	4,772	13%	800	12%
2023	14	5,208	14%	951	14%
2024	7	1,250	3%	140	2%
2025	7	2,679	7%	442	7%
2026	3	399	1%	58	1%
Thereafter	4	1,720	5%	189	3%
Total	121	$37,071	100%	6,648	100%

(1)

Annualized base rent is determined from the annualized June 2017 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Hotel Metrics

The following table details the average daily rate and the revenue per available room (“RevPAR”) for our hotel properties for the period of ownership during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Property	Average Daily Rate	RevPAR	Average Daily Rate	RevPAR
Hyatt Place UC Davis	$184	$162	$168	$144
Hyatt Place San Jose Downtown	$261	$215	$261	$222

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our consolidated financial statements.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues
Rental revenue	$21,230	$22,128
Tenant reimbursement income	2,206	2,273
Hotel revenue	3,748	5,174
Other revenue	1,155	1,208
Total revenues	28,339	30,783
Expenses
Rental property operating	9,389	9,694
Hotel operating	2,109	2,949
General and administrative	1,567	4,253
Performance participation allocation	5,241	5,241
Depreciation and amortization	23,696	24,786
Total expenses	42,002	46,923
Other income (expense)
Income from real estate-related securities	2,543	3,409
Interest income	117	382
Interest expense	(5,541)	(5,547)
Other expense	(28)	(28)
Total other (expense) income	(2,909)	(1,784)
Income before income tax	(16,572)	(17,924)
Income tax expense	(129)	(44)
Net loss	$(16,701)	$(17,968)

From March 2, 2016 (date of our initial capitalization) through June 30, 2016, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The registration statement for the Offering was declared effective by the SEC on August 31, 2016. We commenced selling shares in October 2016 and broke escrow on January 1, 2017. As such, comparative results have not been presented.

Total Revenues

During the three and six months ended June 30, 2017, total revenues were $28.3 million and $30.8 million, respectively, driven primarily by rental income and hotel revenue from our investments in real property.

Rental Property and Hotel Operating Expenses

During the three and six months ended June 30, 2017, rental property and hotel operating expenses were $11.5 million and $12.6 million, respectively, driven primarily by our investments in real property.

General and Administrative Expenses

During the three and six months ended June 30, 2017, general and administrative expenses were $1.6 million and $4.3 million, respectively, and consisted primarily of legal fees, accounting fees, transfer agent fees, other professional services fees, and expenses related to unconsummated acquisitions we are no longer pursuing. Additionally, during the six months ended June 30, 2017, we incurred $1.8 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations.

Performance Participation Allocation

During both the three and six months ended June 30, 2017, the performance participation allocation was $5.2 million as a result of the total return being greater than the 5% hurdle amount. Such amount was allocated to the Special Limited Partner.

Depreciation and Amortization

During the three and six months ended June 30, 2017, depreciation and amortization expenses were $23.7 million and $24.8 million, respectively, driven by depreciation and amortization on our investments in real property.

Income from Real Estate-Related Securities

During the three and six months ended June 30, 2017, income from real estate-related securities was $2.5 million and $3.4 million, respectively, which consisted of the interest income and mark-to-market gains, partially offset by a realized loss on our investments in real estate-related securities.

Interest Income

During the three and six months ended June 30, 2017, interest income was $0.1 million and $0.3 million, respectively, which consisted of the interest earned on the cash deposited in a money market account.

Interest Expense

During both the three and six months ended June 30, 2017, interest expense was $5.5 million, which consisted of the interest expense incurred on our mortgage notes, term loan, revolving credit facility, affiliate line of credit and borrowings under our repurchase agreements.

Income Tax Expense

During the three and six months ended June 30, 2017, the income tax expense of $0.1 million and $44 thousand related to the Hyatt Place UC Davis and Hyatt Place San Jose Downtown taxable REIT subsidiaries.

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net loss	$(16,701)	$(17,968)
Adjustments:
Real estate depreciation and amortization	23,696	24,786
Funds from Operations	$6,995	$6,818

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

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Funds from Operations	$6,995	$6,818
Adjustments:
Straight-line rental income	(549)	(567)
Amortization of above- and below-market lease intangibles	(337)	(365)
Amortization of below-market and prepaid ground lease intangible	60	77
Organization costs	—	1,838
Unrealized gains from changes in the fair value of financial instruments	(882)	(1,607)
Amortization of restricted stock awards	29	52
Performance participation allocation	5,241	5,241
Adjusted Funds from Operations	$10,557	$11,487

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2017
Investments in real property	$1,550,325
Investments in real estate-related securities	291,549
Cash and cash equivalents	31,296
Restricted cash	92,861
Other assets	9,996
Debt obligations	(930,436)
Subscriptions received in advance	(88,657)
Other liabilities	(36,250)
Accrued performance participation allocation	(5,241)
Stockholder servicing fees payable the following month(1)	(516)
Net Asset Value	$914,927
Number of outstanding shares	88,930

(1)

Stockholder servicing fees only apply to Class S, Class D, and Class T shares. See Reconciliation of Stockholders’ Equity to NAV for an explanation of the difference between the $516 thousand accrued for purposes of our NAV and the $53.4 million accrued under U.S. GAAP.

NAV Per Share	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Total
Monthly NAV	$734,552	$178,015	$2,227	$133	$914,927
Number of outstanding shares	71,382	17,318	217	13	88,930
NAV Per Share	$10.2904	$10.2791	$10.2648	$10.1721

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2017 valuations, based on property types. Once we own more than one retail property we will include the key assumptions for this property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.8%
Industrial	7.2%	6.8%
Hospitality	9.8%	9.5%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hospitality Investment Values

Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.0%
(weighted average)	0.25% increase	(1.8%)	(1.8%)	(0.9%)

Exit Capitalization Rate	0.25% decrease	+2.8%	+2.4%	+1.9%
(weighted average)	0.25% increase	(2.6%)	(2.2%)	(1.8%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2017
Stockholders’ equity under U.S. GAAP	$800,450
Adjustments:
Accrued stockholder servicing fee	52,869
Organization and offering costs	8,720
Unrealized real estate appreciation	28,390
Accumulated depreciation and amortization	24,498
NAV	$914,927

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class D and Class T shares. Under GAAP we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold the Class S, Class D, and Class T shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

-

The Adviser has agreed to advance organization and offering costs on our behalf through December 31, 2017. Such costs will be reimbursed to the Adviser pro rata over sixty months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over sixty months.

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

 Distributions

The following table summarizes our distributions declared during the three and six months ended June 30, 2017 ($ in thousands). From March 2, 2016 (date of our initial capitalization) through June 30, 2016, we had not commenced our principal operations and as such, no distributions were made during this period.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$2,801	31%	$3,188	31%
Reinvested in shares	6,150	69%	7,082	69%
Total distributions	$8,951	100%	$10,270	100%

Sources of Distributions
Cash flows from operating activities	$8,951	100%	$10,270	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$8,951	100%	$10,270	100%

Cash flows from operating activities	$17,911		$19,484
Funds from Operations	$6,995		$6,818

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

The following is a summary of our indebtedness as of June 30, 2017 ($ in thousands):

Indebtedness	Interest Rate(1)	Maturity Dates(2)(3)	Maximum Facility Size	Principal Balance
Loans secured by our properties:
TA Multifamily (excluding 55 West)	3.76%	6/1/2024	N/A	$211,249
Industrial Properties - Term Loan	L+2.10%	6/1/2022	N/A	146,000
Industrial Properties - Revolving Credit Facility	L+2.10%	6/1/2022	$ 146,000	146,000
Emory Point	3.66%	5/5/2024	N/A	130,000
55 West (part of TA Multifamily Portfolio)	L+2.18%	5/9/2022	N/A	63,600
Sonora Canyon	3.76%	6/1/2024	N/A	26,455
Total loans secured by our properties				723,304

Repurchase agreement borrowings:
Citi MRA	L+1.35% - L+1.60%	7/17/17 - 8/30/2017	N/A	153,567
RBC MRA	L+1.25% - L+1.45%	7/28/2017	N/A	16,016
Total repurchase agreement borrowings				169,583

Line of credit	L+2.25%	1/23/2018	250,000	43,708
Total indebtedness				$936,595

(1)

The term “L” refers to (i) the one-month U.S. dollar-denominated London Interbank Offer Rate with respect to the Line of Credit, Revolving Credit Facility, and Term Loan, and (ii) the three-month U.S. dollar-denominated London Interbank Offer Rate with respect to the Repurchase agreement borrowings.

(2)	The 55 West mortgage has an initial maturity date of May 9, 2019 and we, at our sole discretion, have three one-year extension options.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in July 2017 into new three-month contracts with a maturity date of October 2017.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of August 11, 2017, we received net proceeds of $1.1 billion from the sale of an aggregate of 110,469,787 shares of our common stock (consisting of 88,132,022 Class S shares, 20,584,019 Class I shares, 635,802 Class D shares, and 1,117,944 Class T shares). The Company intends to continue selling shares in the Offering on a monthly basis.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

Six Months Ended June 30, 2017
Cash flows provided by operating activities	$19,484
Cash flows used in investing activities	(1,794,668)
Cash flows provided by financing activities	1,899,141
Net increase in cash and cash equivalents and restricted cash	$123,957

Cash flows provided by operating activities were $19.5 million during the six months ended June 30, 2017 primarily as a result of cash flows from the operations of the investments in our portfolio and interest income on our investments in real estate-related securities.

Cash flows used in investing activities were $1.8 billion during the six months ended June 30, 2017 driven primarily by our acquisitions of real estate investments of $1.5 billion and purchase of real estate-related securities of $300.0 million.

Cash flows provided by financing activities were $1.9 billion during the six months ended June 30, 2017 primarily due to the $884.5 million of net proceeds we received from the issuance of our common stock and $936.6 million of net borrowings under our mortgage notes, term loan, affiliate line of credit, and repurchase agreements.

From March 2, 2016 (date of our initial capitalization) through June 30, 2016, we had not commenced our principal operations and as such, comparative results have not been analyzed.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2017 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organizational and offering costs	$8,720	$872	$3,488	$3,488	$872

Ground leases	14,308	239	478	478	13,113

Indebtedness (1)	1,094,818	240,134	51,133	342,324	461,227
	.
Total	$1,117,846	$241,245	$55,099	$346,290	$475,212

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at June 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. As of June 30, 2017, the outstanding principal balance of our variable rate indebtedness was $568.9 million and consisted of mortgage notes, a term loan, a revolving credit facility, an affiliate line of credit, and repurchase agreements.

Our mortgage loans, term loan, revolving credit facility, and affiliate line of credit are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For both the three and six months ended June 30, 2017, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $452 thousand.

Our repurchase agreements are variable rate and indexed to three-month U.S. Dollar denominated LIBOR. For both the three and six months ended June 30, 2017, a 10% increase in the three-month U.S. Dollar denominated LIBOR rate would have resulted in increased interest expense of $19 thousand.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of fixed rate financings or the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

Investments in real estate-related securities

As of June 30, 2017, our investments in real estate-related securities consisted of $291.5 million of CMBS. Our CMBS investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the three and six months ended June 30, 2017, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $182 thousand and $196 thousand, respectively.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in CMBS is unknown. As of June 30, 2017, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $29.2 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Offering Proceeds

On August 31, 2016, our Registration Statement on Form S-11 (File No. 333-213043) covering the Offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act. Amendment No. 4 to our Registration Statement was declared effective under the Securities Act on April 14, 2017. The initial offering price of each class of our common stock was $10.00 per share, plus applicable selling commissions and dealer manager fees. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2017, the following is certain information about the Offering and use of proceeds therefrom ($ in thousands):

	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Total
Offering proceeds:
Shares sold	71,382,151	17,291,740	216,570	13,460	88,903,921
Gross offering proceeds	$720,051	$172,545	$2,165	$140	894,901
Selling commissions and dealer manager fees	(8,607)	—	—	(5)	(8,612)
Accrued stockholder servicing fees	(2,005)	—	(1)	—	(2,006)
Other offering costs	—	—	—	—	—
Net offering proceeds	$709,439	$172,545	$2,164	$135	$884,283
Use of offering proceeds:
Acquisitions of real estate					(1,509,640)
Borrowings from mortgage notes, term loan, and revolving credit facility					723,304
Borrowings under affiliate line of credit					178,208
Payment of deferred financing costs					(8,742)
Purchase of real estate-related securities					(300,040)
Proceeds from settlement of real estate-related securities					16,596
Borrowings under repurchase agreements					182,154
Repayments of borrowings					(147,071)
Distributions to stockholders					(1,917)
Pre-acquisition costs					(1,123)
Working capital					15,284
Cash and cash equivalents					$31,296

Share Repurchases

During the three months ended June 30, 2017, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1

Second Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017)

4.1	Share Repurchase Plan

10.1

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of TA Realty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

10.2

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of High Street Realty Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 11, 2017	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)