Form 10-Q
period 2017-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2017-11-13
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 13, 2017, there were 117,771,673 outstanding shares of Class S common stock, 27,873,679 outstanding shares of Class I common stock, 2,981,473 outstanding shares of Class D common stock, and 4,315,936 outstanding shares of Class T common stock.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and for the Three Months ended September 30, 2016 and the Period March 2, 2016 (date of initial capitalization) through September 30, 2016	2

	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2017	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and for the Period March 2, 2016 (date of initial capitalization) through September 30, 2016	4

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II.	OTHER INFORMATION	39

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41

ITEM 4.	MINE SAFETY DISCLOSURES	41

ITEM 5.	OTHER INFORMATION	41

ITEM 6.	EXHIBITS	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Investments in real estate, net	$2,234,133	$—
Investments in real estate-related securities	644,371	—
Cash and cash equivalents	30,820	200
Restricted cash	105,881	—
Intangible assets, net	88,510	—
Other assets	23,754	—
Total assets	$3,127,469	$200
Liabilities and Equity
Mortgage notes, term loan, and revolving credit facility, net	$1,155,391	$—
Repurchase agreements	478,455	—
Affiliate line of credit	122,676	—
Due to affiliates	101,983	86
Subscriptions received in advance	98,435	—
Accounts payable, accrued expenses, and other liabilities	58,103	29
Total liabilities	$2,015,043	$115

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 98,779,308 and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	988	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 2,208,763 and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	22	—
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 1,225,700 and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	12	—
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 23,277,430 and 20,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	233	—
Additional paid-in capital	1,177,444	200
Accumulated deficit and cumulative distributions	(75,129)	(115)
Total stockholders' equity	1,103,570	85
Non-controlling interests	8,856	—
Total equity	1,112,426	85
Total liabilities and equity	$3,127,469	$200

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 2, 2016 (date of initial capitalization) through September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$33,599	$—	$55,727	$—
Tenant reimbursement income	3,230	—	5,503	—
Hotel revenue	9,874	—	15,048	—
Other revenue	2,201	—	3,409	—
Total revenues	48,904	—	79,687	—
Expenses
Rental property operating	15,938	—	25,632	—
Hotel operating	6,668	—	9,617	—
General and administrative	1,716	—	5,969	—
Management fee	3,712	—	3,712	—
Performance participation allocation	5,711	—	10,952	—
Depreciation and amortization	40,359	—	65,145	—
Total expenses	74,104	—	121,027	—
Other income (expense)
Income from real estate-related securities	4,026	—	7,435	—
Interest income	36	—	418	—
Interest expense	(10,866)	—	(16,413)	—
Other expenses	(27)		(55)
Total other (expense) income	(6,831)	—	(8,615)	—
Net loss before income tax	(32,031)	—	(49,955)	—
Income tax benefit	184	—	140	—
Net loss	$(31,847)	$—	$(49,815)	$—
Net loss attributable to non-controlling interests	$122	$—	$122	$—
Net loss attributable to BREIT stockholders	$(31,725)	$—	$(49,693)	$—
Net loss per share of common stock — basic and diluted	$(0.28)	$—	$(0.66)	$—
Weighted-average shares of common stock outstanding, basic and diluted	112,585,463	20,000	75,771,929	20,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common	Common	Common	Common	Additional	Deficit and	Total
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	Non-controlling	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Interests	Equity
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$85

Common stock issued	978	22	12	230	1,262,811	—	1,264,053	—	1,264,053

Offering costs	—	—	—	—	(98,938)	—	(98,938)	—	(98,938)

Distribution reinvestment	10	—	—	3	13,481	—	13,494	—	13,494

Common stock repurchased	—	—	—	—	(187)	—	(187)	—	(187)

Amortization of restricted stock grants	—	—	—	—	77	—	77	—	77

Net loss	—	—	—	—	—	(49,693)	(49,693)	(122)	(49,815)

Distributions declared on common stock	—	—	—	—	—	(25,321)	(25,321)	—	(25,321)

Contributions from non-controlling interests	—	—	—	—	—	—	—	8,978	8,978

Balance at September 30, 2017	$988	$22	$12	$233	$1,177,444	$(75,129)	$1,103,570	$8,856	$1,112,426

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2017	For the Period March 2, 2016 (date of initial capitalization) through September 30, 2016
Cash flows from operating activities:
Net loss	$(49,815)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,145	—
Unrealized gain on changes in fair value of financial instruments	(993)	—
Realized loss on settlement of real estate-related securities	177	—
Straight-line rent adjustment	(1,118)	—
Amortization of above- and below-market lease intangibles	(792)	—
Amortization of below-market and prepaid ground lease intangibles	156	—
Amortization of deferred financing costs	771	—
Amortization of restricted stock grants	77	—
Bad debt expense	709	—
Change in assets and liabilities:
(Increase) / decrease in other assets	(10,824)	—
Increase / (decrease) in due to affiliates	18,523	—
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	22,244	—
Net cash provided by operating activities	44,260	—
Cash flows from investing activities:
Acquisitions of real estate	(2,245,885)	—
Capital improvements to real estate	(3,290)	—
Pre-acquisition costs	(9,201)	—
Purchase of real estate-related securities	(660,151)	—
Proceeds from settlement of real estate-related securities	16,596	—
Net cash used in investing activities	(2,901,931)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,264,053	—
Offering costs paid	(15,388)	—
Subscriptions received in advance	98,435	—
Repurchase of common stock	(187)	—
Borrowings from mortgage notes, term loan, and revolving credit facility	1,055,913	—
Borrowings under repurchase agreements	491,026	—
Settlement of repurchase agreements	(12,571)	—
Borrowings from affiliate line of credit	617,650	—
Repayments on affiliate line of credit	(495,150)	—
Payment of deferred financing costs	(12,384)	—
Contributions from non-controlling interests	8,978	—
Distributions	(6,203)	—
Net cash provided by financing activities	2,994,172	—
Net change in cash and cash equivalents and restricted cash	136,501	—

Cash and cash equivalents and restricted cash, beginning of period	$200	$200
Cash and cash equivalents and restricted cash, end of period	$136,701	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$30,820	$200
Restricted cash	105,881	—
Total cash and cash equivalents and restricted cash	$136,701	$200

See accompanying notes to consolidated financial statements.

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$107,369	—
Assumption of other liabilities in conjunction with acquisitions of real estate	$17,093	—
Accrued capital expenditures and acquisition related costs	$314	—
Accrued pre-acquisition costs	$905	—
Accrued distributions	$5,624	—
Accrued stockholder servicing fee due to affiliate	$75,998	—
Accrued offering costs due to affiliate	$7,552	—
Distribution reinvestment	$13,494	—
Accrued deferred financing costs	$307	—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, invest in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of January 1, 2017, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of September 30, 2017, the Company issued and sold 125,491,201 shares of the Company’s common stock (consisting of 98,779,308 Class S shares, 23,277,430 Class I shares, 1,225,700 Class D shares, and 2,208,763 Class T shares). The Company intends to continue selling shares on a monthly basis.

As of September 30, 2017, the Company owned 18 investments in real estate and had 24 positions in commercial mortgage-backed securities (“CMBS”). The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Financial results by segment are reported in Note 14 — Segment Reporting.

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

The accompanying consolidated financial statements include the accounts of the Company, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

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

Restricted Cash

As of September 30, 2017, restricted cash primarily consists of $98.4 million of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

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

The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations. The amortization of below-market and pre-paid ground leases are recorded as an adjustment to Rental Property Operating or Hotel Operating Expenses, as applicable, on the Company’s Consolidated Statements of Operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building- and land improvements	10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles	Over lease term

Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Repairs and maintenance are expensed to operations as incurred and are included in Rental Property Operating and Hotel Operating Expenses on the Company’s Consolidated Statements of Operations.

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell. During the periods presented, no such impairment occurred.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loan are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s revolving credit facility and affiliate line of credit are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value. As such, the resulting gains and losses are recorded as a component of Income from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.

Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of September 30, 2017, the Company’s $644.4 million of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at fair value. As of September 30, 2017, the Company’s investments in real estate-related securities consisted of CMBS, which are mortgage-related fixed income securities. Mortgage-related securities are usually issued as separate tranches, or classes, of securities within each deal. The Company generally determines the fair value of its CMBS by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for mortgage-related securities such as CMBS usually consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

The fair value of the Company’s mortgage notes, term loan, and revolving credit facility, repurchase agreements, and affiliate line of credit all approximate their carrying value.

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant leases at the Company’s industrial, multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.

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

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. As of September 30, 2017, the Company recorded a deferred tax asset of $246 thousand due to its hotel investments and recorded such amount as a tax benefit within Income Tax Benefit on the Company’s Consolidated Statements of Operations.

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of General and Administrative Expense on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

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

As of September 30, 2017, the Adviser and its affiliates had incurred organization and offering costs on the Company’s behalf of $9.4 million, consisting of offering costs of $7.6 million and organization costs of $1.8 million. Such costs became the Company’s liability on January 1, 2017, the date as of which the proceeds from the Offering were released from escrow. These organization and offering costs were recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheet as of September 30, 2017.

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

There is no stockholder servicing fee with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of September 30, 2017, the Company had accrued $76.0 million of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of September 30, 2017, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is taking inventory of its revenue streams and performing a detailed review of the related contracts to determine the impact of this standard on the Company’s consolidated financial statements. The majority of the Company’s revenue is derived from tenant leases at multifamily, industrial and retail properties. As such the adoption of ASU 2014-09 will not have an impact on both the Rental Revenue and Tenant Reimbursement Income revenue streams. However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See below for a further description of the expected impact the new leasing standard may have on the Company. The Company is finalizing its assessment of the expected impact ASU 2014-09 will have on its performance obligations related to the revenue components at the Company’s hotel properties. Due to the fact that the Company’s hotel properties are select service hotels whereby the customer is generally allowed to cancel their reservation within a certain period of time, the Company does not expect the adoption of ASU 2014-09 to have a material impact on the revenue recognition policy for the Company’s hotel properties.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on the Company’s consolidated financial statements from both a lessor and lessee standpoint. Under the new leasing standard lessor accounting remains substantially the same as current GAAP. However, the classification of certain lease and non-lease components, such as tenant reimbursement income for real estate taxes and insurance, may change but will not impact total revenue. The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on the Company’s consolidated balance sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

September 30, 2017
Building and building improvements	$1,850,698
Land and land improvements	367,012
Furniture, fixtures and equipment	40,364
Total	2,258,074
Accumulated depreciation	(23,941)
Investments in real estate, net	$2,234,133

During the nine months ended September 30, 2017, the Company acquired interests in 18 real estate investments, which were comprised of 50 industrial, 27 multifamily, 7 hotel, and 1 retail property. As of December 31, 2016, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the nine months ended September 30, 2017 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price(1)
Hyatt Place UC Davis(2)	100%	1	Davis, CA	Hotel	Jan. 2017	$32,687
Sonora Canyon	100%	1	Mesa, AZ	Multifamily	Feb. 2017	40,983
Stockton	100%	1	Stockton, CA	Industrial	Feb. 2017	32,751
Bakers Centre	100%	1	Philadelphia, PA	Retail	Mar. 2017	54,223
TA Multifamily Portfolio	100%	6	Various(3)	Multifamily	Apr. 2017	432,593
HS Industrial Portfolio	100%	38	Various(4)	Industrial	Apr. 2017	405,930
Emory Point(2)	100%	1	Atlanta, GA	Multifamily(5)	May 2017	201,578
Nevada West	100%	3	Las Vegas, NV	Multifamily	May 2017	170,965
Hyatt Place San Jose Downtown	100%	1	San Jose, CA	Hotel	June 2017	65,321
Mountain Gate & Trails	100%	2	Las Vegas, NV	Multifamily	June 2017	83,572
Elysian West	100%	1	Las Vegas, NV	Multifamily	July 2017	107,027
Florida Select-Service 4-Pack	100%	4	Tampa & Orlando, FL	Hotel	July 2017	58,973
Hyatt House Downtown Atlanta	100%	1	Atlanta, GA	Hotel	Aug. 2017	35,332
Harbor 5	100%	5	Dallas, TX	Multifamily	Aug. 2017	146,161
Gilbert Multifamily	90%	2	Gilbert, AZ	Multifamily	Sept. 2017	147,039
Domain & GreenVue Multifamily	100%	2	Dallas, TX	Multifamily	Sept. 2017	134,452
Fairfield Industrial	100%	11	Fairfield, NJ	Industrial	Sept. 2017	74,283
ACG II Multifamily Portfolio	94%	4	Various (6)	Multifamily	Sept. 2017	148,038
		85				$2,371,908

(1)	Purchase price is inclusive of acquisition related costs.
(2)

The Hyatt Place UC Davis and Emory Point are subject to a ground lease. The Emory Point ground lease was prepaid by the seller and is recorded as a component of Intangible Assets on the Company’s Consolidated Balance Sheets.

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

(5)	Emory Point also includes 124,000 square feet of walkable retail space.
(6)	The ACG II Multifamily Portfolio consists of four garden style properties in Modesto, CA, Olympia, WA, Flagstaff, AZ and Gilbert, AZ.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2017 ($ in thousands):

	TA Multifamily Portfolio	HS Industrial Portfolio	Emory Point	Nevada West	All Other	Total
Building and building improvements	$337,889	$345,391	$171,709	$145,305	$847,905	$1,848,199
Land and land improvements	68,456	45,081	—	17,409	235,876	366,822
Furniture, fixtures and equipment	4,651	—	3,040	2,833	28,892	39,416
In-place lease intangibles	21,880	20,793	11,207	5,418	46,094	105,392
Below-market ground lease intangibles	—	—	—	—	4,683	4,683
Above-market lease intangibles	24	2,726	84	—	465	3,299
Below-market lease intangibles	(307)	(8,061)	(576)	—	(3,749)	(12,693)
Prepaid ground lease rent	—	—	16,114	—	—	16,114
Other intangibles	—	—	—	—	676	676
Total purchase price	$432,593	$405,930	$201,578	$170,965	$1,160,842	$2,371,908
Assumed mortgage notes(1)	—	—	—	—	108,971	108,971
Net purchase price	$432,593	$405,930	$201,578	$170,965	$1,051,871	$2,262,937

(1)

Includes assumed mortgage notes with an outstanding principal balance of $107.4 million and premium on mortgage notes of $1.6 million as of September 30, 2017. Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, below-market ground lease intangibles, above-market lease intangibles, below-market lease intangibles, prepaid ground lease rent and other intangibles of the properties acquired during the nine months ended September 30, 2017 were 3, 52, 6, 6, 71 and 4 years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

September 30, 2017
Intangible assets:
In-place lease intangibles	$104,735
Below-market ground lease intangibles	4,683
Above-market lease intangibles	3,299
Prepaid ground lease rent	16,114
Other	676
Total intangible assets	129,507
Accumulated amortization:
In-place lease amortization	(40,496)
Below-market ground lease amortization	(62)
Above-market lease amortization	(314)
Prepaid ground lease rent amortization	(94)
Other	(31)
Total accumulated amortization	(40,997)
Intangible assets, net	$88,510
Intangible liabilities:
Below-market lease intangibles	$12,693
Accumulated amortization	(1,106)
Intangible liabilities, net	$11,587

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2017 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Pre-paid Ground Lease Intangibles	Below-market Lease Intangibles
2017 (remaining)	$23,448	$22	$194	$57	$(743)
2018	20,145	89	722	227	(2,745)
2019	6,370	89	496	227	(2,060)
2020	5,264	89	473	227	(1,866)
2021	4,101	89	442	227	(1,617)
Thereafter	4,911	4,243	658	15,055	(2,556)
	$64,239	$4,621	$2,985	$16,020	$(11,587)

5. Investments in Real Estate-Related Securities

The following table details the Company’s investments in CMBS as of September 30, 2017 ($ in thousands):

Number of Investments	Credit Rating(1)	Collateral	Weighted Average Coupon(2)	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
5	BBB	Office, Hospitality, Industrial, Retail	L+2.16%	4/28/2030	$132,034	$132,034	$132,363
11	BB	Hospitality, Office, Retail, Multifamily	L+3.22%	4/5/2034	333,578	333,466	333,777
8	B	Hospitality, Office, Multifamily	L+4.12%	11/30/2032	177,950	177,878	178,231
24					$643,562	$643,378	$644,371

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.
(2)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of September 30, 2017, three-month LIBOR was equal to 1.3%.

As of September 30, 2017, the Company’s investments in real estate-related securities included 11 CMBS with a total cost basis of $369.3 million collateralized by properties owned by Blackstone-advised investment vehicles and three CMBS with a total cost basis of $63.5 million collateralized by a loan originated by a Blackstone-advised investment vehicle. Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by Blackstone and its affiliates (including the Company) represented no more than a 49% participation in any individual tranche. The Company acquired its minority participation interests from third-party investment banks on market terms negotiated by the majority third-party investors. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing, or have an interest in a different part of the capital structure related to such CMBS. For the three and nine months ended September 30, 2017, the Company recorded interest income of $3.1 million and $4.3 million, respectively, related to its investments in such CMBS. Such amounts were reported as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.

As described in Note 2, the Company classifies its investments in real estate-related securities as trading and records these investments at fair value in Real Estate-Related Securities on the Company’s Consolidated Balance Sheets. During the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $0.6 million and an unrealized gain of $1.0 million, respectively, as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations. During the nine months ended September 30, 2017, one of the Company’s CMBS investments was repaid and the Company recorded a realized loss of $0.2 million as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations. The Company did not sell any securities during the three and nine months ended September 30, 2017.

6. Mortgage Notes, Term Loan, and Revolving Credit Facility

The following is a summary of the mortgage notes, term loan, and revolving credit facility secured by the Company’s properties as of September 30, 2017 ($ in thousands):

Property	Interest Rate(1)	Maturity Dates	Principal Balance	Amortization Period	Prepayment Provisions(2)
TA Multifamily (excluding 55 West)	3.76%	6/1/2024	$211,249	Interest Only	Yield Maintenance
Industrial Properties - Term Loan	L+2.10%	6/1/2022	146,000	Interest Only	Spread Maintenance
Industrial Properties - Revolving Credit Facility	L+2.10%	6/1/2022	146,000	Interest Only	None
Emory Point	3.66%	5/5/2024	130,000	Interest Only(4)	Yield Maintenance
Nevada West	3.75%	9/1/2024	121,380	Interest Only	Yield Maintenance
Elysian West	3.77%	9/1/2024	75,400	Interest Only	Yield Maintenance
55 West (part of TA Multifamily Portfolio)	L+2.18%	5/9/2022(3)	63,600	Interest Only	Spread Maintenance
Mountain Gate & Trails	3.75%	9/1/2024	59,985	Interest Only	Yield Maintenance
Gilbert Vistara	4.09%	10/1/2028	48,129	Interest Only	Yield Maintenance
Gilbert Redstone	4.92%	4/10/2029	40,484	Interest Only(5)	Yield Maintenance
ACG II - Highlands	3.62%	10/1/2024	27,715	Interest Only	Yield Maintenance
Sonora Canyon	3.76%	6/1/2024	26,455	Interest Only	Yield Maintenance
ACG II - Brooks Landing	4.60%	10/6/2025	24,500	Interest Only	Yield Maintenance
ACG II - Woodlands	4.83%	3/6/2024	23,485	Interest Only(5)	Yield Maintenance
ACG II - Sterling Pointe	5.36%	1/6/2024	18,900	Interest Only(5)	Yield Maintenance
Total principal balance			1,163,282
Deferred financing costs, net			(9,493)
Premium on assumed debt, net			1,602
Mortgage notes, term loan, and revolving credit facility, net			$1,155,391

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2017, one-month LIBOR was equal to 1.2%.
(2)

Yield and spread maintenance provisions require the borrower to pay a premium to the lender in an amount that would allow the lender to attain the yield or spread assuming the borrower had made all payments until maturity.

(3)	The 55 West mortgage has an initial maturity date of May 9, 2019 and the Company, at its sole discretion, has three one-year extension options.
(4)	Interest only payments required for the first 60 months of the mortgage and principal and interest payments required for the final 24 months.
(5)	Principal and interest payments are required for Gilbert Redstone, ACG II-Woodlands, and ACG II-Sterling Point beginning September 2021, February 2019, and January 2018, respectively.

The following table presents the future principal payments due under the Company’s mortgage notes, term loan, and revolving credit facility as of September 30, 2017 ($ in thousands):

Year	Amount
2017 (remaining)	$—
2018	227
2019	510
2020	622
2021	834
Thereafter	1,161,089
Total	$1,163,282

7. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) to provide the Company with additional financing capacity secured by the Company’s $644.4 million of investments in real estate-related securities. The terms of the Citi MRA, RBC MRA, and BAML MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. As of September 30, 2017, the Company did not have any outstanding borrowings under the BAML MRA.

The following table is a summary of our repurchase agreements as of September 30, 2017 ($ in thousands):

Facility	Interest Rate(1)	Maturity Dates(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
Citi MRA	L+1.25% - L+1.70%	10/16/2017 - 12/28/2017	CMBS	$580,899	$429,294	None
RBC MRA	L+1.25% - L+1.45%	10/20/2017	CMBS	63,472	49,161	None
				$644,371	$478,455

(1)	The term “L” refers to the three-month LIBOR. As of September 30, 2017, three-month LIBOR was equal to 1.3%
(2)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in October 2017 into new three, nine, or twelve month contracts.
(3)	Represents the fair value of the Company’s investments in real estate-related securities.

8. Affiliate Line of Credit

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 23, 2018, and may be extended for up to 12 months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated LIBOR, which was 1.2% as of September 30, 2017. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of September 30, 2017, the Company had $122.7 million in borrowings outstanding under the Line of Credit.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2017	December 31, 2016
Pre-acquisition costs	$10,106	—
Prepaid expenses	3,267	—
Receivables	3,143	—
Deferred financing costs, net	2,426	—
Straight-line rent receivable	1,118	—
Other	3,694	—
Total	$23,754	$—

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes payable	$15,867	$—
Intangible liabilities, net	11,587	—
Accounts payable and accrued expenses	9,501	—
Tenant security deposits	5,685	—
Distribution payable	5,624	—
Accrued interest expense	4,397	—
Prepaid rental income	4,098	—
Other	1,344	29
Total	$58,103	$29

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

As of September 30, 2017, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	500,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Total	2,100,000

Common Stock

As of September 30, 2017, the Company had sold 125.5 million shares of its common stock in the Offering for aggregate net proceeds of $1.3 billion. The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Nine Months Ended September 30, 2017
	Class S	Class T	Class D	Class I	Total
Beginning balance	—	—	—	20	20
Common stock issued	97,801	2,206	1,221	22,932	124,160
Distribution reinvestment	993	3	5	313	1,314
Common stock repurchased	(15)	—	—	(4)	(19)
Directors’ restricted stock grant(1)	—	—	—	16	16
Ending balance	98,779	2,209	1,226	23,277	125,491

(1)	The directors’ restricted stock grant represents 25% of the annual compensation paid to the independent directors. The grant is amortized over the service period of such grant.

Share Repurchase Plan

We have adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that we repurchase all or any portion of their shares. For the nine months ended September 30, 2017, we repurchased 18,921 shares of common stock. We had no unfulfilled repurchase requests during the nine months ended September 30, 2017.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2017 ($ in thousands, except share and per share data):

	Class S	Class I	Class D	Class T
Aggregate distributions declared per share of common stock	$0.3245	$0.3245	$0.2471	$0.2030
Stockholder servicing fee per share of common stock	(0.0598)	—	(0.0108)	(0.0289)
Net distributions declared per share of common stock	$0.2647	$0.3245	$0.2363	$0.1741

11. Related Party Transactions

Management Fee and Performance Participation Allocation

On August 7, 2017, the Company renewed the advisory agreement between the Company, BREIT OP and the Adviser for an additional one-year period ending August 31, 2018. The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser’s management fee waiver period expired on June 30, 2017. During the three months ended September 30, 2017, the Company accrued $3.7 million of management fees, which is included in Due to Affiliates on the Company’s Consolidated Balance Sheets. The Adviser has currently elected to receive the management fee in shares of the Company’s common stock and during October 2017 the Adviser was issued 355 thousand Class I shares as payment for the $3.7 million management fee accrued as of September 30, 2017.

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the nine months ended September 30, 2017, the Company had recognized $11.0 million of Performance Participation Allocation Expense in the Company’s Consolidated Statement of Operations.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2017	December 31, 2016
Accrued stockholder servicing fee	$75,998	$—
Performance participation allocation	10,952	—
Advanced organization and offering costs	9,389	—
Accrued management fee	3,712	—
Accrued affiliate service provider expenses	1,797	—
Advanced expenses	135	86
Total	$101,983	$86

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of September 30, 2017, the Company accrued $76.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Adviser advanced $9.4 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2017. Such amounts will be reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage BRE Hotels and Resorts, a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide day-to-day operational and management services (including revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s hotel properties. The Company currently estimates the cost for such services to be approximately $200 per key per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and nine months ended September 30, 2017, the Company incurred $38 thousand and $53 thousand, respectively, of expenses due to BRE Hotels and Resorts for services incurred in connection with its investments and such amount is included in Hotel Operating expenses on the Company’s Consolidated Statements of Operations.

The Company has engaged and expects to continue to engage LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s multifamily properties. The Company currently estimates the cost for such services to be approximately $300 per unit per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and nine months ended September 30, 2017, the Company incurred $394 thousand and $464 thousand, respectively, of expenses due to LivCor for services incurred in connection with its investments and such amount is included in Rental Property Operating expenses on the Company’s Consolidated Statements of Operations. Additionally, as of September 30, 2017, the Company capitalized $600 thousand to Investments in Real Estate on the Company’s Consolidated Balance Sheets for transaction support services provided by LivCor.

The Company has engaged and expects to continue to engage Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide day-to-day operational and management services (including property management services, leasing, construction management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s office and industrial properties. The Company currently estimates the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the three and nine months ended September 30, 2017, the Company incurred $286 thousand and $757 thousand, respectively, of expenses due to EOM for services incurred in connection with its investments, and such amount is included in Rental Property Operating expenses in the Company’s Consolidated Statements of Operations. Additionally, as of September 30, 2017, the Company capitalized $20 thousand to Investments in Real Estate on the Company’s Consolidated Balance Sheets for transaction support services provided by EOM.

The Company has engaged and expects to continue to engage ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide day-to-day operational and management services (including property management services, leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s retail properties. The Company currently estimates the cost of such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the three and nine months ended September 30, 2017, the Company incurred $72 thousand and $142 thousand, respectively, of expenses due to ShopCore for services incurred in connection with its investments and such amount is included in Rental Property Operating expenses on the Company’s Consolidated Statements of Operations.

The Company expects to set up a management incentive plan for each transaction for which the Company engages BRE Hotels and Resorts, LivCor, EOM, or ShopCore for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams. During the nine months ended September 30, 2017, the Company has not paid or accrued any incentive fees to its affiliated service providers under such agreements.

Advanced expenses

The Adviser had advanced $135 thousand and $86 thousand of expenses on the Company’s behalf for general corporate services provided by unaffiliated third parties as of September 30, 2017 and December 31, 2016, respectively.

Other

Blackstone partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by the Company, Blackstone, and third parties. LNLS will not perform services in non-regulated states for the Company, unless in the context of a portfolio transaction that includes properties in rate-regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, when a third party is paying all or a material portion of the premium or in other scenarios where LNLS is not negotiating the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. During the nine months ended

September 30, 2017, the Company paid LNLS $160 thousand for title services related to two investments and such costs were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheet.

12. Commitments and Contingencies

As of September 30, 2017 and December 31, 2016, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

The Hyatt Place UC Davis is subject to a ground lease that expires in 2070. Pursuant to the ground lease, the Company will pay the landlord annual rent equal to the greater of (a) minimum base rent of $130 thousand (subject to certain periodic adjustments) or (b) 5% of room revenue reduced by a utility rebate equal to actual utility charges paid, capped at 2% of room revenue.

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

The following table details the Company’s contractual obligations and commitments with payments due subsequent to September 30, 2017 ($ in thousands):

Year	Future Commitments
2017 (remaining)	$60
2018	239
2019	239
2020	239
2021	239
Thereafter	13,233
Total	$14,249

13. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2017 (remaining)	$9,562
2018	37,139
2019	31,378
2020	28,275
2021	24,021
Thereafter	59,734
Total	$190,109

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

The following table sets forth the total assets by segment as of September 30, 2017 ($ in thousands):

September 30, 2017
Multifamily	$1,588,958
Industrial	524,988
Hotel	200,301
Retail	55,644
Real Estate-Related Securities	646,373
Other (Corporate)	111,205
Total assets	$3,127,469

The following table sets forth the financial results by segment for the three months ended September 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$24,911	$7,737	$—	$951	$—	$33,599
Tenant reimbursement income	964	2,036	—	230	—	3,230
Hotel revenue	—	—	9,874	—	—	9,874
Other revenue	2,182	7	—	12	—	2,201
Total revenues	28,057	9,780	9,874	1,193	—	48,904

Expenses:
Rental property operating	12,588	3,029	—	321	—	15,938
Hotel operating	—	—	6,668	—	—	6,668
Total expenses	12,588	3,029	6,668	321	—	22,606
Income from real estate-related securities	—	—	—	—	4,026	4,026
Segment net operating income	$15,469	$6,751	$3,206	$872	$4,026	$30,324

Depreciation and amortization	$32,606	$5,408	$1,862	$483	$—	$40,359

Other income (expense):
General and administrative						(1,716)
Management fee						(3,712)
Performance participation allocation						(5,711)
Interest income						36
Interest expense						(10,866)
Other expenses						(27)
Income tax benefit						184
Net loss						$(31,847)
Net loss attributable to non-controlling interests						122
Net loss attributable to BREIT stockholders						$(31,725)

The following table sets forth the financial results by segment for the nine months ended September 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$39,466	$14,357	$—	$1,904	$—	$55,727
Tenant reimbursement income	1,472	3,703	—	328	—	5,503
Hotel revenue	—	—	15,048	—	—	15,048
Other revenue	3,385	6	—	18	—	3,409
Total revenues	44,323	18,066	15,048	2,250	—	79,687

Expenses:
Rental property operating	19,473	5,664	—	495	—	25,632
Hotel operating	—	—	9,617	—	—	9,617
Total expenses	19,473	5,664	9,617	495	—	35,249
Income from real estate-related securities	—	—	—	—	7,435	7,435
Segment net operating income	$24,850	$12,402	$5,431	$1,755	$7,435	$51,873

Depreciation and amortization	$51,205	$9,852	$3,119	$969	$—	$65,145

Other income (expense):
General and administrative						(5,969)
Management fee						(3,712)
Performance participation allocation						(10,952)
Interest income						418
Interest expense						(16,413)
Other expenses						(55)
Income tax benefit						140
Net loss						$(49,815)
Net loss attributable to non-controlling interests						122
Net loss attributable to BREIT stockholders						$(49,693)

15. Subsequent Events

Acquisitions

Subsequent to September 30, 2017, the Company acquired an aggregate of $383.8 million of real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to multifamily, industrial, hotel, and retail properties.

Subsequent to September 30, 2017, the Company purchased an aggregate of $150.8 million of floating-rate CMBS.

Financing

On October 27, 2017, the Company entered into a $300.0 million revolving credit facility with Citi Bank, N.A. (the “Citi Line of Credit”). The Citi Line of Credit is currently secured by certain of the Company’s hotel investments. Borrowings under the Citi Line of Credit will accrue interest at a rate of LIBOR plus 2.25%. The initial maturity date of the Citi Line of Credit is October 26, 2018, and the Company has two one year extension options. As of November 13, 2017, the Company has not drawn any funds under the Citi Line of Credit.

Status of the Offering

As of November 13, 2017, the Company had sold an aggregate of 152,942,761 shares of its common stock (consisting of 117,771,673 Class S shares, 4,315,936 Class T shares, 2,981,473 Class D shares, and 27,873,679 Class I shares) in the Offering resulting in net proceeds of $1.5 billion to the Company as payment for such shares.

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

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of January 1, 2017, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis. As of November 13, 2017, we had received net proceeds of $1.5 billion from selling an aggregate of 152,942,761 shares of our common stock (consisting of 117,771,673 Class S shares, 4,315,936 Class T shares, 2,981,473 Class D shares, and 27,873,679 Class I shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class I, Class D, and Class T units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”.

We own one property in Houston, nine properties in Florida, and one property in Atlanta. Our assets remain operational with no material damage from the hurricanes that hit the U.S. at the end of August and in the beginning of September 2017. We expect to incur some non-budgeted expenses related to minor repairs and cleanup.  We expect these costs to have an immaterial impact on our NAV and results from operations.

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

Portfolio

Acquisitions of Real Estate

During the nine months ended September 30, 2017, we invested $2.4 billion in real estate investments consisting of 79 wholly-owned properties and 6 properties through two joint ventures. The following table provides information regarding our portfolio of real properties as of September 30, 2017:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Acquisition Price (in thousands)(2)	Sq. Feet (in thousands)/ Number of Rooms/Units	Occupancy Rate(3)
Multifamily:
TA Multifamily Portfolio	6	Various(4)	Apr. 2017	100%	$432,593	2,514 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	201,578	750 units	100%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	170,965	972 units	92%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	147,039	748 units	93%
ACG II Multifamily	4	Various(5)	Sept. 2017	94%	148,038	932 units	98%
Harbor 5	5	Dallas, TX	Aug. 2017	100%	146,161	1,192 units	94%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	134,452	803 units	84%
Elysian West	1	Las Vegas, NV	July 2017	100%	107,027	466 units	91%
Mountain Gate & Trails	2	Las Vegas, NV	June 2017	100%	83,572	539 units	96%
Sonora Canyon	1	Mesa, AZ	Feb. 2017	100%	40,983	388 units	93%
Total Multifamily	27				1,612,408	9,304 units

Industrial:
HS Industrial Portfolio	38	Various(4)	Apr. 2017	100%	405,930	5,972 sq. ft.	96%
Fairfield Industrial	11	Fairfield, NJ	Sept. 2017	100%	74,283	578 sq. ft.	100%
Stockton	1	Stockton, CA	Feb. 2017	100%	32,751	878 sq. ft.	87%
Total Industrial	50				512,964	7,428 sq. ft.

Hotel:
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	65,321	236 rooms	83%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	58,973	469 rooms	71%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	35,332	150 rooms	78%
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	32,687	127 rooms	87%
Total Hotel	7				192,313	982 rooms

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	54,223	237 sq. ft.	95%
Total Retail	1				54,223	237 sq. ft.

Total Investments in Real Estate	85				$2,371,908

(1)	Certain of the joint venture agreements entered into by BREIT provide the other partner a profits interest based on certain internal rate of return hurdles being achieved.
(2)	Purchase price is inclusive of acquisition-related costs.
(3)	The occupancy rate is as of September 30, 2017 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate from the date of acquisition to September 30, 2017.
(4)	See property description below for geographical breakdown.
(5)	The ACG II Multifamily Portfolio consists of four garden style properties in Modesto, CA, Olympia, WA, Flagstaff, AZ and Gilbert, AZ.

Subsequent to September 30, 2017, the Company acquired an aggregate of $383.8 million of real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to multifamily, industrial, hotel, and retail properties.

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

The acquisition of the HS Industrial Portfolio was funded through a combination of cash on hand, which primarily consisted of proceeds from the Offering, a $5.0 million draw on the Line of Credit, and a $292.0 million loan. See “— Liquidity and Capital Resources” for further information regarding the HS Industrial Portfolio financing.

Emory Point

On May 2, 2017, we acquired a leasehold interest in Emory Point, a Class A+ multifamily property totaling 750 units and 124,000 square feet of walkable retail space in Atlanta, Georgia (“Emory Point”). The property was acquired from a third party for $201.6 million. Emory Point was recently constructed in 2015 and is located adjacent to Emory University and across the street from the Center for Disease Control and Prevention’s headquarters. The property’s immediate submarket has no new multifamily supply and the property is the only new multifamily project delivered in the property’s immediate submarket since 2010.

The acquisition of Emory Point was funded through a combination of cash on hand, which primarily consisted of proceeds from the Offering and a $130.0 million loan. See “— Liquidity and Capital Resources” for further information regarding the Emory Point financing.

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

The acquisition of Nevada West was funded through cash on hand, which primarily consisted of proceeds from the Offering.

Summary of Portfolio

The following charts further describe the diversification of our investments in real properties based on fair value as of September 30, 2017:

The following chart outlines the allocation of our investments in real properties and real estate-related securities based on fair value as of September 30, 2017:

Investments in Real Estate-Related Securities

During the nine months ended September 30, 2017, we made 24 investments in commercial mortgage backed securities (“CMBS”). The following table details our investments in CMBS as of September 30, 2017 ($ in thousands):

Number of Investments	Credit Rating(1)	Collateral	Weighted Average Coupon(2)	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
5	BBB	Office, Hospitality, Industrial, Retail	L+2.16%	4/28/2030	$132,034	$132,034	$132,363
11	BB	Hospitality, Office, Retail, Multifamily	L+3.22%	4/5/2034	333,578	333,466	333,777
8	B	Hospitality, Office, Multifamily	L+4.12%	11/30/2032	177,950	177,878	178,231
24					$643,562	$643,378	$644,371

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.
(2)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).
(3)	For details regarding affiliate relationships with respect to certain of our CMBS investments, see Note 5 to our consolidated financial statements.

The following charts further describe the diversification of our CMBS investments by credit rating and collateral type based on fair value as of September 30, 2017:

Credit Rating(1)	Collateral Type

(1)	BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-.

Subsequent to September 30, 2017, we purchased an aggregate of $150.8 million of floating-rate CMBS.

Rental and Hotel Revenue

The following table details our rental revenue and hotel revenue by segment ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Rental revenue
Multifamily	$24,911	$39,466
Industrial	7,737	14,357
Retail	951	1,904
Total rental revenue	33,599	55,727
Hotel revenue	9,874	15,048
Total rental and hotel revenue	$43,473	$70,775

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of September 30, 2017 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within twelve months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2017 (remainder)	1	$418	1%	131	2%
2018	24	6,906	16%	1,129	15%
2019	19	5,575	13%	982	13%
2020	16	3,960	9%	641	9%
2021	21	8,082	18%	1,465	20%
2022	16	5,781	13%	907	12%
2023	19	6,341	14%	1,099	15%
2024	9	1,579	4%	190	3%
2025	8	2,937	7%	484	7%
2026	4	571	1%	73	1%
Thereafter	4	1,720	4%	189	3%
Total	141	$43,870	100%	7,290	100%

(1)

Annualized base rent is determined from the annualized September 2017 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Hotel Metrics

The following table details the average daily rate and the revenue per available room (“RevPAR”) for our hotel properties for the period of ownership during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Property	Average Daily Rate	RevPAR	Average Daily Rate	RevPAR
Hyatt Place UC Davis	$160	$143	$165	$144
Hyatt Place San Jose Downtown	$197	$163	$213	$177
Florida Select-Service 4-Pack	$107	$76	$108	$76
Hyatt House Downtown Atlanta	$175	$136	$175	$136

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our consolidated financial statements.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues
Rental revenue	$33,599	$55,727
Tenant reimbursement income	3,230	5,503
Hotel revenue	9,874	15,048
Other revenue	2,201	3,409
Total revenues	48,904	79,687
Expenses
Rental property operating	15,938	25,632
Hotel operating	6,668	9,617
General and administrative	1,716	5,969
Management fee	3,712	3,712
Performance participation allocation	5,711	10,952
Depreciation and amortization	40,359	65,145
Total expenses	74,104	121,027
Other income (expense)
Income from real estate-related securities	4,026	7,435
Interest income	36	418
Interest expense	(10,866)	(16,413)
Other expense	(27)	(55)
Total other (expense) income	(6,831)	(8,615)
Income before income tax	(32,031)	(49,955)
Income tax benefit	184	140
Net loss	(31,847)	(49,815)
Net loss attributable to non-controlling interests	122	122
Net loss attributable to BREIT stockholders	$(31,725)	$(49,693)

From March 2, 2016 (date of our initial capitalization) through September 30, 2016, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The registration statement for the Offering was declared effective by the SEC on August 31, 2016. We commenced selling shares in October 2016 and broke escrow on January 1, 2017. As such, comparative results have not been presented.

Total Revenues

During the three and nine months ended September 30, 2017, total revenues were $48.9 million and $79.7 million, respectively, driven primarily by rental income and hotel revenue from our 18 investments in real property.

Rental Property and Hotel Operating Expenses

During the three and nine months ended September 30, 2017, Rental Property and Hotel Operating Expenses were $22.6 million and $35.2 million, respectively, driven primarily by our 18 investments in real property.

General and Administrative Expenses

During the three and nine months ended September 30, 2017, General and Administrative Expenses were $1.7 million and $6.0 million, respectively, and consisted primarily of legal fees, accounting fees, transfer agent fees, other professional services fees, and expenses related to unconsummated acquisitions we are no longer pursuing. Additionally, during the nine months ended September 30, 2017, we incurred $1.8 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations.

Management Fee

The Adviser’s management fee waiver expired on June 30, 2017, and during the third quarter we began accruing the management fee on a monthly basis based on our NAV. During both the three and nine months ended September 30, 2017, the management fee was $3.7 million.

Performance Participation Allocation

During the three and nine months ended September 30, 2017, the unrealized performance participation allocation accrued was $5.7 million and $11.0 million, respectively, as a result of the total return being greater than the 5% hurdle amount. Such amount was allocated to the Special Limited Partner.

Depreciation and Amortization

During the three and nine months ended September 30, 2017, depreciation and amortization expenses were $40.4 million and $65.1 million, respectively, driven by depreciation and amortization on our investments in real property.

Income from Real Estate-Related Securities

During the three and nine months ended September 30, 2017, income from real estate-related securities was $4.0 million and $7.4 million, respectively, which consisted of the interest income and mark-to-market gains, partially offset by a realized loss on our investments in real estate-related securities.

Interest Income

During the three and nine months ended September 30, 2017, interest income was $36 thousand and $0.4 million, respectively, which consisted of the interest earned on the cash deposited in a money market account.

Interest Expense

During the three and nine months ended September 30, 2017, interest expense was $10.9 million and $16.4 million, respectively, which consisted of the interest expense incurred on our mortgage notes, term loan, revolving credit facility, Line of Credit and borrowings under our repurchase agreements.

Income Tax Benefit

During the three and nine months ended September 30, 2017, the income tax benefit of $0.2 million and $0.1 million, respectively, related to our hotel taxable REIT subsidiaries.

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net loss attributable to BREIT stockholders	$(31,725)	$(49,693)
Adjustments:
Real estate depreciation and amortization	40,359	65,145
Amount attributable to non-controlling interests for above adjustment	(169)	(169)
Funds from Operations attributable to BREIT stockholders	$8,465	$15,283

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

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Funds from Operations attributable to BREIT stockholders	$8,465	$15,283
Adjustments:
Straight-line rental income	(551)	(1,118)
Amortization of above- and below-market lease intangibles	(427)	(792)
Amortization of below-market and prepaid ground lease intangible	79	156
Organization costs	—	1,838
Unrealized gains (losses) from changes in the fair value of real estate-related securities	641	(966)
Amortization of restricted stock awards	25	77
Performance participation allocation	5,711	10,952
Adjusted Funds from Operations attributable to BREIT stockholders	$13,943	$25,430

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2017
Investments in real property	$2,437,266
Investments in real estate-related securities	644,371
Cash and cash equivalents	30,820
Restricted cash	105,881
Other assets	22,553
Debt obligations	(1,756,385)
Subscriptions received in advance	(98,435)
Other liabilities	(48,836)
Accrued performance participation allocation	(10,952)
Management fee payable	(3,712)
Accrued stockholder servicing fees(1)	(744)
Non-controlling interests in joint venture	(9,025)
Net Asset Value	$1,312,802
Number of outstanding shares	125,491

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV for an explanation of the difference between the $744 thousand accrued for purposes of our NAV and the $76.0 million accrued under U.S. GAAP.

NAV Per Share	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Total
Monthly NAV	$1,033,848	$243,433	$12,718	$22,803	$1,312,802
Number of outstanding shares	98,779	23,277	1,226	2,209	125,491
NAV Per Share	$10.4662	$10.4579	$10.3763	$10.3239

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2017 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for this property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.7%
Industrial	7.1%	6.7%
Hospitality	9.8%	9.5%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hospitality Investment Values

Discount Rate	0.25% decrease	+1.9%	+1.5%	+0.9%
(weighted average)	0.25% increase	(1.9%)	(1.5%)	(0.9%)

Exit Capitalization Rate	0.25% decrease	+2.8%	+2.4%	+1.9%
(weighted average)	0.25% increase	(2.7%)	(2.2%)	(1.8%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2017
Stockholders’ equity under U.S. GAAP	$1,103,570
Adjustments:
Accrued stockholder servicing fee	75,254
Organization and offering costs	9,389
Unrealized real estate appreciation	60,080
Accumulated depreciation and amortization	64,509
NAV	$1,312,802

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class D and Class T shares. Under GAAP, we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold the Class S, Class T, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

-

The Adviser has agreed to advance organization and offering costs on our behalf through December 31, 2017. Such costs will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loan, and revolving credit facility, and repurchase agreements and Line of Credit (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases in the fair market value of our investments in real estate or Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

 Distributions

The following table summarizes our distributions declared during the three and nine months ended September 30, 2017 ($ in thousands). From March 2, 2016 (date of our initial capitalization) through September 30, 2016, we had not commenced our principal operations and as such, no distributions were made during this period.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,033	33%	$8,221	32%
Reinvested in shares	10,018	67%	17,100	68%
Total distributions	$15,051	100%	$25,321	100%

Sources of Distributions
Cash flows from operating activities	$15,051	100%	$25,321	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$15,051	100%	$25,321	100%

Cash flows from operating activities	$24,776		$44,260
Funds from Operations	$8,465		$15,283

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our organization and offering costs, operating expenses and capital expenditures and to pay debt service on any outstanding indebtedness we may incur. To date, the Adviser has advanced our organization and offering costs, but beginning January 1, 2018 we will be required to reimburse the Adviser for such advanced amounts ratably over a 60 month period.

We anticipate our operating expenses will include, among other things, the management fee we will pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash or requests that we repurchase shares previously issued to the Adviser for payment of the management fee), the performance participation allocation that BREIT OP will pay to the Special Limited Partner, general corporate expenses, and fees related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

The following is a summary of our indebtedness as of September 30, 2017 ($ in thousands):

Indebtedness	Interest Rate(1)	Maturity Dates(2)(3)	Maximum Facility Size	Principal Balance
Loans secured by our properties:
TA Multifamily (excluding 55 West)	3.76%	6/1/2024	N/A	$211,249
Industrial Properties - Term Loan	L+2.10%	6/1/2022	N/A	146,000
Industrial Properties - Revolving Credit Facility	L+2.10%	6/1/2022	146,000	146,000
Emory Point	3.66%	5/5/2024	N/A	130,000
Nevada West	3.75%	9/1/2024	N/A	121,380
Elysian West	3.77%	9/1/2024	N/A	75,400
55 West (part of TA Multifamily Portfolio)	L+2.18%	5/9/2022(2)	N/A	63,600
Mountain Gate & Trails	3.75%	9/1/2024	N/A	59,985
Gilbert Vistara	4.09%	10/1/2028	N/A	48,129
Gilbert Redstone	4.92%	4/10/2029	N/A	40,484
ACG II - Highlands	3.62%	10/1/2024	N/A	27,715
Sonora Canyon	3.76%	6/1/2024	N/A	26,455
ACG II - Brooks Landing	4.60%	10/6/2025	N/A	24,500
ACG II - Woodlands	4.83%	3/6/2024	N/A	23,485
ACG II - Sterling Pointe	5.36%	1/6/2024	N/A	18,900
Total loans secured by our properties				1,163,282

Repurchase agreement borrowings:
Citi MRA	L+1.25% - L+1.70%	10/16/2017 - 12/28/2017	N/A	429,294
RBC MRA	L+1.25% - L+1.45%	10/20/2017	N/A	49,161
BAML MRA	—	—	N/A	—
Total repurchase agreement borrowings				478,455

Line of Credit	L+2.25%	1/23/2018	250,000	122,676
Citi Line of Credit(4)	L+2.25%	10/26/2018	300,000	—
Total indebtedness				$1,764,413

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the Line of Credit, Revolving Credit Facility, and Term Loan, and (ii) the three-month LIBOR with respect to the Repurchase agreement borrowings.

(2)	The 55 West mortgage has an initial maturity date of May 9, 2019 and we, at our sole discretion, have three one-year extension options in which we anticipate exercising.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in October 2017 into new three, nine, or twelve month contracts.
(4)

Subsequent to quarter end, we entered into a $300.0 million revolving credit facility with Citi Bank, N.A. (the “Citi Line of Credit”). See Note 15 to our consolidated financial statements for further details on the Citi Line of Credit.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of November 13, 2017, we had received net proceeds of $1.5 billion from selling an aggregate of 152,942,761 shares of our common stock (consisting of 117,771,673 Class S shares, 4,315,936 Class T shares, 2,981,473 Class D shares, and 27,873,679 Class I shares). The Company intends to continue selling shares in the Offering on a monthly basis.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

Nine Months Ended September 30, 2017
Cash flows provided by operating activities	$44,260
Cash flows used in investing activities	(2,901,931)
Cash flows provided by financing activities	2,994,172
Net increase in cash and cash equivalents and restricted cash	$136,501

Cash flows provided by operating activities were $44.3 million during the nine months ended September 30, 2017 primarily as a result of cash flows from the operations of the investments in our properties and interest income on our investments in real estate-related securities.

Cash flows used in investing activities were $2.9 billion during the nine months ended September 30, 2017 driven primarily by our acquisitions of real estate investments of $2.3 billion and purchase of real estate-related securities of $660.2 million.

Cash flows provided by financing activities were $3.0 billion during the nine months ended September 30, 2017 primarily due to the $1.3 billion of net proceeds we received from the issuance of our common stock and $1.7 billion of net borrowings under our mortgage notes, term loan, affiliate line of credit, and repurchase agreements.

From March 2, 2016 (date of our initial capitalization) through September 30, 2016, we had not commenced our principal operations and as such, comparative results have not been analyzed.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2017 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organizational and offering costs	$9,389	$1,408	$3,756	$3,756	$469

Ground leases	14,249	239	478	478	13,054

Indebtedness (1)	1,947,404	524,129	89,108	381,789	952,378

Total	$1,971,042	$525,776	$93,342	$386,023	$965,901

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. As of September 30, 2017, the outstanding principal balance of our variable rate indebtedness was $956.6 million and consisted of mortgage notes, a term loan, a revolving credit facility, an affiliate line of credit, and repurchase agreements.

Our mortgage loans, term loan, revolving credit facility, and affiliate line of credit are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the three and nine months ended September 30, 2017, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $819 thousand and $1.3 million, respectively.

Our repurchase agreements are variable rate and indexed to three-month U.S. Dollar denominated LIBOR. For the three and nine months ended September 30, 2017, a 10% increase in the three-month U.S. Dollar denominated LIBOR rate would have resulted in increased interest expense of $217 thousand and $293 thousand, respectively.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of fixed rate financings or the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

Investments in real estate-related securities

As of September 30, 2017, our investments in real estate-related securities consisted of $644.4 million of CMBS. Our CMBS investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the three and nine months ended September 30, 2017, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $467 thousand and $663 thousand, respectively.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in CMBS is unknown. As of September 30, 2017, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $64.4 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act. As described in Note 11 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three month period ended September 30, 2017, the Adviser elected to receive its management fee in Class I Shares. During October 2017, the Company issued 355 thousand unregistered Class I Shares to the Adviser in satisfaction of the management fee.

Use of Offering Proceeds

On August 31, 2016, our Registration Statement on Form S-11 (File No. 333-213043) covering the Offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act. Amendment No. 5 to our Registration Statement was declared effective under the Securities Act on August 17, 2017. The initial offering price of each class of our common stock was $10.00 per share, plus applicable selling commissions and dealer manager fees. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2017, the following is certain information about the Offering and use of proceeds therefrom ($ in thousands):

	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Total
Offering proceeds:
Shares sold	98,779,308	23,241,230	1,225,700	2,208,763	125,455,001
Gross offering proceeds	$997,265	$231,177	$12,454	$23,157	$1,264,053
Selling commissions and dealer manager fees	(11,431)	—	—	(659)	(12,090)
Accrued stockholder servicing fees	(4,008)	—	(6)	(28)	(4,042)
Other offering costs	—	—	—	—	—
Net offering proceeds	$981,826	$231,177	$12,448	$22,470	$1,247,921
Use of offering proceeds:
Purchase of real estate					(2,245,885)
Capital improvements to real estate					(3,290)
Pre-acquisition costs					(9,201)
Purchase of real estate-related securities					(660,151)
Proceeds from settlement of real estate-related securities					16,596
Repurchase of common stock					(187)
Borrowings from mortgage notes, term loan, and revolving credit facility					1,055,913
Borrowings under repurchase agreements					491,026
Settlement of repurchase agreements					(12,571)
Borrowings from Line of Credit					617,650
Repayments on Line of Credit					(495,150)
Payment of deferred financing costs					(12,384)
Contributions from non-controlling interests					8,978
Distributions to stockholders					(6,203)
Working capital					37,758
Cash and cash equivalents					$30,820

Share Repurchases

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The total amount of aggregate repurchases of Class S, Class T, Class D and Class I shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended September 30, 2017, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program
July 1 – July 31, 2017	—	$—	—	(1)
August 1 - August 31, 2017	3,594	9.80	3,594	(1)
September 1 - September 30, 2017	15,327	9.90	15,327	(1)
Total	18,921	$9.85	18,921	(1)

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $57.6 million of Class T, Class S, Class D and Class I shares based on our August 31, 2017 NAV in the third quarter of 2017 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Distribution Reinvestment Plan

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 13, 2017	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)