Form 10-K
period 2017-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2018-03-19
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 19, 2018, the issuer had the following shares outstanding: 163,218,275 shares of Class S common stock, 9,741,552 shares of Class T common stock, 6,823,284 shares of Class D common stock, and 47,020,960 shares of Class I common stock.

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

References herein to “Blackstone Real Estate Income Trust,” the “Company,” “BREIT,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

BREIT is a non-exchange traded, perpetual life real estate investment trust ("REIT") that acquires primarily stabilized income-oriented commercial real estate in the United States and to a lesser extent real estate-related securities. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group L.P. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We currently operate our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Our objective is to bring Blackstone’s leading real estate investment platform with an institutional fee structure to individual investors.

We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

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

As of March 19, 2018, we had received net proceeds of $2.3 billion from selling an aggregate of 226,804,071 shares of our common stock (consisting of 163,218,275 Class S shares, 9,741,552 Class T shares, 6,823,284 Class D shares, and 47,020,960 Class I shares). We have primarily used the net proceeds to make investments in real estate and real estate-related securities.

Our Adviser

We are externally managed by our Adviser, and pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and to make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, as well as provide us with our executive management team. Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure.

Our Adviser is a part of Blackstone, an alternative asset management business that includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $434.1 billion as of December 31, 2017.

In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 426 professionals in Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $115.3 billion of investor capital under management as of December 31, 2017. Jonathan D. Gray, who is the president and chief operating officer of Blackstone, is a member of the board of directors of Blackstone and is a member of our Adviser’s investment committee.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee, and expense reimbursements. In addition, BREIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone, is entitled to receive a performance participation allocation. See Note 11 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•	preserve and protect invested capital;
•	realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and
•

provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.

Investment Strategy

Our investment strategy is to acquire primarily stabilized income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide current income and a source of liquidity for our share repurchase plan, cash management and other purposes.

Our investment strategy capitalizes on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. After acquisition, we leverage Blackstone Real Estate’s established asset management team, which focuses on value creation through the oversight and improvement of the operating performance of Blackstone Real Estate’s portfolio holdings.

Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types. These may include multifamily, industrial, hotel, retail, and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. For a breakdown of our portfolio by asset type see the “Investments in Properties” section below.

Our real estate-related securities strategy is designed to generate current income and an attractive investment return. We also believe that our real estate-related securities will help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties. We utilize the Blackstone Real Estate Debt Strategies (“BREDS”) team to assist in this portion of the portfolio. The BREDS team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate-related securities investment opportunities throughout the capital structure.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event at the end of that period.

Investments in Properties

We invest primarily in stabilized income-oriented commercial real estate in the United States. We may invest to a limited extent in Canadian cities and potentially elsewhere, including as part of portfolio acquisitions where certain properties are located outside the United States. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned or unstabilized assets that require lease-up. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment.

We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

The following charts describe the diversification of our investments in real properties based on fair value as of December 31, 2017:

Investments in Real Estate-Related Securities

Our real estate-related securities investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity. Additionally, while we do not intend to make open market purchases of common stock in public equity REITs or other companies focused on owning real property, we may make such investments in companies with mortgages as one of their core businesses.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is in the range of 60% of our gross real estate assets (measured using the greater of fair market value and the cost of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith.

Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

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

For an overview of our borrowings, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Taxation of the Company

We intend to be taxed as a REIT, under the Code commencing with our taxable year ended December 31, 2017, the year in which the proceeds from the Offering were released from escrow. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) which pay federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

The Tax Cuts and Jobs Act

Enactment of the Tax Act

On December 22, 2017, the federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act makes fundamental changes to the Code, including several provisions of the Code that affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs such as the Company and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on the Company and their investment.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, United States holders that are individuals, trusts or estates generally may deduct 20% of “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates). The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. The deduction, if allowed in full, equates to a reduction in the maximum effective United States federal income tax rate on ordinary REIT dividends from 39.6% to 29.6%. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction will sunset and no longer apply after 2025.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The Tax Act reduces the 35% maximum federal corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The Tax Act also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018. As disclosed above, we have one or more TRSs which would be subject to a maximum tax rate of 21% under the Tax Act.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions are modified by the Tax Act. The Tax Act limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018. As disclosed above, we have one or more TRSs which would be subject to the NOL provisions under the Tax Act.

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

Competition

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blackstone’s prevailing policies and procedures. Many of these entities may have greater access to capital to make investments than we have.

In the face of this competition, we have access to our Adviser’s and Blackstone’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Our Investment Activities.”

Employees

We have no employees. Our operations are conducted by the Adviser.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Blackstone, including the Adviser and its affiliates. See Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.breit.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.

ITEM 1A.	RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held our current investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire, except for investments that may be described in one or more supplements to the prospectus for the Offering (the “Prospectus”). Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will seek to invest substantially all of the future net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in the Prospectus. We have a limited track record and may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•	our inability to realize attractive risk-adjusted returns on our investments;
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•	defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Blackstone). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of our shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Advisory Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by our Adviser and State Street to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets. You should carefully review the disclosure of our valuation policies and how NAV will be calculated, including the illustrative hypothetical calculation of NAV, under “Net Asset Value Calculation and Valuation Guidelines.”

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of the Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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
•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

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

Our charter permits our board of directors to cause us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA”) indicates that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,100,000,000 shares of capital stock, of which 2,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 500,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to the senior executive officers of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted.

Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.  Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

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

We rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because, as an alternative asset management firm, it holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. There can be no assurance that the measures Blackstone takes to ensure the integrity of such systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

In addition, we are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that goes into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or Blackstone’s, its employees’, fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, fund investors’, counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to Blackstone’s fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Blackstone’s fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

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

Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

Finally, Blackstone’s portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Blackstone funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

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

Our portfolio is currently concentrated in certain industries and may in the future be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment.  Currently our portfolio is heavily concentrated in multifamily and industrial assets. Concentration of our investments in a particular type of asset or geography, our portfolio makes us  more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in the Prospectus. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•	acquired properties may fail to perform as expected;
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

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

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

Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Blackstone’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments with third parties and we may continue to co-invest in the future with Blackstone affiliates or third parties in partnerships or other entities that own real estate properties. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price.  If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Blackstone affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote fees, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Blackstone affiliates) include:

•

the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

•

our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;

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

•

under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

•

our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.

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

We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, or if the seller imposes a lock-out period on subsequent sale, we may be required to operate or attempt to dispose of these properties (if not subject to a lock-out period). We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Blackstone, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Blackstone are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have an adverse impact us.

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

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

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

We face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Certain of our investments are in the form of ground leases, which provide limited rights to the underlying property.

We hold and may in the future invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

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

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

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

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	oversupply or reduced demand for apartment homes;
•	rental residents deciding to share rental units and therefore rent fewer units;
•	potential residents moving back into family homes or delaying leaving family homes;
•	a reduced demand for higher-rent units;

•	a decline in household formation;
•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•	the inability or unwillingness of residents to pay rent increases; and
•	increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.

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

We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.

The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public’s perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. To the extent we invest in manufactured housing properties, our operating results may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.

Manufactured home loans may be subject to greater credit risk.

We may hold loans secured by manufactured homes, which generally have higher delinquency and default rates than standard residential mortgage loans due to various factors, including, among other things, the manner in which borrowers have handled previous credit, the absence or limited extent of borrowers’ prior credit history, limited financial resources, frequent changes in or loss of employment and changes in borrowers’ personal or domestic situations that affect their ability to repay loans. Any substantial economic slowdown could increase delinquencies, defaults, repossessions and foreclosures with respect to manufactured homes.  Also, the value of manufactured homes may depreciate over time, which can negatively impact the manufactured home industry and lead  to increased defaults and delinquencies and lower recovery rates upon default.

Technological innovations may disrupt the markets in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market and the sectors in which we invest generally have been toward disrupting the industry with technological innovation, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), while our office properties are affected by competition from shared office spaces (including co-working environments) and new retail and supply chain sources. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

General Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.

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

Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We generally invest in high-yield securities which are generally subject to more risk than higher rated securities.

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

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

We invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

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

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.

The real estate loans backing the mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We have acquired and may in the future acquire MBS affiliated with Blackstone.

We have acquired and may in the future acquire MBS whereby mortgages underlying the MBS were issued by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced by a Blackstone affiliate. While we will be acquiring such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such MBS are generally made in advance of any issuance of the MBS, our investment, or the expectation of our investment, in such an MBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Blackstone Accounts.  Since certain of our executives are also executives of Blackstone, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

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

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

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

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for its shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We may invest in derivatives, which involve numerous risks” below.

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

Although not anticipated to be a meaningful component of our investment strategy, we have the ability to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because Blackstone may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.

Political changes may affect the real estate-related securities markets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas. In particular, on June 8, 2017, one pending bill, called the Financial CHOICE Act, or the CHOICE Act, was passed by the U.S. House of Representatives. If passed by the U.S. Senate and signed into law by President Trump, the CHOICE Act would, among other things, remove risk retention requirements for non-residential mortgage securitizations.

The outcome of the upcoming congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.

We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and 1940 Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 60% of our gross real estate assets (measured using the greater of fair market value and cost of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

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

We have lines of credits with financial institutions secured by certain of our assets as well as an uncommitted line of credit from an affiliate of Blackstone and we may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under or maintain our existing lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other Blackstone Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Blackstone Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2017, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $1.6 million.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

Any return of volatility of the global credit markets could make it more difficult for financial sponsors like Blackstone to obtain favorable financing for investments. During the recent, prior period of volatility, a widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduced investor demand for high yield debt and senior bank debt, which in turn has led some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real-estate related investments.

We pay interest under our credit facilities, and receive interest payments on certain of our real estate-related securities investments, based on LIBOR.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”), in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K. (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments.

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

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any of our lines of credit.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing our lines of credit that we may obtain. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

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

You will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Blackstone, we may incur additional fees and expenses.

Because the Adviser and the Dealer Manager are affiliates of Blackstone, our sponsor, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Blackstone and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, Dealer Manager and other Blackstone affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Blackstone and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property related corporate services and other agreements we may enter into with affiliates of the Adviser from time to time.

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

The Adviser is paid a management fee for its services based on our NAV, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

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

The Adviser and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote such time as is reasonably necessary to our activities and also to the activities of numerous other Blackstone investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and/or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Blackstone has implemented policies and procedures to address conflicts of interest across its various businesses, and these policies and procedures may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Blackstone and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Blackstone’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio entities may engage to advise on and to execute debt and equity financings, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that reduce the positive firm-wide synergies we could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Blackstone Real Estate is in possession of material non-public information or is otherwise restricted from trading in certain securities, we and the Adviser, as part of Blackstone Real Estate, generally also will be deemed to be in possession of such information or otherwise restricted. This will likely reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

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

In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such a case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone will be under no obligation to decline any such engagements in order to make the investment opportunity available to us. In connection with its investment banking, capital markets and other businesses, Blackstone may determine that there are conflicts of interest or come into possession of information that limits its ability to engage in potential real estate-related transactions. Our activities may be constrained as a result of such conflicts of interests and Blackstone’s inability to use such information. For example, employees of Blackstone may be prohibited by law or contract from sharing information with Blackstone Real Estate. We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments Blackstone and its affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with Blackstone will be precluded from providing services related to our activities because of certain confidential information available to those individuals or to other parts of Blackstone.

Blackstone has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser will consider those relationships, which may result in certain transactions that the Adviser will not undertake on our behalf in view of such relationships. We may also co-invest with clients of Blackstone in particular properties, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. The Adviser will consider those relationships when evaluating an investment opportunity, which may result in the Adviser choosing not to make such an investment due to such relationships (e.g. investments in a competitor of a client). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments Blackstone and its affiliates may make or have made. We may also co-invest with such clients of Blackstone in particular properties and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below.

Blackstone may from time to time participate in underwriting or lending syndicates with respect to us or our subsidiaries and/or Other Blackstone Accounts, or may otherwise be involved in the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by us, or our subsidiaries or advise on such transactions. Such underwritings will be on a firm commitment basis or may be on an uncommitted “best efforts” basis. A Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate and purchase securities from us or our subsidiaries. Blackstone will also, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets where it will nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions or other compensation from us and such other parties. Subject to applicable law, Blackstone may receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing (including loan servicing) fees, advisory fees, lending arrangement, consulting, monitoring, commitment, syndication, origination, organizational, financing and divestment fees (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone or an Other Blackstone Account or vehicle is purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Blackstone may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions, discounts, fees or such other compensation from such other parties. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as an underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law. Sales of securities for our account (particularly marketable securities) may be bunched or aggregated with orders for other accounts of Blackstone, including Other Blackstone Accounts. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Where Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, nevertheless conflicts may arise in connection with transactions between or involving us on the one hand and PJT on the other. Specifically, given that PJT is no longer an affiliate of Blackstone, there may be fewer or no restrictions or limitations placed on transactions or relationships engaged in by PJT’s new advisory business as compared to the limitations or restrictions that might apply to transactions engaged in by an affiliate of Blackstone. It is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest in doing transactions involving PJT will still arise. The pre-existing relationship between Blackstone and its former personnel involved in such financial and strategic advisory services, the overlapping ownership, and certain co-investment and other continuing arrangements, may influence the Adviser in deciding to select or recommend PJT to perform such services for us (the cost of which will generally be borne directly or indirectly by us). Nonetheless, the Adviser and its affiliates will be free to cause us to transact with PJT generally without restriction under our charter notwithstanding such overlapping interests in, and relationships with, PJT. See also “—The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us” below.

Blackstone receives various kinds of portfolio company/entity data and information, such as data and information relating to business operations, trends, budgets, customers and other metrics (this data is sometimes referred to as “big data”). As a result, Blackstone may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, Blackstone has entered and may further enter into information sharing and use arrangements with portfolio companies and/or entities.

Blackstone believes that access to this information furthers the interests of our investors by providing opportunities for operational improvements across portfolio companies and/or entities and in connection with our investment management activities. Blackstone, however, has and expects to utilize such information outside of our activities in a manner that provides a material benefit to Blackstone and/or its affiliates but not to us.

Furthermore, while trading securities of the portfolio company and/or entity to which the information specifically relates may be legally restricted, due to, among other reasons, Blackstone’s contractual restrictions under a confidentiality agreement, Blackstone shall otherwise be under no duty to refrain from trading for the benefit of Blackstone and/or another Blackstone Fund in the securities of unaffiliated issuers while using or otherwise being in possession of such information.  For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company and/or entity in the same or related industry.  Such trading may provide a material benefit to Blackstone without compensating or otherwise benefiting us.

The sharing and use of “big data” and other information presents potential conflicts of interest and investors acknowledge and agree that any corresponding/resulting benefits received by Blackstone and/or its affiliates will not offset the Adviser’s management fee or otherwise be shared with investors. As a result, the Adviser may have an incentive to pursue investments in companies and/or entities based on their data and information and/or to utilize such information in a manner that benefits Blackstone and/or its affiliates

Other present and future activities of Blackstone and its affiliates (including the Adviser and the Dealer Manager) will from time to time give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflict of interest arises, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests..

Blackstone engages various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.

Blackstone engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Blackstone and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Blackstone or us). In such circumstances, such payments from, or allocations with respect to, us and/or our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone, be deemed paid to or received by Blackstone. These strategic advisors, senior advisors, consultants, executive advisors and/or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property. Additionally, and notwithstanding the foregoing, these senior advisors, consultants and/or other professionals as well as current and former chief executive officers of Blackstone portfolio entities, may be (or have the preferred right to be) investors in various Blackstone portfolio entities and/or Other Blackstone Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and/or other professionals and the amount of time devoted or required to be devoted by them varies considerably. In some cases, they provide the Dealer Manager and/or the Adviser with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or directors on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances Blackstone may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating portfolio companies and/or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from Blackstone, us and/or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of Blackstone “employees” (e.g., they may have dedicated offices at Blackstone, have a Blackstone email address, participate in general meetings and events for Blackstone personnel, work on Blackstone matters as their primary or sole business activity) even though they are not considered Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement, Advisory Agreement or the Operating Partnership’s partnership agreement. There can be no assurance that any of the senior advisors, consultants and/or other professionals will continue to serve in such roles and/or continue their arrangements with Blackstone, us and/or any portfolio properties.

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

Through Other Blackstone Accounts, Blackstone currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property and real estate-related securities investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. See “—Blackstone may raise and/or manage Other Blackstone Accounts which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

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

Currently a Private Core+ Account invests in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial and retail assets in major U.S. markets. To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, including at the lower leverage targeted by the Private Core+ Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above (including maintaining our status as a non-investment company exempt from the Investment Company Act). There may be instances where an overlapping investment opportunity would have satisfied our primary investment objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield assuming our targeted leverage ratio in the range of 60%, but which does not satisfy our investment objectives at the lower targeted leverage ratio of the Private Core+ Accounts. If the Adviser and its affiliates determine to use the lower leverage ratio, such overlapping investment opportunity would not be allocated to us in whole or part. A sharing of the investment opportunity at different leverage ratios would not be possible because such joint venture investments with the Private Core+ Accounts must be on the same terms (including leverage ratio).

Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities. This priority will result in fewer investment opportunities being made available to us.

As of December 31, 2017, Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts) that are in their investing stage had approximately $1.1 billion of unused capital commitments and Select Opportunistic Blackstone Accounts (which are Other Blackstone Accounts that receive priority over us and whose investment strategies are generally less similar to ours but can overlap to some extent) in their investing stage had approximately $8.9 billion of unused capital commitments.

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

There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Adviser’s determination of the expected returns and risk profile for such items (e.g., specific items with higher expected returns may be allocated to Other Blackstone Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third party valuation firm and/or the Adviser and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other Blackstone Accounts.

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

We co-invest with Blackstone affiliates and such investments are at times in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Blackstone Accounts have a different principal investment, conflicts of interest arise between us and Other Blackstone Accounts, and the Adviser may take actions that are adverse to us.

We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We and/or the Other Blackstone Accounts make and hold investments at different levels of an issuer’s capital structure, which includes us making investments directly or indirectly relating to portfolio entities of Other Blackstone Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Blackstone Accounts, the Adviser and its affiliates will be presented with conflicts of interest. Other Blackstone Accounts also participate from time to time in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer’s securities. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, Blackstone may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial duress. Furthermore, we may participate in investments related to the financing or refinancing of loan investments or portfolios held or proposed to be acquired by certain Other Blackstone Accounts.

In connection with such investments and transactions described above, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest. These mitigation procedures typically involve the maintenance of a non-controlling interest in any such investment and a forbearance of rights – including certain non-economic rights – relating to us or an Other Blackstone Account, such as where Blackstone causes us and/or an Other Blackstone Account to decline to exercise certain voting, control- and/or foreclosure-related rights with respect to an investment or the seniority or class of loan or instrument held by us (including following the vote of other third party lenders generally (or otherwise recusing ourselves with respect to decisions), including with respect to defaults, foreclosures, workouts and/or restructurings), subject to certain limitations. While our participation in connection with any such investments and transactions are expected to be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest.

There can be no assurance that any conflict will be resolved in our favor. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is anticipated that in a bankruptcy proceeding our interest will likely be subordinated or otherwise adversely affected by virtue of such Other Blackstone Accounts’ involvement and actions relating to such investment. For example, in circumstances where we hold a junior mezzanine interest in an issuer, holders of more senior classes of debt issued by such entity (which may include Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer.

In connection with negotiating loans, bank or securitization financings  in respect of our real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon a set of terms already negotiated and agreed of third parties. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, or vice versa, Blackstone may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors).

We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.

We and any Other Blackstone Accounts may invest in shared assets typically through the formation of joint ventures that we and such fund control equally. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

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

Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.

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

We may provide debt financing in connection with acquisitions by third parties of assets owned by Other Blackstone Accounts.

We may provide financing as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Other Blackstone Accounts. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other Blackstone Accounts and/or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such debt commitments and related arrangements will be on market prices, the involvement of the Other Blackstone Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us.

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

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Blackstone and/or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Blackstone and its other businesses. For example, certain portfolio properties may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved by the portfolio property. Such advisors and service providers referred to above may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which Blackstone and/or Other Blackstone Accounts have an investment, and payments by us may indirectly benefit Blackstone and/or such Other Blackstone Accounts. In addition, certain employees of Blackstone may have family members or relatives employed by such advisors and service providers. The Adviser and/or its affiliates may also provide administrative and other services to us as described below. These relationships may influence us, Blackstone and/or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio entities may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business.

Certain Blackstone affiliates, as well as portfolio companies owned by one or more Other Blackstone Accounts, also provide other services in respect of our investments from time to time, including, but not limited to, property management services, leasing services, corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures), construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services. Such service providers, include, without limitation, the following companies, which we have engaged and expect to continue engaging with respect to properties in the sectors noted to provide some or all of the services described above:

LivCor. We have engaged LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund for certain of our multi-family properties.

Equity Office Management/Equity Office Properties. We have engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, for certain of our office and industrial properties.

ShopCore. We have engaged ShopCore, LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, for certain of our retail properties.

BRE Hotels and Resorts. We have engaged BRE Hotels and Resorts (“BRE”), a portfolio company controlled (but not owned) by a Blackstone-advised fund, for certain of our hotel properties.

COE. We expect to engage the Blackstone Center of Excellence, located in Gurgaon, India (the “COE”), a center of resources administered by ThoughtFocus Technologies LLC, an independent firm in which Blackstone holds a minority position and participates as a member of the board, for certain of our properties.

Revantage. We expect to engage Revantage Corporate Services, LLC (“Revantage”), a portfolio company owned by a Blackstone-advised fund, to provide corporate support services, including tax, treasury, accounting, legal, risk management, information technology and human resources. Revantage will consolidate such functions under one operating platform. Such functions are currently performed by each engaging portfolio entity, and in certain circumstances third parties. In connection with such consolidation, certain employees of one or more portfolio entities that currently perform such functions are expected to be reassigned to Revantage.

See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information on our relationships with these portfolio companies.

Blackstone-affiliated service providers (including portfolio companies of Other Blackstone Funds) may charge costs and expenses based on allocable overhead associated with employees working on relevant corporate service matters (including salaries, benefits and other similar expenses), provided that these amounts in the aggregate will not exceed market rates as determined by the Adviser to be appropriate under the circumstances. There can be no assurance that a different manner of allocation would not result in us and/or Other Blackstone Accounts bearing less (or more) costs and expenses. In addition, certain affiliated service providers (including portfolio companies of Other Blackstone Accounts) and/or their respective employees will receive a management promote, an incentive fee and/or other performance-based compensation in respect of our investments. These incentive or similar fees, when determined, may be payable retroactively for prior periods.  Furthermore, Blackstone-affiliated service providers may charge costs and expenses based on allocable overhead associated with employees working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed competitive market rates as determined to be appropriate under the circumstances. The fees and expenses of such Blackstone-affiliated service providers (and, if applicable, their employees) will be borne by us or our investments and there will be no related offset to the management fee we pay to the Adviser or the performance participation allocation payable to the Special Limited Partner, even though some of the services that may be provided are similar in nature to the services provided by the Adviser. Such service providers may further enter into agreements with other affiliates or third party entities to assist the service providers with respect to certain services or in some cases, directly provide certain services with respect to the investments, for which the service provider would bear the cost. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Blackstone believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to those provided by third parties. The Adviser will make determinations of market rates based on its consideration of a number of factors, which generally include the Adviser’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances. For example, property management services will be provided at market rates whereas corporate services will be provided on a no-profit, break-even basis and allocated on a per foot, per unit or per key basis (i.e., to cover the cost of allocated employees and related overhead). In each case, in the aggregate, such services will be provided at market rates. While Blackstone generally intends to periodically obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential and/or bespoke nature of such services. In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by us (such as location or size). Therefore, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser.

Other actual, apparent and potential conflicts of interest may arise in respect of such portfolio companies and there can be no assurance that Blackstone will be able to resolve such conflicts in the best interests of us and/or the applicable Other Blackstone Accounts.

Blackstone partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with U.S. investments by us, Other Blackstone Accounts and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us or Other Blackstone Accounts, unless (i) in the context of a portfolio transaction that includes assets in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter and not negotiating title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by us based on its equity interest in LNLS. In each case, there will be no related offset to the Adviser’s management fee. As a result, while Blackstone believes the venture will provide services equal to those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

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

Blackstone and/or Other Blackstone Accounts will hold equity or other investments in companies or businesses in the real estate-related information technology industry and other industries that provide products or services to or otherwise contract with us, Blackstone’s affiliated service providers and Other Blackstone Accounts. In connection with any such investment, Blackstone or Other Blackstone Accounts (or their respective portfolio companies) may make referrals or introductions to other portfolio companies in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies. We will not share in any fees or economics accruing to Blackstone as a result of these relationships and/or our participation in these relationships.

Certain Other Blackstone Accounts may also make minority or other investments in third-party investment managers or their investment vehicles with which we may engage in various transactions from time to time, including purchases or sales of assets or borrowing or lending transactions.  Although these third-party investees may not be deemed to be affiliates of Blackstone due to the limited voting rights or other terms of the investments made by such Other Blackstone Accounts, such Other Blackstone Accounts would have an indirect economic interest in any transactions between us and such third-party investees.  Our stockholders will not share in any of the economic interest of such Other Blackstone Accounts in such transactions. There can be no assurance that any conflict will be resolved in our favor and Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and to Other Blackstone Accounts, which may adversely impact us.

In addition, investment banks or other financial institutions, as well as Blackstone employees, may also invest in us. These institutions and employees are a potential source of information and ideas that could benefit us. The Adviser has procedures in place reasonably designed to prevent the inappropriate use of such information by us.

We may be subject to potential conflicts of interest as a consequence of family relationships that Blackstone employees have with other real estate professionals.

Additionally, certain employees and other professionals of Blackstone have family members or relatives that are actively involved in the real estate industry and/or have business, personal, financial or other relationships with companies in the real estate industry (including the advisors and service providers described above), which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we may purchase or sell assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser.

We are subject to conflicts of interest related to tenants.

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

We have and continue to expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

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

•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (25% in taxable years beginning before January 1, 2018). If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% by value of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock”), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

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

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the recently enacted tax reform legislation under the Tax Cuts and Jobs Act (the “Tax Reform Bill”), commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally.” You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Recently enacted tax reform legislation under the Tax Reform Bill has resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Reform Bill is a deduction of 20% of ordinary REIT dividends for individual taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The impact of the Tax Reform Bill on an investment in our shares is uncertain. We cannot assure you that the Tax Reform Bill or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the Tax Reform Bill on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, New York, New York 10154. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2017:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2017, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Offering for further details on how our NAV is determined.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2017:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2017	$10.0000	$—	$—	$10.0100
February 28, 2017	10.0200	—	—	10.0300
March 31, 2017	10.0200	—	—	10.0200
April 30, 2017	10.0455	—	—	10.0495
May 31, 2017	10.1828	—	10.1604	10.1868
June 30, 2017	10.2904	10.1721	10.2648	10.2791
July 31, 2017	10.3173	10.2256	10.2603	10.3092
August 31, 2017	10.4074	10.2883	10.3536	10.3997
September 30, 2017	10.4662	10.3239	10.3763	10.4579
October 31, 2017	10.5060	10.3549	10.4114	10.4973
November 30, 2017	10.5174	10.3622	10.4141	10.5094
December 31, 2017	10.5750	10.4175	10.4712	10.5671

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2017 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2017
Investments in real properties	$3,717,020
Investments in real estate-related securities	915,742
Cash and cash equivalents	31,166
Restricted cash	126,563
Other assets	27,752
Debt obligations	(2,801,071)
Subscriptions received in advance	(107,576)
Other liabilities	(63,571)
Accrued performance participation allocation	(16,974)
Management fee payable	(1,904)
Accrued stockholder servicing fees(1)	(1,049)
Non-controlling interests in joint ventures	(25,826)
Net Asset Value	$1,800,272
Number of outstanding shares	170,384

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $1.0 million accrued for purposes of our NAV and the $102.1 million accrued under U.S. GAAP.

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Monthly NAV	$1,375,651	$58,594	$41,415	$324,612	$1,800,272
Number of outstanding shares	130,085	5,625	3,955	30,719	170,384
NAV Per Share	$10.5750	$10.4175	$10.4712	$10.5671

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2017 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.7%
Industrial	7.1%	6.6%
Hospitality	9.7%	9.5%
Retail	7.6%	6.2%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hospitality Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+1.5%	+0.9%	+1.8%
(weighted average)	0.25% increase	(1.7%)	(1.4%)	(0.9%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.3%	+1.9%	+2.5%
(weighted average)	0.25% increase	(2.6%)	(2.1%)	(1.8%)	(2.3%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2017
Stockholders’ equity under U.S. GAAP	$1,485,791
Adjustments:
Accrued stockholder servicing fee	101,027
Organization and offering costs	10,160
Unrealized real estate appreciation	82,411
Accumulated depreciation and amortization	120,883
NAV	$1,800,272

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

-

The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, revolving credit facilities, and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Beginning March 31, 2017 we declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were made for such classes of shares prior to such dates. The table below details the net distribution for each of our share classes for the year ended December 31, 2017.

Declaration Date	Class S Shares	Class T Shares	Class D Shares	Class I Shares
March 31, 2017	$0.0250	$—	$—	$0.0412
April 30, 2017	0.0292	—	—	0.0362
May 31, 2017	0.0368	—	0.0420	0.0441
June 30, 2017	0.0445	0.0446	0.0496	0.0517
July 31, 2017	0.0428	0.0429	0.0479	0.0501
August 31, 2017	0.0430	0.0431	0.0483	0.0505
September 30, 2017	0.0434	0.0435	0.0485	0.0507
October 31, 2017	0.0436	0.0437	0.0490	0.0512
November 30, 2017	0.0438	0.0439	0.0490	0.0511
December 31, 2017	0.0438	0.0439	0.0492	0.0514
Total	$0.3959	$0.3056	$0.3835	$0.4782

For the year ended December 31, 2017, we declared distributions in the amount of $46.3 million. The following table outlines the tax character of our distributions paid in 2017 as a percentage of total distributions. The distribution declared on December 31, 2017 was paid on January 19, 2018 and is excluded from the analysis below as it will be a 2018 tax event.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2017 Tax Year	34.15%(1)	0%	0%	65.85%

(1)	32.55% and 1.6% of the distributions paid in 2017 are non-qualified and qualified, respectively.

The following table summarizes our distributions declared during the year ended December 31, 2017 ($ in thousands). From March 2, 2016 (date of our initial capitalization) through December 31, 2016, we had not commenced our principal operations and as such, no distributions were made during this period.

	For the Year Ended December 31, 2017
	Amount	Percentage
Distributions
Payable in cash	$15,825	34%
Reinvested in shares	30,435	66%
Total distributions	$46,260	100%
Sources of Distributions
Cash flows from operating activities	$46,260	100%
Offering proceeds	—	—%
Total sources of distributions	$46,260	100%

Cash flows from operating activities	$72,285
Funds from Operations	$33,831

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

For the Year Ended December 31, 2017
Net loss attributable to BREIT stockholders	$(86,258)
Adjustments:
Real estate depreciation and amortization	121,793
Amount attributable to non-controlling interests for above adjustment	(1,704)
Funds from Operations attributable to BREIT stockholders	$33,831

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, organization costs, unrealized gains or losses from changes in the fair value of real estate-related securities, amortization of restricted stock awards, and performance participation allocation not paid in cash. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

For the Year Ended December 31, 2017
Funds from Operations attributable to BREIT stockholders	$33,831
Adjustments:
Straight-line rental income	(2,063)
Amortization of above- and below-market lease intangibles	(910)
Organization costs	1,838
Unrealized gains (losses) from changes in the fair value of real estate-related securities	(2,343)
Amortization of restricted stock awards	102
Performance participation allocation	16,974
Adjusted Funds from Operations attributable to BREIT stockholders	$47,429

FFO and AFFO should not be considered to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the year ended December 31, 2017, the Adviser elected to receive its management fee in Class I shares and we issued 664,411 unregistered Class I shares to the Adviser in satisfaction of the management fee through November 2017. Additionally, we issued 180,215 unregistered Class I shares to the Adviser in January 2018 in satisfaction of the December 2017 management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 11 to our consolidated financial statements, the performance participation allocation became payable on December 31, 2017 and in January 2018, the Company issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On August 31, 2016, the Registration Statement on Form S-11 (File No. 333-213043) for the Offering was declared effective under the Securities Act. Amendment No. 5 to our Registration Statement was declared effective under the Securities Act on August 17, 2017. The initial offering price of each class of our common stock was $10.00 per share, plus applicable selling commissions and dealer manager fees. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

During the year ended December 31, 2017, we received net proceeds of $1.7 billion from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	130,110,731	5,624,614	3,955,114	30,059,850	169,750,309
Gross offering proceeds	$1,338,560	$59,486	$40,849	$305,624	$1,744,519
Selling commissions and dealer manager fees	(14,801)	(1,689)	—	—	(16,490)
Accrued stockholder servicing fees	(6,700)	(128)	(25)	—	(6,853)
Net offering proceeds	$1,317,059	$57,669	$40,824	$305,624	$1,721,176

We primarily used the net proceeds from the Offering toward the acquisition of $3.4 billion of real estate and $930 million of real estate-related securities. In addition to the net proceeds from the Offering we financed our acquisitions with $1.9 billion of financing secured by our investments in real estate, $683 million of repurchase agreements, and $5.3 million of net borrowings on the line of credit from Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone (“Line of Credit”). See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

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

During the year ended December 31, 2017, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2017	—	—	$—	—	—
February 1 - February 28, 2017	—	—	—	—	—
March 1 - March 31, 2017	—	—	—	—	—
April 1 - April 30, 2017	—	—	—	—	—
May 1 - May 31, 2017	—	—	—	—	—
June 1 - June 30, 2017	—	—	—	—	—
July 1 - July 31, 2017	—	—	—	—	—
August 1 - August 31, 2017	3,594	0.00%	9.80	3,594	—
September 1 - September 30, 2017	15,327	0.01%	9.90	15,327	—
October 1 - October 31, 2017	37,707	0.03%	9.95	37,707	—
November 1 - November 30, 2017	—	—	—	—	—
December 1 - December 31, 2017	10,260	0.01%	10.39	10,260	—
Total	66,888	N/M	$10.00	66,888	—

(1)

Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $80.6 million of Class S, Class T, Class D and Class I shares based on our November 30, 2017 NAV in the fourth quarter of 2017 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the year ended December 31, 2017 and for the period March 2, 2016 (date of initial capitalization) through December 31, 2016. The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-25 of this report.

	For the year ended December 31,	For the Period March 2, 2016 (date of initial capitalization) through December 31,
	2017	2016
Operating Data
Total revenues	$157,932	$—
Total expenses	226,858	115
Total other (expense) income	(18,624)	—
Net loss	(87,550)	(115)
Net loss attributable to BREIT stockholders	$(86,258)	$(115)

Per Share Data
Net loss per share of common stock — basic and diluted	$(0.90)	$(5.74)
Gross distributions declared per share of common stock(1)	$0.4782	$—

Balance Sheet Data
Total assets	$4,625,308	$200
Real estate, net	3,406,555	—
Investments in real estate-related securities	915,742	—
Mortgage notes, term loans, and revolving credit facilities, net	2,111,291	—
Repurchase agreements	682,848	—
Affiliate line of credit	5,374	—
Total equity	1,509,639	85

(1)

Represents the gross distributions declared for Class S and Class I shares for the year ended December 31, 2017. We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T shares prior to such date.

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

Overview

BREIT is a non-exchange traded, perpetual life real estate investment trust ("REIT") that acquires primarily stabilized income-oriented commercial real estate in the United States and to a lesser extent real estate-related securities. We are externally managed by BX REIT Advisors L.L.C., a subsidiary of Blackstone. We are the sole general partner of BREIT OP, a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We operate our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities.

We intend to qualify as a REIT under the Code for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of January 1, 2017, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of March 19, 2018, we had received net proceeds of $2.3 billion from selling an aggregate of 226,804,071 shares of our common stock (consisting of 163,218,275 Class S shares, 9,741,552 Class T shares, 6,823,284 Class D shares, and 47,020,960 Class I shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”.

2017 Highlights

Operating results:

•	Satisfied the minimum offering requirements and broke escrow on January 1, 2017 with $279.0 million of net proceeds.
•	Raised $1.7 billion of net proceeds in the Offering from approximately 13,000 investors during the year ended December 31, 2017.
•	Declared monthly distributions, beginning March 31, 2017, totaling $46.3 million for the year ended December 31, 2017.
•

Total return without upfront selling commissions of 9.9% for Class S, 6.8% for Class T, 8.4% for Class D, and 10.7% for Class I shares. Total return with upfront selling commissions of 6.2% for Class S and 3.2% for Class T shares.

Investments:

•

Closed 27 transactions with a total purchase price of $3.6 billion, inclusive of closing costs resulting in a diversified portfolio of stabilized (92% portfolio occupancy, excluding our hotel investments) income-producing commercial real estate assets concentrated in high growth markets across the U.S.

•

Our 115 properties as of December 31, 2017 consisted of Multifamily (71% based on fair value), Industrial (18%), Hotel (8%), and Retail (3%) and our portfolio of real estate was concentrated in the following regions: South (53%), West (33%), East (8%), and Midwest (6%).

•	Made 38 investments in real estate-related securities in the form of CMBS positions throughout the year and held 37 positions as of December 31, 2017 with a total cost basis of $913.4 million.
•

CMBS investments as of December 31, 2017 were diversified by credit rating — BB (47% based on fair value), B (31%), BBB (21%), and Other (1%) and collateral backing — Hospitality (61%), Office (28%), Residential (6%), Retail (3%) and Industrial (2%).

Financings:

•	Closed or assumed an aggregate of $2.1 billion in property level financing.
•	Entered into three master repurchase agreements secured by our CMBS investments with an outstanding balance of $682.8 million as of December 31, 2017.
•	Obtained a $250.0 million unsecured line of credit from Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone.

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real properties and real estate-related securities based on fair value as of December 31, 2017:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2017:

Acquisitions of Real Estate

During the year ended December 31, 2017, we invested $3.6 billion in real estate investments consisting of 92 wholly-owned properties and 23 properties through five joint ventures. The following table provides information regarding our portfolio of real properties as of December 31, 2017:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Acquisition Price (in thousands)(2)	Sq. Feet (in thousands)/ Number of Rooms/Units	Occupancy Rate(3)
Multifamily:
TA Multifamily Portfolio	6	Various(4)	Apr. 2017	100%	$432,593	2,514 units	95%
Aston Multifamily Portfolio	12	Various(4)	Nov. 2017	90%	381,445	3,301 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	201,578	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	170,965	972 units	90%
ACG II Multifamily	4	Various(5)	Sept. 2017	94%	148,038	932 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	147,039	748 units	92%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	146,161	1,192 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	142,129	1,032 units	91%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	139,468	546 units	67%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	134,452	803 units	78%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thorton, CO	Dec. 2017	95%	127,819	635 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	115,427	674 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	107,027	466 units	90%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	95,035	396 units	75%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	83,572	539 units	93%
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	40,983	388 units	90%
Total Multifamily	48				2,613,731	15,888 units

Industrial:
HS Industrial Portfolio	38	Various(4)	Apr. 2017	100%	405,930	5,972 sq. ft.	95%
Southeast Industrial Portfolio	5	Various(6)	Nov. 2017	100%	116,487	1,927 sq. ft.	90%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	74,283	578 sq. ft.	100%
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	32,751	878 sq. ft.	91%
Total Industrial	55				629,451	9,355 sq. ft.

Hotel:
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	81,762	374 rooms	77%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	65,321	236 rooms	81%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	58,973	469 rooms	73%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	35,332	150 rooms	75%
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	32,687	127 rooms	84%
Total Hotel	10				274,075	1,356 rooms

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	54,223	237 sq. ft.	95%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	45,898	166 sq. ft.	100%
Total Retail	2				100,121	403 sq. ft.

Total Investments in Real Estate	115				$3,617,378

(1)	Certain of the joint venture agreements entered into by BREIT provide the other partner a profits interest based on certain internal rate of return hurdles being achieved.
(2)	Purchase price is inclusive of acquisition-related costs.
(3)	The occupancy rate is as of December 31, 2017 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate from the date of acquisition to December 31, 2017.
(4)	See property description below for geographical breakdown.
(5)	The ACG II Multifamily Portfolio consists of four garden style properties in Modesto, CA, Olympia, WA, Flagstaff, AZ and Gilbert, AZ.
(6)	The Southeast Industrial Portfolio consists of five industrial properties located in the following three submarkets: Jacksonville, FL, Nashville, TN, and Atlanta, GA.

Subsequent to December 31, 2017, the Company acquired the Canyon Industrial Portfolio (as defined below) and an aggregate of $289.9 million of real estate across two separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

The following provides descriptions of select properties in our portfolio:

TA Multifamily Portfolio

On April 13, 2017, we acquired fee simple interests in six high quality multifamily properties totaling 2,514 units (the “TA Multifamily Portfolio”) for $432.6 million. The TA Multifamily Portfolio consists of a 32-floor high quality property in downtown Orlando and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

We believe the TA Multifamily Portfolio’s markets benefit from attractive fundamentals. Employment and population growth in the portfolio’s markets in 2016 were each more than double the national average. Further, multifamily occupancy in the portfolio’s markets has been stable, remaining above 92% over the last 21 years. The properties in the TA Multifamily Portfolio face competition from similarly situated properties in and around their respective submarkets.

The acquisition of the TA Multifamily Portfolio was funded with cash on hand, which primarily consisted of proceeds from the Offering, and a $95.0 million draw on the $250 million Line of Credit. Subsequent to acquisition we have financed this portfolio with $274.8 million in mortgages. See “— Liquidity and Capital Resources” for further information regarding the Line of Credit.

HS Industrial Portfolio

On April 18, 2017, we acquired a fee simple interest in the HS Industrial Portfolio (the “HS Industrial Portfolio”), a six million square foot collection of predominantly infill industrial assets, for $405.9 million. The HS Industrial Portfolio consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

We believe the HS Industrial Portfolio’s markets benefit from attractive fundamentals. Over the last two years, market rents have increased by 5% annually while vacancy has declined by approximately 100 basis points to 5.2%. Infill industrial supply in these markets was constrained at 0.6% of stock throughout 2017 given limited land availability near these population centers. The positive fundamentals have resulted in weighted average releasing spreads of 12% over the last two years. “Releasing spreads” is a measurement of the change in rent per square foot between new and expiring leases at a property. The properties in the HS Industrial Portfolio face competition from similarly situated properties in and around their respective submarkets.

The acquisition of the HS Industrial Portfolio was funded through a combination of cash on hand, which primarily consisted of proceeds from the Offering, a $5.0 million draw on the Line of Credit, and a $292.0 million loan. See “— Liquidity and Capital Resources” for further information regarding the HS Industrial Portfolio financing.

Emory Point

On May 2, 2017, we acquired a leasehold interest in Emory Point, a Class A+ multifamily property totaling 750 units and 124,000 square feet of walkable retail space in Atlanta, Georgia (“Emory Point”), for $201.6 million. The prepaid ground lease with Emory University had a remaining term of 71 years at the time of acquisition. Emory Point was recently constructed in 2015 and is located adjacent to Emory University and across the street from the Center for Disease Control and Prevention’s headquarters. The property’s immediate submarket has no new multifamily supply and the property is the only new multifamily project delivered in the property’s immediate submarket since 2010.

The acquisition of Emory Point was funded through a combination of cash on hand, which primarily consisted of proceeds from the Offering and a $130.0 million mortgage loan. See “— Liquidity and Capital Resources” for further information regarding the Emory Point financing.

Aston Multifamily Portfolio

On November 15, 2017, we acquired a fee simple interest in twelve multifamily properties totaling 3,301 units for $381.4 million (the “Aston Multifamily Portfolio”). The properties were acquired through a 90% joint venture with the seller. The Aston Multifamily Portfolio is located in four markets: Austin/San Antonio, Texas (49% of units), Dallas/Fort Worth, Texas (25% of units), Nashville, Tennessee (22% of units) and Louisville, Kentucky (4% of units). The Aston Multifamily Portfolio experienced strong performance in 2017 with 3.4% September year to date rent growth versus the national average of 2.2%. We believe the Aston Multifamily Portfolio markets benefit from attractive fundamentals. 2016 employment growth in the portfolio’s markets was 3.5% versus the national average of 1.7%. 2016 population growth in the portfolio’s markets was 2.1% versus the national average of 0.7%.  Further, multifamily occupancy in the portfolio’s markets has been stable, averaging 94% over the last 21 years. The acquisition of the Aston Multifamily Portfolio was funded through a combination of cash on hand, which primarily consisted of proceeds from the Offering, draws on the Line of Credit and revolving industrial facility, and $266.4 million of property level loans. See “— Liquidity and Capital Resources” for further information regarding the Aston Multifamily Portfolio financing.

Canyon Industrial Portfolio

On March 9, 2018, we acquired a fee simple interest in a 22 million square foot industrial portfolio (the “Canyon Industrial Portfolio”) for approximately $1.8 billion, excluding closing costs. The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago (18% of November 2017 base rent), Dallas (12%), Baltimore/Washington, D.C. (12%), Los Angeles/Inland Empire (7%), South/Central Florida (7%), New Jersey (7%), and Denver (6%).

We believe the Canyon Industrial Portfolio’s markets benefit from attractive fundamentals. Industrial vacancy across the Canyon Industrial Portfolio’s markets has continued to decline over the past seven years and was just 4.6% at the time of acquisition, while rents across the portfolio’s markets have increased 5.7% year-over-year. The continued market rent growth in the Canyon Industrial Portfolio’s markets resulted in rents on new leases exceeding rents on expiring leases by 9% in the portfolio during the third quarter of 2017. We believe the Canyon Industrial Portfolio will further benefit from these attractive fundamentals as the portfolio was only 90% leased at the time of acquisition versus average occupancy in the portfolio’s markets of 95%.

The Canyon Industrial Portfolio is leased to 377 tenants including e-commerce and logistics companies such as Amazon, FedEx, and DHL as well as Coca-Cola, Fiat Chrysler, and the U.S. Government.  As of November 30, 2017, the Canyon Industrial Portfolio had a 4-year weighted average lease life with no more than 16% of square footage expiring in a single year and no single tenant occupying 5% or more of the portfolio’s aggregate square footage. The properties in the Canyon Industrial Portfolio face competition from similarly situated properties in and around their respective submarkets.

The acquisition of the Canyon Industrial Portfolio was funded through a combination of a $1.1 billion mortgage secured by the Canyon Industrial Portfolio, a $200.0 million mezzanine loan secured by equity interests in the Canyon Industrial Portfolio, and available cash. The mortgage has a term of 84 months and an interest rate of 4.10% per annum and the mezzanine loan has a term of 84 months and an interest rate of 5.85% per annum.

Investments in Real Estate-Related Securities

As of December 31, 2017, our real estate-related securities consisted of 37 investments in floating-rate commercial mortgage backed securities. The following table details our investments in CMBS as of December 31, 2017 ($ in thousands):

Number of Positions(1)	Credit Rating(2)	Collateral	Weighted Average Coupon(3)	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
15	BB	Hospitality, Office, Residential, Retail	L+3.21%	2/1/2033	$423,770	$423,658	$424,419
10	B	Hospitality, Office, Residential	L+4.05%	6/27/2034	284,371	284,127	285,037
9	BBB	Office, Hospitality, Residential, Industrial, Retail	L+2.28%	8/17/2032	194,013	193,838	194,549
3	Other	Residential	L+2.50%	9/15/2026	11,749	11,749	11,737
37					$913,903	$913,372	$915,742

(1)	For details regarding affiliate relationships with respect to certain of our CMBS investments, see Note 5 to our consolidated financial statements.
(2)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B   represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2017, were either not ratable or have not been submitted to ratings agencies.

(3)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).

The following charts further describe the diversification of our CMBS investments by credit rating and collateral type based on fair value as of December 31, 2017:

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that as of December 31, 2017, were either not ratable or have not been submitted to ratings agencies.

Subsequent to December 31, 2017, we purchased an aggregate of $169.5 million of floating-rate CMBS.

Rental and Hotel Revenue

The following table details our rental revenue and hotel revenue by segment ($ in thousands):

	For the Year Ended	Percentage of
	December 31,	Total Rental and
	2017	Hotel Revenue
Rental revenue
Multifamily	$82,846	59%
Industrial	24,034	17%
Retail	3,549	3%
Total rental revenue	110,429	79%
Hotel revenue	29,916	21%
Total rental and hotel revenue	$140,345	100%

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of December 31, 2017 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2018	21	4,291	9%	785	9%
2019	21	6,051	12%	1,146	13%
2020	22	3,370	7%	580	7%
2021	27	8,221	16%	1,476	17%
2022	21	7,269	14%	1,351	16%
2023	28	13,195	26%	2,388	27%
2024	11	1,736	3%	193	2%
2025	11	3,295	7%	535	6%
2026	5	1,040	2%	101	1%
2027	3	300	1%	22	0%
Thereafter	2	1,463	3%	168	2%
Total	172	$50,231	100%	8,745	100%

(1)

Annualized base rent is determined from the annualized December 31, 2017 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Hotel Metrics

The following table details the average daily rate and the revenue per available room (“RevPAR”) for our hotel properties for the period of ownership during the year ended December 31, 2017:

	For the Period of Ownership During the Year Ended December 31, 2017
Property	Average Daily Rate	RevPAR
Hyatt Place UC Davis	$164	$138
Hyatt Place San Jose Downtown	$212	$171
Florida Select-Service 4-Pack	$110	$81
Hyatt House Downtown Atlanta	$176	$131
Boston/Worchester Select Service 3-Pack	$133	$123

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our consolidated financial statements.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31, 2017	For the Period March 2, 2016 (date of initial capitalization) through December 31, 2016
Revenues
Rental revenue	$110,429	$—
Tenant reimbursement income	10,952	—
Hotel revenue	29,916	—
Other revenue	6,635	—
Total revenues	157,932	—
Expenses
Rental property operating	51,115	—
Hotel operating	20,417	—
General and administrative	7,692	115
Management fee	8,867	—
Performance participation allocation	16,974	—
Depreciation and amortization	121,793	—
Total expenses	226,858	115
Other income (expense)
Income from real estate-related securities	17,749	—
Interest income	454	—
Interest expense	(36,884)	—
Other income	57	—
Total other (expense) income	(18,624)	—
Net loss	(87,550)	(115)
Net loss attributable to non-controlling interests	1,292	—
Net loss attributable to BREIT stockholders	$(86,258)	$(115)

From March 2, 2016 (date of our initial capitalization) through December 31, 2016, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. We commenced selling shares in October 2016 and broke escrow as of January 1, 2017.

Total Revenues

During the year ended December 31, 2017, total revenues were $157.9 million driven primarily by Rental Revenue and Hotel Revenue from our 27 investments in real property.

Rental Property and Hotel Operating Expenses

During the year ended December 31, 2017, Rental Property and Hotel Operating Expenses were $71.5 million, driven primarily by our 27 investments in real property.

General and Administrative Expenses

During the year ended December 31, 2017, General and Administrative Expenses were $7.7 million, and consisted primarily of legal fees, accounting fees, transfer agent fees, other professional services fees, and expenses related to unconsummated acquisitions we are no longer pursuing. The $7.7 million of General and Administrative Expenses includes $1.8 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, transfer agent fees, and other costs related to our formation. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations. See Note 2 to our consolidated financial statements for further details on the accounting treatment of organization and offering costs.

During the period March 2, 2016 (date of our initial capitalization) through December 31, 2016 we incurred $115 thousand of General and Administrative Expenses. Such costs related to legal, accounting, board of directors fees and other corporate services.

Management Fee

In accordance with our Advisory Agreement, we began accruing the management fee beginning on July 1, 2017 based on our monthly NAV, as the Adviser had waived the management fee for the period January 1, 2017 through June 30, 2017. During the year ended December 31, 2017, the total management fee expense was $8.9 million.

Performance Participation Allocation

For the year ended December 31, 2017, the performance participation allocation was $17.0 million, as a result of the total BREIT return being greater than the 5% hurdle amount. Such amount was allocated to the Special Limited Partner. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. The $17.0 million in performance participation allocation for the year ended December 31, 2017 was settled in January 2018 with the issuance of approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation.

Depreciation and Amortization

For the year ended December 31, 2017, depreciation and amortization expenses were $121.8 million, driven by depreciation and amortization on our investments in real property.

Income from Real Estate-Related Securities

For the year ended December 31, 2017, income from real estate-related securities was $17.7 million, which consisted of interest income of $15.5 million and mark-to-market gains of $2.4 million, partially offset by a realized loss of $0.2 million on our investments in real estate-related securities.

Interest Income

For the year ended December 31, 2017, interest income was $0.5 million, which consisted of the interest earned on the cash deposited in a money market account.

Interest Expense

For the year ended December 31, 2017, interest expense was $36.9 million, which consisted of the interest expense incurred on our mortgage notes, term loans, revolving credit facilities, Line of Credit and borrowings under our repurchase agreements.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our organization and offering costs, operating expenses, capital expenditures and to pay debt service on any outstanding indebtedness we may incur. We anticipate our operating expenses will include, among other things, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash or requests that we repurchase shares previously issued to the Adviser for payment of the management fee), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation allocation in cash or requests that we repurchase shares previously issued to the Special Limited Partner for payment of the performance participation allocation), general corporate expenses, and fees and expenses related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Our indebtedness includes loans secured by our properties, master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) secured by our investments in real estate-related securities, and an unsecured line of credit. The following is a summary of our indebtedness as of December 31, 2017 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance
Loans secured by our properties:
Fixed rate mortgages	3.80%	1/17/2025	N/A	$1,468,294
BAML Industrial Term Loan(4)	L+2.10%	6/1/2022	N/A	186,000
BAML Revolving Credit Facility(4)	L+2.10%	6/1/2022	$186,000	186,000
Citi Revolving Credit Facility(5)	L+2.25%	10/26/2020	300,000	178,831
Floating rate mortgage	L+2.18%	5/9/2022	N/A	63,600
Capital One Term Loan(6)	L+1.80%	12/12/2022	N/A	22,500
Capital One Revolving Credit Facility(6)	L+1.80%	12/12/2022	20,600	20,600
Total loans secured by our properties				2,125,825

Repurchase agreement borrowings secured by our real estate-related securities:
Citi MRA	L+1.57%	8/23/2018	N/A	512,975
RBC MRA	L+1.54%	11/24/2018	N/A	150,238
BAML MRA	L+1.16%	2/9/2018(3)	N/A	19,635
Total repurchase agreement borrowings secured by our real estate-related securities				682,848

Unsecured loan:
Line of Credit	L+2.25%	1/23/2019	250,000	5,374

Total indebtedness				$2,814,047

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the loans secured by our properties and the Line of Credit, and (ii) the three-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in February 2018 into new nine or twelve month contracts.
(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of our industrial assets.
(5)	As of December 31, 2017, the Citi Revolving Credit Facility is secured by our hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by one of our industrial assets.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

For the Year Ended December 31, 2017
Cash flows provided by operating activities	$72,285
Cash flows used in investing activities	(4,322,344)
Cash flows provided by financing activities	4,407,588
Net increase in cash and cash equivalents and restricted cash	$157,529

Cash flows provided by operating activities were $72.3 million for the year ended December 31, 2017, primarily as a result of cash flows from the operations of our property investments and interest income on our investments in real estate-related securities.

Cash flows used in investing activities were $4.3 billion for the year ended December 31, 2017, primarily driven by our acquisitions of real estate investments of $3.4 billion and purchase of real estate-related securities of $930.1 million.

Cash flows provided by financing activities were $4.4 billion for the year ended December 31, 2017, primarily due to the $1.7 billion of net proceeds we received from the issuance of our common stock and $2.6 billion of net borrowings under our mortgage notes, term loans, affiliate line of credit, and repurchase agreements.

From March 2, 2016 (date of our initial capitalization) through December 31, 2016, we had not commenced our principal operations and as such, comparative results have not been analyzed.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2017 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$3,342,620	$785,516	$344,536	$630,465	$1,582,103
Ground leases	14,269	240	480	480	13,069
Organizational and offering costs	10,160	2,032	4,064	4,064	—
Other	5,383	—	1,015	2,128	2,240
Total	$3,372,432	$787,788	$350,095	$637,137	$1,597,412

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at December 31, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2017, the outstanding principal balance of our variable rate indebtedness was $1.3 billion and consisted of mortgage notes, term loans, revolving credit facilities, an affiliate line of credit, and repurchase agreements.

Certain of our mortgage loans, term loans, revolving credit facilities, and affiliate line of credit are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the year ended December 31, 2017, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $1.0 million.

Our repurchase agreements are variable rate and indexed to three-month U.S. Dollar denominated LIBOR. For the year ended December 31, 2017, a 10% increase in the three-month U.S. Dollar denominated LIBOR rate would have resulted in increased interest expense of $0.7 million.

Investments in real estate-related securities

As of December 31, 2017, our investments in real estate-related securities consisted of $915.7 million of CMBS. Our CMBS investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2017, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $1.6 million.

We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in CMBS is unknown. As of December 31, 2017, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $91.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2). See the accompanying Consolidated Financial Statements beginning on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 15 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Blackstone Real Estate Income Trust, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone Real Estate Income Trust’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

Blackstone Real Estate Income Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2017, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

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

3.4	Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated March 21, 2017

3.5

Second Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2017)

4.1*	Share Repurchase Plan

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.1*	Second Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C.

10.2

BREIT Operating Partnership L.P. Partnership Agreement, by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.C. and the limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.3

Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.4

Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.5

Valuation Services Agreement, by and among Altus Group U.S. Inc., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.6

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.7

Form of Independent Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.8

Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.9

Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.10

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of TA Realty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

10.11

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of High Street Realty Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

10.12

Interest Purchase Agreement between a subsidiary of the Company, Cabot Industrial Value Fund IV, L.P. and Cabot Industrial Value Fund IV Manager, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2017)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 19, 2018	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 19, 2018	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 19, 2018	/s/ Paul Quinlan
Date	Paul Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 19, 2018	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 19, 2018	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 19, 2018	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 19, 2018	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 19, 2018	/s/ Field Griffith
Date	Field Griffith
Director

March 19, 2018	/s/ Edward Lewis
Date	Edward Lewis
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statements of Operations for Year Ended December 31, 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-4

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-5

Consolidated Statements of Cash Flows for Year Ended December 31, 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2017 and for the period from March 2, 2016 (Date of Initial Capitalization) through December 31, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from March 2, 2016 (Date of Initial Capitalization) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 19, 2018

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Investments in real estate, net	$3,406,555	$—
Investments in real estate-related securities	915,742	—
Cash and cash equivalents	31,166	200
Restricted cash	126,563	—
Other assets	145,282	—
Total assets	$4,625,308	$200
Liabilities and Equity
Mortgage notes, term loans, and revolving credit facilities, net	$2,111,291	$—
Repurchase agreements	682,848	—
Affiliate line of credit	5,374	—
Due to affiliates	133,071	86
Accounts payable, accrued expenses, and other liabilities	182,835	29
Total liabilities	$3,115,419	$115

Commitments and contingencies	—	—
Redeemable non-controlling interest	250	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 130,085,145 and no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,301	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,624,614 and no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	56	—
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 3,955,114 and no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	40	—
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 30,719,160 and 20,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	307	—
Additional paid-in capital	1,616,720	200
Accumulated deficit and cumulative distributions	(132,633)	(115)
Total stockholders' equity	1,485,791	85
Non-controlling interests	23,848	—
Total equity	1,509,639	85
Total liabilities and equity	$4,625,308	$200

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Period March 2, 2016 (date of initial capitalization) through December 31,
	2017	2016
Revenues
Rental revenue	$110,429	$—
Tenant reimbursement income	10,952	—
Hotel revenue	29,916	—
Other revenue	6,635	—
Total revenues	157,932	—
Expenses
Rental property operating	51,115	—
Hotel operating	20,417	—
General and administrative	7,692	115
Management fee	8,867	—
Performance participation allocation	16,974	—
Depreciation and amortization	121,793	—
Total expenses	226,858	115
Other income (expense)
Income from real estate-related securities	17,749	—
Interest income	454	—
Interest expense	(36,884)	—
Other income	57	—
Total other (expense) income	(18,624)	—
Net loss	$(87,550)	$(115)
Net loss attributable to non-controlling interests	$1,292	$—
Net loss attributable to BREIT stockholders	$(86,258)	$(115)
Net loss per share of common stock — basic and diluted	$(0.90)	$(5.74)
Weighted-average shares of common stock outstanding, basic and diluted	95,586,290	20,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Par Value					Accumulated
	Common	Common	Common	Common	Additional	Deficit and	Total	Non-
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	controlling	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Interests	Equity
Balance at March 2, 2016 (Date of Initial Capitalization)	$—	$—	$—	$—	$200	$—	$200	$—	$200

Net loss	—	—	—	—	—	(115)	(115)	—	(115)

Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$85

Common stock issued	1,283	56	40	302	1,724,274	—	1,725,955	—	1,725,955

Offering costs	—	—	—	—	(132,691)	—	(132,691)	—	(132,691)

Distribution reinvestment	18	—	—	6	25,503	—	25,527	—	25,527

Common stock repurchased	—	—	—	(1)	(668)	—	(669)	—	(669)

Amortization of restricted stock grants	—	—	—	—	102	—	102	—	102

Net loss	—	—	—	—	—	(86,258)	(86,258)	(1,292)	(87,550)

Distributions declared on common stock	—	—	—	—	—	(46,260)	(46,260)	—	(46,260)

Contributions from non-controlling interests	—	—	—	—	—	—	—	25,336	25,336

Distributions from non-controlling interests	—	—	—	—	—	—	—	(196)	(196)

Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$1,509,639

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2017	For the Period March 2, 2016 (date of initial capitalization) through December 31, 2016
Cash flows from operating activities:
Net loss	$(87,550)	$(115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	8,867	—
Performance participation allocation	16,974	—
Depreciation and amortization	121,793	—
Unrealized gain on changes in fair value of financial instruments	(2,366)	—
Other items	228	—
Change in assets and liabilities:
(Increase) / decrease in other assets	(19,002)	—
Increase / (decrease) in due to affiliates	3,833	86
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	29,508	29
Net cash provided by operating activities	72,285	—
Cash flows from investing activities:
Acquisitions of real estate	(3,393,674)	—
Capital improvements to real estate	(9,953)	—
Pre-acquisition costs	(5,166)	—
Purchase of real estate-related securities	(930,147)	—
Proceeds from settlement of real estate-related securities	16,596	—
Net cash used in investing activities	(4,322,344)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,718,992	—
Offering costs paid	(22,293)	—
Subscriptions received in advance	107,576	—
Repurchase of common stock	(669)	—
Borrowings from mortgage notes, term loans, and revolving credit facilities	2,174,030	—
Repayments from mortgage notes, term loans, and revolving credit facilities	(247,570)
Borrowings under repurchase agreements	695,419	—
Settlement of repurchase agreements	(12,571)	—
Borrowings from affiliate line of credit	1,089,350	—
Repayments on affiliate line of credit	(1,084,100)	—
Payment of deferred financing costs	(22,949)	—
Contributions from non-controlling interests	25,586	—
Distributions to non-controlling interests	(196)
Distributions	(13,017)	—
Net cash provided by financing activities	4,407,588	—
Net change in cash and cash equivalents and restricted cash	157,529	—
Cash and cash equivalents and restricted cash, beginning of period	200	200
Cash and cash equivalents and restricted cash, end of period	$157,729	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$31,166	$200
Restricted cash	126,563	—
Total cash and cash equivalents and restricted cash	$157,729	$200
Supplemental disclosures:
Interest paid	$27,073	$—
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$199,365	$—
Assumption of other liabilities in conjunction with acquisitions of real estate	$23,008	$—
Accrued capital expenditures and acquisition related costs	$687	$—
Accrued pre-acquisition costs	$1,422	$—
Accrued distributions	$7,716	$—
Accrued stockholder servicing fee due to affiliate	$102,076	$—
Accrued offering costs due to affiliate	$8,322	$—
Distribution reinvestment	$25,527	$—

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) was formed on November 16, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. The Company invests primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of January 1, 2017, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of December 31, 2017, the Company had issued and sold 170,384,033 shares of the Company’s common stock (consisting of 130,085,145 Class S shares, 5,624,614 Class T shares, 3,955,114 Class D shares, and 30,719,160 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of December 31, 2017, the Company owned 27 investments in real estate and had 37 positions in commercial mortgage-backed securities (“CMBS”). The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Financial results by segment are reported in Note 14 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the subsidiaries and joint ventures in which it has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. All intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates partially owned entities, in which it has a controlling financial interest. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. BREIT OP and each of the Company’s joint ventures are considered to be a VIE. The Company consolidates these entities because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

As of December 31, 2017, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $947.9 million and $645.5 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments in Real Estate

In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The Company has early adopted Accounting Standards Update 2017-01 — Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

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

Intangible assets and intangible liabilities are recorded as a component of Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations. The amortization of below-market and pre-paid ground leases are recorded as an adjustment to Rental Property Operating or Hotel Operating Expenses, as applicable, on the Company’s Consolidated Statements of Operations.

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

During the year ended December 31, 2017 the Company wrote off $29.5 million of fully amortized in-place lease intangibles. Such write offs did not have an impact on the Company’s earnings.

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

Restricted Cash

As of December 31, 2017, restricted cash primarily consists of $107.6 million of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s revolving credit facilities and affiliate line of credit are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

Tenant reimbursement income — primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.

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

The Adviser agreed to advance certain organization and offering costs on behalf of the Company interest free (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017, the day before the first anniversary of the date as of which escrow for the Offering was released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

As of December 31, 2017, the Adviser and its affiliates had incurred organization and offering costs on the Company’s behalf of $10.2 million, consisting of offering costs of $8.4 million and organization costs of $1.8 million. Such costs became the Company’s liability on January 1, 2017, the date as of which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheet as of December 31, 2017.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2017:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2017, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2017, the Company had accrued $102.1 million of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2017. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organization and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. As of December 31, 2017, the Company recorded a deferred tax asset of $0.3 million due to its hotel investments within Other Assets on the Company’s Consolidated Balance Sheets and recorded such amount as a tax benefit within Other Income on the Company’s Consolidated Statements of Operations.

Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework under GAAP that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of December 31, 2017, the Company’s $915.7 million of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at fair value. As of December 31, 2017, the Company’s investments in real estate-related securities consisted of CMBS, which are mortgage-related fixed income securities. Mortgage-related securities are usually issued as separate tranches, or classes, of securities within each deal. The Company generally determines the fair value of its CMBS by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

The fair value of the Company’s mortgage notes, term loans, and revolving credit facility, repurchase agreements, and affiliate line of credit all approximate their carrying value.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of December 31, 2017, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The majority of the Company’s revenue is derived from tenant leases at multifamily, industrial and retail properties and leases are scoped out of ASU 2014-09. As such the adoption of ASU 2014-09 will not have an impact on both the Rental Revenue and Tenant Reimbursement Income revenue streams. Due to the fact that the Company’s hotel properties are select service hotels whereby the customer is generally allowed to cancel their reservation within a certain period of time, the Company has determined that the adoption of ASU 2014-09 will not have a material impact on the revenue recognition policy for the Company’s Hotel Revenue stream.

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

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

December 31, 2017
Building and building improvements	$2,815,348
Land and land improvements	574,253
Furniture, fixtures and equipment	64,080
Total	3,453,681
Accumulated depreciation	(47,126)
Investments in real estate, net	$3,406,555

During the year ended December 31, 2017, the Company acquired interests in 27 real estate investments, which were comprised of 55 industrial, 48 multifamily, 10 hotel, and 2 retail properties. As of December 31, 2016, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the year ended December 31, 2017 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Sector	Acquisition Date	Purchase Price(2)
Hyatt Place UC Davis(3)	100%	1	Davis, CA	Hotel	Jan. 2017	$32,687
Sonora Canyon Apartments	100%	1	Mesa, AZ	Multifamily	Feb. 2017	40,983
Stockton Industrial Park	100%	1	Stockton, CA	Industrial	Feb. 2017	32,751
Bakers Centre	100%	1	Philadelphia, PA	Retail	Mar. 2017	54,223
TA Multifamily Portfolio	100%	6	Various(4)	Multifamily	Apr. 2017	432,593
HS Industrial Portfolio	100%	38	Various(5)	Industrial	Apr. 2017	405,930
Emory Point(3)	100%	1	Atlanta, GA	Multifamily(6)	May 2017	201,578
Nevada West Multifamily	100%	3	Las Vegas, NV	Multifamily	May 2017	170,965
Hyatt Place San Jose Downtown	100%	1	San Jose, CA	Hotel	June 2017	65,321
Mountain Gate & Trails Multifamily	100%	2	Las Vegas, NV	Multifamily	June 2017	83,572
Elysian West Multifamily	100%	1	Las Vegas, NV	Multifamily	July 2017	107,027
Florida Select-Service 4-Pack	100%	4	Tampa & Orlando, FL	Hotel	July 2017	58,973
Hyatt House Downtown Atlanta	100%	1	Atlanta, GA	Hotel	Aug. 2017	35,332
Harbor 5 Multifamily	100%	5	Dallas, TX	Multifamily	Aug. 2017	146,161
Gilbert Multifamily	90%	2	Gilbert, AZ	Multifamily	Sept. 2017	147,039
Domain & GreenVue Multifamily	100%	2	Dallas, TX	Multifamily	Sept. 2017	134,452
Fairfield Industrial Portfolio	100%	11	Fairfield, NJ	Industrial	Sept. 2017	74,283
ACG II Multifamily Portfolio	94%	4	Various (7)	Multifamily	Sept. 2017	148,038
Plaza Del Sol Retail	100%	1	Burbank, CA	Retail	Oct. 2017	45,898
Boston/Worcester Select-Service 3-Pack	100%	3	Boston & Worcester, MA	Hotel	Oct. 2017	81,762
Southeast Industrial Portfolio	100%	5	Various (8)	Industrial	Nov. 2017	116,487
Olympus Multifamily	95%	3	Jacksonville, FL	Multifamily	Nov. 2017	142,129
Aston Multifamily Portfolio	90%	12	Various (9)	Multifamily	Nov. 2017	381,445
Amberglen West Multifamily	100%	1	Hillsboro, OR	Multifamily	Nov. 2017	95,035
Talavera and Flamingo Multifamily	100%	2	Las Vegas, NV	Multifamily	Dec. 2017	115,427
Walden Pond & Montair Multifamily Portfolio	95%	2	Everet, WA and Thornton, CO	Multifamily	Dec. 2017	127,819
Signature at Kendall Multifamily	100%	1	Miami, FL	Multifamily	Dec. 2017	139,468
		115				$3,617,378

(1)	Certain of the joint venture agreements entered into by BREIT provide the other partner a profits interest based on certain internal rate of return hurdles being achieved.
(2)	Purchase price is inclusive of acquisition related costs.
(3)

The Hyatt Place UC Davis and Emory Point are each subject to a ground lease. The Emory Point ground lease was prepaid by the seller and is recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.

(4)

The TA Multifamily Portfolio consists of a 32-floor property in downtown Orlando (“55 West”) and five garden style properties located in the suburbs of Palm Beach Gardens, Orlando, Chicago, Dallas and Kansas City.

(5)

The HS Industrial Portfolio consists of 38 industrial properties located in six submarkets, with the following concentration based on square footage: Atlanta (38%), Chicago (23%), Houston (17%), Harrisburg (10%), Dallas (10%) and Orlando (2%).

(6)	Emory Point also includes 124,000 square feet of walkable retail space.
(7)	The ACG II Multifamily Portfolio consists of four garden style properties in Modesto, CA, Olympia, WA, Flagstaff, AZ and Gilbert, AZ.
(8)	The Southeast Industrial Portfolio consists of 5 industrial properties located in Jacksonville, FL, Nashville, TN and Atlanta, GA.
(9)	The Aston Multifamily Portfolio consists of 12 multifamily properties located in five markets: Austin, San Antonio, and Dallas/Fort Worth, TX, Nashville, TN and Louisville, KY.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2017 ($ in thousands):

	TA Multifamily Portfolio	HS Industrial Portfolio	Aston Multifamily Portfolio	Emory Point	Nevada West	All Other	Total
Building and building improvements	$337,889	$345,391	$306,602	$171,709	$145,305	$1,501,061	$2,807,957
Land and land improvements	68,456	45,081	47,645	—	17,409	394,410	573,001
Furniture, fixtures and equipment	4,651	—	4,926	3,040	2,833	46,766	62,216
In-place lease intangibles	21,880	20,793	22,272	11,207	5,418	79,740	161,310
Below-market ground lease intangibles	—	—	—	—	—	4,623	4,623
Above-market lease intangibles	24	2,726	—	84	—	3,836	6,670
Below-market lease intangibles	(307)	(8,061)	—	(576)	—	(6,245)	(15,189)
Prepaid ground lease rent	—	—	—	16,114	—	—	16,114
Other intangibles	—	—	—	—	—	676	676
Total purchase price	$432,593	$405,930	$381,445	$201,578	$170,965	$2,024,867	$3,617,378
Assumed mortgage notes(1)	—	—	—	—	—	200,967	200,967
Net purchase price	$432,593	$405,930	$381,445	$201,578	$170,965	$1,823,900	$3,416,411

(1)

Includes assumed mortgage notes with an outstanding principal balance of $199.4 million and premium on mortgage notes of $1.6 million as of December 31, 2017. Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, below-market ground lease intangibles, above-market lease intangibles, below-market lease intangibles, prepaid ground lease rent and other intangibles of the properties acquired during the year ended December 31, 2017 were 3, 53, 6, 6, 71 and 4 years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

December 31, 2017
Intangible assets:
In-place lease intangibles	$131,833
Below-market ground lease intangibles	4,623
Above-market lease intangibles	6,670
Prepaid ground lease rent	16,114
Other	676
Total intangible assets	159,916
Accumulated amortization:
In-place lease amortization	(45,160)
Below-market ground lease amortization	(85)
Above-market lease amortization	(600)
Prepaid ground lease rent amortization	(151)
Other	(76)
Total accumulated amortization	(46,072)
Intangible assets, net	$113,844
Intangible liabilities:
Below-market lease intangibles	$14,920
Accumulated amortization	(1,764)
Intangible liabilities, net	$13,156

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2017 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Pre-paid Ground Lease Intangibles	Below-market Lease Intangibles
2018	$55,581	78	$1,334	$227	$(2,868)
2019	9,039	79	1,109	227	(2,555)
2020	7,594	79	1,078	227	(2,281)
2021	6,385	79	1,041	227	(2,029)
2022	4,162	79	893	227	(1,425)
Thereafter	3,912	4,144	615	14,828	(1,998)
	$86,673	$4,538	$6,070	$15,963	$(13,156)

5. Investments in Real Estate-Related Securities

The following table details the Company’s investments in real estate-related securities, which consisted solely of CMBS as of December 31, 2017 ($ in thousands):

Number of Positions	Credit Rating(1)	Collateral	Weighted Average Coupon(2)	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
15	BB	Hospitality, Office, Residential, Retail	L+3.21%	2/1/2033	$423,770	$423,658	$424,419
10	B	Hospitality, Office, Residential	L+4.05%	6/27/2034	284,371	284,127	285,037
9	BBB	Office, Hospitality, Residential, Industrial, Retail	L+2.28%	8/17/2032	194,013	193,838	194,549
3	Other	Residential	L+2.50%	9/15/2026	11,749	11,749	11,737
37					$913,903	$913,372	$915,742

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2017, were either not ratable or have not been submitted to ratings agencies.

(2)	The term “L” refers to the three-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2017, three-month LIBOR was equal to 1.7%.

As of December 31, 2017, the Company’s investments in real estate-related securities included 18 CMBS with a total cost basis of $559.6 million collateralized by properties owned by Blackstone-advised investment vehicles and three CMBS with a total cost basis of $63.5 million collateralized by a loan originated by a Blackstone-advised investment vehicle. Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by Blackstone and its affiliates (including the Company) represented a minority participation in any individual tranche. The Company acquired its minority participation interests from third-party investment banks on market terms negotiated by the majority third-party investors. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing, loans underlying, or have an interest in a different part of the capital structure related to such CMBS. For the year ended December 31, 2017, the Company recorded interest income of $10.2 million and an unrealized gain of $1.9 million related to its investments in such CMBS. Such amounts were reported as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.

As described in Note 2, the Company classifies its investments in real estate-related securities as trading and records these investments at fair value in Real Estate-Related Securities on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2017, the Company recorded an unrealized gain of $2.4 million as a component of Income From Real Estate-Related Securities in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2017, one of the Company’s CMBS investments was fully repaid and two of the Company’s investments partially repaid. As such, the Company recorded a realized loss of $0.2 million as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations. The Company did not sell any securities during the year ended December 31, 2017.

6. Mortgage Notes, Term Loans, and Revolving Credit Facilities

The following is a summary of the mortgage notes, term loans, and revolving credit facilities secured by the Company’s properties as of December 31, 2017 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance(3)
Fixed rate mortgages	3.80%	1/17/2025	N/A	$1,468,294
BAML Industrial Term Loan(4)	L+2.10%	6/1/2022	N/A	186,000
BAML Revolving Credit Facility(4)	L+2.10%	6/1/2022	$186,000	186,000
Citi Revolving Credit Facility(5)	L+2.25%	10/26/2020	300,000	178,831
Floating rate mortgage	L+2.18%	5/9/2022	N/A	63,600
Capital One Term Loan(6)	L+1.80%	12/12/2022	N/A	22,500
Capital One Revolving Credit Facility(6)	L+1.80%	12/12/2022	20,600	20,600
Total loans secured by our properties				2,125,825
Deferred financing costs, net				(16,075)
Premium on assumed debt, net				1,541
Mortgage notes, term loans, and revolving credit facilities, net				$2,111,291

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2017, one-month LIBOR was equal to 1.6%.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)

The majority of the Company’s mortgages contain yield or spread maintenance provisions. In addition, the majority of the Company’s loans are interest only except for certain loans with amortization provisions after a certain period of time.

(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of the Company’s industrial assets.
(5)	As of December 31, 2017, the Citi Revolving Credit Facility is secured by the Company’s hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by one of the Company’s industrial assets.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and revolving credit facilities as of December 31, 2017 ($ in thousands):

Year	Amount
2018	$1,095
2019	1,829
2020	181,195
2021	4,145
2022	487,248
Thereafter	1,450,313
Total	$2,125,825

7. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) to provide the Company with additional financing capacity secured by the Company’s $915.7 million of investments in real estate-related securities. The terms of the Citi MRA, RBC MRA, and BAML MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time.

The following table is a summary of our repurchase agreements as of December 31, 2017 ($ in thousands):

Facility	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
Citi MRA	L+1.57%	8/23/2018	CMBS	$694,808	$512,975	None
RBC MRA	L+1.54%	11/24/2018	CMBS	194,918	150,238	None
BAML MRA	L+1.16%	2/9/2018	CMBS	26,016	19,635	None
				$915,742	$682,848

(1)	The term “L” refers to the three-month LIBOR. As of December 31, 2017, three-month LIBOR was equal to 1.7%
(2)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in February 2018 into new nine or 12 month contracts.
(3)	Represents the fair value of the Company’s investments in real estate-related securities.

8. Affiliate Line of Credit

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 23, 2019, and may be extended for up to 12 months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated LIBOR, which was 1.6% as of December 31, 2017. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of December 31, 2017, the Company had $5.4 million in borrowings, including accrued interest, outstanding under the Line of Credit.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2017	December 31, 2016
Real estate intangibles, net	$113,844	—
Receivables	7,386	—
Pre-acquisition costs	6,588	—
Deferred financing costs, net	5,248	—
Prepaid expenses	3,267	—
Straight-line rent receivable	2,045	—
Deferred leasing commissions, net	1,193	—
Other	5,711	—
Total	$145,282	$—

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	December 31, 2017	December 31, 2016
Subscriptions received in advance	$107,576	$—
Accounts payable and accrued expenses	13,202	—
Real estate taxes payable	13,169	—
Intangible liabilities, net	13,156	—
Tenant security deposits	8,107	—
Accrued interest expense	8,072	—
Distribution payable	7,716	—
Prepaid rental income	5,381	—
Other	6,456	29
Total	$182,835	$29

10. Equity

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class S shares, Class T shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.

As of December 31, 2017, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	500,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Total	2,100,000

Common Stock

As of December 31, 2017, the Company had sold 170.4 million shares of its common stock in the Offering for aggregate net proceeds of $1.7 billion. The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Year Ended December 31, 2017
	Class S	Class T	Class D	Class I	Total
Beginning balance	—	—	—	20	20
Common stock issued	128,277	5,600	3,931	30,146	167,954
Distribution reinvestment	1,834	25	24	578	2,461
Common stock repurchased	(26)	—	—	(41)	(67)
Directors’ restricted stock grant(1)	—	—	—	16	16
Ending balance	130,085	5,625	3,955	30,719	170,384

(1)	The directors’ restricted stock grant represents 25% of the annual compensation paid to the independent directors. The grant is amortized over the service period of such grant.

Share Repurchase Plan

We have adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that we repurchase all or any portion of their shares. For the year ended December 31, 2017, we repurchased 66,888 shares of common stock. We had no unfulfilled repurchase requests during the year ended December 31, 2017.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Beginning March 2017, the Company declared a monthly distribution to stockholders of record as of the last day of each applicable month.

Each class of our common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following table details the aggregate distributions declared for each applicable class of common stock for the year ended December 31, 2017 ($ in thousands, except share and per share data):

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.4782	$0.3567	$0.4008	$0.4782
Stockholder servicing fee per share of common stock	(0.0823)	(0.0511)	(0.0173)	—
Net distributions declared per share of common stock	$0.3959	$0.3056	$0.3835	$0.4782

The Company did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T shares prior to such date.

Distributions for the year ended December 31, 2017, were characterized, for federal income tax purposes, as 34.15% ordinary income and 65.85% return of capital. Of the 34.15%, 32.55% and 1.6% of the distributions paid in 2017 were non-qualified and qualified, respectively.

11. Related Party Transactions

Management Fee and Performance Participation Allocation

On August 7, 2017, the Company renewed the advisory agreement between the Company, BREIT OP and the Adviser for an additional one-year period ending August 31, 2018. The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. The Adviser waived the management fee for the period January 1, 2017 to June 30, 2017. During the year ended December 31, 2017, the Company incurred a management fee of $8.9 million. The Company issued 664,411 unregistered Class I shares to the Adviser as payment for the management fee and also had a payable of $1.9 million related to management fees as of December 31, 2017, which is included in Due to Affiliates on the Company’s Consolidated Balance Sheets. During January 2018, the Adviser was issued 180,215 unregistered Class I shares as payment for the $1.9 million management fee accrued as of December 31, 2017. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the year ended December 31, 2017, the Company had recognized $17.0 million of Performance Participation Allocation Expense in the Company’s Consolidated Statement of Operations. The performance participation allocation became payable on December 31, 2017 and in January 2018, the Company issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2017.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2017	December 31, 2016
Accrued stockholder servicing fee	$102,076	$—
Performance participation allocation	16,974	—
Advanced organization and offering costs	10,160	—
Accrued management fee	1,904	—
Accrued affiliate service provider expenses	1,485	—
Advanced expenses	472	86
Total	$133,071	$86

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2017, the Company accrued $102.1 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Adviser advanced $10.2 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 31, 2017. Such amounts will be reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018.

Accrued affiliate service provider expenses

The Company has engaged BRE Hotels and Resorts (“BRE”), a portfolio company controlled (but not owned) by a Blackstone-advised fund, to provide revenue management, expense management, corporate support (including accounting, legal and tax), capital expenditure project and transaction support services for the Company’s hotel properties. The Company currently estimates the cost for such services to be approximately $200 per key per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the year ended  December 31, 2017, the Company incurred $0.1 million of expenses due to BRE Hotels and Resorts for services incurred in connection with its investments and such amount is included in Hotel Operating expenses on the Company’s Consolidated Statements of Operations.

The Company has engaged  LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, to provide revenue management, expense management, construction management, corporate support (including accounting, information technology, legal, tax and human resources), capital expenditure project and transaction support services for the Company’s multifamily properties. The Company currently estimates the cost for such services to be approximately $300 per unit per annum (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the year ended December 31, 2017 the Company incurred $1.3 million of expenses due to LivCor for services incurred in connection with its investments and such amount is included in Rental Property Operating expenses on the Company’s Consolidated Statements of Operations. Additionally, as of December 31, 2017, the Company capitalized $0.9 million to Investments in Real Estate on the Company’s Consolidated Balance Sheets for transaction support services provided by LivCor.

The Company has engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide property management, expense management, construction management, corporate support (including leasing, accounting, legal and tax), capital expenditure project and transaction support services for the Company’s office and industrial properties. The Company currently estimates the cost for such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. During the year ended December 31, 2017 the Company incurred $0.9 million of expenses due to EOM for services incurred in connection with its investments and such amount is included in Rental Property Operating expenses in the Company’s Consolidated Statements of Operations. Additionally, as of December 31, 2017, the Company capitalized $0.1 million to Investments in Real Estate on the Company’s Consolidated Balance Sheets for transaction support services provided by EOM.

The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide property management, revenue management expense management, construction management, corporate support (including leasing, accounting, legal and tax), capital expenditure project and transaction support services for the Company’s retail properties. The Company currently estimates the cost of such services to be approximately 3% of gross revenue for property management services, 1% of gross rents from new and renewal leases for leasing services and 4% of total project costs for construction management services, plus a per square foot amount for corporate services and actual costs allocated for transaction support services. For the year ended December 31, 2017, the Company incurred $0.2 million of expenses due to ShopCore for services incurred in connection with its investments and such amount is included in Rental Property Operating expenses on the Company’s Consolidated Statements of Operations.

The Company expects to set up a management incentive plan for each transaction for which the Company engages BRE, LivCor, EOM, or ShopCore for certain senior executives of the applicable portfolio company. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams. During the year ended December 31, 2017, the Company has not paid or accrued any incentive fees to its affiliated service providers under such agreements.

Advanced expenses

As of December 31, 2017 and 2016, the Adviser had advanced $0.5 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Other

Blackstone partnered with a leading national title agency to create Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone, and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv)  when providing only support services to the underwriter and not negotiating the title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related offset to the Company. During the year ended December 31, 2017, the Company paid LNLS $1.0 million for title services related to thirteen investments and such costs were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheet.

During the year ended December 31, 2017, the Company engaged an affiliate of our Adviser to perform certain internal audit and compliance functions. As of December 31, 2017, the Company had incurred $30,000 of fees for such services.

12. Commitments and Contingencies

As of December 31, 2017 and 2016, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As disclosed in Note 2, the Adviser agreed to advance certain organization and offering costs on behalf of the Company interest free through December 31, 2017. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following December 31, 2017.

Additionally, two of the Company’s investments in real estate include ground lease obligations with varying maturity dates through 2085. The Company recognizes ground rent expense on a straight-line basis as a component of Rental Property Operating or Hotel Operating expense on the Company’s Consolidated Statement of Operations. The following table details the Company’s contractual obligations and commitments with payments due subsequent to December 31, 2017 ($ in thousands):

Year	Future Commitments
2018	$2,272
2019	2,272
2020	3,287
2021	3,322
2022	3,349
Thereafter	15,310
Total	$29,812

13. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2018	$48,365
2019	43,563
2020	40,060
2021	35,439
2022	28,368
Thereafter	50,034
Total	$245,829

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

The following table sets forth the total assets by segment as of December 31, 2017 ($ in thousands):

December 31, 2017
Multifamily	$2,567,735
Industrial	636,900
Hotel	281,242
Retail	103,138
Real Estate-Related Securities	918,975
Other (Corporate)	117,318
Total assets	$4,625,308

The following table sets forth the financial results by segment for the year ended December 31, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$82,846	$24,034	$—	$3,549	$—	$110,429
Tenant reimbursement income	3,476	6,812	—	664	—	10,952
Hotel revenue	—	—	29,916	—	—	29,916
Other revenue	6,589	12	—	34	—	6,635
Total revenues	92,911	30,858	29,916	4,247	—	157,932

Expenses:
Rental property operating	40,831	9,265	—	1,019	—	51,115
Hotel operating	—	—	20,417	—	—	20,417
Total segment expenses	40,831	9,265	20,417	1,019	—	71,532
Income from real estate-related securities	—	—	—	—	17,749	17,749
Segment net operating income	$52,080	$21,593	$9,499	$3,228	$17,749	$104,149

Depreciation and amortization	$96,732	$17,063	$6,071	$1,927	$—	$121,793

Other income (expense):
General and administrative						(7,692)
Management fee						(8,867)
Performance participation allocation						(16,974)
Interest income						454
Interest expense						(36,884)
Other income						57
Net loss						$(87,550)
Net loss attributable to non-controlling interests						1,292
Net loss attributable to BREIT stockholders						$(86,258)

15. Quarterly Financial Information (Unaudited)

The following tables presents the Company’s quarterly results:

2017	March 31	June 30	September 30	December 31
Total revenues	$2,444	$28,339	$48,904	$78,245
Net loss	$(1,267)	$(16,701)	$(31,847)	$(37,735)
Net loss attributable to BREIT stockholders	$(1,267)	$(16,701)	$(31,725)	$(36,565)
Net loss per share	$(0.03)	$(0.22)	$(0.28)	$(0.24)

2016	For the Period March 2, 2016 (date of initial capitalization) through March 31,	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Net loss	$—	$—	$—	$(115)
Net loss attributable to BREIT stockholders	$—	$—	$—	$(115)
Net loss per share	$—	$—	$—	$(5.74)

16. Subsequent Events

Acquisitions

Subsequent to December 31, 2017, the Company acquired the Canyon Industrial Portfolio (as defined below) and an aggregate of $289.9 million of real estate across two separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

Subsequent to December 31, 2017, the Company purchased an aggregate of $169.5 million of floating-rate CMBS.

Canyon Industrial Portfolio

On March 9, 2018, the Company acquired a 22 million square foot industrial portfolio (the “Canyon Industrial Portfolio”). The Canyon Industrial Portfolio was acquired from Cabot Industrial Value Fund IV, L.P. and Cabot Industrial Value Fund IV Manager, Limited Partnership, each a third-party, for approximately $1.8 billion, excluding closing costs. The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago (18% of November 2017 base rent), Dallas (12%), Baltimore/Washington, D.C. (12%), Los Angeles/Inland Empire (7%), South/Central Florida (7%), New Jersey (7%), and Denver (6%).

The acquisition of the Canyon Industrial Portfolio was funded through a combination of a $1.1 billion mortgage secured by the Canyon Industrial Portfolio, a $200.0 million mezzanine loan secured by equity interests in the Canyon Industrial Portfolio, and available cash. The mortgage has a term of 84 months and an interest rate of 4.10% per annum and the mezzanine loan has a term of 84 months and an interest rate of 5.85% per annum.

Status of the Offering

As of March 19, 2018, the Company had sold an aggregate of 226,804,071 shares of its common stock (consisting of 163,218,275 Class S shares, 9,741,552 Class T shares, 6,823,284 Class D shares, and 47,020,960 Class I shares) in the Offering resulting in net proceeds of $2.3 billion to the Company as payment for such shares.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 ($ in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Sonora Canyon Apartments	$26,455	$9,358	$30,007	$94	$279	$9,452	$30,286	$39,738	$(1,052)	1985	2017	(1)
TA Multifamily Portfolio:
55 West	63,600	10,030	97,652	42	1,531	10,072	99,183	109,255	(2,480)	2010	2017	(1)
Addison Keller Springs Apartments	36,140	9,382	37,786	36	281	9,418	38,067	47,485	(922)	2013	2017	(1)
Estates at Park	43,225	11,567	57,128	138	175	11,705	57,303	69,008	(1,449)	2004	2017	(1)
San Merano	69,777	24,422	73,818	31	219	24,453	74,037	98,490	(1,844)	2003	2017	(1)
The Preserve at Osprey Lake	41,340	10,899	42,850	206	837	11,105	43,687	54,792	(1,060)	1997	2017	(1)
West End at City Center	20,767	2,156	28,655	54	435	2,210	29,090	31,300	(703)	2009	2017	(1)
Emory Point	130,000	—	171,709	29	280	29	171,989	172,018	(4,189)	2013	2017	(1)
Nevada West Multifamily:
Dream	37,783	4,745	47,195	17	211	4,762	47,406	52,168	(1,062)	2015	2017	(1)
South West	37,487	6,071	46,952	7	157	6,078	47,109	53,187	(1,072)	2016	2017	(1)
Union	46,110	6,593	51,158	1	179	6,594	51,337	57,931	(1,140)	2016	2017	(1)
Mountain Gate & Trails Multifamily:
Mountain Gate	33,704	6,632	37,909	94	215	6,726	38,124	44,850	(703)	2010	2017	(1)
Mountain Trails	26,281	5,569	29,208	86	189	5,655	29,397	35,052	(559)	2010	2017	(1)
Elysian West Multifamily	75,400	17,565	80,840	27	27	17,592	80,867	98,459	(1,395)	2016	2017	(1)
Gilbert Multifamily:
Redstone at SanTan Village	40,484	16,491	53,056	2	3	16,493	53,059	69,552	(708)	2014	2017	(1)
Vistara at SanTan Village	48,129	15,574	54,663	2	—	15,576	54,663	70,239	(583)	2017	2017	(1)
Harbor 5 Multifamily:
Abbey at Vista Ridge	32,338	6,903	36,616	28	41	6,931	36,657	43,588	(465)	2002	2017	(1)
Fieldcrest	13,860	4,507	13,216	1	19	4,508	13,235	17,743	(186)	1985	2017	(1)
Tall Timbers	17,990	4,873	18,919	25	20	4,898	18,939	23,837	(248)	1985	2017	(1)
The Tallows	20,510	6,053	20,934	27	82	6,080	21,016	27,096	(267)	1983	2017	(1)
Villas at Waterchase	18,573	5,693	18,762	242	156	5,935	18,918	24,853	(233)	1982	2017	(1)
Domain & GreenVue Multifamily:
Domain at Midtown Park	47,600	16,678	47,939	4	5	16,682	47,944	64,626	(533)	2016	2017	(1)
GreenVue	—	11,754	49,788	3	16	11,757	49,804	61,561	(542)	2015	2017	(1)
ACG II Multifamily:
Brooks Landing	24,500	2,740	33,738	1	14	2,741	33,752	36,493	(332)	2005	2017	(1)
Sterling Pointe	18,900	3,344	30,331	1	5	3,345	30,336	33,681	(302)	2007	2017	(1)
Woodland	23,485	3,940	27,206	1	18	3,941	27,224	31,165	(297)	2012	2017	(1)
Highlands	27,715	10,679	28,170	3	13	10,682	28,183	38,865	(256)	2006	2017	(1)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Olympus Multifamily:
Cape House	45,426	11,548	55,009	1	5	11,549	55,014	66,563	(278)	1999	2017	(1)
Mirador at River City	23,250	4,034	28,288	1	28	4,035	28,316	32,351	(137)	2008	2017	(1)
Stovall at River City	23,250	3,996	29,314	1	—	3,997	29,314	33,311	(141)	2007	2017	(1)
Aston Multifamily Portfolio:
Ashley Oaks	27,202	7,940	26,929	—	27	7,940	26,956	34,896	(135)	1985	2017	(1)
Audubon Park	20,987	3,934	20,178	—	24	3,934	20,202	24,136	(95)	1968	2017	(1)
Belmont	16,503	3,535	18,145	—	7	3,535	18,152	21,687	(86)	1983	2017	(1)
Cantare at Indian Lake Village	23,357	2,236	32,572	—	3	2,236	32,575	34,811	(145)	2013	2017	(1)
Cooper Creek	8,352	1,292	11,092	—	3	1,292	11,095	12,387	(51)	1997	2017	(1)
Grayson Ridge	15,277	3,587	18,136	—	8	3,587	18,144	21,731	(84)	1988	2017	(1)
Landing at Mansfield	26,013	3,833	33,054	—	10	3,833	33,064	36,897	(157)	2006	2017	(1)
Meritage at Steiner Ranch	49,733	8,422	52,899	—	27	8,422	52,926	61,348	(231)	2001	2017	(1)
Montelena	20,502	3,875	25,462	—	6	3,875	25,468	29,343	(117)	1998	2017	(1)
Richland Falls	24,457	2,690	30,046	—	15	2,690	30,061	32,751	(136)	2013	2017	(1)
Rosemont at Olmos Park	13,308	2,468	14,831	—	4	2,468	14,835	17,303	(68)	1995	2017	(1)
Trails at Buda Ranch	20,704	3,832	23,258	—	11	3,832	23,269	27,101	(113)	2009	2017	(1)
Amberglen West Multifamily	—	9,176	82,029	—	—	9,176	82,029	91,205	(263)	2017	2017	(1)
Talavera and Flamingo Multifamily:
Talavera	—	14,801	46,622	—	—	14,801	46,622	61,423	(122)	1996	2017	(1)
Flamingo	—	14,447	34,871	—	—	14,447	34,871	49,318	(93)	1998	2017	(1)
Walden Pond & Montair Multifamily Portfolio:
Walden Pond	47,705	9,711	47,052	—	1	9,711	47,053	56,764	(88)	1991	2017	(1)
Montair	44,325	19,105	46,552	—	—	19,105	46,552	65,657	(101)	1984	2017	(1)
Signature at Kendall Multifamily	—	28,419	103,131	—	—	28,419	103,131	131,550	(188)	2016	2017	(1)
Total Multifamily Properties	$1,472,504	$397,099	$2,045,675	$1,205	$5,586	$398,304	$2,051,261	$2,449,565	$(27,411)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Industrial properties:
Stockton Industrial Park	$21,913	$10,079	$21,240	$—	$42	$10,079	$21,282	$31,361	$(737)	1974	2017	(1)
HS Industrial Portfolio:
1650 Bluegrass Lakes Parkway	6,117	998	7,705	—	17	998	7,722	8,720	(156)	1991	2017	(1)
500 Interstate Parkway	7,192	1,105	8,687	—	—	1,105	8,687	9,792	(206)	1993	2017	(1)
Cobb West Business Park	75,286	5,344	97,862	—	152	5,344	98,014	103,358	(2,184)	1994	2017	(1)
8110 Troon Circle	4,437	1,336	5,481	—	71	1,336	5,552	6,888	(151)	2001	2017	(1)
8140 Troon Circle	4,773	1,342	5,761	—	174	1,342	5,935	7,277	(164)	2001	2017	(1)
1000 N. Main Street	2,554	483	3,489	—	—	483	3,489	3,972	(80)	2000	2017	(1)
111 Internationale Blvd	3,159	631	3,698	—	55	631	3,753	4,384	(77)	1992	2017	(1)
120 North Schmale Road	3,361	1,184	4,511	—	—	1,184	4,511	5,695	(108)	1997	2017	(1)
1215 - 1225 Bowes Road	2,151	620	2,733	—	28	620	2,761	3,381	(69)	1998	2017	(1)
1287 Naperville Road	3,227	935	5,023	—	15	935	5,038	5,973	(111)	2000	2017	(1)
1275-1285 Holmes Road	4,100	1,118	5,172	—	41	1,118	5,213	6,331	(108)	1990	2017	(1)
1811‐1821 Industrial Drive	3,832	850	4,340	—	—	850	4,340	5,190	(110)	1988	2017	(1)
221 Westgate Drive	4,974	757	6,727	—	—	757	6,727	7,484	(141)	2007	2017	(1)
2350 Pinehurst Blvd	4,504	858	5,683	—	11	858	5,694	6,552	(115)	1995	2017	(1)
417-419 Village Drive	4,571	837	5,902	—	—	837	5,902	6,739	(134)	2008	2017	(1)
472 Thomas Drive	4,168	1,001	7,908	—	125	1,001	8,033	9,034	(154)	1974	2017	(1)
490 Windy Point Drive	2,151	416	2,837	—	—	416	2,837	3,253	(65)	1989	2017	(1)
540-570 Congress Circle South	5,579	1,166	6,812	—	—	1,166	6,812	7,978	(157)	1997	2017	(1)
6350 Church Road	4,168	1,090	5,342	—	—	1,090	5,342	6,432	(141)	2007	2017	(1)
655 Remington Blvd	4,100	1,892	4,023	—	—	1,892	4,023	5,915	(102)	1998	2017	(1)
340 Remington Blvd	8,402	2,313	9,953	—	135	2,313	10,088	12,401	(237)	1991	2017	(1)
636 Schwab Circle	3,294	860	4,193	—	—	860	4,193	5,053	(88)	2001	2017	(1)
3232 East Loop North	2,218	632	2,416	—	—	632	2,416	3,048	(61)	1981	2017	(1)
3262 East Loop	3,899	707	4,911	—	—	707	4,911	5,618	(112)	1981	2017	(1)
201 Cumberland Parkway	17,813	1,467	21,649	—	—	1,467	21,649	23,116	(484)	1992	2017	(1)
181 Fulling Mill Rd	8,806	866	12,492	—	—	866	12,492	13,358	(280)	1999	2017	(1)
5045 Ritter Road	2,285	399	2,984	—	5	399	2,989	3,388	(80)	1986	2017	(1)
957 Heinz Way	4,934	1,027	5,762	—	—	1,027	5,762	6,789	(161)	1976	2017	(1)
4030 Mint Way	3,663	863	4,487	—	—	863	4,487	5,350	(120)	1983	2017	(1)
Twin Creeks Business Center	11,965	2,474	15,664	—	—	2,474	15,664	18,138	(389)	2008	2017	(1)
Carrier Parkway	4,779	1,052	6,266	—	30	1,052	6,296	7,348	(158)	1979	2017	(1)
Southport Center	4,436	937	5,149	—	20	937	5,169	6,106	(116)	2007	2017	(1)
Palmbay Center	3,697	590	4,064	—	9	590	4,073	4,663	(84)	2001	2017	(1)
8901-8918 Market St	9,545	1,662	11,944	—	20	1,662	11,964	13,626	(261)	1981	2017	(1)
8921-8922 Market St	8,470	1,645	12,220	—	71	1,645	12,291	13,936	(246)	1981	2017	(1)
8935-8947 Market St	6,386	1,294	8,167	—	—	1,294	8,167	9,461	(173)	1981	2017	(1)
8967-8977 Market St	4,907	1,149	5,722	—	—	1,149	5,722	6,871	(132)	1981	2017	(1)
8979-8999 Market St	6,184	1,178	7,520	—	—	1,178	7,520	8,698	(185)	1981	2017	(1)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Fairfield Industrial Portfolio:
1 Gardner Road	2,567	1,232	2,755	—	—	1,232	2,755	3,987	(31)	1980	2017	(1)
4 Gardner Road	3,779	1,767	4,682	—	—	1,767	4,682	6,449	(52)	1981	2017	(1)
12 Gardner Road	7,039	3,223	4,180	—	—	3,223	4,180	7,403	(52)	1973	2017	(1)
15 Gardner Road	2,308	1,093	4,074	—	—	1,093	4,074	5,167	(40)	1974	2017	(1)
11 Stewart Place	2,135	1,101	1,688	—	—	1,101	1,688	2,789	(23)	1970	2017	(1)
17 Stewart Place	2,106	1,170	1,900	—	—	1,170	1,900	3,070	(21)	1985	2017	(1)
24 Stewart Place	4,270	4,219	5,936	—	25	4,219	5,961	10,180	(61)	2000	2017	(1)
67 Route 46	5,654	4,726	6,013	—	—	4,726	6,013	10,739	(65)	2000	2017	(1)
5-7 Evans Street	4,264	2,131	2,408	—	—	2,131	2,408	4,539	(28)	1973	2017	(1)
20 Audrey Place	7,501	4,194	8,677	—	—	4,194	8,677	12,871	(86)	1975	2017	(1)
27-29 Dwight Place	1,477	843	1,375	—	—	843	1,375	2,218	(17)	1974	2017	(1)
Southeast Industrial Portfolio:
Faye Road	16,672	3,056	20,161	—	—	3,056	20,161	23,217	(79)	2007	2017	(1)
Jonesboro Commerce Center	13,585	2,804	14,537	—	—	2,804	14,537	17,341	(73)	1994	2017	(1)
Mason Road Distribution Center	14,065	3,574	16,037	—	—	3,574	16,037	19,611	(77)	1996	2017	(1)
Volkswagen BTS	14,820	2,261	15,933	—	—	2,261	15,933	18,194	(70)	2007	2017	(1)
Westlake Distribution Center	20,858	3,291	22,985	—	—	3,291	22,985	26,276	(103)	2007	2017	(1)
Total Industrial Properties	$415,100	$95,842	$499,840	$—	$1,046	$95,842	$500,886	$596,728	$(9,515)

Hotel properties:
Hyatt Place UC Davis	$20,930	$526	$24,778	$—	$36	$526	$24,814	$25,340	$(1,981)	2010	2017	(1)
Hyatt Place San Jose Downtown	43,712	18,372	43,476	19	780	18,391	44,256	62,647	(1,337)	1974	2017	(1)
Florida Select-Service 4-Pack:
Hampton Inn & Suites Oldsmar	10,205	2,088	13,234	—	—	2,088	13,234	15,322	(352)	2013	2017	(1)
Hilton Garden Inn Oldsmar	7,166	1,069	8,724	—	7	1,069	8,731	9,800	(225)	2006	2017	(1)
Hilton Garden Inn Tampa North	11,034	2,706	12,351	5	1	2,711	12,352	15,063	(492)	2000	2017	(1)
Hyatt Place Lake Mary	9,409	1,941	10,979	—	3	1,941	10,982	12,923	(319)	2008	2017	(1)
Hyatt House Downtown Atlanta	22,750	5,714	26,296	—	1	5,714	26,297	32,011	(620)	2015	2017	(1)
Boston/Worcester Select-Service 3-Pack:
Courtyard Worcester	15,551	1,646	20,149	—	—	1,646	20,149	21,795	(261)	1999	2017	(1)
Hampton Inn & Suites Worcester	10,993	738	14,663	—	—	738	14,663	15,401	(136)	2016	2017	(1)
Towne Place Suites Logan Airport	27,081	1,825	37,505	—	—	1,825	37,505	39,330	(315)	2015	2017	(1)
Total Hotel Properties	$178,831	$36,625	$212,155	$24	$828	$36,649	$212,983	$249,632	$(6,038)

Retail properties:
Bakers Centre	$32,000	$19,335	$31,833	$—	$84	$19,335	$31,917	$51,252	$(990)	2015	2017	(1)
Plaza Del Sol Retail	27,390	24,100	18,318	—	6	24,100	18,324	42,424	(230)	1984	2017	(1)
Total Retail Properties	$59,390	$43,435	$50,151	$—	$90	$43,435	$50,241	$93,676	$(1,220)

Portfolio Total	$2,125,825	$573,001	$2,807,821	$1,229	$7,550	$574,230	$2,815,371	$3,389,601	$(44,184)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2017, the aggregate cost basis for tax purposes was $3.6 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $64,080. Accumulated Depreciation does not include $2,942 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2017 ($ in thousands):

December 31, 2017
Real Estate:
Balance at the beginning of year	$—
Additions during the year:
Land and land improvements	574,253
Building and building improvements	2,815,348
Balance at the end of the year	$3,389,601

Accumulated Depreciation:
Balance at the beginning of the year	$—
Accumulated depreciation	(44,184)
Balance at the end of the year	$(44,184)