Form 10-Q
period 2018-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2018-08-14
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 14, 2018, the issuer had the following shares outstanding: 222,140,469 shares of Class S common stock, 17,344,262 shares of Class T common stock, 22,061,631 shares of Class D common stock, and 78,941,312 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate, net	$6,748,035	$3,406,555
Investments in real estate-related securities	1,650,393	915,742
Cash and cash equivalents	56,456	31,166
Restricted cash	179,588	126,563
Other assets	299,508	145,282
Total assets	$8,933,980	$4,625,308

Liabilities and Equity
Mortgage notes, term loans, and revolving credit facilities, net	$4,493,579	$2,111,291
Repurchase agreements	1,102,240	682,848
Affiliate line of credit	—	5,374
Due to affiliates	199,016	133,071
Accounts payable, accrued expenses, and other liabilities	508,871	182,835
Total liabilities	6,303,706	3,115,419

Commitments and contingencies	—	—
Redeemable non-controlling interest	9,187	250

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 198,618,151 and 130,085,145 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,986	1,301
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 14,857,931 and 5,624,614 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	149	56
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 16,827,076 and 3,955,114 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	168	40
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 66,715,121 and 30,719,160 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	667	307
Additional paid-in capital	2,884,242	1,616,720
Accumulated deficit and cumulative distributions	(297,090)	(132,633)
Total stockholders' equity	2,590,122	1,485,791
Non-controlling interests	30,965	23,848
Total equity	2,621,087	1,509,639
Total liabilities and equity	$8,933,980	$4,625,308

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$110,254	$21,230	$188,767	$22,128
Tenant reimbursement income	15,560	2,206	24,608	2,273
Hotel revenue	21,196	3,748	39,017	5,174
Other revenue	5,216	1,155	9,518	1,208
Total revenues	152,226	28,339	261,910	30,783
Expenses
Rental property operating	51,452	9,389	90,070	9,694
Hotel operating	13,522	2,109	25,136	2,949
General and administrative	2,901	1,567	4,946	4,253
Management fee	9,281	—	16,250	—
Performance participation allocation	9,476	5,241	17,349	5,241
Depreciation and amortization	84,826	23,696	158,950	24,786
Total expenses	171,458	42,002	312,701	46,923
Other income (expense)
Income from real estate-related securities	17,397	2,543	30,632	3,409
Interest income	121	117	198	382
Interest expense	(49,841)	(5,541)	(81,232)	(5,547)
Other income (expense)	(389)	(157)	(389)	(72)
Total other income (expense)	(32,712)	(3,038)	(50,791)	(1,828)
Net loss	$(51,944)	$(16,701)	$(101,582)	$(17,968)
Net loss attributable to non-controlling interests	$1,462	$—	$3,552	$—
Net loss attributable to BREIT stockholders	$(50,482)	$(16,701)	$(98,030)	$(17,968)
Net loss per share of common stock — basic and diluted	$(0.19)	$(0.22)	$(0.41)	$(0.31)
Weighted-average shares of common stock outstanding, basic and diluted	272,727,892	76,595,994	239,600,008	57,060,077
Gross distributions declared per share of common stock	$0.16	$0.13	$0.31	$0.17

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common	Common	Common	Common	Additional	Deficit and	Total	Non-
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	controlling	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Interests	Equity
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$85
Common stock issued	711	—	2	172	893,765	—	894,650	—	894,650
Distribution reinvestment	3	—	—	1	4,266	—	4,270	—	4,270
Offering costs	—	—	—	—	(70,369)	—	(70,369)	—	(70,369)
Amortization of restricted stock grant	—	—	—	—	52	—	52	—	52
Net loss	—	—	—	—	—	(17,968)	(17,968)	—	(17,968)
Distributions declared on common stock	—	—	—	—	—	(10,270)	(10,270)	—	(10,270)
Balance at June 30, 2017	$714	$—	$2	$173	$827,914	$(28,353)	$800,450	$—	$800,450

Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$1,509,639
Common stock issued	668	92	128	353	1,325,418	—	1,326,659	—	1,326,659
Offering costs	—	—	—	—	(83,852)	—	(83,852)	—	(83,852)
Distribution reinvestment	25	1	—	9	38,466	—	38,501	—	38,501
Common stock repurchased	(8)	—	—	(2)	(11,104)	—	(11,114)	—	(11,114)
Amortization of restricted stock grants	—	—	—	—	50	—	50	—	50
Net loss ($622 allocated to redeemable non-controlling interest)	—	—	—	—	—	(98,030)	(98,030)	(2,930)	(100,960)
Distributions declared on common stock	—	—	—	—	—	(66,427)	(66,427)	—	(66,427)
Contributions from non-controlling interests	—	—	—	—	—	—	—	11,274	11,274
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,227)	(1,227)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Balance at June 30, 2018	$1,986	$149	$168	$667	$2,884,242	$(297,090)	$2,590,122	$30,965	$2,621,087

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(101,582)	$(17,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	16,250	—
Performance participation allocation	17,349	—
Depreciation and amortization	158,950	24,786
Unrealized gain on changes in fair value of financial instruments	(3,848)	(1,635)
Other items	(519)	(203)
Change in assets and liabilities:
(Increase) / decrease in other assets	(24,186)	(6,277)
Increase / (decrease) in due to affiliates	(257)	7,634
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	42,168	13,147
Net cash provided by operating activities	104,325	19,484
Cash flows from investing activities:
Acquisitions of real estate	(3,372,075)	(1,509,640)
Capital improvements to real estate	(28,843)	(461)
Pre-acquisition costs	(615)	(1,123)
Purchase of real estate-related securities	(676,394)	(300,040)
Proceeds from settlement of real estate-related securities	115,619	16,596
Net cash used in investing activities	(3,962,308)	(1,794,668)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,204,297	894,650
Offering costs paid	(19,208)	(10,102)
Subscriptions received in advance	137,896	88,657
Repurchase of common stock	(6,881)	—
Redemption of redeemable non-controlling interest	(8,400)	—
Borrowings from mortgage notes, term loans, and revolving credit facilities	3,141,053	723,304
Repayments from mortgage notes, term loans, and revolving credit facilities	(894,600)	—
Borrowings under repurchase agreements	508,949	182,154
Settlement of repurchase agreements	(89,557)	(12,571)
Borrowings from affiliate line of credit	575,000	178,208
Repayments on affiliate line of credit	(580,250)	(134,500)
Payment of deferred financing costs	(19,847)	(8,742)
Contributions from non-controlling interests	11,274	—
Distributions to non-controlling interests	(1,652)	—
Distributions	(21,776)	(1,917)
Net cash provided by financing activities	3,936,298	1,899,141
Net change in cash and cash equivalents and restricted cash	78,315	123,957
Cash and cash equivalents and restricted cash, beginning of period	157,729	200
Cash and cash equivalents and restricted cash, end of period	$236,044	$124,157

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$56,456	$31,296
Restricted cash	179,588	92,861
Total cash and cash equivalents and restricted cash	$236,044	$124,157

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$151,220	$—
Assumption of other liabilities in conjunction with acquisitions of real estate	$36,625	$10,459
Accrued capital expenditures and acquisition related costs	$8,163	$1,003
Accrued pre-acquisition costs	$403	$585
Accrued distributions	$6,194	$4,083
Accrued stockholder servicing fee due to affiliate	$65,254	$53,385
Accrued offering costs due to affiliate	$—	$6,882
Redeemable non-controlling interest issued as settlement of performance participation allocation	$16,974	$—
Allocation to redeemable non-controlling interest	$1,456	$—
Distribution reinvestment	$38,503	$4,270
Accrued common stock repurchases	$4,233	$—
Payable for real estate-related securities	$170,028	$6,647

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. The Company invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate-related securities. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of June 30, 2018, the Company had received net proceeds of $3.1 billion from selling an aggregate of 296,037,091 shares of the Company’s common stock (consisting of 199,474,239 Class S shares, 14,860,908 Class T shares, 16,828,257 Class D shares, and 64,873,687 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of June 30, 2018, the Company owned 42 investments in real estate and had 74 positions in real estate-related debt securities. The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments and manufactured housing. Financial results by segment are reported in Note 13 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. All intercompany balances and transactions have been eliminated in consolidation.

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

As of June 30, 2018, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $1.4 billion and $960.8 million, respectively, compared to $947.9 million and $645.5 million as of December 31, 2017. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Restricted Cash

As of June 30, 2018 and December 31, 2017, restricted cash primarily consists of $137.9 million and $107.6 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of our properties.

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

As of June 30, 2018 and December 31, 2017, the Company’s $1.7 billion and $915.7 million, respectively, of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at fair value. As of June 30, 2018, the Company’s investments in real estate-related securities consisted of commercial mortgage-backed securities (“CMBS”), which are mortgage-related fixed income securities. Mortgage-related securities are usually issued as separate tranches, or classes, of securities within each deal. The Company generally determines the fair value of its CMBS by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of June 30, 2018, the fair value of the Company’s mortgage notes, term loans, and revolving credit facilities, repurchase agreements, and affiliate line of credit was approximately $18.5 million below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company adopted ASU 2014-09 in the first quarter of 2018 and the pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. In March 2018, the FASB approved an amendment to the new Leases standard that allows a practical expedient for lessors from separating lease and non-lease components. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on the Company’s consolidated financial statements from both a lessor and lessee standpoint. Under the new leasing standard, lessor accounting remains substantially the same as current GAAP. The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on the Company’s consolidated balance sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases. As of June 30, 2018, the undiscounted future minimum lease payments due under the Company’s long-term ground leases total $14.1 million.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Building and building improvements	$5,383,773	$2,815,348
Land and land improvements	1,396,214	574,253
Furniture, fixtures and equipment	97,343	64,080
Total	6,877,330	3,453,681
Accumulated depreciation	(129,295)	(47,126)
Investments in real estate, net	$6,748,035	$3,406,555

During the six months ended June 30, 2018, the Company acquired interests in 15 real estate investments, which were comprised of 155 industrial, 40 multifamily and four hotel properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2018 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Segment	Acquisition Date	Purchase Price(2)
Aston Multifamily Portfolio(3)	90%	8	Various(4)	Multifamily	Jan. 2018	$141,743
Kraft Chicago Industrial Portfolio	100%	3	Aurora, IL	Industrial	Jan. 2018	151,365
Canyon Industrial Portfolio(5)	100%	146	Various(5)	Industrial	Mar. 2018	1,837,213
The Boulevard	100%	1	Phoenix, AZ	Multifamily	April 2018	48,392
Highroads MH	99%	3	Phoenix, AZ	Multifamily	April 2018	18,637
Blue Hills Multifamily	100%	1	Boston, MA	Multifamily	May 2018	131,747
Wave Multifamily Portfolio	100%	6	Various(6)	Multifamily	May 2018	423,135
ACG III Multifamily	95%	2	Gresham, OR & Turlock, CA	Multifamily	May 2018	96,182
Carroll Florida Multifamily	100%	2	Jacksonville & Orlando, FL	Multifamily	May 2018	116,832
HP Cold Storage Industrial Portfolio	100%	6	Various(7)	Industrial	May 2018	253,082
Henderson Select-Service 2-Pack	100%	2	Henderson, NV	Hotel	May 2018	36,260
Orlando Select-Service 2-Pack	100%	2	Orlando, FL	Hotel	May 2018	48,862
Solis at Flamingo	95%	1	Las Vegas, NV	Multifamily	June 2018	72,560
Evergreen Minari MH	99%	2	Phoenix, AZ	Multifamily	June 2018	8,614
Southwest MH	99%	14	Various(8)	Multifamily	June 2018	176,194
		199				$3,560,818

(1)

Certain of the investments made by BREIT provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition related costs.
(3)	The Aston Multifamily Portfolio closed in two stages and the final eight properties closed in January 2018. The first closing in November 2017 included 12 properties.
(4)	The Aston Multifamily Portfolio is located in four markets: Dallas/Fort Worth, TX (48% of units), Austin/San Antonio, TX (35%), Louisville, KY (9%) and Nashville, TN (8%).
(5)

The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).

(6)	The Wave Multifamily Portfolio is located in five markets: Sacramento, CA (28% of units), Las Vegas, NV (22%), Greater Seattle, WA (29%), Spokane, WA (14%), and Portland, OR (7%).
(7)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(8)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2018  ($ in thousands):

	Canyon Industrial Portfolio	Wave Multifamily Portfolio	All Other	Total
Building and building improvements	$1,362,916	$323,954	$857,661	$2,544,531
Land and land improvements	376,762	82,686	360,498	819,946
Furniture, fixtures and equipment	—	5,252	18,336	23,588
In-place lease intangibles	109,031	11,243	71,857	192,131
Above-market lease intangibles	8,459	—	3,122	11,581
Below-market lease intangibles	(19,955)	—	(11,404)	(31,359)
Other	—	—	400	400
Total purchase price	1,837,213	423,135	1,300,470	3,560,818
Assumed mortgage notes(1)	—	—	151,220	151,220
Net purchase price	$1,837,213	$423,135	$1,149,250	$3,409,598

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the six months ended June 30, 2018 were five, five and seven years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$252,130	$131,833
Below-market ground lease intangibles	4,623	4,623
Above-market lease intangibles	18,251	6,670
Prepaid ground lease rent	16,114	16,114
Other	676	676
Total intangible assets	291,794	159,916
Accumulated amortization:
In-place lease amortization	(49,923)	(45,160)
Below-market ground lease amortization	(122)	(85)
Above-market lease amortization	(2,467)	(600)
Prepaid ground lease rent amortization	(265)	(151)
Other	(160)	(76)
Total accumulated amortization	(52,937)	(46,072)
Intangible assets, net	$238,857	$113,844
Intangible liabilities:
Below-market lease intangibles	$46,279	$14,920
Accumulated amortization	(5,719)	(1,764)
Intangible liabilities, net	$40,560	$13,156

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2018 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Pre-paid Ground Lease Intangibles	Below-market Lease Intangibles
2018 (remaining)	$57,300	$40	$2,275	$114	$(5,029)
2019	42,579	79	4,085	227	(8,894)
2020	32,136	79	3,155	227	(7,015)
2021	24,646	79	2,563	227	(5,278)
2022	18,082	79	1,991	227	(4,072)
Thereafter	27,464	4,145	1,715	14,827	(10,272)
	$202,207	$4,501	$15,784	$15,849	$(40,560)

5. Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in real estate-related securities, which are exclusively CMBS ($ in thousands):

			June 30, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
32	BB	Multifamily, Hospitality, Office, Retail	L+2.89%	5/31/2024	$808,624	$807,386	$809,985
16	B	Hospitality, Office, Multifamily, Retail	L+3.63%	8/21/2024	463,231	462,275	464,638
16	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.18%	7/6/2024	295,646	295,256	296,063
8(5)	Other	Multifamily, Hospitality	L+1.14%	2/18/2027	126,670	71,639	72,058
2(6)	Other	Multifamily	N/A	5/25/2028	N/A	7,623	7,649
74					$1,694,171	$1,644,179	$1,650,393

			December 31, 2017
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
15	BB	Hospitality, Office, Multifamily, Retail	L+3.21%	12/18/2022	$423,770	$423,658	$424,419
10	B	Hospitality, Office, Multifamily	L+4.05%	1/27/2024	284,371	284,127	285,037
9	BBB	Office, Hospitality, Multifamily, Industrial, Retail	L+2.28%	5/11/2022	194,013	193,838	194,549
3	Other	Multifamily	L+2.50%	9/15/2026	11,749	11,749	11,737
37					$913,903	$913,372	$915,742

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2018 and December 31, 2017, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate-related securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2018 and December 31, 2017, one-month LIBOR was equal to 2.1% and 1.6%, respectively.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Includes one zero coupon position. Excluding the zero coupon position, the weighted average coupon was L+2.33%.
(6)	Includes two interest-only positions with a total notional amount of $1.2 billion.

The Company’s investments in real estate-related securities included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by a Blackstone-advised investment vehicle. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Cost Basis		Interest Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
CMBS collateralized by properties	$780,631	$559,616	$8,771	$1,163	$15,795	$1,188
CMBS collateralized by a loan	166,108	63,533	762	2	1,448	2
Total	$946,739	$623,149	$9,533	$1,165	$17,243	$1,190

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The terms and conditions of such affiliated CMBS held as of June 30, 2018 are consistent with the terms described in such Note.

During the six months ended June 30, 2018, the borrower paid off three of the Company’s CMBS with a total cost basis of $115.6 million collateralized by a property owned by a Blackstone-advised investment vehicle, which did not result in a gain or loss on the Company’s Condensed Consolidated Statement of Operations.

During the three and six months ended June 30, 2018 and 2017, the Company recorded an unrealized gain of $2.1 million and $3.8 million and $0.9 million and $1.6 million, respectively, as a component of Income from Real Estate-Related Securities on the Company’s Condensed Consolidated Statements of Operations. The Company did not sell any real estate-related debt securities during the three and six months ended June 30, 2018 and 2017.

6. Mortgage Notes, Term Loans, and Revolving Credit Facilities

The following table is a summary of the mortgage notes, term loans, and revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2018	December 31, 2017
Fixed rate loans
Fixed rate mortgages	3.98%	5/6/2025	N/A	$3,426,067	$1,468,294
Canyon Industrial Portfolio Mezzanine Loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.08%	5/4/2025		3,626,067	1,468,294
Variable rate loans
BAML Industrial Term Loan(4)	L+2.00%	6/1/2022	N/A	236,000	186,000
BAML Revolving Credit Facility(4)	L+2.00%	6/1/2022	$236,000	217,000	186,000
Citi Revolving Credit Facility(5)	L+2.25%	10/26/2020	300,000	178,831	178,831
Floating rate mortgage	L+2.18%	5/9/2022	N/A	63,600	63,600
Capital One Term Loan(6)	L+1.60%	12/12/2022	N/A	101,000	22,500
Capital One Revolving Credit Facility(6)	L+1.60%	12/12/2022	101,000	101,000	20,600
Total variable rate loans	4.06%	3/18/2022		897,431	657,531
Total loans secured by the Company's properties	4.08%	9/19/2024		4,523,498	2,125,825
Deferred financing costs, net				(31,854)	(16,075)
Premium on assumed debt, net				1,935	1,541
Mortgage notes, term loans, and revolving credit facilities, net				$4,493,579	$2,111,291

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2018 and December 31, 2017, one-month LIBOR was equal to 2.1% and 1.6%, respectively.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)

The majority of the Company’s mortgages contain yield or spread maintenance provisions. In addition, the majority of the Company’s loans are interest only except for certain loans with amortization provisions after a certain period of time.

(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of the Company’s industrial assets.
(5)	The Citi Revolving Credit Facility is secured by certain of the Company’s hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by certain of the Company’s industrial assets.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and revolving credit facilities as of June 30, 2018 ($ in thousands):

Year	Amount
2018 (remaining)	$1,510
2019	17,994
2020	212,541
2021	5,959
2022	729,042
Thereafter	3,556,452
Total	$4,523,498

7. Repurchase Agreements

On June 29, 2018, the Company entered into a master repurchase agreement with Barclays Bank PLC (the “Barclays MRA”) providing the Company with financing secured by the Company’s investments in real estate-related securities. Repurchase agreements under the Barclays MRA will have an initial maturity date of September 29, 2021. Additionally, the Company has previously entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) to provide the Company with additional financing capacity secured by the Company’s $1.7 billion of investments in real estate-related securities. The terms of the Citi MRA, RBC MRA, and BAML MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. The Company did not have any outstanding balance on the Barclays MRA as of June 30, 2018.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	June 30, 2018
Facility	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
RBC MRA	L+1.34%	11/25/2018	CMBS	$758,891	$605,585	None
Citi MRA	L+1.56%	9/7/2018	CMBS	628,491	458,896	None
BAML MRA	L+1.06%	7/10/2018	CMBS	48,477	37,759	None
				$1,435,859	$1,102,240

	December 31, 2017
Facility	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
Citi MRA	L+1.57%	8/23/2018	CMBS	$694,808	$512,975	None
RBC MRA	L+1.54%	11/24/2018	CMBS	194,918	150,238	None
BAML MRA	L+1.16%	2/9/2018	CMBS	26,016	19,635	None
				$915,742	$682,848

(1)

The term “L” refers to the one-month or three-month LIBOR. As of June 30, 2018 and December 31, 2017, one-month LIBOR was 2.1% and 1.6%, respectively, and three-month LIBOR was equal to 2.3% and 1.7%, respectively.

(2)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in July 2018 into new one month contracts.
(3)	Represents the fair value of the Company’s investments in real estate-related securities that serve as collateral.

8. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2018	December 31, 2017
Real estate intangibles, net	$238,857	$113,844
Receivables	20,869	7,386
Prepaid expenses	9,709	3,267
Pre-acquisition costs	7,606	6,588
Deferred financing costs, net	6,088	5,248
Straight-line rent receivable	5,799	2,045
Deferred leasing commissions, net	3,946	1,193
Other	6,634	5,711
Total	$299,508	$145,282

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2018	December 31, 2017
Payable for real estate-related securities	$170,028	$—
Subscriptions received in advance	137,896	107,576
Intangible liabilities, net	40,560	13,156
Real estate taxes payable	37,319	13,202
Accounts payable and accrued expenses	33,989	13,169
Tenant security deposits	17,170	8,107
Accrued interest expense	16,161	8,072
Prepaid rental income	14,729	5,381
Distribution payable	13,868	7,716
Other	27,151	6,456
Total	$508,871	$182,835

9. Equity and Redeemable Non-controlling Interest

Common Stock

As of June 30, 2018, the Company had issued 297.0 million shares of its common stock in the Offering for aggregate net proceeds of $3.1 billion. The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	For the Six Months Ended June 30, 2018
	Class S	Class T	Class D	Class I	Total
December 31, 2017	130,085	5,625	3,955	30,719	170,384
Common stock issued	66,853	9,111	12,762	35,336	124,062
Distribution reinvestment	2,511	125	111	864	3,611
Common stock repurchased	(831)	(3)	(1)	(204)	(1,039)
June 30, 2018	198,618	14,858	16,827	66,715	297,018

Share Repurchase Plan

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. For the six months ended June 30, 2018, the Company repurchased 1,039,003 shares of common stock representing a total of $11.1 million. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2018.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2018 ($ in thousands, except share and per share data):

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3118	$0.3118	$0.3118	$0.3118
Stockholder servicing fee per share of common stock	(0.0451)	(0.0444)	(0.0132)	—
Net distributions declared per share of common stock	$0.2667	$0.2674	$0.2986	$0.3118

Redeemable Non-controlling Interest

During 2017, the Special Limited Partner earned a performance participation allocation in the amount of $17.0 million. On January 1, 2018, the Company issued 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation based on the Company’s Net Asset Value (“NAV”) at December 31, 2017. In June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the NAV of the Class I units at May 31, 2018. As of June 30, 2018, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $54.0 million worth of shares of the Company and Class I units of BREIT OP.

Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for their share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2018, the Company recorded an allocation adjustment of $1.5 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

10. Related Party Transactions

Management Fee and Performance Participation Allocation

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and six months ended June 30, 2018, the Company incurred management fees of $9.3 million and $16.3 million, respectively. The Company issued 1,206,253 unregistered Class I shares to the Adviser as payment for such management fee and also had a payable of $3.4 million related to management fees as of June 30, 2018, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2018, the Adviser was issued 313,712 unregistered Class I shares as payment for the $3.4 million management fee accrued as of June 30, 2018. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. In accordance with the advisory agreement between the Company, BREIT OP and the Adviser, the Adviser waived management fees for the period January 1, 2017 to June 30, 2017, as such no management fee was incurred during the six months ended June 30, 2017.

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three and six months ended June 30, 2018, the Company recognized $9.5 million and $17.3 million, respectively, of Performance Participation Allocation Expense in the Company’s Condensed Consolidated Statements of Operations as the participation hurdle was achieved as of June 30, 2018. During both the three and six months ended June 30, 2017, the Company recognized $5.2 million of Performance Participation Allocation Expense as the participation hurdle was achieved as of June 30, 2017.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2018	December 31, 2017
Accrued stockholder servicing fee(1)	$167,329	$102,076
Performance participation allocation	17,349	16,974
Advanced organization and offering costs	9,144	10,160
Accrued management fee	3,371	1,904
Accrued affiliate service provider expenses	1,310	1,485
Advanced expenses	513	472
Total	$199,016	$133,071

(1)

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of June 30, 2018, the Company accrued $167.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Accrued affiliate service provider expenses

Beginning January 1, 2018, the Company engaged Gateway Industrial Properties L.L.C., a portfolio company owned by a Blackstone-advised fund, to provide the services that Equity Office Management, L.L.C. had previously provided to the Company’s industrial properties. Additionally, beginning April 1, 2018, the Company engaged Revantage Corporate Services, LLC, a portfolio company owned by a Blackstone-advised fund, to provide corporate support services (including, without limitation, accounting, legal, tax, treasury, as applicable), and transaction support services to certain of the Company’s investments directly.

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following table details the amounts incurred for such providers during the three and six months ended June 30, 2018 and 2017 ($ in thousands). Such amounts are included in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively.

	Affiliate Service Provider Expenses		Affiliate Service Provider Expenses		Capitalized Transaction Support Fees(1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
LivCor, L.L.C.	$2,048	$70	$3,191	$70	$101	$485
Gateway Industrial Properties L.L.C.	673	—	1,078	—	196	—
ShopCore Properties TRS Management LLC	258	70	498	70	—	—
BRE Hotels and Resorts LLC	171	10	318	15	—	—
Equity Office Management, L.L.C.	—	461	—	471	—	20
Revantage Corporate Services, L.L.C.	—	—	—	—	8	—
Total	$3,150	$611	$5,085	$626	$305	$505

(1)	Transaction support fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2018, the Company has not paid or accrued any incentive fees to its affiliated service providers.

Other

During the three and six months ended June 30, 2018, the Company paid Lexington National Land Services $0.4 million and $0.6 million, respectively, for title services related to five investments and such costs were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheet. For additional information regarding this affiliate relationship, see Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

11. Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2018 (remaining)	$86,638
2019	168,483
2020	149,607
2021	128,830
2022	103,644
Thereafter	226,602
Total	$863,804

13. Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2018	December 31, 2017
Multifamily	$3,757,245	$2,567,735
Industrial	2,899,583	636,900
Hotel	366,351	281,242
Retail	100,860	103,138
Real Estate-Related Securities	1,658,178	918,975
Other (Corporate)	151,763	117,318
Total assets	$8,933,980	$4,625,308

The following table sets forth the financial results by segment for the three months ended June 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$66,930	$41,542	$—	$1,782	$—	$110,254
Tenant reimbursement income	3,454	11,693	—	413	—	15,560
Hotel revenue	—	—	21,196	—	—	21,196
Other revenue	5,047	140	8	21	—	5,216
Total revenues	75,431	53,375	21,204	2,216	—	152,226

Expenses:
Rental property operating	35,959	14,678	—	815	—	51,452
Hotel operating	—	—	13,522	—	—	13,522
Total expenses	35,959	14,678	13,522	815	—	64,974
Income from real estate-related securities	—	—	—	—	17,397	17,397
Segment net operating income	$39,472	$38,697	$7,682	$1,401	$17,397	$104,649

Depreciation and amortization	$48,181	$31,822	$3,800	$1,023	$—	$84,826

Other income (expense):
General and administrative						(2,901)
Management fee						(9,281)
Performance participation allocation						(9,476)
Interest income						121
Interest expense						(49,841)
Other income (expense)						(389)
Net loss						$(51,944)
Net loss attributable to non-controlling interests						1,462
Net loss attributable to BREIT stockholders						$(50,482)

The following table sets forth the financial results by segment for the three months ended June 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,036	$6,260	$—	$934	$—	$21,230
Tenant reimbursement income	482	1,626	—	98	—	2,206
Hotel revenue	—	—	3,748	—	—	3,748
Other revenue	1,149	—	—	6	—	1,155
Total revenues	15,667	7,886	3,748	1,038	—	28,339

Expenses:
Rental property operating	6,667	2,549	—	173	—	9,389
Hotel operating	—	—	2,109	—	—	2,109
Total expenses	6,667	2,549	2,109	173	—	11,498
Income from real estate-related securities	—	—	—	—	2,543	2,543
Segment net operating income	$9,000	$5,337	$1,639	$865	$2,543	$19,384

Depreciation and amortization	$18,240	$4,217	$763	$476	$—	$23,696

Other income (expense):
General and administrative						(1,567)
Performance participation allocation						(5,241)
Interest income						117
Interest expense						(5,541)
Other income (expense)						(157)
Net loss						$(16,701)
Net loss attributable to non-controlling interests						—
Net loss attributable to BREIT stockholders						$(16,701)

The following table sets forth the financial results by segment for the six months ended June 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$124,713	$60,487	$—	$3,567	$—	$188,767
Tenant reimbursement income	6,414	17,349	—	845	—	24,608
Hotel revenue	—	—	39,017	—	—	39,017
Other revenue	9,284	178	16	40	—	9,518
Total revenues	140,411	78,014	39,033	4,452	—	261,910

Expenses:
Rental property operating	66,579	21,863	—	1,628	—	90,070
Hotel operating	—	—	25,136	—	—	25,136
Total expenses	66,579	21,863	25,136	1,628	—	115,206
Income from real estate-related securities	—	—	—	—	30,632	30,632
Segment net operating income	$73,832	$56,151	$13,897	$2,824	$30,632	$177,336

Depreciation and amortization	$104,054	$45,820	$7,010	$2,066	$—	$158,950

Other income (expense):
General and administrative						(4,946)
Management fee						(16,250)
Performance participation allocation						(17,349)
Interest income						198
Interest expense						(81,232)
Other income (expense)						(389)
Net loss						$(101,582)
Net loss attributable to non-controlling interests						3,552
Net loss attributable to BREIT stockholders						$(98,030)

The following table sets forth the financial results by segment for the six months ended June 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,556	$6,619	$—	$953	$—	$22,128
Tenant reimbursement income	508	1,667	—	98	—	2,273
Hotel revenue	—	—	5,174	—	—	5,174
Other revenue	1,202	—	—	6	—	1,208
Total revenues	16,266	8,286	5,174	1,057	—	30,783

Expenses:
Rental property operating	6,885	2,635	—	174	—	9,694
Hotel operating	—	—	2,949	—	—	2,949
Total expenses	6,885	2,635	2,949	174	—	12,643
Income from real estate-related securities	—	—	—	—	3,409	3,409
Segment net operating income	$9,381	$5,651	$2,225	$883	$3,409	$21,549

Depreciation and amortization	$18,599	$4,444	$1,257	$486	$—	$24,786

Other income (expense):
General and administrative						(4,253)
Performance participation allocation						(5,241)
Interest income						382
Interest expense						(5,547)
Other income (expense)						(72)
Net loss						$(17,968)
Net loss attributable to non-controlling interests						—
Net loss attributable to BREIT stockholders						$(17,968)

14. Subsequent Events

Acquisitions

Subsequent to June 30, 2018, the Company acquired an aggregate of $522.3 million of real estate, exclusive of closing costs, across five separate transactions.

Subsequent to June 30, 2018, the Company purchased an aggregate of $358.4 million of real estate-related securities.

Status of the Offering

As of August 14, 2018, the Company had sold an aggregate of 339,573,665 shares of its common stock (consisting of 223,147,685 Class S shares, 17,347,509 Class T shares, 22,066,207 Class D shares, and 77,012,264  Class I shares) in the Offering resulting in net proceeds of $3.5 billion to the Company as payment for such shares.

Class B Units

On July 27, 2018, the Company entered into an Amended and Restated Limited Partnership Agreement (the “A&R OP Agreement”) for BREIT OP. The A&R OP Agreement amends and restates the limited partnership agreement governing BREIT OP to provide for a new class of units (“Class B Units”) of BREIT OP, among other changes. Class B Units are available to certain suitable investors in private placements generally utilizing a “draw-down” structure. Class B Units will be sold at their NAV per unit, which will equal the NAV per Class I unit of BREIT OP and will generally correspond to the NAV per share of the Company’s Class I shares.

Class B Units are subject to the same fees and expenses of Class I Units and will not have any preferential rights relative to the Company’s interest in BREIT OP, nor will they be exchangeable for any shares of the Company’s common stock. Holders of the Class B Units will have a right to redeem their units for cash in a manner similar to the ability of the Company’s stockholders to have their shares repurchased under the Company’s share repurchase plan. Class B Unit redemptions will be subject to similar limitations as share repurchases under the Company’s share repurchase plan, namely the early repurchase deduction and caps on monthly and quarterly repurchases (calculated on an aggregate basis with shares of the Company’s common stock submitted for repurchase for the applicable period). The redemption rights of the Class B Unitholders will not affect the terms of the Company’s share repurchase plan. Class B Units will have the same limited voting rights as the other BREIT OP units and such rights do not affect the Company’s exclusive power, as general partner of BREIT OP, to manage and conduct the business of BREIT OP.

On July 27, 2018, BREIT OP received a $100.0 million commitment to purchase Class B Units from a Blackstone-advised entity, $25.0 million of which was funded on August 1, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Real Estate Income Trust,” “BREIT,” the “Company,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Overview

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that acquires primarily stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group L.P. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. As of June 30, 2018, we operated our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments and manufactured housing.

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

As of August 14, 2018, we had received net proceeds of $3.5 billion from selling an aggregate of 339,573,665 shares of our common stock (consisting of 223,147,685 Class S shares, 17,347,509 Class T shares, 22,066,207 Class D shares, and 77,012,264 Class I shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”. We intend to continue selling shares in the Offering on a monthly basis.

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

Q2 2018 Highlights

Operating Results:

•	Raised $741.2 million of net proceeds in the Offering during the three months ended June 30, 2018 and a total $1.3 billion of net proceeds in the Offering during the six months ended June 30, 2018.
•	Declared monthly net distributions totaling $38.0 million for the three months ended June 30, 2018 and $66.4 million in distributions during the six months ended June 30, 2018.
•

Inception through June 30, 2018 annualized total return without upfront selling commissions of 9.7% for Class S, 10.4% for Class T, 11.4% for Class D, and 10.6% for Class I shares. Inception to date annualized total return assuming full upfront selling commissions of 7.2% for Class S, 6.9% for Class T, and 9.9% for Class D shares.

Investments:

•

Our 314 properties as of June 30, 2018 consisted of Multifamily (53% based on fair value), Industrial (40%), Hotel (5%), and Retail (2%) and our portfolio of real estate was concentrated in the following regions: South (40%), West (35%), East (13%), and Midwest (12%).

•

Commercial mortgage backed securities (“CMBS”) investments as of June 30, 2018 were diversified by credit rating — BB (49% based on fair value), B (28%), BBB (18%), and Other (5%) and collateral backing — Hospitality (59%), Office (26%), Multifamily (8%), Retail (6%), and Industrial (1%).

•

During the three months ended June 30, 2018, acquired 32 multifamily, six industrial, and four hotel properties across 12 transactions with a total purchase price of $1.4 billion, inclusive of closing costs, consistent with our strategy of acquiring diversified, income producing, commercial real estate assets concentrated in high growth markets across the U.S.

•	Made investments in real estate-related securities in the form of CMBS positions with a total cost basis of $586.9 million during the three months ended June 30, 2018.

Financings:

•

Increased the Capital One Term Loan and Capital One Revolving Credit facility by $158.9 million in conjunction with the closing of the HP Cold Storage Portfolio and closed or assumed an additional $705.8 million of property level financings.

•	Obtained $292.0 of financings secured by the CMBS positions acquired during the three months ended June 30, 2018.
•

Entered into a new master repurchase agreement with Barclays Bank PLC (the “Barclays MRA”), providing an additional source of financing secured by our CMBS portfolio. Repurchase agreements under the Barclays MRA will have an initial maturity date of September 29, 2021.

Portfolio

Summary of Portfolio

The following charts further describe our portfolio composition in real properties based on fair value as of June 30, 2018:

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities based on fair value as of June 30, 2018:

Investments in Real Estate

As of June 30, 2018, we had acquired 314 properties with a total purchase price of $7.2 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel and Retail properties, located in growth markets across the U.S. The following table provides a summary of our portfolio as of June 30, 2018:

Segment	Number of Properties	Sq. Feet (in thousands)/ Number of Units/Sites/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot or Unit(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue(4)	Percentage of Total Rental and Hotel Revenue
Multifamily	88	25,295 units/sites	91%	$14,477	$3,940,924	$140,411	53%

Industrial	210	35,019 sq. ft.	95%	$4.92	3,025,796	78,014	30%

Hotel	14	1,828 keys	83%	$157.33/$129.62	306,988	39,033	15%

Retail	2	403 sq. ft.	97%	$16.25	100,736	4,452	2%

Total	314				$7,374,444	$261,910	100%

(1)	The occupancy rate is as of June 30, 2018 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the six months ended June 30, 2018.
(2)

For Hotel properties, represents Average Daily Rate and Revenue Per Available Room, respectively, for the six months ended June 30, 2018 or for properties acquired during the six months ended June 30, 2018, the date of acquisition through June 30, 2018.

(3)	Based on fair value as of June 30, 2018.
(4)	Total represents Rental and Hotel Revenue for the six months ended June 30, 2018.

Acquisitions of Real Estate

During the six months ended June 30, 2018, we invested $3.6 billion in real estate investments consisting of 169 wholly-owned properties and 30 properties through joint ventures. The following table provides further details of the properties acquired during the six months ended June 30, 2018:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Purchase Price (in thousands)(2)	Sq. Feet (in thousands)/ Units/Sites/Keys	Occupancy Rate(3)
Multifamily:
Aston Multifamily Portfolio (second closing)	8	Various(4)	Jan. 2018	90%	$141,743	1,283 units	95%
The Boulevard	1	Phoenix, AZ	April 2018	100%	48,392	294 units	98%
Highroads MH	3	Phoenix, AZ	April 2018	99%	18,637	265 sites	93%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	131,747	472 units	90%
Wave Multifamily Portfolio	6	Various(5)	May 2018	100%	423,135	2,199 units	95%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	96,182	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	116,832	716 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	72,560	524 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	8,614	114 sites	100%
Southwest MH	14	Various(6)	June 2018	99%	176,194	3,065 sites	100%
Total Multifamily	40				1,234,036	9,407 units/sites

Industrial:
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	151,365	1,693 sq. ft.	100%
Canyon Industrial Portfolio	146	Various(7)	Mar. 2018	100%	1,837,213	21,719 sq. ft.	90%
HP Cold Storage Industrial Portfolio	6	Various(8)	May 2018	100%	253,082	2,252 sq. ft.	100%
Total Industrial	155				2,241,660	25,664 sq. ft.

Hotel:
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	36,260	228 keys	85%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	48,862	254 keys	84%
Total Hotel	4				85,122	482 keys

Total Investments in Real Estate	199				$3,560,818

(1)

Certain of the joint venture agreements entered into by BREIT provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition-related costs.
(3)	The occupancy rate is as of June 30, 2018.
(4)	The Aston Multifamily Portfolio is located in four markets: Dallas/Fort Worth, TX (48% of units), Austin/San Antonio, TX (35%), Louisville, KY (9%), and Nashville, TN (8%).
(5)	The Wave Multifamily Portfolio is located in five markets: Sacramento, CA (28% of units), Las Vegas, NV (22%), Greater Seattle, WA (29%), Spokane, WA (14%), and Portland, OR (7%).
(6)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(7)

The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).

(8)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).

Subsequent to June 30, 2018, the Company acquired an aggregate of $522.3 million of real estate, exclusive of closing costs, across five separate transactions.

Investments in Real Estate-Related Securities

During the six months ended June 30, 2018, we invested $730.8 million in CMBS. The following table details our investments in CMBS as of June 30, 2018 ($ in thousands):

			June 30, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
32	BB	Multifamily, Hospitality, Office, Retail	L+2.89%	5/31/2024	$808,624	$807,386	$809,985
16	B	Hospitality, Office, Multifamily, Retail	L+3.63%	8/21/2024	463,231	462,275	464,638
16	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.18%	7/6/2024	295,646	295,256	296,063
8(5)	Other	Multifamily, Hospitality	L+1.14%	2/18/2027	126,670	71,639	72,058
2(6)	Other	Multifamily	N/A	5/25/2028	N/A	7,623	7,649
74					$1,694,171	$1,644,179	$1,650,393

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B   represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2018, were either not ratable or have not been submitted to ratings agencies.

(2)	Multifamily real estate-related securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2018, one-month LIBOR was 2.1%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Includes one zero coupon position. Excluding the zero coupon position, the weighted average coupon was L+2.33%.
(6)	Includes two interest-only positions with a total notional amount of $1.2 billion.

The following charts further describe the diversification of our CMBS investments by credit rating and collateral type based on fair value as of June 30, 2018:

Credit Rating(1)	Collateral Type

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2018, were either not ratable or have not been submitted to ratings agencies.

Subsequent to June 30, 2018, we purchased an aggregate of $358.4 million of real estate-related debt securities.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of June 30, 2018 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2018 (remaining)	43	$6,916	3%	985	3%
2019	85	22,887	11%	3,652	10%
2020	89	29,218	14%	4,739	13%
2021	85	33,750	16%	5,206	15%
2022	66	26,247	13%	3,990	11%
2023	75	40,769	20%	7,616	22%
2024	23	8,189	4%	1,090	3%
2025	25	14,222	7%	2,000	6%
2026	12	7,548	4%	1,510	4%
2027	11	7,774	4%	1,193	3%
Thereafter	17	10,648	4%	3,471	10%
Total	531	$208,168	100%	35,452	100%

(1)

Annualized base rent is determined from the annualized June 2018 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 10 to our condensed consolidated financial statements and our Annual Report on form 10-K for the year ended December 31, 2017.

Results of Operations

Due to the significant amount of acquisitions of real estate and real estate-related securities we have made since we commenced principal operations in January 2017, our results of operations for the three and six months ended June 30, 2018 and 2017 are not comparable. Four out of the 314 properties in our portfolio were owned for both the full three months ended June 30, 2018 and 2017 and as such, same store comparisons are not meaningful.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended June 30,		2018 vs. 2017	For the Six Months Ended June 30,		2018 vs. 2017
	2018	2017		$2018	2017	$
Revenues
Rental revenue	$110,254	$21,230	$89,024	$188,767	$22,128	$166,639
Tenant reimbursement income	15,560	2,206	13,354	24,608	2,273	22,335
Hotel revenue	21,196	3,748	17,448	39,017	5,174	33,843
Other revenue	5,216	1,155	4,061	9,518	1,208	8,310
Total revenues	152,226	28,339	123,887	261,910	30,783	231,127
Expenses
Rental property operating	51,452	9,389	42,063	90,070	9,694	80,376
Hotel operating	13,522	2,109	11,413	25,136	2,949	22,187
General and administrative	2,901	1,567	1,334	4,946	4,253	693
Management fee	9,281	—	9,281	16,250	—	16,250
Performance participation allocation	9,476	5,241	4,235	17,349	5,241	12,108
Depreciation and amortization	84,826	23,696	61,130	158,950	24,786	134,164
Total expenses	171,458	42,002	129,456	312,701	46,923	265,778
Other income (expense)
Income from real estate-related securities	17,397	2,543	14,854	30,632	3,409	27,223
Interest income	121	117	4	198	382	(184)
Interest expense	(49,841)	(5,541)	(44,300)	(81,232)	(5,547)	(75,685)
Other income	(389)	(157)	(232)	(389)	(72)	(317)
Total other income (expense)	(32,712)	(3,038)	(29,674)	(50,791)	(1,828)	(48,963)
Net loss	(51,944)	(16,701)	(35,243)	(101,582)	(17,968)	(83,614)
Net loss attributable to non-controlling interests	1,462	—	1,462	3,552	—	3,552
Net loss attributable to BREIT stockholders	$(50,482)	$(16,701)	$(33,781)	$(98,030)	$(17,968)	$(80,062)

Revenues, Rental Property Operating and Hotel Operating Expenses, Depreciation and Amortization

During the three and six months ended June 30, 2018, revenues, rental property operating and hotel operating expenses, and depreciation and amortization increased significantly compared to the corresponding period in 2017. The increase is driven by the growth in our portfolio, which increased from 55 properties as of June 30, 2017 to 314 properties as of June 30, 2018.

General and Administrative Expenses

During the three and six months ended June 30, 2018, general and administrative expenses increased $1.3 million and $0.7 million, respectively, compared to the corresponding periods in 2017, primarily due to miscellaneous corporate level expenses related to the increased size of our portfolio. The increase was partially offset by $1.8 million of organization costs during the six months ended June 30, 2017, which we did not incur in the same period of 2018.

Management Fee

During the three and six months ended June 30, 2018, the management fee increased by $9.3 million and $16.3 million, respectively, compared to the corresponding periods in 2017. The Adviser waived management fees for the first six months of 2017, and as such, we did not incur a management fee during the three and six months ended June 30, 2017.

Performance Participation Allocation

During the three and six months ended June 30, 2018, the unrealized performance participation allocation accrual increased $4.2 million and $12.1 million, respectively, compared to the corresponding periods in 2017. Each increase was the result of the increased Net Asset Value (“NAV”) of BREIT and a higher total return than the corresponding period in 2017. Such amount was allocated to the Special Limited Partner.

Income from Real Estate-Related Securities

During the three and six months ended June 30, 2018, income from real estate-related securities increased $14.9 million and $27.2 million, respectively, compared to the corresponding periods in 2017. Each increase was primarily due to the growth of our portfolio of investments in real estate-related securities which increased from 12 positions as of June 30, 2017 to 74 positions as of June 30, 2018.

Interest Expense

During the three and six months ended June 30, 2018, interest expense increased $44.3 million and $75.7 million, respectively, compared to the corresponding periods in 2017. Each increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness of such investments.

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to BREIT stockholders	$(50,482)	$(16,701)	$(98,030)	$(17,968)
Adjustments:
Real estate depreciation and amortization	84,826	23,696	158,950	24,786
Amount attributable to non-controlling interests for above adjustment	(2,266)	—	(5,162)	—
Funds from Operations attributable to BREIT stockholders	$32,078	$6,995	$55,758	$6,818

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

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Funds from Operations attributable to BREIT stockholders	$32,078	$6,995	$55,758	$6,818
Adjustments:
Straight-line rental income	(2,671)	(549)	(3,760)	(567)
Amortization of above- and below-market lease intangibles	(1,352)	(277)	(1,857)	(288)
Amortization of mortgage premium	(55)	—	(101)	—
Organization costs	—	—	—	1,838
Unrealized (gains) losses from changes in the fair value of real estate-related securities	(2,059)	(882)	(3,848)	(1,607)
Amortization of restricted stock awards	25	29	50	52
Performance participation allocation	9,476	5,241	17,349	5,241
Amount attributable to non-controlling interests for above adjustments	(14)	—	(47)	—
Adjusted Funds from Operations attributable to BREIT stockholders	$35,428	$10,557	$63,544	$11,487

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2018
Investments in real properties	$7,374,445
Investments in real estate-related securities	1,650,393
Cash and cash equivalents	56,456
Restricted cash	179,588
Other assets	48,422
Debt obligations	(5,577,412)
Subscriptions received in advance	(137,896)
Other liabilities	(331,507)
Accrued performance participation allocation	(17,349)
Management fee payable	(3,371)
Accrued stockholder servicing fees(1)	(1,648)
Non-controlling interests in joint ventures	(49,664)
Net Asset Value	$3,190,457
Number of outstanding shares	297,018

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $1.6 million accrued for purposes of our NAV and the $167.3 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2018 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Monthly NAV	$2,137,531	$157,200	$178,897	$716,829	$3,190,457
Number of outstanding shares	198,618	14,858	16,827	66,715	297,018
NAV Per Share as of June 30, 2018	$10.7620	$10.5802	$10.6315	$10.7446

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2018 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.6%
Industrial	7.3%	6.2%
Hotel	9.7%	9.5%
Retail	7.7%	6.4%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.6%	+0.9%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.3%)	(0.8%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.7%	+1.9%	+2.4%
(weighted average)	0.25% increase	(2.7%)	(2.4%)	(1.8%)	(2.2%)

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2018
Stockholders’ equity under U.S. GAAP	$2,590,122
Adjustments:
Accrued stockholder servicing fee	165,681
Organization and offering costs	9,144
Unrealized real estate appreciation	153,644
Accumulated depreciation and amortization	271,866
NAV	$3,190,457

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

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, revolving credit facilities, and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock receives the same gross distribution per share, which was $0.3118 per share for the six months ended June 30, 2018. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2018.

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2018	$0.0441	$0.0442	$0.0495	$0.0517
February 28, 2018	0.0443	0.0444	0.0492	0.0513
March 31, 2018	0.0445	0.0446	0.0500	0.0522
April 30, 2018	0.0445	0.0446	0.0498	0.0520
May 31, 2018	0.0446	0.0448	0.0501	0.0524
June 30, 2018	0.0447	0.0448	0.0500	0.0522
Total	$0.2667	$0.2674	$0.2986	$0.3118

The following tables summarize our distributions declared during the three and six months ended June 30, 2018 and 2017 ($ in thousands).

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$13,928	37%	$2,801	31%
Reinvested in shares	24,115	63%	6,150	69%
Total distributions	$38,043	100%	$8,951	100%
Sources of Distributions
Cash flows from operating activities	$38,043	100%	$8,951	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$38,043	100%	$8,951	100%

Cash flows from operating activities	$62,835		$17,911
Funds from Operations	$32,078		$6,995

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$24,076	36%	$3,188	31%
Reinvested in shares	42,351	64%	7,082	69%
Total distributions	$66,427	100%	$10,270	100%

Sources of Distributions
Cash flows from operating activities	$66,427	100%	$10,270	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$66,427	100%	$10,270	100%

Cash flows from operating activities	$104,325		$19,484
Funds from Operations	$55,758		$6,818

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our organization and offering costs (including reimbursement of organization and offering costs advanced by the Adviser), operating expenses, capital expenditures and to pay debt service on our outstanding indebtedness. We anticipate our operating expenses will include, among other things, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash or requests that we repurchase shares previously issued to the Adviser for payment of the management fee), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation allocation in cash or requests that we repurchase shares previously issued to the Special Limited Partner for payment of the performance participation allocation), general corporate expenses, and fees and expenses related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Through June 30, 2018, our distributions have been funded entirely from cash flows from operations.

As of June 30, 2018, our indebtedness included loans secured by our properties, master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) secured by our investments in real estate-related securities, and an unsecured line of credit.

The following table is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	June 30, 2018	December 31, 2017
Fixed rate loans
Fixed rate mortgages	3.98%	5/6/2025	N/A	$3,426,067	$1,468,294
Canyon Industrial Portfolio Mezzanine Loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.08%	5/4/2025		3,626,067	1,468,294
Variable rate loans
BAML Industrial Term Loan(4)	L+2.00%	6/1/2022	N/A	236,000	186,000
BAML Revolving Credit Facility(4)	L+2.00%	6/1/2022	$236,000	217,000	186,000
Citi Revolving Credit Facility(5)	L+2.25%	10/26/2020	300,000	178,831	178,831
Floating rate mortgage	L+2.18%	5/9/2022	N/A	63,600	63,600
Capital One Term Loan(6)	L+1.80%	12/12/2022	N/A	101,000	22,500
Capital One Revolving Credit Facility(6)	L+1.80%	12/12/2022	20,600	101,000	20,600
Total variable rate loans	4.06%	3/18/2022		897,431	657,531
Total loans secured by the Company's properties	4.08%	9/19/2024		4,523,498	2,125,825

Repurchase agreement borrowings secured by our real estate-related securities:
RBC MRA	L+1.34%	11/25/2018	N/A	605,585	150,238
Citi MRA	L+1.56%	9/7/2018	N/A	458,896	512,975
BAML MRA	L+1.06%	7/10/2018	N/A	37,759	19,635
Total repurchase agreement borrowings secured by our real estate-related securities				1,102,240	682,848

Unsecured loan:
Affiliate line of credit	L+2.25%	1/23/2019	250,000	—	5,374

Total indebtedness				$5,625,738	$2,814,047

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the Line of Credit, Revolving Credit Facilities, and Term Loans, and (ii) the one-month and three-month LIBOR with respect to the Repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in July 2018 into new one month contracts.
(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of our industrial assets.
(5)	The Citi Revolving Credit Facility is secured by certain of our hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by certain of our industrial assets.

On June 27, 2018, we entered into an Amended and Restated Limited Partnership Agreement (the “A&R OP Agreement”) for BREIT OP. The A&R OP Agreement amends and restates the limited partnership agreement governing BREIT OP to provide for a new class of units (“Class B Units”) of the BREIT OP, among other changes. Class B Units are available to certain suitable investors in private placements generally utilizing a “draw-down” structure. Class B Units will be sold at their NAV per unit, which will equal the NAV per Class I unit of BREIT OP and will generally correspond to the NAV per share of our Class I shares.

Class B Units are subject to the same fees and expenses of Class I Units and will not have any preferential rights relative to the Company’s interest in BREIT OP, nor will they be exchangeable for any shares of the Company’s common stock. Holders of the Class B Units will have a right to redeem their units for cash in a manner similar to the ability of the Company’s stockholders to have their shares repurchased under the Company’s share repurchase plan. Class B Unit redemptions will be subject to the same limitations as share repurchases under the Company’s share repurchase plan, namely the early repurchase deduction and caps on monthly and quarterly repurchases (calculated on an aggregate basis with shares of the Company’s common stock submitted for repurchase for the applicable period). The redemption rights of the Class B Unitholders will not affect the terms of the Company’s share repurchase plan. Class B Units will have the same limited voting rights as the other BREIT OP units and such rights do not affect the Company’s exclusive power, as general partner of BREIT OP, to manage and conduct the business of BREIT OP.

On July 27, 2018, BREIT OP received a $100.0 million commitment to purchase Class B Units from a Blackstone-advised entity, $25.0 million of which was funded on August 1, 2018.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of August 14, 2018, we had received net proceeds of $3.5 billion from selling an aggregate of 339,573,665 shares of our common stock (consisting of 223,147,685 Class S shares, 17,347,509 Class T shares, 22,066,207 Class D shares, and 77,012,264 Class I shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows provided by operating activities	$104,325	$19,484
Cash flows used in investing activities	(3,962,308)	(1,794,668)
Cash flows provided by financing activities	3,936,298	1,899,141
Net increase in cash and cash equivalents and restricted cash	$78,315	$123,957

Cash flows provided by operating activities increased $84.8 million during the six months ended June 30, 2018 compared to the corresponding period in the 2017 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate-related securities.

Cash flows used in investing activities increased $2.2 billion during the six months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to an increase of $1.9 billion in the acquisition of real estate investments and $0.3 billion of real estate-related securities.

Cash flows provided by financing activities increased $2.0 billion during the six months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to a net increase of $1.7 billion in borrowings and an increase of $0.3 billion in proceeds from issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate-related securities, and revenue recognition to be our critical accounting policies. See Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2017 for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2018 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$6,812,283	$1,304,565	$599,327	$1,139,212	$3,769,179
Ground leases	14,149	240	480	480	12,949
Organizational and offering costs	9,144	2,032	4,064	3,048	—
Other	18,627	2,398	6,871	7,092	2,266
Total	$6,854,203	$1,309,235	$610,742	$1,149,832	$3,784,394

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at June 30, 2018.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2018, the outstanding principal balance of our variable rate indebtedness was $2.0 billion and consisted of mortgage notes, term loans, revolving credit facilities, and repurchase agreements.

Certain of our mortgage loans, term loans, and revolving credit facilities are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the three and six months ended June 30, 2018, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.3 million and $0.5 million, respectively.

Our repurchase agreements are variable rate and indexed to one-month or three-month U.S. Dollar denominated LIBOR. For the three and six months ended June 30, 2018, a 10% increase in the one-month or three-month U.S. Dollar denominated LIBOR rate would have resulted in increased interest expense of $0.3 million and $0.6 million, respectively.

Investments in real estate-related securities

As of June 30, 2018, we held $1.7 billion of investments in real estate-related debt securities, which were exclusively CMBS. Our CMBS investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and six months ended June 30, 2018, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $0.7 million and $1.5 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate-related debt securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related debt securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate-related debt securities is unknown. As of June 30, 2018, the fair value at which we may sell our investments in real estate-related debt securities is not known, but a 10% change in the fair value of our investments in real estate-related debt securities may result in an unrealized gain or loss of $165.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three and six months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the six months ended June 30, 2018, the Adviser elected to receive its management fee in Class I shares and we issued 1,206,253 unregistered Class I shares to the Adviser in satisfaction of the management fee for January through May 2018. Additionally, we issued 313,712 unregistered Class I shares to the Adviser in July 2018 in satisfaction of the June 2018 management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the 2017 performance participation allocation became payable on December 31, 2017 and in January 2018, the Company issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

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

As of June 30, 2018, we received net proceeds of $3.1 billion from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	199,474,239	14,860,908	16,828,257	64,873,687	296,037,091
Gross offering proceeds	$2,083,343	$158,912	$176,761	$676,033	$3,095,049
Selling commissions and dealer manager fees	(21,869)	(4,419)	—	—	(26,288)
Accrued stockholder servicing fees	(14,409)	(610)	(134)	—	(15,153)
Net offering proceeds	$2,047,065	$153,883	$176,627	$676,033	$3,053,608

We primarily used the net proceeds from the Offering toward the acquisition of $7.2 billion of real estate and $1.7 billion of real estate-related securities. In addition to the net proceeds from the Offering, we financed our acquisitions with $4.5 billion of financing secured by our investments in real estate, $1.1 billion of repurchase agreements, and borrowings on the line of credit from Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

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

During the six months ended June 30, 2018, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2018	29,942	0.02%	$10.57	29,942	—
February 1 - February 28, 2018	88,765	0.04%	10.63	88,765	—
March 1 - March 31, 2018	97,380	0.04%	10.64	97,380	—
April 1 - April 30, 3018	164,420	0.07%	10.57	164,420	—
May 1 - May 31, 2018	282,194	0.10%	10.64	282,194	—
June 1 - June 30, 2018	376,302	0.13%	10.72	376,302	—
Total	1,039,003	N/M	$10.65	1,039,003	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $145.9 million of Class S, Class T, Class D and Class I shares based on our May 31, 2018 NAV in the second quarter of 2018 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

In June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the net asset value of the Class I units at May 31, 2018. The Special Limited Partner continues to hold 0.9 million Class I units in BREIT OP. The redemption of Class I units are not considered part of our share repurchase plan as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1

Amended and Restated Dealer Manager Agreement, dated May 1, 2018, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrants Current Report on Form 8-K filed May 1, 2018)

10.2	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrants Current Report on Form 8-K filed May 1, 2018)
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 14, 2018	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 14, 2018	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)