Form 10-Q
period 2018-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2018-11-13
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, the issuer had the following shares outstanding: 264,325,644 shares of Class S common stock, 21,737,694 shares of Class T common stock, 28,458,057 shares of Class D common stock, and 101,121,737 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate, net	$9,040,454	$3,406,555
Investments in real estate-related securities	2,029,334	915,742
Cash and cash equivalents	75,529	31,166
Restricted cash	223,368	126,563
Other assets	358,489	145,282
Total assets	$11,727,174	$4,625,308

Liabilities and Equity
Mortgage notes, term loans, and revolving credit facilities, net	$6,170,104	$2,111,291
Repurchase agreements	1,541,715	682,848
Affiliate line of credit	—	5,374
Due to affiliates	248,261	133,071
Accounts payable, accrued expenses, and other liabilities	446,323	182,835
Total liabilities	8,406,403	3,115,419

Commitments and contingencies	—	—
Redeemable non-controlling interest	9,258	250

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 237,262,632 and 130,085,145 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,373	1,301
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 19,227,318 and 5,624,614 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	192	56
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 24,178,629 and 3,955,114 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	242	40
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 87,082,488 and 30,719,160 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	871	307
Additional paid-in capital	3,600,257	1,616,720
Accumulated deficit and cumulative distributions	(403,211)	(132,633)
Total stockholders' equity	3,200,724	1,485,791
Non-controlling interests	110,789	23,848
Total equity	3,311,513	1,509,639
Total liabilities and equity	$11,727,174	$4,625,308

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$134,567	$33,599	$323,334	$55,727
Tenant reimbursement income	18,271	3,230	42,879	5,503
Hotel revenue	40,000	9,874	79,017	15,048
Other revenue	7,324	2,201	16,842	3,409
Total revenues	200,162	48,904	462,072	79,687
Expenses
Rental property operating	63,783	15,938	153,853	25,632
Hotel operating	26,822	6,668	51,958	9,617
General and administrative	3,027	1,716	7,973	5,969
Management fee	11,823	3,712	28,073	3,712
Performance participation allocation	12,447	5,711	29,796	10,952
Depreciation and amortization	103,758	40,359	262,708	65,145
Total expenses	221,660	74,104	534,361	121,027
Other income (expense)
Income from real estate-related securities	28,647	4,026	59,279	7,435
Interest income	82	36	280	418
Interest expense	(65,711)	(10,866)	(146,943)	(16,413)
Other income (expense)	(283)	157	(672)	85
Total other income (expense)	(37,265)	(6,647)	(88,056)	(8,475)
Net loss	$(58,763)	$(31,847)	$(160,345)	$(49,815)
Net loss attributable to non-controlling interests	$1,096	$122	$4,648	$122
Net loss attributable to BREIT stockholders	$(57,667)	$(31,725)	$(155,697)	$(49,693)
Net loss per share of common stock — basic and diluted	$(0.17)	$(0.28)	$(0.57)	$(0.66)
Weighted-average shares of common stock outstanding, basic and diluted	342,351,542	112,585,463	274,226,898	75,771,929

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common	Common	Common	Common	Additional	Deficit and	Total	Non-
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	controlling	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Interests	Equity
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$85
Common stock issued	978	22	12	230	1,262,811	—	1,264,053	—	1,264,053
Offering costs	—	—	—	—	(98,938)	—	(98,938)	—	(98,938)
Distribution reinvestment	10	—	—	3	13,481	—	13,494	—	13,494
Common stock repurchased	—	—	—	—	(187)	—	(187)	—	(187)
Amortization of restricted stock grant	—	—	—	—	77	—	77	—	77
Net loss	—	—	—	—	—	(49,693)	(49,693)	(122)	(49,815)
Distributions declared on common stock	—	—	—	—	—	(25,321)	(25,321)	—	(25,321)
Contributions from non-controlling interests	—	—	—	—	—	—	—	8,978	8,978
Balance at September 30, 2017	$988	$22	$12	$233	$1,177,444	$(75,129)	$1,103,570	$8,856	$1,112,426

Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$1,509,639
Common stock issued	1,045	134	201	560	2,080,278	—	2,082,218	—	2,082,218
Offering costs	—	—	—	—	(131,288)	—	(131,288)	—	(131,288)
Distribution reinvestment	42	2	3	15	66,836	—	66,898	—	66,898
Common stock repurchased	(15)	—	(2)	(11)	(30,575)	—	(30,603)	—	(30,603)
Amortization of restricted stock grants	—	—	—	—	112	—	112	—	112
Net loss ($786 allocated to redeemable non-controlling interest)	—	—	—	—	—	(155,697)	(155,697)	(3,862)	(159,559)
Distributions declared on common stock	—	—	—	—	—	(114,881)	(114,881)	—	(114,881)
Contributions from non-controlling interests	—	—	—	—	—	—	—	80,216	80,216
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,215)	(2,215)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,826)	—	(1,826)	—	(1,826)
Balance at September 30, 2018	$2,373	$192	$242	$871	$3,600,257	$(403,211)	$3,200,724	$110,789	$3,311,513

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(160,345)	$(49,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	28,073	3,712
Performance participation allocation	29,796	10,952
Depreciation and amortization	262,708	65,145
Unrealized gain on changes in fair value of financial instruments	(8,761)	(993)
Other items	(880)	(20)
Change in assets and liabilities:
(Increase) / decrease in other assets	(53,117)	(10,824)
Increase / (decrease) in due to affiliates	234	3,859
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	81,340	22,244
Net cash provided by operating activities	179,048	44,260
Cash flows from investing activities:
Acquisitions of real estate	(5,693,880)	(2,245,885)
Capital improvements to real estate	(59,071)	(3,290)
Pre-acquisition costs	—	(9,201)
Purchase of real estate-related securities	(1,227,708)	(660,151)
Proceeds from settlement of real estate-related securities	124,396	16,596
Net cash used in investing activities	(6,856,263)	(2,901,931)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,948,928	1,264,053
Offering costs paid	(31,316)	(15,388)
Subscriptions received in advance	180,425	98,435
Repurchase of common stock	(19,259)	(187)
Redemption of redeemable non-controlling interest	(8,400)	—
Borrowings from mortgage notes, term loans, and revolving credit facilities	5,632,422	1,055,913
Repayments from mortgage notes, term loans, and revolving credit facilities	(1,737,931)	—
Borrowings under repurchase agreements	954,892	491,026
Settlement of repurchase agreements	(96,025)	(12,571)
Borrowings from affiliate line of credit	1,135,900	617,650
Repayments on affiliate line of credit	(1,141,150)	(495,150)
Payment of deferred financing costs	(39,468)	(12,384)
Contributions from non-controlling interests	80,216	8,978
Distributions to non-controlling interests	(2,776)	—
Distributions	(38,075)	(6,203)
Net cash provided by financing activities	6,818,383	2,994,172
Net change in cash and cash equivalents and restricted cash	141,168	136,501
Cash and cash equivalents and restricted cash, beginning of period	157,729	200
Cash and cash equivalents and restricted cash, end of period	$298,897	$136,701

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$75,529	$30,820
Restricted cash	223,368	105,881
Total cash and cash equivalents and restricted cash	$298,897	$136,701

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$197,290	$107,369
Assumption of other liabilities in conjunction with acquisitions of real estate	$51,094	$17,093
Acquired non-controlling interests	$12,802	$—
Accrued capital expenditures and acquisition related costs	$3,985	$314
Accrued pre-acquisition costs	$61	$905
Accrued distributions	$9,952	$5,624
Accrued stockholder servicing fee due to affiliate	$101,124	$75,998
Accrued offering costs due to affiliate	$—	$7,552
Redeemable non-controlling interest issued as settlement of performance participation allocation	$16,974	$—
Allocation to redeemable non-controlling interest	$1,826	$—
Distribution reinvestment	$66,899	$13,494
Accrued common stock repurchases	$11,344	$152

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

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of September 30, 2018, the Company had received net proceeds of $3.8 billion from selling an aggregate of 367,532,939 shares of the Company’s common stock (consisting of 238,809,136 Class S shares, 19,250,630 Class T shares, 24,293,198 Class D shares, and 85,179,975 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of September 30, 2018, the Company owned 49 investments in real estate and had 93 positions in real estate-related securities. The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Financial results by segment are reported in Note 13 — Segment Reporting.

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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to aggregate certain financial statement line items in the Company’s consolidated statements of operations and consolidated statements of cash flows. Such reclassifications had no effect on net loss or previously reported totals or subtotals in the consolidated statements of cash flows.

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

As of September 30, 2018, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $2.7 billion and $1.9 billion, respectively, compared to $947.9 million and $645.5 million as of December 31, 2017. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Restricted Cash

As of September 30, 2018 and December 31, 2017, restricted cash primarily consists of $155.4 million and $107.6 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of our properties.

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

As of September 30, 2018 and December 31, 2017, the Company’s $2.0 billion and $915.7 million, respectively, of investments in real estate-related securities were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities are reported at fair value. As of September 30, 2018, the Company’s investments in real estate-related securities consisted of commercial mortgage-backed securities (“CMBS”), which are mortgage-related fixed income securities and corporate debt of real estate-related companies (together with CMBS, “Real Estate-Related Securities”). The Company generally determines the fair value of its Real Estate-Related Securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as Real Estate-Related Securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

As of September 30, 2018, the fair value of the Company’s mortgage notes, term loans, and revolving credit facilities, repurchase agreements, and affiliate line of credit was approximately $25.2 million below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company adopted ASU 2014-09 in the first quarter of 2018 and the pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. In July 2018, the FASB issued ASU 2018-11 which approved an amendment to the new Leases standard that allows a practical expedient for lessors from separating lease and non-lease components. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. Under the new leasing standard, lessor accounting remains substantially the same as current GAAP. As such, the Company does not anticipate a material impact to its condensed consolidated financial statements from a lessor standpoint. The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on the Company’s consolidated balance sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases. As of September 30, 2018, the undiscounted future minimum lease payments due under the Company’s long-term ground leases totaled $467.1 million. The Company is currently evaluating any further potential impact of this pronouncement on the Company’s condensed consolidated financial statements from a lessee standpoint.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Building and building improvements	$7,329,190	$2,815,348
Land and land improvements	1,738,731	574,253
Furniture, fixtures and equipment	164,618	64,080
Total	9,232,539	3,453,681
Accumulated depreciation	(192,085)	(47,126)
Investments in real estate, net	$9,040,454	$3,406,555

During the nine months ended September 30, 2018, the Company acquired interests in 23 real estate investments, which were comprised of 155 industrial, 70 multifamily, 10 hotel and one retail property.

The following table provides further details of the properties acquired during the nine months ended September 30, 2018 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Segment	Acquisition Date	Purchase Price(2)
Aston Multifamily Portfolio(3)	90%	8	Various(4)	Multifamily	Jan. 2018	$141,743
Kraft Chicago Industrial Portfolio	100%	3	Aurora, IL	Industrial	Jan. 2018	151,365
Canyon Industrial Portfolio	100%	146	Various(5)	Industrial	Mar. 2018	1,837,213
The Boulevard	100%	1	Phoenix, AZ	Multifamily	April 2018	48,392
Highroads MH	99%	3	Phoenix, AZ	Multifamily	April 2018	18,637
Blue Hills Multifamily	100%	1	Boston, MA	Multifamily	May 2018	131,747
Wave Multifamily Portfolio	100%	6	Various(6)	Multifamily	May 2018	423,135
ACG III Multifamily	95%	2	Gresham, OR & Turlock, CA	Multifamily	May 2018	96,182
Carroll Florida Multifamily	100%	2	Jacksonville & Orlando, FL	Multifamily	May 2018	116,832
HP Cold Storage Industrial Portfolio	100%	6	Various(7)	Industrial	May 2018	253,082
Henderson Select-Service 2-Pack	100%	2	Henderson, NV	Hotel	May 2018	36,260
Orlando Select-Service 2-Pack	100%	2	Orlando, FL	Hotel	May 2018	48,862
Solis at Flamingo	95%	1	Las Vegas, NV	Multifamily	June 2018	72,560
Evergreen Minari MH	99%	2	Phoenix, AZ	Multifamily	June 2018	8,614
Southwest MH	99%	14	Various(8)	Multifamily	June 2018	176,194
Velaire at Aspera	100%	1	Phoenix, AZ	Multifamily	July 2018	64,573
Hidden Springs MH	99%	1	Desert Hot Springs, CA	Multifamily	July 2018	17,122
SVPAC MH	99%	2	Phoenix, AZ	Multifamily	July 2018	14,278
Coyote Multifamily Portfolio	100%	6	Phoenix, AZ	Multifamily	Aug. 2018	311,813
Corporex Select Service Portfolio	100%	5	Various(9)	Hotel	Aug. 2018	117,869
JW Marriott San Antonio Hill Country Resort	100%	1	San Antonio, TX	Hotel	Aug. 2018	604,323
Vista Center	100%	1	Miami, FL	Retail	Aug. 2018	34,738
EdR Student Housing Portfolio	95%	20	Various(10)	Multifamily	Sept. 2018	1,230,857
		236				$5,956,391

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

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

(6)	The Wave Multifamily Portfolio is located in five markets: Sacramento, CA (28% of units), Las Vegas, NV (22%), Greater Seattle, WA (29%), Spokane, WA (14%), and Portland, OR (7%).
(7)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(8)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(9)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).
(10)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2018  ($ in thousands):

	Canyon Industrial Portfolio	EdR Student Housing Portfolio	JW Marriott San Antonio Hill Country Resort	Wave Multifamily Portfolio	All Other	Total
Building and building improvements	$1,362,916	$1,034,732	$474,529	$323,954	$1,270,880	$4,467,011
Land and land improvements	376,762	138,249	84,218	82,686	480,079	1,161,994
Furniture, fixtures and equipment	—	11,072	39,979	5,252	31,745	88,048
In-place lease intangibles	109,031	51,583	597	11,243	87,257	259,711
Above-market lease intangibles	8,459	—	—	—	3,465	11,924
Below-market lease intangibles	(19,955)	(122)	—	—	(13,044)	(33,121)
Above-market ground lease intangible	—	(4,657)	—	—	—	(4,657)
Other	—	—	5,000	—	481	5,481
Total purchase price	1,837,213	1,230,857	604,323	423,135	1,860,863	5,956,391
Assumed mortgage notes(1)	—	46,070	—	—	151,220	197,290
Non-controlling interest	—	12,802	—	—	—	12,802
Net purchase price	$1,837,213	$1,171,985	$604,323	$423,135	$1,709,643	$5,746,299

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and above-market ground lease intangibles of the properties acquired during the nine months ended September 30, 2018 were three, five, seven and 86 years, respectively.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$303,410	$131,833
Below-market ground lease intangibles	4,623	4,623
Above-market lease intangibles	18,541	6,670
Prepaid ground lease rent	16,114	16,114
Other	5,676	676
Total intangible assets	348,364	159,916
Accumulated amortization:
In-place lease amortization	(74,130)	(45,160)
Below-market ground lease amortization	(142)	(85)
Above-market lease amortization	(3,627)	(600)
Prepaid ground lease rent amortization	(321)	(151)
Other	(203)	(76)
Total accumulated amortization	(78,423)	(46,072)
Intangible assets, net	$269,941	$113,844
Intangible liabilities:
Below-market lease intangibles	$47,911	$14,920
Above-market ground lease intangibles	4,657	—
Total intangible liabilities	52,568	14,920
Accumulated amortization:
Below-market lease amortization	(8,219)	(1,764)
Above-market ground lease amortization	(2)	—
Total accumulated amortization	(8,221)	(1,764)
Intangible liabilities, net	$44,347	$13,156

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2018 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Pre-paid Ground Lease Intangibles	Below-market Lease Intangibles	Above-market Ground Lease Intangibles
2018 (remaining)	$56,077	$20	$1,143	$57	$(2,562)	$(14)
2019	68,165	79	4,160	227	(9,235)	(54)
2020	33,156	79	3,223	227	(7,353)	(54)
2021	25,390	79	2,631	227	(5,602)	(54)
2022	18,615	79	2,024	227	(4,396)	(54)
Thereafter	27,877	4,145	1,733	14,828	(10,544)	(4,425)
	$229,280	$4,481	$14,914	$15,793	$(39,692)	$(4,655)

5. Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in Real Estate-Related Securities, which were exclusively CMBS with the exception of one corporate bond position ($ in thousands):

			September 30, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
38	BB(5)	Hospitality, Office, Multifamily, Retail	L+2.70%	9/11/2024	$949,082	$947,436	$953,583
20	B	Hospitality, Office, Multifamily, Retail	L+3.57%	9/16/2024	494,296	493,032	496,036
24	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.15%	10/7/2024	486,858	486,362	488,141
9(6)	Other	Multifamily, Hospitality	L+1.22%	5/27/2026	138,127	83,925	84,127
2(7)	Other	Multifamily	N/A	5/25/2028	N/A	7,448	7,447
93					$2,068,363	$2,018,203	$2,029,334

			December 31, 2017
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
15	BB	Hospitality, Office, Multifamily, Retail	L+3.21%	12/18/2022	$423,770	$423,658	$424,419
10	B	Hospitality, Office, Multifamily	L+4.05%	1/27/2024	284,371	284,127	285,037
9	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.28%	5/11/2022	194,013	193,838	194,549
3	Other	Multifamily	L+2.50%	9/15/2026	11,749	11,749	11,737
37					$913,903	$913,372	$915,742

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2018 and December 31, 2017, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily Real Estate-Related Securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)

The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of September 30, 2018 and December 31, 2017, one-month LIBOR was equal to 2.3% and 1.6%, respectively.

(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Includes one corporate bond position with a fair value of $54.0 million.
(6)	Includes one zero coupon position. Excluding the zero coupon position, the weighted average coupon was L+2.20%.
(7)	Includes two interest-only positions with a total notional amount of $1.2 billion.

The Company’s investments in Real Estate-Related Securities included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by a Blackstone-advised investment vehicle. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Cost Basis		Interest Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
CMBS collateralized by properties	$847,605	$559,616	$10,617	$2,486	$26,412	$3,673
CMBS collateralized by a loan	166,108	63,533	1,910	650	3,358	653
Total	$1,013,713	$623,149	$12,527	$3,136	$29,770	$4,326

During the nine months ended September 30, 2018, the borrower paid off three of the Company’s CMBS with a total cost basis of $115.6 million collateralized by a property owned by a Blackstone-advised investment vehicle, which did not result in a gain or loss on the Company’s Condensed Consolidated Statement of Operations.

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The terms and conditions of such affiliated CMBS held as of September 30, 2018 are consistent with the terms described in such Note.

During the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $4.9 million and $8.8 million, respectively, and an unrealized loss of $0.6 million and an unrealized gain of $1.0 million during the three and nine months ended September 30, 2017, respectively, as a component of Income from Real Estate-Related Securities on the Company’s Condensed Consolidated Statements of Operations.

The Company did not sell any Real Estate-Related Securities during the three and nine months ended September 30, 2018 and 2017.

6. Mortgage Notes, Term Loans, and Revolving Credit Facilities

The following table is a summary of the mortgage notes, term loans, and revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2018	December 31, 2017
Fixed rate loans
Fixed rate mortgages	4.02%	11/17/2025	N/A	$4,285,301	$1,468,294
Canyon Industrial Portfolio Mezzanine Loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.10%	11/7/2025		4,485,301	1,468,294
Variable rate loans
Floating rate mortgages	L+1.62%	10/4/2026	N/A	591,235	63,600
BAML Industrial Term Loan(4)	L+1.75%	6/1/2022	N/A	236,000	186,000
BAML Revolving Credit Facility(4)	L+1.75%	6/1/2022	$236,000	127,000	186,000
Citi JW San Antonio Revolving Credit Facility	L+1.70%	9/9/2023	202,500	202,500	—
Citi JW San Antonio Term Loan	L+1.70%	9/9/2023	N/A	202,500	—
Citi Revolving Credit Facility(5)	L+1.88%	10/26/2020	300,000	171,200	178,831
Capital One Term Loan(6)	L+1.60%	12/12/2022	N/A	101,000	22,500
Capital One Revolving Credit Facility(6)	L+1.60%	12/12/2022	101,000	101,000	20,600
Total variable rate loans	3.95%	2/6/2024		1,732,435	657,531
Total loans secured by the Company's properties	4.06%	5/13/2025		6,217,736	2,125,825
Deferred financing costs, net				(49,363)	(16,075)
Premium on assumed debt, net				1,731	1,541
Mortgage notes, term loans, and revolving credit facilities, net				$6,170,104	$2,111,291

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2018 and December 31, 2017, one-month LIBOR was equal to 2.3% and 1.6%, respectively.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)

The majority of the Company’s mortgages contain yield or spread maintenance provisions. In addition, the majority of the Company’s loans are interest only except for certain loans with amortization provisions after a certain period of time.

(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of the Company’s industrial assets.
(5)	As of September 30, 2018, the Citi Revolving Credit Facility is secured by certain of the Company’s multifamily investments and as of December 31, 2017, certain of the Company’s hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by certain of the Company’s industrial assets.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and revolving credit facilities as of September 30, 2018 ($ in thousands):

Year	Amount
2018 (remaining)	$802
2019	18,049
2020	204,998
2021	6,052
2022	639,140
Thereafter	5,348,695
Total	$6,217,736

7. Repurchase Agreements

On June 29, 2018, the Company entered into a master repurchase agreement with Barclays Bank PLC (the “Barclays MRA”) providing the Company with financing secured by the Company’s investments in Real Estate-Related Securities. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to our other counterparties. The initial maturity date of the repurchase agreements under the Barclays MRA is September 29, 2021. The terms of the Barclays MRA contain specific spread and advance rate provisions based on the rating of the underlying CMBS.

Additionally, during the nine months ended September 30, 2018, the Company has entered into repurchase agreements with Morgan Stanley Bank, N.A. (the “MS MRA”) and HSBC Bank USA, National Association (the “HSBC MRA”). Previously, the Company entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) to provide the Company with additional financing capacity secured by the Company’s $2.0 billion of investments in Real Estate-Related Securities. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	September 30, 2018
Facility	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
RBC MRA	L+1.27%	4/23/2019	CMBS(4)	$773,216	$625,913	None
Barclays MRA	L+1.72%	9/29/2021	CMBS	513,231	384,764	None
Citi MRA	L+1.21%	10/25/2018	CMBS	504,364	377,915	None
BAML MRA	L+1.06%	10/15/2018	CMBS	105,903	80,687	None
MS MRA	L+0.96%	10/15/2018	CMBS	86,304	72,436	None
				$1,983,018	$1,541,715

	December 31, 2017
Facility	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Security Interests	Collateral Assets(3)	Outstanding Balance	Prepayment Provisions
Citi MRA	L+1.57%	8/23/2018	CMBS	$694,808	$512,975	None
RBC MRA	L+1.54%	11/24/2018	CMBS	194,918	150,238	None
BAML MRA	L+1.16%	2/9/2018	CMBS	26,016	19,635	None
				$915,742	$682,848

(1)

The term “L” refers to the one-month or three-month LIBOR. As of September 30, 2018 and December 31, 2017, one-month LIBOR was 2.3% and 1.6%, respectively, and three-month LIBOR was equal to 2.4% and 1.7%, respectively.

(2)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in October 2018 into new one month contracts.
(3)	Represents the fair value of the Company’s investments in Real Estate-Related Securities that serve as collateral.
(4)	As of September 30, 2018, the security interests pledged under the RBC MRA include one corporate bond.

8. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2018	December 31, 2017
Real estate intangibles, net	$269,941	$113,844
Receivables	38,354	7,386
Prepaid expenses	12,739	3,267
Straight-line rent receivable	8,398	2,045
Pre-acquisition costs	6,134	6,588
Deferred leasing costs, net	6,049	1,193
Deferred financing costs, net	5,736	5,248
Other	11,138	5,711
Total	$358,489	$145,282

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2018	December 31, 2017
Subscriptions received in advance	$180,425	$107,576
Real estate taxes payable	61,223	13,202
Accounts payable and accrued expenses	52,285	13,169
Intangible liabilities, net	44,347	13,156
Prepaid rental income	22,109	5,381
Tenant security deposits	20,018	8,107
Distribution payable	17,670	7,716
Accrued interest expense	16,410	8,072
Other	31,836	6,456
Total	$446,323	$182,835

9. Equity and Redeemable Non-controlling Interest

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Nine Months Ended September 30, 2018
	Class S	Class T	Class D	Class I	Total
December 31, 2017	130,085	5,625	3,955	30,719	170,384
Common stock issued	104,482	13,387	20,084	55,983	193,936
Distribution reinvestment	4,217	238	255	1,537	6,247
Common stock repurchased	(1,521)	(23)	(115)	(1,194)	(2,853)
Independent directors' restricted stock grant(1)	—	—	—	37	37
September 30, 2018	237,263	19,227	24,179	87,082	367,751
(1)

The independent directors’ restricted stock grant represents $0.1 million of the annual compensation paid to each of the independent directors. The grant is amortized over the one-year service period of such grant.

Share Repurchase Plan

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify, suspend or terminate the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the nine months ended September 30, 2018, the Company repurchased 2,853,188 shares of common stock representing a total of $30.6 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2018.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2018 ($ in thousands, except share and per share data):

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.4699	$0.4699	$0.4699	$0.4699
Stockholder servicing fee per share of common stock	(0.0683)	(0.0672)	(0.0199)	—
Net distributions declared per share of common stock	$0.4016	$0.4027	$0.4500	$0.4699

Redeemable Non-controlling Interest

During 2017, the Special Limited Partner earned a performance participation allocation in the amount of $17.0 million. On January 1, 2018, the Company issued 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation based on the Company’s Net Asset Value (“NAV”) at December 31, 2017. In June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the NAV of the Class I units at May 31, 2018. As of September 30, 2018, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $57.4 million worth of shares of the Company and Class I units of BREIT OP.

Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for their share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at September 30, 2018, the Company recorded an allocation adjustment of $1.8 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Non-controlling Interests

The following table summarizes the components of non-controlling interests ($ in thousands):

	September 30, 2018	December 31, 2017
Non-controlling interests attributable to third party joint ventures	$61,664	$23,848
Non-controlling interests attributable to Class B Units	49,125	—
Non-controlling interests	$110,789	$23,848

On July 27, 2018, the Company entered into an Amended and Restated Limited Partnership Agreement (the “A&R OP Agreement”) for BREIT OP. The A&R OP Agreement amended the limited partnership agreement governing BREIT OP to provide for a new class of units (“Class B Units”) of BREIT OP, among other changes. Class B Units are available to certain suitable investors in private placements generally utilizing a “draw-down” structure. Class B Units are sold at their NAV per unit, which will equal the NAV per Class I unit of BREIT OP and will generally correspond to the NAV per share of the Company’s Class I shares.

Class B Units are subject to the same fees and expenses of Class I Units and do not have any preferential rights relative to the Company’s interest in BREIT OP, nor are they exchangeable for any shares of the Company’s common stock. Holders of the Class B Units have a right to redeem their units for cash in a manner similar to the ability of the Company’s stockholders to have their shares repurchased under the Company’s share repurchase plan. Class B Unit redemptions are subject to similar limitations as share repurchases under the Company’s share repurchase plan, namely the early repurchase deduction and caps on monthly and quarterly repurchases (calculated on an aggregate basis with shares of the Company’s common stock submitted for repurchase for the applicable period). The redemption rights of the Class B unitholders do not affect the terms of the Company’s share repurchase plan. Class B Units have the same limited voting rights as the other BREIT OP units and such rights do not affect the Company’s exclusive power, as general partner of BREIT OP, to manage and conduct the business of BREIT OP.

During the three months ended September 30, 2018, BREIT OP received $50.0 million in Class B Units subscriptions from a Blackstone-advised entity. As of September 30, 2018, there were 4,646,441 Class B Units outstanding. The total commitment made by the Blackstone-advised entity was $100.0 million and the remaining $50.0 million commitment was funded subsequent to September 30, 2018. Class B Units subscriptions are recorded as a component of Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

10. Related Party Transactions

Management Fee and Performance Participation Allocation

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and nine months ended September 30, 2018, the Company incurred management fees of $11.8 million and $28.1 million, respectively. The Company issued 2,220,262 unregistered Class I shares to the Adviser as payment for such management fee and also had a payable of $4.3 million related to management fees as of September 30, 2018, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2018, the Adviser was issued 393,894 unregistered Class I shares as payment for the $4.3 million management fee accrued as of September 30, 2018. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. In accordance with the advisory agreement between the Company, BREIT OP and the Adviser, the Adviser waived management fees for the period January 1, 2017 to June 30, 2017, as such the management fee incurred for both the three and nine months ended September 30, 2017 was $3.7 million. During September 2018, the Company repurchased 700,298 Class I shares previously issued to the Adviser as payment for the Company’s management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $7.6 million.

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three and nine months ended September 30, 2018, the Company recognized $12.4 million and $29.8 million, respectively, of Performance Participation Allocation Expense in the Company’s Condensed Consolidated Statements of Operations as the participation hurdle was achieved as of September 30, 2018. During the three and nine months ended September 30, 2017, the Company recognized $5.7 million and $11.0 million, respectively, of Performance Participation Allocation Expense as the participation hurdle was achieved as of September 30, 2017.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2018	December 31, 2017
Accrued stockholder servicing fee(1)	$203,199	$102,076
Performance participation allocation	29,796	16,974
Advanced organization and offering costs	8,693	10,160
Accrued management fee	4,265	1,904
Accrued affiliate service provider expenses	1,579	1,485
Advanced expenses	729	472
Total	$248,261	$133,071
(1)

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of September 30, 2018, the Company accrued $203.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers

Accrued affiliate service provider expenses

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

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following table details the amounts incurred for such providers during the three and nine months ended September 30, 2018 and 2017 ($ in thousands). Such amounts are included in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively.

	Affiliate Service Provider Expenses		Affiliate Service Provider Expenses		Capitalized Transaction Support Fees(1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
LivCor, L.L.C.	$1,995	$394	$5,186	$464	$145	$600
Gateway Industrial Properties L.L.C.	1,336	—	2,414	—	196	—
ShopCore Properties TRS Management LLC	470	72	968	142	—	—
BRE Hotels and Resorts LLC	260	38	578	53	—	—
Equity Office Management, L.L.C.	—	286	—	757	—	20
Revantage Corporate Services, L.L.C.	69	—	69	—	9	—
Total	$4,130	$790	$9,215	$1,416	$350	$620

(1)	Transaction support fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2018, the Company has not paid or accrued any incentive fees to its affiliated service providers.

Other

During the three and nine months ended September 30, 2018, the Company paid Lexington National Land Services $3.1 million and $3.7 million, respectively, for title services related to 13 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs which is a reduction to Mortgage Notes, Term Loans, and Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheet. For additional information regarding this affiliate relationship, see Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

11. Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Three of the Company's investments in real estate include ground lease obligations with varying maturity dates through 2104. The Company recognizes ground rent expense on a straight-line basis as a component of Rental Property Operating or Hotel Operating expense on the Company's condensed consolidated statement of operations. The following table details the Company's ground lease payment obligations subsequent to September 30, 2018 ($ in thousands):

Year	Future Commitments
2018 (remaining)	$350
2019	1,410
2020	1,445
2021	1,481
2022	1,518
Thereafter	460,905
Total	$467,109

12. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2018 (remaining)	$43,810
2019	171,760
2020	153,760
2021	133,045
2022	106,053
Thereafter	237,722
Total	$846,150

13. Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Hotel properties, Retail properties, and Real Estate-Related Securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is a key performance metric that captures the operating performance of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2018	December 31, 2017
Multifamily	$5,379,132	$2,567,735
Industrial	2,876,939	636,900
Hotel	1,125,262	281,242
Retail	138,091	103,138
Real Estate-Related Securities	2,040,501	918,975
Other (Corporate)	167,249	117,318
Total assets	$11,727,174	$4,625,308

The following table sets forth the financial results by segment for the three months ended September 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$88,799	$43,719	$—	$2,049	$—	$134,567
Tenant reimbursement income	5,049	12,746	—	476	—	18,271
Hotel revenue	—	—	40,000	—	—	40,000
Other revenue	6,337	165	781	41	—	7,324
Total revenues	100,185	56,630	40,781	2,566	—	200,162

Expenses:
Rental property operating	46,196	16,818	—	769	—	63,783
Hotel operating	—	—	26,822	—	—	26,822
Total expenses	46,196	16,818	26,822	769	—	90,605
Income from real estate-related securities	—	—	—	—	28,647	28,647
Segment net operating income	$53,989	$39,812	$13,959	$1,797	$28,647	$138,204

Depreciation and amortization	$62,929	$31,966	$7,633	$1,230	$—	$103,758

Other income (expense):
General and administrative						(3,027)
Management fee						(11,823)
Performance participation allocation						(12,447)
Interest income						82
Interest expense						(65,711)
Other income (expense)						(283)
Net loss						$(58,763)
Net loss attributable to non-controlling interests						$1,096
Net loss attributable to BREIT stockholders						$(57,667)

The following table sets forth the financial results by segment for the three months ended September 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$24,911	$7,737	$—	$951	$—	$33,599
Tenant reimbursement income	964	2,036	—	230	—	3,230
Hotel revenue	—	—	9,874	—	—	9,874
Other revenue	2,182	7	—	12	—	2,201
Total revenues	28,057	9,780	9,874	1,193	—	48,904

Expenses:
Rental property operating	12,588	3,029	—	321	—	15,938
Hotel operating	—	—	6,668	—	—	6,668
Total expenses	12,588	3,029	6,668	321	—	22,606
Income from real estate-related securities	—	—	—	—	4,026	4,026
Segment net operating income	$15,469	$6,751	$3,206	$872	$4,026	$30,324

Depreciation and amortization	$32,606	$5,408	$1,862	$483	$—	$40,359

Other income (expense):
General and administrative						(1,716)
Management fee						(3,712)
Performance participation allocation						(5,711)
Interest income						36
Interest expense						(10,866)
Other income (expense)						157
Net loss						$(31,847)
Net loss attributable to non-controlling interests						$122
Net loss attributable to BREIT stockholders						$(31,725)

The following table sets forth the financial results by segment for the nine months ended September 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$213,512	$104,206	$—	$5,616	$—	$323,334
Tenant reimbursement income	11,463	30,095	—	1,321	—	42,879
Hotel revenue	—	—	79,017	—	—	79,017
Other revenue	15,637	343	781	81	—	16,842
Total revenues	240,612	134,644	79,798	7,018	—	462,072

Expenses:
Rental property operating	112,775	38,681	—	2,397	—	153,853
Hotel operating	—	—	51,958	—	—	51,958
Total expenses	112,775	38,681	51,958	2,397	—	205,811
Income from real estate-related securities	—	—	—	—	59,279	59,279
Segment net operating income	$127,837	$95,963	$27,840	$4,621	$59,279	$315,540

Depreciation and amortization	$166,983	$77,786	$14,643	$3,296	$—	$262,708

Other income (expense):
General and administrative						(7,973)
Management fee						(28,073)
Performance participation allocation						(29,796)
Interest income						280
Interest expense						(146,943)
Other income (expense)						(672)
Net loss						$(160,345)
Net loss attributable to non-controlling interests						$4,648
Net loss attributable to BREIT stockholders						$(155,697)

The following table sets forth the financial results by segment for the nine months ended September 30, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$39,466	$14,357	$—	$1,904	$—	$55,727
Tenant reimbursement income	1,472	3,703	—	328	—	5,503
Hotel revenue	—	—	15,048	—	—	15,048
Other revenue	3,385	6	—	18	—	3,409
Total revenues	44,323	18,066	15,048	2,250	—	79,687

Expenses:
Rental property operating	19,473	5,664	—	495	—	25,632
Hotel operating	—	—	9,617	—	—	9,617
Total expenses	19,473	5,664	9,617	495	—	35,249
Income from real estate-related securities	—	—	—	—	7,435	7,435
Segment net operating income	$24,850	$12,402	$5,431	$1,755	$7,435	$51,873

Depreciation and amortization	$51,205	$9,852	$3,119	$969	$—	$65,145

Other income (expense):
General and administrative						(5,969)
Management fee						(3,712)
Performance participation allocation						(10,952)
Interest income						418
Interest expense						(16,413)
Other income (expense)						85
Net loss						$(49,815)
Net loss attributable to non-controlling interests						$122
Net loss attributable to BREIT stockholders						$(49,693)

14. Subsequent Events

Acquisitions

Subsequent to September 30, 2018, the Company acquired an aggregate of $993.1 million of real estate, exclusive of closing costs, across three separate transactions.

Subsequent to September 30, 2018, the Company acquired an aggregate of $222.7 million of Real Estate-Related Securities.

Status of the Offering

As of November 13, 2018, the Company had sold an aggregate of 415,835,450 shares of its common stock (consisting of 266,113,175 Class S shares, 21,790,145 Class T shares, 28,572,626 Class D shares, and 99,359,504  Class I shares) in the Offering resulting in net proceeds of $4.3 billion to the Company as payment for such shares.

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

Overview

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that acquires primarily stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group L.P. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. As of September 30, 2018, we operated our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.

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

As of November 13, 2018, we had received net proceeds of $4.3 billion from selling an aggregate of 415,835,450 shares of our common stock (consisting of 266,113,175 Class S shares, 21,790,145 Class T shares, 28,572,626  Class D shares, and 99,359,504 Class I shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “— Portfolio”. We intend to continue selling shares in the Offering on a monthly basis.

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

Q3 2018 Highlights

Operating Results:

•

Raised $767.7 million and $2.1 billion of net proceeds in the Offering during the three and nine months ended September 30, 2018, respectively. In addition, during the three months ended September 30, 2018, we received $50.0 million in Class B Unit subscriptions from a Blackstone-advised entity.

•	Declared monthly net distributions totaling $48.5 million and $114.9 million for the three and nine months ended September 30, 2018, respectively.
•

Inception through September 30, 2018 annualized total return without upfront selling commissions of 9.7% for Class S, 10.1% for Class T, 11.1% for Class D, and 10.6% for Class I shares. Inception to date annualized total return assuming full upfront selling commissions of 7.5% for Class S, 7.3% for Class T, and 9.9% for Class D shares.

Investments:

•

Our 351 properties as of September 30, 2018 consisted of Multifamily (56% based on fair value), Industrial (31%), Hotel (11%), and Retail (2%) and our portfolio of real estate was concentrated in the following regions: South (39%), West (37%), East (14%), and Midwest (10%).

•

Real estate-related securities investments as of September 30, 2018 were diversified by credit rating — BB (47% based on fair value), B (24%), BBB (24%), and Other (5%) and collateral backing — Hospitality (62%), Office (25%), Multifamily (7%), Retail (5%), and Industrial (1%).

•

During the three months ended September 30, 2018, we acquired 30 multifamily, six hotel and one retail property across eight transactions with a total purchase price of $2.4 billion, inclusive of closing costs, consistent with our strategy of acquiring diversified, income producing, commercial real estate assets concentrated in high growth markets across the U.S.

•

Our acquisitions during the three months ended September 30, 2018 included our first investment in student housing, a component of our Multifamily segment. We acquired a portfolio of 20 student housing properties for a purchase price of $1.2 billion, inclusive of closing costs. The portfolio consists of 10,610 beds, primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

•

Made investments in real estate-related securities in the form of commercial mortgage-backed securities (“CMBS”) and corporate debt of real estate-related companies (together with CMBS, “Real Estate-Related Securities”) with a total cost basis of $374.0 million during the three months ended September 30, 2018.

Financings:

•

Continued our strategy of obtaining revolving credit capacity with the financing of the JW Marriott San Antonio Hill Country Resort acquisition, which included a $202.5 million revolver and $202.5 million term loan.

•

Entered into long-term financing for 17 of our select-service hotel properties, ten of which were previously financed under our Citi Revolving Credit Facility. The new $257.0 million loan has a seven year term and is floating rate at L+1.80%.

•	Obtained $439.5 million of financings secured by our Real Estate-Related Securities positions unencumbered as of June 30, 2018 or acquired during the three months ended September 30, 2018.
•

Our financings secured by our Real Estate-Related Securities positions included $384.8 million of repurchase financings under the Barclays MRA, which includes longer duration and limited mark-to-market provisions compared to our other MRAs.

Portfolio

Summary of Portfolio

The following charts further describe our portfolio composition in real properties based on fair value as of September 30, 2018:

The following chart outlines the percentage of our investments in real properties and investments in Real Estate-Related Securities based on fair value as of September 30, 2018:

Investments in Real Estate

As of September 30, 2018, we had acquired 351 properties with a total purchase price of $9.6 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel and Retail properties, located in growth markets across the U.S. The following table provides a summary of our portfolio as of September 30, 2018:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Sites/Beds/ Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot or Unit(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue	Percentage of Total Rental and Hotel Revenue
Multifamily	118	38,492 units/sites/beds	94%	$12,391	$5,621,392	$240,612	52%

Industrial	210	35,019 sq. ft.	95%	$4.97	2,955,068	134,644	29%

Hotel	20	3,431 keys	82%	$ 156.23/$127.40	1,099,213	79,798	17%

Retail	3	494 sq. ft.	99%	$18.78	137,302	7,018	2%

Total	351				$9,812,975	$462,072	100%

(1)	The occupancy rate is as of September 30, 2018 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the nine months ended September 30, 2018.
(2)

For Hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the nine months ended September 30, 2018 or for properties acquired during the nine months ended September 30, 2018, the date of acquisition through September 30, 2018.

(3)	Based on fair value as of September 30, 2018.

Acquisitions of Real Estate

During the nine months ended September 30, 2018, we invested $6.0 billion in real estate investments consisting of 183 wholly-owned properties and 53 properties through joint ventures. The following table provides further details of the properties acquired during the nine months ended September 30, 2018:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Purchase Price (in thousands)(2)	Sq. Feet (in thousands)/ Units/Sites/Beds/ Keys	Occupancy Rate(3)
Multifamily:
Aston Multifamily Portfolio (second closing)	8	Various(4)	Jan. 2018	90%	$141,743	1,283 units	83%
The Boulevard	1	Phoenix, AZ	April 2018	100%	48,392	294 units	96%
Highroads MH	3	Phoenix, AZ	April 2018	99%	18,637	265 sites	92%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	131,747	472 units	90%
Wave Multifamily Portfolio	6	Various(5)	May 2018	100%	423,135	2,199 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	96,182	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	116,832	716 units	97%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	72,560	524 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	8,614	114 sites	97%
Southwest MH	14	Various(6)	June 2018	99%	176,194	3,065 sites	80%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	14,278	233 sites	92%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	17,122	317 sites	87%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	64,573	286 units	97%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	311,813	1,751 units	97%
EdR Student Housing Portfolio	20	Various(7)	Sept. 2018	95%	1,230,857	10,610 beds	98%
Total Multifamily	70				2,872,679	22,604 units/sites/beds

Industrial:
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	151,365	1,693 sq. ft.	100%
Canyon Industrial Portfolio	146	Various(8)	Mar. 2018	100%	1,837,213	21,719 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various(9)	May 2018	100%	253,082	2,252 sq. ft.	94%
Total Industrial	155				2,241,660	25,664 sq. ft.

Hotel:
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	36,260	228 keys	82%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	48,862	254 keys	88%
Corporex Select Service Portfolio	5	Various(10)	Aug. 2018	100%	117,869	601 keys	84%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	604,323	1,002 keys	70%
Total Hotel	10				807,314	2,085 keys

Retail:
Vista Center	1	Miami, FL	Aug. 2018	100%	34,738	91,391 sq. ft.	96%
Total Retail	1				34,738	91,391 sq. ft.

Total Investments in Real Estate	236				$5,956,391

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition-related costs.
(3)	The occupancy rate is as of September 30, 2018 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the nine months ended September 30, 2018.
(4)	The Aston Multifamily Portfolio is located in four markets: Dallas/Fort Worth, TX (48% of units), Austin/San Antonio, TX (35%), Louisville, KY (9%), and Nashville, TN (8%).
(5)	The Wave Multifamily Portfolio is located in five markets: Sacramento, CA (28% of units), Las Vegas, NV (22%), Greater Seattle, WA (29%), Spokane, WA (14%), and Portland, OR (7%).
(6)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(7)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(8)

The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).

(9)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(10)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).

Subsequent to September 30, 2018, the Company acquired an aggregate of $993.1 million of real estate, exclusive of closing costs, across three separate transactions.

Investments in Real Estate-Related Securities

During the nine months ended September 30, 2018, we invested $1.1 billion in Real Estate-Related Securities. The following table details our investments in Real Estate-Related Securities as of September 30, 2018 ($ in thousands):

Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount	Cost Basis	Fair Value
38	BB(5)	Hospitality, Office, Multifamily, Retail	L+2.70%	9/11/2024	$949,082	$947,436	$953,583
20	B	Hospitality, Office, Multifamily, Retail	L+3.57%	9/16/2024	494,296	493,032	496,036
24	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.15%	10/7/2024	486,858	486,362	488,141
9(6)	Other	Multifamily, Hospitality	L+1.22%	5/27/2026	138,127	83,925	84,127
2(7)	Other	Multifamily	N/A	5/25/2028	N/A	7,448	7,447
93					$2,068,363	$2,018,203	$2,029,334

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B   represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2018, were either not ratable or have not been submitted to ratings agencies.

(2)	Multifamily Real Estate-Related Securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of September 30, 2018, one-month LIBOR was 2.3%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Includes one corporate bond position with a fair value of $54.0 million.
(6)	Includes one zero coupon position. Excluding the zero coupon position, the weighted average coupon was L+2.20%.
(7)	Includes two interest-only positions with a total notional amount of $1.2 billion.

The following charts further describe the diversification of our Real Estate-Related Securities investments by credit rating and collateral type based on fair value as of September 30, 2018:

Credit Rating(1)	Collateral Type

(1)

BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2018, were either not ratable or have not been submitted to ratings agencies.

Subsequent to September 30, 2018, we purchased an aggregate of $222.7 million of Real Estate-Related Securities.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of September 30, 2018 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2018 (remaining)	19	$3,281	2%	411	1%
2019	88	22,176	10%	3,480	10%
2020	89	29,704	14%	4,751	13%
2021	108	35,920	17%	5,403	15%
2022	77	27,896	13%	4,144	12%
2023	74	44,597	21%	7,686	22%
2024	47	10,522	5%	1,593	5%
2025	28	14,224	7%	1,994	6%
2026	12	7,580	3%	1,510	4%
2027	13	7,774	3%	1,193	3%
Thereafter	22	10,876	5%	3,345	9%
Total	577	$214,550	100%	35,510	100%

(1)

Annualized base rent is determined from the annualized September 2018 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 10 to our condensed consolidated financial statements and Note 11 to our Annual Report on form 10-K for the year ended December 31, 2017.

Results of Operations

Due to the significant amount of acquisitions of real estate and Real Estate-Related Securities we have made since we commenced principal operations in January 2017, our results of operations for the three and nine months ended September 30, 2018 and 2017 are not comparable. However, certain properties in our portfolio were owned for both the three months ended September 30, 2018 and 2017 and are discussed further below.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities segment to be same property.

For both the three months ended September 30, 2018 and 2017, our same property portfolio consisted of 13 multifamily, 39 industrial, two hotel, and one retail properties. We did not own any properties in our portfolio for the full nine months ended September 30, 2018 and 2017 and as such, same property comparisons are not presented for these periods.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) interest income, and (e) income from Real Estate-Related Securities.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,
	2018	2017
Net loss attributable to BREIT stockholders	$(57,667)	$(31,725)
Adjustments to reconcile to same property NOI
General and administrative	3,027	1,716
Management fee	11,823	3,712
Performance participation allocation	12,447	5,711
Depreciation and amortization	103,758	40,359
Income from real estate-related securities	(28,647)	(4,026)
Interest income	(82)	(36)
Interest expense	65,711	10,866
Other income (expense)	283	(157)
Non-controlling interests	(1,096)	(122)
NOI	109,557	26,298
Non-same property NOI	86,077	3,681
Same property NOI	$23,480	$22,617

The following table details the components of same property NOI for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$
Same property NOI
Rental revenue	$29,514	$28,790	$724
Tenant reimbursement income	3,208	2,980	228
Hotel revenue	6,649	5,982	667
Other revenue	1,917	1,915	2
Total revenues	41,288	39,667	1,621

Rental property operating	13,377	13,199	178
Hotel operating	4,431	3,851	580
Total expenses	17,808	17,050	758
Same property NOI	$23,480	$22,617	$863

Same Property – Rental Revenue

Same property rental revenue increased $0.7 million for the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase in rental revenue was primarily the result of an increase in occupancy of 3% at our multifamily properties.

Same Property – Hotel Revenue

Same property hotel revenue increased $0.7 million for the three months ended September 30, 2018, compared to the corresponding period in 2017. The increase in hotel revenue was primarily due to an increase in occupancy, ADR and RevPAR. Occupancy at the hotels increased from 85% to 88% period over period. ADR increased from $184 to $197 and RevPAR increased from $156 to $173 during the three months ended September 30, 2018 compared to the corresponding period in 2017.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.6 million during the three months ended September 30, 2018, compared to the corresponding period in 2017. The increase in hotel operating expenses for the three months ended September 30, 2018 was primarily a result of an increase in general operating expenses related to the increase in occupancy and RevPAR.

Other Operating Income and Expense Items

General and Administrative Expenses

During the three and nine months ended September 30, 2018, general and administrative expenses increased $1.3 million and $2.0 million, respectively, compared to the corresponding periods in 2017, primarily due to miscellaneous corporate level expenses related to the increased size of our portfolio. The increase was partially offset by $1.8 million of organization costs during the nine months ended September 30, 2017, which we did not incur in the same period of 2018.

Management Fee

During the three and nine months ended September 30, 2018, the management fee increased by $8.1 million and $24.4 million, respectively, compared to the corresponding periods in 2017. The increase was primarily due to the Adviser management fee waiver for the first six months of 2017 as well as the growth in our net asset value (“NAV”).

Performance Participation Allocation

During the three and nine months ended September 30, 2018, the unrealized performance participation allocation accrual increased $6.7 million and $18.8 million, respectively, compared to the corresponding periods in 2017. Both increases were the result of the increased NAV of BREIT and a higher total return than the corresponding period in 2017. Such amount was allocated to the Special Limited Partner.

Depreciation and amortization

Depreciation and amortization increased significantly compared to the corresponding period in 2017. The increase was driven by the growth in our portfolio, which increased from 85 properties as of September 30, 2017 to 351 properties as of September 30, 2018.

Income from Real Estate-Related Securities

During the three and nine months ended September 30, 2018, income from Real Estate-Related Securities increased $24.6 million and $51.8 million, respectively, compared to the corresponding periods in 2017. Each increase was primarily due to the growth of our portfolio of investments in Real Estate-Related Securities which increased from 24 positions as of September 30, 2017 to 93 positions as of September 30, 2018.

Interest Expense

During the three and nine months ended September 30, 2018, interest expense increased $54.8 million and $130.5 million, respectively, compared to the corresponding periods in 2017. Each increase was primarily due to the growth in our portfolio of real estate and Real Estate-Related Securities and the related indebtedness of such investments.

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to BREIT stockholders	$(57,667)	$(31,725)	$(155,697)	$(49,693)
Adjustments:
Real estate depreciation and amortization	103,758	40,359	262,708	65,145
Amount attributable to non-controlling interests for above adjustment	(2,272)	(169)	(7,434)	(169)
Funds from Operations attributable to BREIT stockholders	$43,819	$8,465	$99,577	$15,283
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, amortization of mortgage premium/discount, organization costs, unrealized gains or losses from changes in the fair value of financial instruments, amortization of stock awards, and performance participation allocation or other non-cash incentive compensation even if repurchased by us. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Funds from Operations attributable to BREIT stockholders	$43,819	$8,465	$99,577	$15,283
Adjustments:
Straight-line rental income	(2,606)	(551)	(6,366)	(1,118)
Amortization of above- and below-market lease intangibles	(1,275)	(348)	(3,132)	(636)
Amortization of mortgage premium	(75)	—	(176)	—
Organization costs	—	—	—	1,838
Unrealized (gains) losses from changes in the fair value of real estate-related securities	(4,913)	641	(8,761)	(966)
Amortization of restricted stock awards	62	25	112	77
Performance participation allocation	12,447	5,711	29,796	10,952
Amount attributable to non-controlling interests for above adjustments	(36)	—	(83)	—
Adjusted Funds from Operations attributable to BREIT stockholders	$47,423	$13,943	$110,967	$25,430

FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2018
Investments in real properties	$9,812,975
Investments in real estate-related securities	2,029,334
Cash and cash equivalents	75,529
Restricted cash	223,368
Other assets	70,720
Debt obligations	(7,686,674)
Subscriptions received in advance	(180,425)
Other liabilities	(223,479)
Accrued performance participation allocation	(29,796)
Management fee payable	(4,265)
Accrued stockholder servicing fees(1)	(2,005)
Non-controlling interests	(103,732)
Net Asset Value	$3,981,550
Number of outstanding shares	367,751

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $2.0 million accrued for purposes of our NAV and the $203.2 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2018 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Monthly NAV	$2,574,481	$205,019	$259,032	$943,018	$3,981,550
Number of outstanding shares	237,263	19,227	24,179	87,082	367,751
NAV Per Share as of September 30, 2018	$10.8508	$10.6629	$10.7133	$10.8290

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2018 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.6%
Industrial	7.3%	6.3%
Hotel	9.7%	9.2%
Retail	7.7%	6.6%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.5%	+0.9%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.4%)	(0.9%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.7%	+2.0%	+2.3%
(weighted average)	0.25% increase	(2.7%)	(2.4%)	(1.9%)	(2.2%)

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2018
Stockholders’ equity under GAAP	$3,200,724
Adjustments:
Accrued stockholder servicing fee	201,194
Organization and offering costs	8,693
Unrealized real estate appreciation	197,738
Accumulated depreciation and amortization	373,201
NAV	$3,981,550

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

Distributions

We declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.4699 per share for the nine months ended September 30, 2018. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2018.

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2018	$0.0441	$0.0442	$0.0495	$0.0517
February 28, 2018	0.0443	0.0444	0.0492	0.0513
March 31, 2018	0.0445	0.0446	0.0500	0.0522
April 30, 2018	0.0445	0.0446	0.0498	0.0520
May 31, 2018	0.0446	0.0448	0.0501	0.0524
June 30, 2018	0.0447	0.0448	0.0500	0.0522
July 31, 2018	0.0448	0.0450	0.0504	0.0526
August 31, 2018	0.0450	0.0451	0.0505	0.0528
September 30, 2018	0.0451	0.0452	0.0505	0.0527
Total	$0.4016	$0.4027	$0.4500	$0.4699

The following tables summarize our distributions declared during the three and nine months ended September 30, 2018 and 2017 ($ in thousands).

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$17,866	37%	$5,033	33%
Reinvested in shares	30,588	63%	10,018	67%
Total distributions	$48,454	100%	$15,051	100%
Sources of Distributions
Cash flows from operating activities	$48,454	100%	$15,051	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$48,454	100%	$15,051	100%

Cash flows from operating activities	$74,723		$24,776
Funds from Operations	$43,819		$8,465

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$41,942	37%	$8,221	32%
Reinvested in shares	72,939	63%	17,100	68%
Total distributions	$114,881	100%	$25,321	100%
Sources of Distributions
Cash flows from operating activities	$114,881	100%	$25,321	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$114,881	100%	$25,321	100%

Cash flows from operating activities	$179,048		$44,260
Funds from Operations	$99,577		$15,283

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our organization and offering costs (including reimbursement of organization and offering costs advanced by the Adviser), operating expenses, capital expenditures and to pay debt service on our outstanding indebtedness. We anticipate our operating expenses will include, among other things, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash or requests that we repurchase shares previously issued to the Adviser for payment of the management fee), the performance participation allocation that BREIT OP pays to the Special Limited Partner, general corporate expenses, and fees and expenses related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Through September 30, 2018, our distributions have been funded entirely from cash flows from operations.

As of September 30, 2018, our indebtedness included loans secured by our properties, master repurchase agreements with Royal Bank of Canada (the “RBC MRA”), Barclays Bank PLC (the “Barclays MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), and Morgan Stanley Bank, N.A. (the “MS MRA”) secured by our investments in Real Estate-Related Securities, and an unsecured line of credit.

The following table is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	September 30, 2018	December 31, 2017
Fixed rate loans:
Fixed rate mortgages	4.02%	11/17/2025	N/A	$4,285,301	$1,468,294
Canyon Industrial Portfolio Mezzanine Loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.10%	11/7/2025		4,485,301	1,468,294
Variable rate loans:
Floating rate mortgages	L+1.62%	10/4/2026	N/A	591,235	63,600
BAML Industrial Term Loan(4)	L+1.75%	6/1/2022	N/A	236,000	186,000
BAML Revolving Credit Facility(4)	L+1.75%	6/1/2022	$236,000	127,000	186,000
Citi JW San Antonio Revolving Credit Facility	L+1.70%	9/9/2023	202,500	202,500	—
Citi JW San Antonio Term Loan	L+1.70%	9/9/2023	N/A	202,500	—
Citi Revolving Credit Facility(5)	L+1.88%	10/26/2020	300,000	171,200	178,831
Capital One Term Loan(6)	L+1.60%	12/12/2022	N/A	101,000	22,500
Capital One Revolving Credit Facility(6)	L+1.60%	12/12/2022	101,000	101,000	20,600
Total variable rate loans	3.95%	2/6/2024		1,732,435	657,531
Total loans secured by the Company's properties	4.06%	5/13/2025		6,217,736	2,125,825

Repurchase agreement borrowings secured by our real estate-related securities:
RBC MRA	L+1.27%	4/23/2019	N/A	625,913	150,238
Barclays MRA	L+1.72%	9/29/2021	750,000	384,764	—
Citi MRA	L+1.21%	10/25/2018	N/A	377,915	512,975
BAML MRA	L+1.06%	10/15/2018	N/A	80,687	19,635
MS MRA	L+0.96%	10/15/2018	N/A	72,436	—
Total repurchase agreement borrowings secured by our real estate-related securities				1,541,715	682,848

Unsecured loan:
Affiliate line of credit	L+2.25%	1/23/2019	250,000	—	5,374

Total indebtedness				$7,759,451	$2,814,047

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the Line of Credit, Revolving Credit Facilities, and Term Loans, and (ii) the one-month and three-month LIBOR with respect to the Repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in October 2018 into new one month contracts.
(4)	The BAML Industrial Term Loan and BAML Revolving Credit Facility are secured by certain of our industrial assets.
(5)	As of September 30, 2018, the Citi Revolving Credit Facility is secured by certain of our multifamily investments and as of December 31, 2017, certain of our hotel investments.
(6)	The Capital One Term Loan and Capital One Revolving Credit Facility are secured by certain of our industrial assets.

As of November 13, 2018, we had received net proceeds of $4.3 billion from selling an aggregate of 415,835,450 shares of our common stock (consisting of 266,113,175 Class S shares, 21,790,145 Class T shares, 28,572,626 Class D shares, and 99,359,504 Class I shares).

During the three months ended September 30, 2018, BREIT OP received $50.0 million in Class B Unit subscriptions from a Blackstone-advised entity. As of September 30, 2018, there were 4,646,441 Class B Units outstanding. The total commitment made by the Blackstone-advised entity was $100.0 million and the remaining $50.0 million commitment was funded subsequent to September 30, 2018. Refer to Note 9 to our condensed consolidated financial statements for further details on our Class B Units.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows provided by operating activities	$179,048	$44,260
Cash flows used in investing activities	(6,856,263)	(2,901,931)
Cash flows provided by financing activities	6,818,383	2,994,172
Net increase in cash and cash equivalents and restricted cash	$141,168	$136,501

Cash flows provided by operating activities increased $134.8 million during the nine months ended September 30, 2018 compared to the corresponding period in the 2017 due to increased cash flows from the operations of the investments in real estate and income on our investments in Real Estate-Related Securities.

Cash flows used in investing activities increased $4.0 billion during the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily due to an increase of $3.4 billion in the acquisition of real estate investments and $0.6 billion of Real Estate-Related Securities.

Cash flows provided by financing activities increased $3.8 billion during the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily due to a net increase of $3.1 billion in borrowings and an increase of $0.7 billion in proceeds from issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2018 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$9,585,203	$1,448,139	$1,167,757	$1,639,566	$5,329,741
Ground leases	467,109	1,401	2,908	3,056	459,744
Organizational and offering costs	8,693	2,045	4,091	2,557	—
Other	18,027	2,398	7,823	5,911	1,895
Total	$10,079,032	$1,453,983	$1,182,579	$1,651,090	$5,791,380

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at September 30, 2018.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2018, the outstanding principal balance of our variable rate indebtedness was $3.3 billion and consisted of mortgage notes, term loans, revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, and revolving credit facilities are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the three and nine months ended September 30, 2018, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.6 million and $1.1 million, respectively.

Our repurchase agreements are variable rate and indexed to one-month or three-month U.S. Dollar denominated LIBOR. For the three and nine months ended September 30, 2018, a 10% increase in the one-month, three-month or twelve-month U.S. Dollar denominated LIBOR rate would have resulted in increased interest expense of $0.4 million and $1.2 million, respectively.

Investments in real estate-related securities

As of September 30, 2018, we held $2.0 billion of Real Estate-Related Securities. Our investments in Real Estate-Related Securities investments are primarily floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and nine months ended September 30, 2018, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $0.8 million and $2.5 million, respectively.

We may also be exposed to market risk with respect to our investments in Real Estate-Related Securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in Real Estate-Related Securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in Real Estate-Related Securities is unknown. As of September 30, 2018, the fair value at which we may sell our investments in Real Estate-Related Securities is not known, but a 10% change in the fair value of our investments in Real Estate-Related Securities may result in an unrealized gain or loss of $202.9 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended September 30, 2018, the Adviser elected to receive its management fee in Class I shares and we issued 700,298 unregistered Class I shares to the Adviser in satisfaction of the management fee for July through August 2018. Additionally, we issued 393,894 unregistered Class I shares to the Adviser in October 2018 in satisfaction of the September 2018 management fee.

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

As of September 30, 2018, we had received net proceeds of $3.8 billion from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	238,809,136	19,250,630	24,293,198	85,179,975	367,532,939
Gross offering proceeds	$2,510,920	$206,688	$256,222	$894,292	$3,868,122
Selling commissions and dealer manager fees	(25,895)	(5,722)	(75)	—	(31,692)
Accrued stockholder servicing fees	(19,604)	(1,012)	(277)	—	(20,893)
Net offering proceeds	$2,465,421	$199,954	$255,870	$894,292	$3,815,537

We primarily used the net proceeds from the Offering toward the acquisition of $9.6 billion of real estate and $2.0 billion of Real Estate-Related Securities. In addition to the net proceeds from the Offering, we financed our acquisitions with $6.2 billion of financing secured by our investments in real estate, $1.5 billion of repurchase agreements, and borrowings on the line of credit from Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

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

The total amount of aggregate repurchases of Class S, Class T, Class D, Class I shares, and Class B Units is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

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

During the nine months ended September 30, 2018, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2018	29,942	0.02%	$10.57	29,942	—
February 1 - February 28, 2018	88,765	0.04%	10.63	88,765	—
March 1 - March 31, 2018	97,380	0.04%	10.64	97,380	—
April 1 - April 30, 3018	164,420	0.07%	10.57	164,420	—
May 1 - May 31, 2018	282,194	0.10%	10.64	282,194	—
June 1 - June 30, 2018	376,302	0.13%	10.72	376,302	—
July 1 - July 31, 2018	380,892	0.12%	10.74	380,892	—
August 1 - August 31, 2018	382,988	0.11%	10.73	382,988	—
September 1 - September 30, 2018(2)	1,050,305	0.29%	10.79	1,050,305	—
Total	2,853,188	N/M	$10.73	2,853,188	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $184.4 million of Class S, Class T, Class D, Class I shares, and Class B Units based on our August 31, 2018 NAV in the third quarter of 2018 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(2)

Includes 700,298 Class I shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $7.6 million. As of September 30, 2018, the Adviser owned 2.4 million of our Class I common shares.

Additionally, in June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the net asset value of the Class I units at May 31, 2018. The Special Limited Partner continues to hold 0.9 million Class I units in BREIT OP. The redemption of Class I units are not considered part of our share repurchase plan as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1*	Distribution Reinvestment Plan
4.2*	Share Repurchase Plan
10.1

BREIT Operating Partnership L.P. Amended and Restated Partnership Agreement by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2018)

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

*        Filed herewith

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 13, 2018	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 13, 2018	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)