Form 10-K
period 2018-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2019-03-15
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices) (Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Class T Common Stock, $0.01 par value per share

Class S Common Stock, $0.01 par value per share

Class D Common Stock, $0.01 par value per share

Class I Common Stock, $0.01 par value per share

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

As of March 15, 2019, the issuer had the following shares outstanding: 318,793,150 shares of Class S common stock, 26,710,356 shares of Class T common stock, 38,057,888 shares of Class D common stock, and 131,854,184 shares of Class I common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

General Description of Business and Operations

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that acquires primarily stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities. Our objective is to bring Blackstone’s leading real estate investment platform with an institutional fee structure and monthly liquidity features to individual investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group L.P. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We currently operate our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and real estate-related securities. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.

We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Initial Offering”). The Company accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019 and ceased offering shares of common stock under the Initial Offering on January 1, 2019. We have registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”).

As of March 15, 2019, we had received net proceeds of $5.5 billion from selling an aggregate of 517,213,810 shares of our common stock (consisting of 322,215,005 Class S shares, 27,288,937 Class T shares, 38,209,181 Class D shares, and 129,500,687 Class I shares). We have primarily used the net proceeds to make investments in real estate and real estate-related securities.

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

Our Adviser is a part of Blackstone, an alternative asset management business that includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $472.2 billion as of December 31, 2018.

In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 545 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $136.2 billion of investor capital under management as of December 31, 2018. Blackstone's real estate group ("Blackstone Real Estate") has one centralized investment committee (the "Investment Committee") that meets weekly to review large new investments around the world.  The Investment Committee includes all Senior Managing Directors in Blackstone Real Estate, as well as select senior executives of Blackstone.

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

Investment Strategy

Our investment strategy is to acquire primarily stabilized income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide current income and, together with our lines of credit, a source of liquidity for our share repurchase plan, cash management and other purposes.

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

Our real estate-related securities strategy is designed to generate current income and an attractive investment return. We also believe that our real estate-related securities will, in conjunction with our lines of credit, help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties. We utilize the Blackstone Real Estate Debt Strategies (“BREDS”) team to assist with this portion of the portfolio. The BREDS team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate-related securities investment opportunities throughout the capital structure.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event at the end of that period.

Investments in Properties

We invest primarily in stabilized income-oriented commercial real estate in the United States. We may invest to a limited extent in Canadian cities and potentially elsewhere, including as part of portfolio acquisitions where certain properties are located outside the United States. As of December 31, 2018, our entire portfolio is located in the United States. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned or unstabilized assets that require lease up. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment.

We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

The following charts describe our portfolio composition in real properties based on fair value as of December 31, 2018:

The following map identifies the top 10 markets of our portfolio composition in real properties based on fair value as of December 31, 2018:

Investments in Real Estate-Related Securities

Our Real Estate-Related Securities investments focus on public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity. Additionally, while we do not intend to make open market purchases of common stock in public equity REITs or other companies focused on owning real property, we may make such investments in companies with mortgages as one of their core businesses. Our investments in real estate-related securities will be focused in the United States, but may also include securities issued or backed by real estate in Europe and certain other countries.

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

Taxation of the Company

We elected to be taxed as a REIT, under the Code commencing with our taxable year ended December 31, 2017, the year in which the proceeds from the Initial Offering were released from escrow. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

The Tax Cuts and Jobs Act

Enactment of the Tax Act

On December 22, 2017, the federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Since enactment, the IRS has issued several proposed regulations (the “Proposed Regs”), which interpret and clarify many salient changes contained in the Tax Act. The Tax Act and Proposed Regs have made fundamental changes to the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs such as the Company and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on the Company and their investment.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, United States holders that are individuals, trusts or estates generally may deduct 20% of “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates). The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. The deduction, if allowed in full, equates to a reduction in the maximum effective United States federal income tax rate on ordinary REIT dividends from 37.0% to 29.6%. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction will sunset and no longer apply after 2025.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The Tax Act reduces the 35% maximum federal corporate income tax rate to a maximum 21% corporate rate. The Tax Act also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018. As disclosed above, we have one or more TRSs which would be subject to a maximum tax rate of 21% under the Tax Act, before giving effect to any applicable state and local taxes.

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

You should specifically consider the following material risks in addition to the other information contained in Annual Report on Form 10-K.. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. Additionally, our past performance may not be indicative of future performance. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

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

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchases Program.”

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such units or shares as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

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

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Adviser will review appraisal reports and monitor our properties and real estate-related securities, and is responsible for notifying the independent valuation adviser of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related securities or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, which are subject to management fees.

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

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions, see “Certain Provisions of Maryland Corporate Law and Our Charter and Bylaws—Control Share Acquisition” in the Prospectus.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,100,000,000 shares of capital stock, of which 2,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 500,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. We have also issued Operating Partnership units, and may issue more in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to the senior executive officers of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone does not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Blackstone, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio entities. We, Blackstone or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Blackstone, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Blackstone’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

Furthermore, Blackstone’s portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.

Finally, we depend on Blackstone’s headquarters in New York City, where most of Blackstone’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Additionally, political leaders in the U.S. and certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Currently, our portfolio is heavily concentrated in multifamily and industrial assets. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% tax on gains from sales of dealer property by a REIT (generally, property that is not held for investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties generally require some diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Blackstone’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments with third parties and we may continue to co-invest in the future with Blackstone affiliates or third parties in partnerships or other entities that own real estate properties. We may enter into a joint venture as part of an acquisition with the seller of the properties. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with any investments in which we participate alongside any Other Blackstone Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Blackstone Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.

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

We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio, resulting in the acquisition of properties that may have an adverse effect on our results of operation. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, or if the seller imposes a lock-out period on subsequent sale, we may be required to operate or attempt to dispose of these properties (if not subject to a lock-out period). It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Blackstone, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Blackstone are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser and its consultants and advisors carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have an adverse impact us.

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent we deem reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

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

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

Our properties face significant competition.

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

We may experience material losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

We face risks in effecting operating improvements.

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

We face legal risks when making investments.

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

Certain of our industrial properties may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.

Certain of our industrial properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our industrial properties and adversely affect our results of operations at such properties.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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

Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

Substantially all of our multifamily leases are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues would be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily residential properties.

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, the voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

Our student housing properties are subject to seasonality.

Student housing properties are typically leased during leasing seasons, and our properties are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, our student housing properties are generally on short-term leases, exposing us to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

Prior to the commencement of each new lease period, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “turn” as we have no leases in place. In addition, during turn, we incur expenses preparing our units for occupancy, which we recognize immediately. This lease turn period results in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Our student housing properties also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

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

Our retail tenants face competition from numerous retail channels.

Retailers leasing our properties will face continued competition from shopping via the internet, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators and television shopping networks. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.

The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public’s perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. Our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.

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

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market and the sectors in which we invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), our office properties are affected by competition from shared office spaces (including co-working environments), our retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

The vote by the U.K. to exit the E.U. could adversely affect us.

In June 2016, voters in the U.K. approved a withdrawal of the U.K. from the E.U., commonly referred to as “Brexit.” In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. Under guidelines published by the European Council, the negotiations are being conducted broadly in two phases.  The first phase is intended to ensure an orderly withdrawal from the EU.  The second phase of negotiations will be directed toward agreeing on a framework for the future relationship between the UK and the EU.  Political agreement on a draft withdrawal agreement between the UK and the EU was reached in November 2018, but the withdrawal agreement remains subject to approval by the UK parliament and ratification by the EU Parliament.  There is no guarantee that such approval and ratification will be received. The UK will remain a member state subject to EU law with privileges to provide services under the single market directives until at least March 29, 2019. If the withdrawal agreement is approved, a transition period will run from March 30, 2019 to December 31, 2020 and can be extended once by mutual agreement.

Uncertainty over the terms of the U.K.’s withdrawal from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations.

The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Until the terms and timing of the U.K’s exit from the E.U. become more clear, it is not possible to determine the impact that the U.K.’s departure from the E.U. and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other countries could have a similar or even more profound impact.

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

In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. The U.S. Federal Reserve may continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect our overall returns.

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

The lack of liquidity in our debt investments may adversely affect our business.

There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.  The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we are required to liquidate all or a portion of our investments quickly.

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

We invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described below in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our securities portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

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

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We have acquired and expect  in the future to acquire MBS affiliated with Blackstone.

We have acquired and expect in the future to acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a Blackstone affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such MBS are generally made in advance of any issuance of the MBS, our investment, or the expectation of our investment, in such an MBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Blackstone Accounts. Since certain of our executives are also executives of Blackstone, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

We may invest in securities issued in, and/or backed by real estate in countries outside the United States, which will subject us to additional risks.

We may invest from time to time in securities issued in, and/or backed by real estate in countries outside the United States.  Real estate-related investing in certain jurisdictions involves a number of risks, which may include, among other things: (i) currency exchange rate fluctuations and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iii) differences between securities and real estate markets, including potentially higher price volatility and relative illiquidity of some markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation and other adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) less developed corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and investor protections; (viii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. As a result, such investments may have an adverse effect on our performance.  Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

We have and in the future may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups and certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We have and in the future may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

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

We may invest in real estate-related preferred equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling preferred equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness, but senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.

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

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

We may make open market purchases or invest in traded securities.

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded publicly or through other active markets and are, therefore, subject to the risks inherent in investing in traded securities. When investing in securities, we may be unable to obtain financial covenants or other contractual governance rights. Moreover, we may not have the same access to information in connection with investments in traded securities, both before and after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities if Blackstone may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The current U.S. President has a legislative agenda that includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the most recent financial crisis.

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

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 60% of our gross real estate assets (measured using the greater of fair market value and cost of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. The financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Blackstone Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

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

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2018, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to our interest expense of $6.5 million.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

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

We use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.

We use reverse repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from reverse repurchase agreements are generally invested in additional securities. Our use of reverse repurchase agreements to finance our real estate-related securities is not taken into account for purposes of our target leverage ratio, but is included for purposes of the leverage cap in our charter. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Our debt includes floating rate loans and reverse repurchase agreements for which the interest rate are tied to LIBOR and real estate-related securities investments with interest payments based on LIBOR.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments.

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

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any of our lines of credit and our repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing our lines of credit that we may obtain or under the repurchase agreements that we may enter into. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

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

Because the Adviser and the Dealer Manager are affiliates of Blackstone Real Estate, our sponsor, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

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

Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Dealer Manager, the Adviser and the affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and Blackstone or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Blackstone will identify or resolve all conflicts of interest in a manner that is favorable to us.

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

Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner.

Blackstone personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the Investment Committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their portfolio entities, including other investment programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsor’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.

Blackstone is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Other Blackstone Accounts and their portfolio entities and third parties may engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Adviser or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, also have the effect of reducing firm-wide synergies and collaboration that the Adviser could otherwise expect to utilize for purposes of identifying and managing attractive investments. Blackstone personnel may be unable, for example, to assist with our activities of as a result of these walls. There can be no assurance that additional restrictions won’t be imposed that would further limit the ability of Blackstone to share information internally.

Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone has long-term relationships with a significant number of corporations and their senior management. The Adviser and its affiliates will consider those relationships when evaluating an investment opportunity, which may result in the Adviser or its affiliates choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments Blackstone and its affiliates may make or have made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below. We may also co-invest with clients of Blackstone or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Adviser and its affiliates with respect to our investments and otherwise result in a conflict.

Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by its portfolio entities. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone

Accounts or their portfolio entities. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, advisory fees, lending arrangement fees, insurance (including title insurance), consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with other transactions involving conflicts described herein, to the fullest extent permitted by law. Sales of securities for our account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices may therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time.

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

Blackstone receives various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data”. Blackstone may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to this data and information from us, Other Blackstone Account and portfolio entities. In furtherance of the foregoing, Blackstone has entered and will continue to enter into information sharing and use arrangements, or otherwise engage in information sharing, with us, Other Blackstone Accounts, portfolio entities and related parties, such as service providers. Although Blackstone believes that these activities improve Blackstone’s investment management activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information from a portfolio entity may enable Blackstone to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities. Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, Blackstone is generally free to use data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including to trade for the benefit of Blackstone or an Other Blackstone Account. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio entity in the same or related industry. Such trading may provide a material benefit to Blackstone without compensation or other benefit to us or our stockholders. The sharing and use of “big data” and other information presents potential conflicts of interest and investors acknowledge and agree that any benefits received by Blackstone will not offset the Adviser’s management fee or otherwise be shared with investors. As a result, the Adviser may have an incentive to pursue investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone Accounts.

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

Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, industry experts, joint venture and other partners and professionals, any of whom might be current or former executives or other personnel of the Adviser, its affiliates, portfolio entities or Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and portfolio entities retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a portfolio entity to Consultants in connection with the above, including performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as our expenses or expenses of the portfolio entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser, or offset or reduce any management fees to the Adviser. Also, Consultants may co-invest alongside us in investments, participate in long-term incentive plans of a portfolio entity, which generally will result in us being allocated a smaller share of an investment. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant. The time dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies may have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they may have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts.

We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Adviser and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities throughout the world. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain terms of our sponsor’s allocation policy allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Other Blackstone Accounts, such as strategic investments made by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping with ours. It is expected that some activities of Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account. Our sponsor has adopted guidelines and policies, which it may update from time to time, regarding allocation of investment opportunities.

With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities are allocated among us and one or more Other Blackstone Accounts in accordance with our sponsor’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which is generally pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., joint venture investments between us and an Other Blackstone Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments and (v) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).

Currently, a Private Core+ Account invests in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial and retail assets in major U.S. markets. To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, including at the lower leverage targeted by the Private Core+ Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above (including maintaining our status as a non-investment company exempt from the Investment Company Act). Certain Other Blackstone Accounts also invest in real estate-related securities with investment objectives or guidelines that overlap with ours, but do not have priority over us. To the extent an investment satisfies the investment objectives of us and such Other Blackstone Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above. There may be instances where an overlapping investment opportunity would have satisfied our primary investment objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield assuming our targeted leverage ratio in the range of 60%, but which does not satisfy our investment objectives at the lower targeted leverage ratio of the Private Core+ Accounts. If the Adviser and its affiliates determine to use the lower leverage ratio, such overlapping investment opportunity would not be allocated to us in whole or part. A sharing of the investment opportunity at different leverage ratios would not be possible because such joint venture investments with the Private Core+ Accounts must be on the same terms (including leverage ratio).

Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities. This priority will result in fewer investment opportunities being made available to us.

As of December 31, 2018, Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts) that are in their investing stage had approximately $1.1 billion of unused capital commitments and Select Opportunistic Blackstone Accounts (which are Other Blackstone Accounts that receive priority over us and whose investment strategies are generally less similar to ours but can overlap to some extent) in their investing stage had approximately $5.6 billion of unused capital commitments.

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

The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for our sponsor to allocate a greater percentage of an investment opportunity to us or such Other Blackstone Accounts, as the case may be.

Under certain circumstances, our Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Blackstone Accounts, Blackstone or its affiliates.

Under certain circumstances, our Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, Blackstone or its affiliates. In addition, the Adviser and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser and its affiliates in their good faith discretion, or the investment is not appropriate for us for other reasons as determined by the Adviser and its affiliates in their good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases, Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.

When the Adviser and its affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including real estate personnel), may receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. As a result, the Adviser (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for Other Blackstone Accounts.

The Adviser and its affiliates make good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.

We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.

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

Our sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Blackstone Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, our sponsor will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts.

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

We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts. In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which may be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Adviser may take to mitigate the conflict, Blackstone may be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made.

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

In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon a set of terms already negotiated and agreed to by third parties. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, or vice versa, Blackstone may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors).

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

Blackstone may raise and/or manage Other Blackstone Accounts, which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.

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

Certain Blackstone personnel may be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and portfolio entities, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, real estate funds, hedge funds and other investment vehicles, as well as securities of other companies, some of which will be competitors of ours. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us.

Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) are owned by Blackstone or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts and their portfolio entities, the Dealer Manager, the Adviser and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts and their respective affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third party service providers to Other Blackstone Accounts to use other service providers and vendors in which Blackstone has an interest, and Blackstone has an incentive to use third party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Adviser’s management fee and are not otherwise shared with us. In the case of brokers of securities, our sponsor has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.

Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; underwriting, syndication or refinancing of a loan or investment; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; and other products and services. Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.

Portfolio entities of Other Blackstone Accounts are and will be counterparties in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. These agreements, transactions and other arrangements will involve payment of fees and other amounts, none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated portfolio entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

We may engage portfolio entities of Other Blackstone Accounts to provide some or all of the following services: (a) corporate support services (including, without limitation, accounting/audit, account management, corporate secretarial services, data management, directorship services, finance/budget, human resources, information technology, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, tax and treasury); (b) loan management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio entity, Blackstone affiliate or third party (e.g., a third party manager) of operational services); (d) operational services (i.e., general management of day to day operations, including, without limitation, construction management, leasing services, project management and property management); and (e) transaction support services (including, without limitation, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development works, overseeing brokers, lawyers, accountants and other advisors, providing legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits, and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).

Such portfolio entities that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:

LivCor. We have engaged LivCor, LLC, a portfolio company owned by a Blackstone-advised fund for certain of our multi-family properties.

Equity Office Management/Equity Office Properties. We have engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds for certain of our office and industrial properties.

ShopCore. We have engaged ShopCore, LLC, a portfolio company owned by a Blackstone-advised fund for certain of our retail properties.

Gramercy. We have engaged Industrial Platform Holdco LLC, a portfolio company owned by a Blackstone-advised fund, to provide the services that EOM had previously provided to our industrial properties.

BRE Hotels and Resorts. We have engaged BRE Hotels and Resorts, a portfolio company controlled (but not owned) by a Blackstone-advised fund for certain of our hotel properties.

Revantage. We have engaged Revantage Corporate Services, LLC, a portfolio company owned by a Blackstone-advised fund, to provide corporate support services (including, without limitation, accounting, legal, tax, and treasury, as applicable) and transaction support services to certain of our investments directly.

We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Service providers and vendors owned by Other Blackstone Accounts may charge us for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for our benefit to us, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio property; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, may relate to activities occurring outside the period, and therefore we could pay more than our pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided may be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above.

We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Portfolio entity service providers described in this section are generally owned by a Blackstone fund such as Other Blackstone Accounts. In certain instances a similar company could be owned by Blackstone directly.

Blackstone has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if we consummate a higher percentage of transactions with a particular law firm than Blackstone, Other Blackstone Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Blackstone or Other Blackstone Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Blackstone, Other Blackstone Accounts and their affiliates and personnel, we may pay different amounts or rates than those paid by such other persons. Similarly, Blackstone, the Other Blackstone Accounts and affiliates and we may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty may charge lower rates or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.

In addition to the service providers (including portfolio entity service providers) and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses may also enter into transactions with other counterparties of ours. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce the Adviser’s management fees. Furthermore, Blackstone, the Other Blackstone Accounts and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Blackstone-affiliated service providers and vendors, include, without limitation:

LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us and Other Blackstone Accounts, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services for compensation to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters and otherwise providing the support services described in (iv) above.

Certain Blackstone-affiliated service providers and their respective personnel may receive a management promote, an incentive fee and other performance-based compensation in respect of our investments. Furthermore, Blackstone-affiliated service providers may charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

The Adviser and its affiliates will make determinations of market rates (i.e., rates that fall within a range that the Adviser and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to the Adviser. Finally, in certain circumstances third-party benchmarking may be considered unnecessary, including because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states).

For more information regarding our relationships with these entities, see “Selected Information Regarding our Operations—Related Party Transactions” in this prospectus, as well as “Transactions with Related Persons and Certain Control Persons—Our Relationship with Our Adviser and Blackstone—Affiliate Service Agreements” in our definitive Proxy Statement on Schedule 14A, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, each as incorporated herein by reference.

Blackstone and Other Blackstone Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts (or their respective portfolio entities and personnel and related parties) may make referrals or introductions to us or other portfolio entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions may result in financial benefits, such as additional equity ownership, accruing to the party making the introduction. We typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their respective portfolio entities as a result of such introduction.

We will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which may include brokerage or placement thereof) and will otherwise enter into operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and portfolio entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone and its affiliates and personnel, or Other Blackstone Accounts and their portfolio entities, including as a result of transactions entered into by us, and such commissions or payment will not offset the management fee payable to the Adviser. Blackstone may also receive consulting or other fees from the parties to these group procurement arrangements. To the extent that a portfolio entity of an Other Blackstone Account is providing such a service, such portfolio entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular portfolio entity providing the service may be greater than those received by us in receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements.

We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, our portfolio properties, the Adviser, Blackstone and their respective directors, officers, employees, agents and representatives and other indemnified parties, against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella”, group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Adviser and Blackstone (including their respective directors, officers, employees, agents and representatives and other indemnified parties). The Adviser and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella”, group or other insurance policies among one or more of us and Other Blackstone Accounts, the Adviser and Blackstone on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable. For example, some property insurance could be allocated on a property-by-property basis in accordance with the relative values of the respective properties that are insured by such policies.

Additionally, we and Other Blackstone Accounts (and their portfolio entities) may jointly contribute to a pool of funds that may be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective properties that are insured by such policies (or other factors that Blackstone may reasonably determine).

In respect of such insurance arrangements, Blackstone may make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us and our portfolio properties bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.

We may be subject to potential conflicts of interest as a consequence of family relationships that Blackstone employees have with other real estate professionals.

Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser.

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

We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $250 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender (which is currently LIBOR plus 2.50%) or, if no such rate is available, LIBOR plus 2.25%. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.

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

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. The Adviser may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be limited partners in Other Blackstone Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

Stockholders may also include affiliates of Blackstone, such as Other Blackstone Accounts, affiliates of portfolio entities, charities or foundations associated with Blackstone personnel and current or former Blackstone personnel, Blackstone’s senior advisors and operating partners, and any such affiliates, funds or persons may also invest in us. Except as provided in our charter, all of these Blackstone-related stockholders will have equivalent rights to vote and withhold consents as nonrelated stockholders. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related stockholders.

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

We, Other Blackstone Accounts and their portfolio entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.

We, Other Blackstone Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of us, Other Blackstone Accounts and/or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Blackstone Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other Blackstone Accounts and their portfolio entities. While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Blackstone Accounts, their portfolio entities or Blackstone. There can be no assurance that any such activities will be successful in advancing our interests or the interests of an Other Blackstone Accounts or a portfolio entity or otherwise benefit such entities.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock”), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock.”

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Distributions, and—Repurchases of our Common Stock.”

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the current law as enacted in the Tax Cuts and Jobs Act, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally.” You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.  The impact of tax reform on an investment in our shares is uncertain.  Prospective investors should consult their own tax advisors regarding changes in tax laws.

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

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2018:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.

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

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2018, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including Real Estate-Related Securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering for further details on how our NAV is determined.

The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2018:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2017	$10.0000	$—	$—	$10.0100
February 28, 2017	10.0200	—	—	10.0300
March 31, 2017	10.0200	—	—	10.0200
April 30, 2017	10.0455	—	—	10.0495
May 31, 2017	10.1828	—	10.1604	10.1868
June 30, 2017	10.2904	10.1721	10.2648	10.2791
July 31, 2017	10.3173	10.2256	10.2603	10.3092
August 31, 2017	10.4074	10.2883	10.3536	10.3997
September 30, 2017	10.4662	10.3239	10.3763	10.4579
October 31, 2017	10.5060	10.3549	10.4114	10.4973
November 30, 2017	10.5174	10.3622	10.4141	10.5094
December 31, 2017	10.5750	10.4175	10.4712	10.5671
January 31, 2018	10.6339	10.4684	10.5217	10.6236
February 28, 2018	10.6714	10.4985	10.5539	10.6602
March 31, 2018	10.6795	10.5050	10.5602	10.6646
April 30, 2018	10.7134	10.5372	10.5928	10.6985
May 31, 2018	10.7321	10.5525	10.6087	10.7158
June 30, 2018	10.7620	10.5802	10.6315	10.7446
July 31, 2018	10.7959	10.6120	10.6633	10.7773
August 31, 2018	10.8268	10.6411	10.6907	10.8064
September 30, 2018	10.8508	10.6629	10.7133	10.8290
October 31, 2018	10.8806	10.6909	10.7417	10.8579
November 30, 2018	10.8862	10.6957	10.7459	10.8625
December 31, 2018	10.8222	10.6318	10.6820	10.7984

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock, as well as the partnership interests of BREIT OP held by BREIT Special Limited Partner and Class B unit holders. The following table provides a breakdown of the major components of our NAV as of December 31, 2018 ($ and shares/units in thousands, except per share data):

Components of NAV	December 31, 2018
Investments in real properties	$11,282,882
Investments in real estate-related securities	2,259,040
Cash and cash equivalents	68,089
Restricted cash	238,524
Other assets	91,736
Debt obligations	(8,540,080)
Subscriptions received in advance	(166,542)
Other liabilities	(245,622)
Accrued performance participation allocation	(37,484)
Management fee payable	(5,124)
Accrued stockholder servicing fees(1)	(2,424)
Non-controlling interests in joint ventures	(94,676)
Net Asset Value	$4,848,319
Number of outstanding shares/units	449,062

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $2.4 million accrued for purposes of our NAV and the $238.5 million accrued under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units	Total
Monthly NAV	$2,997,620	$247,865	$324,470	$1,169,046	$109,318	$4,848,319
Number of outstanding shares/units	276,989	23,313	30,375	108,261	10,124	449,062
NAV Per Share/Unit as of December 31, 2018	$10.8222	$10.6318	$10.6820	$10.7984	$10.7984

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2018 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.6%
Industrial	7.3%	6.2%
Hotel	9.7%	9.1%
Retail	7.7%	6.5%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.6%	+0.9%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.4%)	(0.9%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.9%	+2.1%	+2.4%
(weighted average)	0.25% increase	(2.7%)	(2.3)%	(2.0%)	(2.2%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity and BREIT OP Partners' Capital to NAV	December 31, 2018
Stockholders’ equity under GAAP	$3,744,286
Non-controlling interests attributable to Class B units	95,076
Redeemable non-controlling interest	9,233
Total partners' capital of BREIT OP	3,848,595
Adjustments:
Accrued stockholder servicing fee	236,072
Organization and offering costs	8,181
Unrealized real estate appreciation	244,428
Accumulated depreciation and amortization	511,043
NAV	$4,848,319

The following details the adjustments to reconcile stockholders’ equity under GAAP and total partners’ capital of BREIT OP to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

-

The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, revolving credit facilities, and repurchase agreements (“Debt”) are recorded at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.6286 per share for the year ended December 31, 2018. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes for the year ended December 31, 2018:

Declaration Date	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2018	$0.0441	$0.0442	$0.0495	$0.0517
February 28, 2018	0.0443	0.0444	0.0492	0.0513
March 31, 2018	0.0445	0.0446	0.0500	0.0522
April 30, 2018	0.0445	0.0446	0.0498	0.0520
May 31, 2018	0.0446	0.0448	0.0501	0.0524
June 30, 2018	0.0447	0.0448	0.0500	0.0522
July 31, 2018	0.0448	0.0450	0.0504	0.0526
August 31, 2018	0.0450	0.0451	0.0505	0.0528
September 30, 2018	0.0451	0.0452	0.0505	0.0527
October 31, 2018	0.0451	0.0453	0.0507	0.0530
November 30, 2018	0.0451	0.0452	0.0505	0.0527
December 31, 2018	0.0451	0.0452	0.0507	0.0530
Total	$0.5369	$0.5384	$0.6019	$0.6286

For the year ended December 31, 2018, we declared distributions in the amount of $173.9 million. The following table outlines the tax character of our distributions paid in 2018 as a percentage of total distributions. The distribution declared on December 31, 2018 was paid on January 22, 2019 and is excluded from the analysis below as it will be a 2019 tax event.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2018 Tax Year	3.11%(1)	0%	0%	96.89%

(1)	0.51% and 2.60% of the distributions paid in 2018 are non-qualified and qualified, respectively.

The following table details the net distribution for each of our share classes for the year ended December 31, 2017:

Declaration Date	Class S Shares	Class T Shares (1)	Class D Shares (1)	Class I Shares
March 31, 2017	$0.0250	$—	$—	$0.0412
April 30, 2017	0.0292	—	—	0.0362
May 31, 2017	0.0368	—	0.0420	0.0441
June 30, 2017	0.0445	0.0446	0.0496	0.0517
July 31, 2017	0.0428	0.0429	0.0479	0.0501
August 31, 2017	0.0430	0.0431	0.0483	0.0505
September 30, 2017	0.0434	0.0435	0.0485	0.0507
October 31, 2017	0.0436	0.0437	0.0490	0.0512
November 30, 2017	0.0438	0.0439	0.0490	0.0511
December 31, 2017	0.0438	0.0439	0.0492	0.0514
Total	$0.3959	$0.3056	$0.3835	$0.4782

(1)	We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were made for such classes of shares prior to such dates.

For the year ended December 31, 2017, we declared distributions in the amount of $46.3 million. The following table outlines the tax character of our distributions paid in 2017 as a percentage of total distributions. The distribution declared on December 31, 2017 was paid on January 19, 2018 and is excluded from the analysis below as it is a 2018 tax event.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2017 Tax Year	34.15%(1)	0%	0%	65.85%

(1)	32.55% and 1.60% of the distributions paid in 2017 are non-qualified and qualified, respectively.

The following table summarizes our distributions declared during the years ended December 31, 2018 and 2017 ($ in thousands):

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$63,631	37%	$15,825	34%
Reinvested in shares	110,228	63%	30,435	66%
Total distributions	$173,859	100%	$46,260	100%
Sources of Distributions
Cash flows from operating activities	$173,859	100%	$46,260	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$173,859	100%	$46,260	100%

Cash flows from operating activities	$252,682		$72,285
Funds from Operations	$110,527		$33,831
Adjusted Funds from Operations	$164,597		$47,429
Funds Available for Distribution	$168,009		$45,822

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) similar adjustments for unconsolidated joint ventures.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) unrealized (gains) losses from changes in the fair value of Real Estate-Related Securities, (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us, and (viii) similar adjustments for unconsolidated joint ventures.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items on our distributions. FAD is calculated as AFFO excluding (i) realized gains (losses) on Real Estate-Related Securities and (ii) management fee paid in shares or operating partnership units even if repurchased by us, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital projects, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for unconsolidated joint ventures. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on Real Estate Related Securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.  Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	For the Year Ended December 31,
	2018	2017
Net loss attributable to BREIT stockholders	$(281,056)	$(86,258)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	406,295	121,793
Amount attributable to non-controlling interests for above adjustment	(14,712)	(1,704)
FFO attributable to BREIT stockholders	110,527	33,831
Adjustments to arrive at AFFO:
Straight-line rental income	(7,149)	(2,063)
Amortization of above- and below-market lease intangibles	(4,735)	(910)
Amortization of mortgage premium/discount	(233)	—
Organization costs	—	1,838
Unrealized (gains) losses from changes in the fair value of real estate-related securities	24,746	(2,343)
Amortization of restricted stock awards	212	102
Non-cash performance participation allocation	37,484	16,974
Non-cash incentive compensation awards to affiliated service providers	4,714	—
Amount attributable to non-controlling interests for above adjustments	(969)	—
AFFO attributable to BREIT stockholders	164,597	47,429
Adjustments to arrive at FAD:
Realized (gains) losses on real estate-related securities	(200)	177
Management fee paid in shares	42,659	8,867
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(17,811)	(3,798)
Stockholder servicing fees	(20,909)	(6,853)
Amount attributable to non-controlling interests for above adjustments	(327)	—
FAD attributable to BREIT stockholders	$168,009	$45,822

(1)

Recurring tenant improvements and leasing commissions are related to second-generation leases and other capital expenditures required to maintain our investments. Second generation leases are for space that had previously been leased. Other capital expenditures exclude underwritten capital projects in conjunction with acquisitions and projects that we believe will enhance the value of our investments.

FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the years ended December 31, 2018 and 2017, the Adviser elected to receive its management fees in Class I shares. We issued 3,845,338 unregistered Class I shares to the Adviser in satisfaction of the 2018 management fees through November 2018. Additionally, we issued 474,552 unregistered Class I shares to the Adviser in January 2019 in satisfaction of the December 2018 management fee. We issued 664,411 unregistered Class I shares to the Adviser in satisfaction of the 2017 management fees through November 2017. Additionally, we issued 180,215 unregistered Class I shares to the Adviser in January 2018 in satisfaction of the December 2017 management fees.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 11 to the consolidated financial statements, the 2018 performance participation allocation became payable on December 31, 2018 and in January 2019, we issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. The 2017 performance participation allocation became payable on December 31, 2017 and in January 2018, we issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

As further described in Note 11 to our consolidated financial statements, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us.  The portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and in January 2019, we issued approximately 0.4 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies.

Use of Offering Proceeds

On August 31, 2016, the Registration Statement on Form S-11 (File No. 333-213043) for the Initial Offering was declared effective under the Securities Act. Amendment No. 8 to our Registration Statement was declared effective under the Securities Act on May 1, 2018. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. We had not sold any shares of common stock under our Current Offering as of December 31, 2018.

As of December 31, 2018, we received net proceeds of $4.6 billion from the Initial Offering. The following table summarizes certain information about the Initial Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	279,204,659	23,389,879	30,501,394	106,752,112	439,848,044
Gross offering proceeds	$2,953,170	$252,045	$322,746	$1,127,769	$4,655,730
Selling commissions and dealer manager fees	(29,711)	(6,927)	(75)	—	(36,713)
Accrued stockholder servicing fees	(25,779)	(1,519)	(464)	—	(27,744)
Net offering proceeds	$2,897,680	$243,599	$322,207	$1,127,769	$4,591,255

We primarily used the net proceeds from the Initial Offering toward the acquisition of $10.7 billion of real estate and $2.3 billion of Real Estate-Related Securities. In addition to the net proceeds from the Initial Offering, we financed our acquisitions with $6.8 billion of financing secured by our investments in real estate, $1.7 billion of repurchase agreements, and borrowings on the line of credit from Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone (“Line of Credit”). See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

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

The total amount of aggregate repurchases of Class S, Class T, Class D, Class I shares, and Class B Units of BREIT OP is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

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

During the year ended December 31, 2018, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2018	29,942	0.02%	$10.57	29,942	—
February 2018	88,765	0.04%	10.63	88,765	—
March 2018	97,380	0.04%	10.64	97,380	—
April 2018	164,420	0.07%	10.57	164,420	—
May 2018	282,194	0.10%	10.64	282,194	—
June 2018	376,302	0.13%	10.72	376,302	—
July 2018	380,892	0.12%	10.74	380,892	—
August 2018	382,988	0.11%	10.73	382,988	—
September 2018	1,050,305	0.29%	10.79	1,050,305	—
October 2018	804,341	0.21%	10.81	804,341	—
November 2018	946,983	0.23%	10.80	946,983	—
December 2018	640,792	0.15%	10.78	640,792	—
Total	5,245,304	N/M	$10.76	5,245,304	—

(1)

Includes 1,828,163 Class I shares previously issued to the Adviser as payment for management fees. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $19.8 million during the year ended December 31, 2018. As of December 31, 2018, the Adviser owned 2.5 million of our Class I common shares.

(2)

Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $231.5 million of shares of our common stock based on our November 30, 2018 NAV in the fourth quarter of 2018 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

During the year ended December 31, 2017, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 2017	—	—	$—	—	—
February 2017	—	—	—	—	—
March 2017	—	—	—	—	—
April 2017	—	—	—	—	—
May 2017	—	—	—	—	—
June 2017	—	—	—	—	—
July 2017	—	—	—	—	—
August 2017	3,594	0.00%	9.80	3,594	—
September 2017	15,327	0.01%	9.90	15,327	—
October 2017	37,707	0.03%	9.95	37,707	—
November 2017	—	—	—	—	—
December 2017	10,260	0.01%	10.39	10,260	—
Total	66,888	N/M	$10.00	66,888	—

(1)

Under the share repurchase plan we would have been able to repurchase up to an aggregate of $80.6 million of shares of our common stock based on our November 30, 2017 NAV in the fourth quarter of 2017 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Additionally, in June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the net asset value of the Class I units at May 31, 2018. Subsequent to December 31, 2018, the Special Limited Partner redeemed 0.4 million Class I units in BREIT OP for $4.3 million and converted 1.1 million Class I units in BREIT OP to unregistered Class I shares based on the net asset value of the Class I units at December 31, 2018. The Special Limited Partner continues to hold 2.9 million Class I units in BREIT OP. The redemption of Class I units are not subject to our share repurchase plan as described above.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the years ended December 31, 2018 and 2017 and for the period March 2, 2016 (date of initial capitalization) through December 31, 2016. The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-30 of this report.

			For the Period
			March 2, 2016
			(date of initial
			capitalization)
	For the Year Ended	For the Year Ended	through
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Data (in thousands)
Total revenues	$723,258	$157,932	$—
Total expenses	837,761	226,858	115
Total other income (expense)	(176,962)	(18,624)	—
Net loss	(291,465)	(87,550)	(115)
Net loss attributable to BREIT stockholders	$(281,056)	$(86,258)	$(115)

Per Share Data
Net loss per share of common stock — basic and diluted	$(0.91)	$(0.90)	$(5.74)
Gross distributions declared per share of common stock	$0.6286	$0.4782	$—

Balance Sheet Data (in thousands)
Total assets	$13,237,158	$4,625,308	$200
Real estate, net	10,259,687	3,406,555	—
Investments in real estate-related securities	2,259,913	915,742	—
Mortgage notes, term loans, and revolving credit facilities, net	6,833,269	2,111,291	—
Repurchase agreements	1,713,723	682,848	—
Total equity	3,914,954	1,509,639	85

(1)

Represents the gross distributions declared for Class S and Class I shares for the year ended December 31, 2017. We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T shares prior to such date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “ Risk Factors” in this Annual Report on Form 10-K.

Overview

BREIT is a non-exchange traded, perpetual life REIT that acquires primarily stabilized income-oriented commercial real estate in the United States and, to a lesser extent, Real Estate-Related Securities. We are externally managed by the Adviser, a subsidiary of Blackstone. We are the sole general partner of BREIT OP, a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. As of December 31, 2018, we operated our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.

We qualified as a REIT under the Code for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the SEC an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Initial Offering”). The Company accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019 and ceased offering shares of common stock under the Initial Offering on January 1, 2019. We have registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of March 15, 2019, we had received net proceeds of $5.5 billion from selling an aggregate of 517,213,810 shares of our common stock (consisting of 322,215,005 Class S shares, 27,288,937 Class T shares, 38,209,181 Class D shares, and 129,500,687 Class I shares). We have contributed the net proceeds from the Offering to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and Real Estate-Related Securities as further described below under “— Portfolio”.

2018 Highlights

Operating results:

•	Raised $3.0 billion of net proceeds during the year ended December 31, 2018, including $100.0 million in Class B Unit subscriptions from an entity advised by Blackstone Insurance Solutions.
•	Declared monthly distributions totaling $173.9 million for the year ended December 31, 2018.
•

Total return without upfront selling commissions of 7.6% for Class S, 7.4% for Class T, 7.9% for Class D, and 8.3% for Class I shares. Total return assuming maximum upfront selling commissions of 3.9% for Class S, 3.7% for Class T shares and 6.3% for Class D.

Investments:

•

Closed 32 transactions with a total purchase price of $7.3 billion, resulting in a diversified portfolio of stabilized (94% portfolio occupancy, excluding our hotel investments) income-producing commercial real estate assets concentrated in high growth markets across the U.S. The following are our top acquisitions for the year:

•

In March 2018, we acquired the Canyon Industrial Portfolio for a total purchase price of $1.8 billion, a 22 million square foot industrial portfolio consisting of 146 properties concentrated in Chicago, Dallas, Baltimore/Washington, D.C., Los Angeles/Inland Empire, South/Central Florida, New Jersey, and Denver.

•

In August 2018, we acquired the JW Marriott San Antonio Hill Country Resort for a total purchase price of $604 million. The 1,002-key resort is located on 622 acres in San Antonio’s Hill Country and is well amenitized with over 200,000 square feet of meeting space, two PGA golf courses, a water park, a spa and eight food and beverage outlets.

•

In September 2018, we acquired our first investment in student housing, a component of our Multifamily segment. We acquired a portfolio of 20 student housing properties for a purchase price of $1.2 billion. The portfolio consists of 10,610 beds, primarily concentrated at Penn State University, University of Arizona, University of Virginia, Arizona State University, and Virginia Tech.

•

In November 2018, we acquired the Meridian Industrial Portfolio for a total purchase price of $1.0 billion, a 14 million square foot industrial portfolio consisting of 106 properties primarily concentrated in Memphis, TN, Orlando, FL, Jacksonville, FL, Atlanta, GA, Richmond, VA, and Winston-Salem, NC.

•

Our 474 properties, as of December 31, 2018, consisted of Multifamily (51% based on fair value), Industrial (37%), Hotel (11%), and Retail (1%) and our portfolio of real estate was concentrated in the following regions: South (41%), West (35%), East (15%), and Midwest (9%).

•

Made 72 investments in Real Estate-Related Securities primarily in the form of CMBS positions throughout the year and held 102 positions as of December 31, 2018 with a total cost basis of $2.3 billion.

•

CMBS investments as of December 31, 2018 were diversified by credit rating — BB (43% based on fair value), BBB (25%), B (22%), Other (5%), A (4%), and AAA (1%) and collateral backing — Hospitality (58%), Office (27%), Residential (9%), Industrial (5%), and Retail (1%).

Financings:

•

Closed or assumed an aggregate of $4.9 billion in property-level financing, including a $1.1 billion mortgage loan and $200.0 million of mezzanine financing in conjunction with the closing of the Canyon Industrial Portfolio.

•	Continued our strategy of obtaining revolving credit capacity by adding an additional $396.9 million of revolving credit capacity.
•	Obtained $1.0 billion of financings secured by our investments in Real Estate-Related Securities.
•

Entered into three additional master repurchase agreements (“MRAs”) providing additional sources of financing secured by our investments in Real Estate-Related Securities, including a master repurchase agreement with Barclays Bank PLC (the “Barclays MRA”) which includes longer duration and limited mark-to-market provisions compared to our other MRAs.

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real properties and Real Estate-Related Securities based on fair value as of December 31, 2018:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2018:

Investments in Real Estate

As of December 31, 2018, we had acquired 474 properties with a total purchase price of $10.9 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel and Retail properties, concentrated in growth markets across the U.S. The following table provides a summary of our portfolio as of December 31, 2018:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys(1)	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot or Unit(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue ($ in thousands)	Percentage of Total Rental and Hotel Revenue
Multifamily	121	39,212 units	94%	$13,146	$5,793,805	$368,564	51%

Industrial	325	50,648 sq. ft.	95%	$4.93	4,087,148	203,662	28%

Hotel	25	4,138 keys	80%	$154.28/$120.20	1,263,380	140,918	20%

Retail	3	494 sq. ft.	98%	$18.73	138,549	10,114	1%

Total	474				$11,282,882	$723,258	100%

(1)	Multifamily includes other types of rental housing such as manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)

The occupancy rate is as of December 31, 2018 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the year ended December 31, 2018. Hotels owned less than one year are excluded from the average occupancy rate calculation.

(3)

For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the year ended December 31, 2018 or for properties acquired during the year ended December 31, 2018, the date of acquisition through December 31, 2018.

(4)	Based on fair value as of December 31, 2018.

Real Estate

The following table provides information regarding our portfolio of real properties as of December 31, 2018:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	95%
TA Multifamily Portfolio	6	Various(4)	Apr. 2017	100%	2,514 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	99%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	97%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	96%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	4	Various(5)	Sept. 2017	94%	932 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	20	Various(6)	Nov. 2017 & Jan. 2018	90%	4,584 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thorton, CO	Dec. 2017	95%	635 units	95%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	96%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	94%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	91%
Wave Multifamily Portfolio	6	Various(7)	May 2018	100%	2,199 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	92%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,751 units	96%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	97%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	114 units	96%
Southwest MH	14	Various(8)	June 2018	99%	3,065 units	82%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	233 units	94%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	74%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	100%
EdR Student Housing Portfolio	20	Various(9)	Sept. 2018	95%	10,610 units	98%
Total Multifamily	121				39,212 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	38	Various(10)	Apr. 2017	100%	5,972 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various(11)	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	146	Various(12)	Mar. 2018	100%	21,719 sq. ft.	97%
HP Cold Storage Industrial Portfolio	6	Various(13)	May 2018	100%	2,252 sq. ft.	94%
Meridian Industrial Portfolio	106	Various(14)	Nov. 2018	100%	14,011 sq. ft.	91%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	96%
Total Industrial	325				50,648 sq. ft.

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	86%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	236 keys	80%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	469 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	77%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	82%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	N/A
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	N/A
Corporex Select Service Portfolio	5	Various(15)	Aug. 2018	100%	601 keys	N/A
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	N/A
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	N/A
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	N/A
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	461 keys	N/A
Total Hotel	25				4,138 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	237 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	93%
Total Retail	3				494 sq. ft.

Total Investments in Real Estate	474

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Multifamily includes other types of rental housing such as manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(3)

The occupancy rate is as of December 31, 2018 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the year ended December 31, 2018. The occupancy rate is excluded for hotels owned less than one year.

(4)

The TA Multifamily Portfolio consists of a 32-floor property in downtown Orlando, FL (19% of units) and five garden style properties located in the suburbs of Palm Beach Gardens, FL (19%), Chicago, IL (19%), Orlando, FL (17%), Dallas, TX (14%), and Kansas City, KS (12%).

(5)	The ACG II Multifamily Portfolio consists of four garden style properties in Gilbert, AZ (30% of units), Modesto, CA (25%), Olympia, WA (24%), and Flagstaff, AZ (21%).
(6)	The Aston Multifamily Portfolio is located in four markets: Austin/San Antonio, TX (47% of units), Dallas/Fort Worth, TX (21%), Nashville, TN (18%), and Louisville, KY (14%).
(7)	The Wave Multifamily Portfolio is located in five markets: Greater Seattle, WA (29% of units), Sacramento, CA (28%), Las Vegas, NV (22%), Spokane, WA (14%), and Portland, OR (7%).
(8)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(9)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(10)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of sq. ft.), Chicago, IL (23%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (10%) and Orlando, FL (2%).
(11)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of sq. ft.), Atlanta, GA (26%), and Nashville, TN (21%).
(12)	The Canyon Industrial Portfolio is primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).
(13)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(14)

The Meridian Industrial Portfolio consists of 106 industrial properties primarily concentrated in Memphis, TN (23% of sq. ft.), Orlando, FL (19%), Jacksonville, FL (10%), Atlanta, GA (9%), Richmond, VA (7%), and Winston-Salem, NC (7%).

(15)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).

Subsequent to December 31, 2018, we acquired an aggregate of $923.8 million of real estate across three separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

Investments in Real Estate-Related Securities

As of December 31, 2018, our Real Estate-Related Securities consisted of 101 investments in commercial mortgage backed securities and one corporate bond investment. The following table details our investments in Real Estate-Related Securities as of December 31, 2018 ($ in thousands):

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102						$2,281,416	$2,259,913

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2018, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily Real Estate-Related Securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2018, one-month LIBOR was equal to 2.5%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Represents notional amount for CMBS interest only positions.

The following charts further describe the diversification of our Real Estate-Related Securities investments by credit rating and collateral type based on fair value as of December 31, 2018:

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that as of December 31, 2018, were either not ratable or have not been submitted to ratings agencies.

Subsequent to December 31, 2018, we purchased an aggregate of $102.6 million of floating-rate CMBS.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of December 31, 2018 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019	125	26,337	9%	4,352	9%
2020	148	40,283	14%	6,509	14%
2021	185	52,167	18%	8,591	18%
2022	135	41,369	14%	6,141	13%
2023	121	54,501	18%	9,377	20%
2024	85	23,144	8%	3,585	7%
2025	37	18,396	6%	2,559	5%
2026	19	10,490	4%	2,006	4%
2027	17	9,599	3%	1,418	3%
2028	18	7,406	2%	769	2%
Thereafter	13	11,206	4%	2,591	5%
Total	903	$294,898	100%	47,898	100%

(1)

Annualized base rent is determined from the annualized December 31, 2018 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our consolidated financial statements.

Results of Operations

Due to the significant amount of acquisitions of real estate and Real Estate-Related Securities we have made since we commenced operations in January 2017, our results of operations for the years ended December 31, 2018 and 2017 are not comparable. None of the properties in our portfolio were owned for the full years ended December 31, 2018 and 2017 and as such, same property comparisons are not meaningful.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2018 vs. 2017
	2018	2017	$
Revenues
Rental revenue	$494,519	$110,429	$384,090
Tenant reimbursement income	64,145	10,952	53,193
Hotel revenue	138,433	29,916	108,517
Other revenue	26,161	6,635	19,526
Total revenues	723,258	157,932	565,326
Expenses
Rental property operating	243,093	51,115	191,978
Hotel operating	97,248	20,417	76,831
General and administrative	10,982	7,692	3,290
Management fees	42,659	8,867	33,792
Performance participation allocation	37,484	16,974	20,510
Depreciation and amortization	406,295	121,793	284,502
Total expenses	837,761	226,858	610,903
Other income (expense)
Income from real estate-related securities	55,323	17,749	37,574
Interest income	410	454	(44)
Interest expense	(233,184)	(36,884)	(196,300)
Other income	489	57	432
Total other income (expense)	(176,962)	(18,624)	(158,338)
Net loss	$(291,465)	$(87,550)	$(203,915)
Net loss attributable to non-controlling interests in third party joint ventures	$6,188	$1,292	$4,896
Net loss attributable to non-controlling interests in BREIT OP	$4,221	$—	$4,221
Net loss attributable to BREIT stockholders	$(281,056)	$(86,258)	$(194,798)

Revenues, Rental Property Operating and Hotel Operating Expenses, Depreciation and Amortization

During the year ended December 31, 2018, revenues, rental property operating and hotel operating expenses, and depreciation and amortization increased significantly compared to the year ended December 31, 2017. The increase was driven by the growth in our portfolio, which increased from no properties as of January 1, 2017 to 115 properties as of December 31, 2017 and 474 properties as of December 31, 2018.

General and Administrative Expenses

During the year ended December 31, 2018, general and administrative expenses increased $3.3 million compared to the year ended December 31, 2017, primarily due to miscellaneous corporate level expenses related to the increased size of our portfolio. The increase was partially offset by $1.8 million of organization costs incurred in conjunction with our formation during the year ended December 31, 2017. Such costs included legal fees, accounting fees, transfer agent fees, and other costs related to our formation. We did not incur such costs during the year ended December 31, 2018.

Management Fee

During the year ended December 31, 2018, the management fee increased by $33.8 million compared to the year ended December 31, 2017.  The increase was primarily due to the Adviser management fee waiver for the first six months of 2017 and the growth of our NAV.

Performance Participation Allocation

During the year ended December 31, 2018, the performance participation allocation increased $20.5 million compared to the year ended December 31, 2017. The increase was primarily due to the growth of our NAV and a higher total return than the year ended December 31, 2017. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. The $37.5 million in performance participation allocation for the year ended December 31, 2018 was settled in January 2019 with the issuance of approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation.

Income from Real Estate-Related Securities

During the year ended December 31, 2018, income from Real Estate-Related Securities increased $37.6 million compared to the year ended December 31, 2017. The increase was primarily due to the growth of our portfolio of investments in Real Estate-Related Securities which increased from 37 positions as of December 31, 2017 to 102 positions as of December 31, 2018.

Interest Expense

During the year ended December 31, 2018, interest expense increased $196.3 million compared to the year ended December 31, 2017. The increase was primarily due to the growth in our portfolio of real estate and Real Estate-Related Securities and the related indebtedness of such investments.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, operating expenses, capital expenditures and to pay debt service on our outstanding indebtedness we may incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation allocation in cash), and general corporate expenses. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Our indebtedness includes loans secured by our properties, master repurchase agreements with Royal Bank of Canada (the “RBC MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), Barclays MRA, Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), and Morgan Stanley Bank, N.A. (the “MS MRA”) secured by our investments in Real Estate-Related Securities, and an unsecured line of credit. The following is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	December 31, 2018	December 31, 2017
Fixed rate
Fixed rate mortgages	4.08%	11/25/2025	N/A	$4,782,326	$1,468,294
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.15%	11/16/2025		4,982,326	1,468,294
Variable rate
Floating rate mortgages	L+1.70%	5/20/2026	N/A	675,116	63,600
Variable rate term loans	L+1.69%	12/27/2022	N/A	603,500	208,500
Variable rate revolving credit facilities	L+1.73%	10/21/2022	$903,500	624,200	385,431
Total variable rate loans	L+1.71%	2/18/2024		1,902,816	657,531
Total loans secured by the Company's properties	4.16%	5/24/2025		6,885,142	2,125,825

Repurchase agreement borrowings secured by our real estate-related securities:
Barclays MRA		9/29/2021	750,000	750,000	—
Other MRAs(4)		5/4/2019	N/A	963,723	682,848
Total repurchase agreement borrowings secured by our real estate-related securities(5)	3.96%			1,713,723	682,848

Unsecured loan:
Affiliate line of credit	L+2.25%	1/23/2020	250,000	—	5,374
				.
Total indebtedness				$8,598,865	$2,814,047

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the loans secured by our properties and the Line of Credit, and (ii) the one-month and three-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to year end, we rolled our repurchase agreement contracts expiring in January 2019 into new contracts.
(4)	Includes RBC MRA, Citi MRA, MS MRA, BAML MRA and MUFG MRA.
(5)	Weighted average interest rate based on L+1.42%.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

On February 21, 2019, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022, and may be extended for up to one year. Interest under the line of credit is determined based on a one-month U.S. dollar-denominated LIBOR plus 2.50%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cash flows provided by operating activities	$252,682	$72,285
Cash flows used in investing activities	(8,484,427)	(4,322,344)
Cash flows provided by financing activities	8,380,629	4,407,588
Net increase in cash and cash equivalents and restricted cash	$148,884	$157,529

Cash flows provided by operating activities increased $180.4 million during the year ended December 31, 2018 compared to the corresponding period in 2017 due to increased cash flows from the operations of investments in real estate and income on our investments in Real Estate-Related Securities.

Cash flows used in investing activities increased $4.2 billion during the year ended December 31, 2018 compared to the corresponding period in 2017 primarily due to an increase of $3.6 billion in the acquisition of real estate investments and $0.6 billion of Real Estate-Related Securities.

Cash flows provided by financing activities increased $4.0 billion during the year ended December 31, 2018 compared to the corresponding period in 2017 primarily due to a net increase of $3.0 billion in borrowings and an increase of $1.0 billion in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2018 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$9,921,543	$1,283,107	$1,558,880	$1,852,757	$5,226,799
Ground leases	467,788	1,470	3,055	3,208	460,055
Organizational and offering costs	8,181	2,045	4,091	2,045	—
Other	17,428	2,398	8,176	5,331	1,523
Total	$10,414,940	$1,289,020	$1,574,202	$1,863,341	$5,688,377

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2018, the outstanding principal balance of our variable rate indebtedness was $3.6 billion and consisted of mortgage notes, term loans, revolving credit facilities, an affiliate line of credit, and repurchase agreements.

Certain of our mortgage loans, term loans, revolving credit facilities, affiliate line of credit and repurchase agreements are variable rate and indexed to one-month or three-month U.S. Dollar denominated LIBOR. For the year ended December 31, 2018, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $6.5 million.

Investments in Real Estate-Related Securities

As of December 31, 2018, we held $2.3 billion of Real Estate-Related Securities. Our investments in Real Estate-Related Securities investments are primarily floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2018, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from Real Estate-Related Securities of $5.5 million.

We may also be exposed to market risk with respect to our investments in Real Estate-Related Securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in Real Estate-Related Securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in Real Estate-Related Securities is unknown. As of December 31, 2018, the fair value at which we may sell our investments in Real Estate-Related Securities is not known, but a 10% change in the fair value of our investments in Real Estate-Related Securities may result in an unrealized gain or loss of $226.0 million.

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

Management conducted an assessment of the effectiveness of Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2018, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.1	Share Repurchase Plan (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q files on November 13, 2018 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2018 and incorporated herein by reference)

10.1

Second Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 19, 2018 and incorporated herein by reference)

10.2

Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2018 and incorporated herein by reference)

10.3

Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.4

Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.5

Valuation Services Agreement, by and among Altus Group U.S. Inc., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.6

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.7

Form of Independent Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2016 (file number 333-213043))

10.8

Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.9

Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.10

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of TA Realty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

10.11

Purchase and Sale Agreement between a subsidiary of the Company and an affiliate of High Street Realty Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2017)

10.12

Interest Purchase Agreement between a subsidiary of the Company, Cabot Industrial Value Fund IV, L.P. and Cabot Industrial Value Fund IV Manager, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2017)

10.13

Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and

Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form

8-K, as filed by the Registrant with the Securities and Exchange Commission on May 1, 2018)

10.1

Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form

8-K, as filed by the Registrant with the Securities and Exchange Commission on May 1, 2018)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 15, 2019	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2019	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 15, 2019	/s/ Paul Quinlan
Date	Paul Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 15, 2019	/s/ Paul Kolodziej
Date	Paul Kolodziej Chief Accounting Officer
(Principal Accounting Officer)

March 15, 2019	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 15, 2019	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 15, 2019	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 15, 2019	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 15, 2019	/s/ Field Griffith
Date	Field Griffith
Director

March 15, 2019	/s/ Edward Lewis
Date	Edward Lewis
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Operations for Years Ended December 31, 2018 and 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-4

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-5

Consolidated Statements of Cash Flows for Years Ended December 31, 2018 and 2017 and for the Period March 2, 2016 (date of initial capitalization) through December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity and cash flows, for each of the two years in the period ended December 31, 2018 and for the period from March 2, 2016 (Date of Initial Capitalization) through December 31, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and for the period from March 2, 2016 (Date of Initial Capitalization) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2019

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Investments in real estate, net	$10,259,687	$3,406,555
Investments in real estate-related securities	2,259,913	915,742
Cash and cash equivalents	68,089	31,166
Restricted cash	238,524	126,563
Other assets	410,945	145,282
Total assets	$13,237,158	$4,625,308

Liabilities and Equity
Mortgage notes, term loans, and revolving credit facilities, net	$6,833,269	$2,111,291
Repurchase agreements	1,713,723	682,848
Affiliate line of credit	—	5,374
Due to affiliates	301,581	133,071
Accounts payable, accrued expenses, and other liabilities	464,398	182,835
Total liabilities	9,312,971	3,115,419

Commitments and contingencies	—	—
Redeemable non-controlling interest	9,233	250

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 276,989,019 and 130,085,145 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,770	1,301
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 23,313,429 and 5,624,614 shares issued and outstanding as of December 31, 2018 and 2017, respectively	233	56
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 30,375,353 and 3,955,114 shares issued and outstanding as of December 31, 2018 and 2017, respectively	304	40
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 108,261,331 and 30,719,160 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,083	307
Additional paid-in capital	4,327,444	1,616,720
Accumulated deficit and cumulative distributions	(587,548)	(132,633)
Total stockholders' equity	3,744,286	1,485,791
Non-controlling interests attributable to third party joint ventures	75,592	23,848
Non-controlling interests attributable to BREIT OP unitholders	95,076	—
Total equity	3,914,954	1,509,639
Total liabilities and equity	$13,237,158	$4,625,308

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

			For the Period
			March 2, 2016
			(date of initial
			capitalization)
	For the Year Ended December 31,		through
	2018	2017	December 31, 2016
Revenues
Rental revenue	$494,519	$110,429	$—
Tenant reimbursement income	64,145	10,952	—
Hotel revenue	138,433	29,916	—
Other revenue	26,161	6,635	—
Total revenues	723,258	157,932	—
Expenses
Rental property operating	243,093	51,115	—
Hotel operating	97,248	20,417	—
General and administrative	10,982	7,692	115
Management fee	42,659	8,867	—
Performance participation allocation	37,484	16,974	—
Depreciation and amortization	406,295	121,793	—
Total expenses	837,761	226,858	115
Other income (expense)
Income from real estate-related securities	55,323	17,749	—
Interest income	410	454	—
Interest expense	(233,184)	(36,884)	—
Other income (expense)	489	57	—
Total other income (expense)	(176,962)	(18,624)	—
Net loss	$(291,465)	$(87,550)	$(115)
Net loss attributable to non-controlling interests in third party joint ventures	$6,188	$1,292	$—
Net loss attributable to non-controlling interests in BREIT OP	$4,221	$—	$—
Net loss attributable to BREIT stockholders	$(281,056)	$(86,258)	$(115)
Net loss per share of common stock — basic and diluted	$(0.91)	$(0.90)	$(5.74)
Weighted-average shares of common stock outstanding, basic and diluted	309,686,177	95,586,290	20,000

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

(in thousands, except share and per share data)

								Non-controlling	Non-controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	attributable	attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to third party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	joint ventures	unitholders	Equity
Balance at March 2, 2016 (Date of Initial Capitalization)	$—	$—	$—	$—	$200	$—	$200	$—	$—	$200
Net loss	—	—	—	—	—	(115)	(115)	—	—	(115)
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$—	$85

Common stock issued	$1,283	$56	$40	$302	$1,724,274	$—	$1,725,955	$—	$—	$1,725,955
Offering costs	—	—	—	—	(132,691)	—	(132,691)	—	—	(132,691)
Distribution reinvestment	18	—	—	6	25,503	—	25,527	—	—	25,527
Common stock repurchased	—	—	—	(1)	(668)	—	(669)	—	—	(669)
Amortization of restricted stock grants	—	—	—	—	102	—	102	—	—	102
Net loss	—	—	—	—	—	(86,258)	(86,258)	(1,292)	—	(87,550)
Distributions declared on common stock ($0.4782 per share)	—	—	—	—	—	(46,260)	(46,260)	—	—	(46,260)
Contributions from non-controlling interests	—	—	—	—	—	—	—	25,336	—	25,336
Distributions to non-controlling interests	—	—	—	—	—	—	—	(196)		(196)
Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639

Common stock issued	$1,428	$174	$261	$778	$2,846,022	$—	$2,848,663	$—	$—	$2,848,663
Offering costs	—	—	—	—	(178,833)	—	(178,833)	—	—	(178,833)
Distribution reinvestment	63	4	4	24	101,890	—	101,985	—	—	101,985
Common stock repurchased	(22)	(1)	(1)	(28)	(56,375)	—	(56,427)	—	—	(56,427)
Amortization of restricted stock grants	—	—	—	2	212	—	214	—	—	214
Net loss ($1,035 allocated to redeemable non-controlling interest)	—	—	—	—	—	(281,056)	(281,056)	(6,188)	(3,186)	(290,430)
Distributions declared on common stock ($0.6286 per share)	—	—	—	—	—	(173,859)	(173,859)	—	—	(173,859)
Contributions from non-controlling interests	—	—	—	—	—	—	—	47,615	99,978	147,593
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	—	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,485)	(1,716)	(4,201)
Allocation to redeemable non-controlling interest	—	—	—	—	(2,192)	—	(2,192)	—	—	(2,192)
Balance at December 31, 2018	$2,770	$233	$304	$1,083	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

			For the Period
			March 2, 2016
			(date of initial
	For the Year Ended December 31,		capitalization) through
	2018	2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(291,465)	$(87,550)	$(115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	42,659	8,867	—
Performance participation allocation	37,484	16,974	—
Depreciation and amortization	406,295	121,793	—
Unrealized loss/(gain) on changes in fair value of financial instruments	24,746	(2,366)	—
Other items	5,495	228	—
Change in assets and liabilities:
(Increase) / decrease in other assets	(67,540)	(19,002)	—
Increase / (decrease) in due to affiliates	2,099	3,833	86
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	92,909	29,508	29
Net cash provided by operating activities	252,682	72,285	—
Cash flows from investing activities:
Acquisitions of real estate	(7,005,983)	(3,393,674)	—
Capital improvements to real estate	(102,273)	(9,953)	—
Pre-acquisition costs	(8,331)	(5,166)	—
Purchase of real estate-related securities	(1,561,772)	(930,147)	—
Proceeds from sale or settlement of real estate-related securities	193,932	16,596	—
Net cash used in investing activities	(8,484,427)	(4,322,344)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,701,651	1,718,992	—
Offering costs paid	(44,066)	(22,293)	—
Subscriptions received in advance	166,542	107,576	—
Repurchase of common stock	(49,466)	(669)	—
Redemption of redeemable non-controlling interest	(8,400)	—	—
Borrowings from mortgage notes, term loans, and revolving credit facilities	7,318,059	2,174,030	—
Repayments from mortgage notes, term loans, and revolving credit facilities	(2,767,093)	(247,570)	—
Borrowings under repurchase agreements	1,156,189	695,419	—
Settlement of repurchase agreements	(125,314)	(12,571)	—
Borrowings from affiliate line of credit	1,239,400	1,089,350	—
Repayments on affiliate line of credit	(1,244,650)	(1,084,100)	—
Payment of deferred financing costs	(46,634)	(22,949)	—
Contributions from non-controlling interests	147,593	25,586	—
Distributions to non-controlling interests	(4,413)	(196)	—
Distributions	(58,769)	(13,017)	—
Net cash provided by financing activities	8,380,629	4,407,588	—
Net change in cash and cash equivalents and restricted cash	148,884	157,529	—
Cash and cash equivalents and restricted cash, beginning of period	157,729	200	200
Cash and cash equivalents and restricted cash, end of period	$306,613	$157,729	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$68,089	$31,166	$200
Restricted cash	238,524	126,563	—
Total cash and cash equivalents and restricted cash	$306,613	$157,729	$200
Supplemental disclosures:
Interest paid	$208,042	$27,073	$—
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$208,480	$199,365	$—
Assumption of other liabilities in conjunction with acquisitions of real estate	$66,525	$23,008	$—
Acquired non-controlling interests	$12,802	$—	$—
Accrued capital expenditures and acquisition related costs	$2,010	$687	$—
Accrued pre-acquisition costs	$442	$1,422	$—
Accrued distributions	$13,644	$7,716	$—
Accrued stockholder servicing fee due to affiliate	$136,420	$102,076	$—
Accrued offering costs due to affiliate	$—	$8,322	$—
Redeemable non-controlling interest issued as settlement of performance participation allocation	$16,974	$—	$—
Allocation to redeemable non-controlling interest	$2,192	$—	$—
Distribution reinvestment	$101,985	$25,527	$—
Accrued common stock repurchases	$6,961	$—	$—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) was formed on November 16, 2015 as a Maryland corporation and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. The Company invests primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent, in Real Estate-Related Securities. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Offering”).  The Company accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019 and ceased offering shares of common stock under the Initial Offering on January 1, 2019. The Company has registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of December 31, 2018, the Company owned 58 investments in real estate and had 102 positions in Real Estate-Related Securities. The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.  Financial results by segment are reported in Note 14 — Segment Reporting.

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

As of December 31, 2018, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $2.8 billion and $1.9 billion, respectively, compared to $947.9 million and $645.5 million as of December 31, 2017. Such amounts are included on the Company’s Consolidated Balance Sheets.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments in Real Estate

In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell. During the periods presented, no such impairment occurred.

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

Restricted Cash

As of December 31, 2018 and December 31, 2017, restricted cash primarily consists of $166.5 million and $107.6 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of our properties.

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

The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For the year ended December 31, 2018, the Company reimbursed $2.0 million to the Adviser for such costs.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2018:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2018, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2018 and 2017, the Company had accrued $238.5 million and $102.1 million, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2017. The Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organization and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2018 and 2017, the Company recorded a tax benefit of $0.6 million and $0.3 million, respectively, within Other Income on the Company’s Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company recorded a deferred tax asset of $1.8 million and $0.3 million, respectively, due to its hotel investments within Other Assets on the Company’s Consolidated Balance Sheets.

Fair Value Measurements

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

As of December 31, 2018 and 2017, the Company’s $2.3 billion and $0.9 billion, respectively, of investments in Real Estate-Related Securities were classified as Level 2.

Valuation

The Company’s investments in Real Estate-Related Securities are reported at fair value. As of December 31, 2018 and 2017 the Company’s investments in Real Estate-Related Securities consisted of commercial mortgage-backed securities (“CMBS”), which are mortgage-related fixed income securities and corporate debt of real estate-related companies (together with CMBS, “Real Estate-Related Securities”). The Company generally determines the fair value of its Real Estate-Related Securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of December 31, 2018, the fair value of the Company’s mortgage notes, term loans, and revolving credit facilities, repurchase agreements, and affiliate line of credit were approximately $6.9 million below carrying value. As of December 31, 2017, the fair value of the Company’s mortgage notes, term loans, and revolving credit facilities, repurchase agreements, and affiliate line of credit approximated their carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of December 31, 2018 and 2017, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company adopted ASU 2014-09 on January 1, 2018 and applied it on a modified retrospective basis. Based on the Company’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for the Company and the Company did not recognize any cumulative-effect adjustment as a result of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This new guidance, along with subsequent ASUs, was effective January 1, 2019 and requires lessees to record a lease liability and a right-of-use (ROU) asset. A lessee may make an accounting policy election for leases with a term 12 months or less to not recognize a lease liability and corresponding ROU asset. Lessor accounting remains predominately unchanged.

Certain of the Company’s investments in real estate are subject to ground leases, for which a lease liability and ROU asset will be recorded. The lease liability and ROU asset are initially measured at the present value of the future minimum lease payments. The Company is currently finalizing its discount rate, which is primarily based on the Company’s incremental borrowing rate and is a key component to determining the present value of the lease liability and corresponding ROU asset. The ROU assets and lease liabilities are provisional and still being evaluated by management. Based on management’s evaluation to date, the Company expects to recognize a lease liability of approximately $25.0 million to $39.0 million with a corresponding ROU asset that will be net of the Company’s existing straight-line ground rent liability of $1.2 million and the Company’s acquired above-market ground lease intangible liability of $4.6 million. Such amounts are subject to change and will be finalized on the Company’s consolidated financial statements for the three months ended March 31, 2019. For leases with a term of 12 months or less, the Company has made an accounting policy election to not recognize lease liabilities and lease assets.

Additionally, the guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met. The guidance also provides an optional transition method which would allow entities to apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to  retained earnings, if necessary, and provides a package of practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases. Further, the guidance requires (i) lease-related revenues to be presented in a single line item rather than the current presentation which separates them between “rental income” and “tenant reimbursement income” on the consolidated statements of operations and (ii) bad debt expense to be presented as an adjustment to revenue rather than the current presentation within “operating expenses” on the consolidated statements of operations.

For leases where the Company is the lessor, the accounting for lease components is largely unchanged from existing GAAP and the Company has elected the practical expedient to not separate non-lease components from lease components. Only incremental direct leasing costs may be capitalized under the new guidance, which will not have a material effect on the Company’s consolidated financial statements upon adoption. The Company adopted this new guidance on January 1, 2019, and elected the practical expedients.

The Company expects to present income related to leases as a single line item, net of bad debt expense, on the consolidated statements of operations beginning in 2019. The guidance regarding capitalization of leasing costs did not have any effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. We early adopted ASU 2018-07 in the fourth quarter of 2018 and it did not have an initial material impact on our consolidated financial statements as we first issued incentive compensation awards to certain employees of the portfolio company service providers during the fourth quarter of 2018.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2018	December 31, 2017
Building and building improvements	$8,389,864	$2,815,348
Land and land improvements	1,961,977	574,253
Furniture, fixtures and equipment	182,418	64,080
Total	10,534,259	3,453,681
Accumulated depreciation	(274,572)	(47,126)
Investments in real estate, net	$10,259,687	$3,406,555

During the year ended December 31, 2018, the Company acquired interests in 32 real estate investments, which were comprised of 270 industrial, 73 multifamily, 15 hotel, and one retail property.

The following table provides further details of the properties acquired during the year ended December 31, 2018 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Segment	Acquisition Date	Purchase Price(2)
Aston Multifamily Portfolio(3)	90%	8	Various	Multifamily	Jan. 2018	$141,743
Kraft Chicago Industrial Portfolio	100%	3	Aurora, IL	Industrial	Jan. 2018	151,365
Canyon Industrial Portfolio	100%	146	Various(4)	Industrial	Mar. 2018	1,837,213
The Boulevard	100%	1	Phoenix, AZ	Multifamily	April 2018	48,392
Highroads MH	99%	3	Phoenix, AZ	Multifamily	April 2018	18,637
Blue Hills Multifamily	100%	1	Boston, MA	Multifamily	May 2018	131,747
Wave Multifamily Portfolio	100%	6	Various(5)	Multifamily	May 2018	423,135
ACG III Multifamily	95%	2	Gresham, OR & Turlock, CA	Multifamily	May 2018	96,182
Carroll Florida Multifamily	100%	2	Jacksonville & Orlando, FL	Multifamily	May 2018	116,832
HP Cold Storage Industrial Portfolio	100%	6	Various(6)	Industrial	May 2018	253,082
Henderson Select-Service 2-Pack	100%	2	Henderson, NV	Hotel	May 2018	36,260
Orlando Select-Service 2-Pack	100%	2	Orlando, FL	Hotel	May 2018	48,862
Solis at Flamingo	95%	1	Las Vegas, NV	Multifamily	June 2018	72,560
Evergreen Minari MH	99%	2	Phoenix, AZ	Multifamily	June 2018	8,614
Southwest MH	99%	14	Various(7)	Multifamily	June 2018	176,194
Velaire at Aspera	100%	1	Phoenix, AZ	Multifamily	July 2018	64,573
Hidden Springs MH	99%	1	Desert Hot Springs, CA	Multifamily	July 2018	17,122
SVPAC MH	99%	2	Phoenix, AZ	Multifamily	July 2018	14,278
Coyote Multifamily Portfolio	100%	6	Phoenix, AZ	Multifamily	Aug. 2018	311,813
Corporex Select Service Portfolio	100%	5	Various(8)	Hotel	Aug. 2018	117,869
JW Marriott San Antonio Hill Country Resort	100%	1	San Antonio, TX	Hotel	Aug. 2018	604,323
Vista Center	100%	1	Miami, FL	Retail	Aug. 2018	34,738
EdR Student Housing Portfolio	95%	20	Various(9)	Multifamily	Sept. 2018	1,230,857
Royal Vegas MH	99%	1	Las Vegas, NV	Multifamily	Oct. 2018	8,372
Hampton Inn & Suites Federal Way	100%	1	Seattle, WA	Hotel	Oct. 2018	33,672
Staybridge Suites Reno	100%	1	Reno, NV	Hotel	Nov. 2018	17,964
Salt Lake City Select Service 3 Pack	60%	3	Salt Lake City, UT	Hotel	Nov. 2018	104,508
Meridian Industrial Portfolio	100%	106	Various(10)	Industrial	Nov. 2018	962,979
Stockton Distribution Center	100%	1	Stockton, CA	Industrial	Dec. 2018	94,285
Summit Industrial Portfolio	100%	8	Atlanta, GA	Industrial	Dec. 2018	40,463
Riverest MH	99%	1	Tavares, FL	Multifamily	Dec. 2018	6,165
Avanti Apartments	100%	1	Las Vegas, NV	Multifamily	Dec. 2018	69,008
		359				$7,293,807

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition-related costs.
(3)

The Aston Multifamily Portfolio closed in two stages and the final eight properties closed in January 2018. The first closing in November 2017 included 12 properties. The total Aston Multifamily Portfolio is located in four markets: Austin/San Antonio, TX (47% of units), Dallas/Fort Worth, TX (21%), Nashville, TN (18%), and Louisville, KY (14%).

(4)

The Canyon Industrial Portfolio consists of 146 industrial properties primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).

(5)	The Wave Multifamily Portfolio is located in five markets: Greater Seattle, WA (29% of units), Sacramento, CA (28%), Las Vegas, NV (22%), Spokane, WA (14%), and Portland, OR (7%).
(6)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(7)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(8)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).
(9)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(10)

The Meridian Industrial Portfolio consists of 106 industrial properties primarily concentrated in Memphis, TN (23% of sq. ft.), Orlando, FL (19%), Jacksonville, FL (10%), Atlanta, GA (9%), Richmond, VA (7%), and Winston-Salem, NC (7%).

During the year ended December 31, 2017, the Company acquired interests in 27 real estate investments, which were comprised of 55 industrial, 48 multifamily, 10 hotel, and 2 retail properties.

The following table provides details of the properties acquired during the year ended December 31, 2017 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Sector	Acquisition Date	Purchase Price(2)
Hyatt Place UC Davis	100%	1	Davis, CA	Hotel	Jan. 2017	$32,687
Sonora Canyon Apartments	100%	1	Mesa, AZ	Multifamily	Feb. 2017	40,983
Stockton Industrial Park	100%	1	Stockton, CA	Industrial	Feb. 2017	32,751
Bakers Centre	100%	1	Philadelphia, PA	Retail	Mar. 2017	54,223
TA Multifamily Portfolio	100%	6	Various(3)	Multifamily	Apr. 2017	432,593
HS Industrial Portfolio	100%	38	Various(4)	Industrial	Apr. 2017	405,930
Emory Point	100%	1	Atlanta, GA	Multifamily(5)	May 2017	201,578
Nevada West Multifamily	100%	3	Las Vegas, NV	Multifamily	May 2017	170,965
Hyatt Place San Jose Downtown	100%	1	San Jose, CA	Hotel	June 2017	65,321
Mountain Gate & Trails Multifamily	100%	2	Las Vegas, NV	Multifamily	June 2017	83,572
Elysian West Multifamily	100%	1	Las Vegas, NV	Multifamily	July 2017	107,027
Florida Select-Service 4-Pack	100%	4	Tampa & Orlando, FL	Hotel	July 2017	58,973
Hyatt House Downtown Atlanta	100%	1	Atlanta, GA	Hotel	Aug. 2017	35,332
Harbor 5 Multifamily	100%	5	Dallas, TX	Multifamily	Aug. 2017	146,161
Gilbert Multifamily	90%	2	Gilbert, AZ	Multifamily	Sept. 2017	147,039
Domain & GreenVue Multifamily	100%	2	Dallas, TX	Multifamily	Sept. 2017	134,452
Fairfield Industrial Portfolio	100%	11	Fairfield, NJ	Industrial	Sept. 2017	74,283
ACG II Multifamily Portfolio	94%	4	Various (6)	Multifamily	Sept. 2017	148,038
Plaza Del Sol Retail	100%	1	Burbank, CA	Retail	Oct. 2017	45,898
Boston/Worcester Select-Service 3-Pack	100%	3	Boston & Worcester, MA	Hotel	Oct. 2017	81,762
Southeast Industrial Portfolio	100%	5	Various (7)	Industrial	Nov. 2017	116,487
Olympus Multifamily	95%	3	Jacksonville, FL	Multifamily	Nov. 2017	142,129
Aston Multifamily Portfolio	90%	12	Various (8)	Multifamily	Nov. 2017	381,445
Amberglen West Multifamily	100%	1	Hillsboro, OR	Multifamily	Nov. 2017	95,035
Talavera and Flamingo Multifamily	100%	2	Las Vegas, NV	Multifamily	Dec. 2017	115,427
Walden Pond & Montair Multifamily Portfolio	95%	2	Everett, WA and Thornton, CO	Multifamily	Dec. 2017	127,819
Signature at Kendall Multifamily	100%	1	Miami, FL	Multifamily	Dec. 2017	139,468
		115				$3,617,378

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition-related costs.
(3)

The TA Multifamily Portfolio consists of a 32-floor property in downtown Orlando, FL (19% of units) and five garden style properties located in the suburbs of Palm Beach Gardens, FL (19%), Chicago, IL (19%), Orlando, FL (17%), Dallas, TX (14%), and Kansas City, KS (12%).

(4)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of sq. ft.), Chicago, IL (23%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (10%) and Orlando, FL (2%).
(5)	Emory Point also includes 124,000 square feet of walkable retail space.
(6)	The ACG II Multifamily Portfolio consists of four garden style properties in Gilbert, AZ (30% of units), Modesto, CA (25%), Olympia, WA (24%), and Flagstaff, AZ (21%).
(7)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of sq. ft.), Atlanta, GA (26%), and Nashville, TN (21%).
(8)	The Aston Multifamily Portfolio is located in four markets: Austin/San Antonio, TX (49% of units), Dallas/Fort Worth, TX (25%), Nashville, TN (22%), and Louisville, KY (4%).

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2018 ($ in thousands):

	Canyon Industrial Portfolio	EdR Student Housing Portfolio	Meridian Industrial Portfolio	JW Marriott San Antonio Hill Country Resort	Wave Multifamily Portfolio	All Other	Total
Building and building improvements	$1,362,916	$1,034,732	$736,302	$474,529	$323,954	$1,563,496	$5,495,929
Land and land improvements	376,762	138,249	165,881	84,218	82,686	535,141	1,382,937
Furniture, fixtures and equipment	—	11,072	—	39,979	5,252	42,667	98,970
In-place lease intangibles	109,031	51,583	64,623	597	11,243	103,387	340,464
Above-market lease intangibles	8,459	—	2,862	—	—	3,775	15,096
Below-market ground lease intangible	—	—	793	—	—	—	793
Below-market lease intangibles	(19,955)	(122)	(13,604)	—	—	(13,853)	(47,534)
Above-market ground lease intangible	—	(4,657)	—	—	—	—	(4,657)
Other	—	—	6,122	5,000	—	687	11,809
Total purchase price	$1,837,213	$1,230,857	$962,979	$604,323	$423,135	$2,235,300	$7,293,807
Assumed mortgage notes(1)	—	46,070	11,190	—	—	151,220	208,480
Non-controlling interest	—	12,802	—	—	—	—	12,802
Net purchase price	$1,837,213	$1,171,985	$951,789	$604,323	$423,135	$2,084,080	$7,072,525

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market ground lease intangibles, below-market lease intangibles, and above-market ground lease intangibles of the properties acquired during the year ended December 31, 2018 were 4, 5, 65, 7 and 86 years, respectively.

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

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$354,261	$131,833
Below-market ground lease intangibles	5,415	4,623
Above-market lease intangibles	21,626	6,670
Prepaid ground lease intangibles	16,114	16,114
Other	5,676	676
Total intangible assets	403,092	159,916
Accumulated amortization:
In-place lease amortization	(104,745)	(45,160)
Below-market ground lease amortization	(162)	(85)
Above-market lease amortization	(4,903)	(600)
Prepaid ground lease amortization	(378)	(151)
Other	(246)	(76)
Total accumulated amortization	(110,434)	(46,072)
Intangible assets, net	$292,658	$113,844
Intangible liabilities:
Below-market lease intangibles	$62,199	$14,920
Above-market ground lease intangibles	4,657	—
Total intangible liabilities	66,856	14,920
Accumulated amortization:
Below-market lease amortization	(11,132)	(1,764)
Above-market ground lease amortization	(15)	—
Total accumulated amortization	(11,147)	(1,764)
Intangible liabilities, net	$55,709	$13,156

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2018 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Ground Lease Intangibles	Above-market Lease Intangibles	Prepaid Ground Lease Intangibles	Below-market Lease Intangibles	Above-market Ground Lease Intangibles
2019	$93,288	$91	$4,871	$227	$(12,362)	$(54)
2020	49,827	91	3,954	227	(10,185)	(54)
2021	37,350	91	3,407	227	(7,834)	(54)
2022	25,658	91	2,336	227	(5,884)	(54)
2023	15,402	91	1,018	227	(4,340)	(54)
Thereafter	27,991	4,798	1,137	14,601	(10,462)	(4,372)
	$249,516	$5,253	$16,723	$15,736	$(51,067)	$(4,642)

5. Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in Real Estate-Related Securities, which were exclusively CMBS with the exception of one corporate bond position ($ in thousands):

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102						$2,281,416	$2,259,913

			December 31, 2017
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
15	BB	Hospitality, Office, Multifamily, Retail	L+3.21%	12/18/2022	$423,770	$423,658	$424,419
10	B	Hospitality, Office, Multifamily	L+4.05%	1/27/2024	284,371	284,127	285,037
9	BBB	Hospitality, Office, Multifamily, Industrial, Retail	L+2.28%	5/11/2022	194,013	193,838	194,549
3	Other	Multifamily	L+2.50%	9/15/2026	11,749	11,749	11,737
37						$913,372	$915,742

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2018 and 2017, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily Real Estate-Related Securities are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2018 and 2017, one-month LIBOR was equal to 2.5% and 1.6%, respectively.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Represents notional amount for interest only positions.

The Company’s investments in Real Estate-Related Securities included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Fair Value		Interest Income
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
CMBS collateralized by properties	$919,392	$561,474	$38,581	$8,917
CMBS collateralized by a loan	163,404	63,608	5,423	1,310
Total	$1,082,796	$625,082	$44,004	$10,227

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

The Company’s investments in Real Estate-Related Securities also included $62.2 million of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $0.7 million of interest income related to such CMBS during the year ended December 31, 2018.

As described in Note 2, the Company classifies its investments in Real Estate-Related Securities as trading and records these investments at fair value in Real Estate-Related Securities on the Company’s Consolidated Balance Sheets. During the years ended December 31, 2018 and 2017, the Company recorded an unrealized loss of $24.7 million and an unrealized gain of $2.4 million, respectively, as a component of Income From Real Estate-Related Securities in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2018, certain of the Company’s CMBS investments were fully or partially repaid and the Company recorded a realized gain of $194 thousand as a component of Income From Real Estate-Related Securities on the Company’s Consolidated Statements of Operations. During the year ended December 31, 2018, the Company sold one security which resulted in a $7 thousand gain on the Company’s Consolidated Statements of Operations.

6. Mortgage Notes, Term Loans, and Revolving Credit Facilities

The following is a summary of the mortgage notes, term loans, and revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2018	December 31, 2017
Fixed rate
Fixed rate mortgages	4.08%	11/25/2025	N/A	$4,782,326	$1,468,294
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	—
Total fixed rate loans	4.15%	11/16/2025		4,982,326	1,468,294
Variable rate
Floating rate mortgages	L+1.70%	5/20/2026	N/A	675,116	63,600
Variable rate term loans	L+1.69%	12/27/2022	N/A	603,500	208,500
Variable rate revolving credit facilities	L+1.73%	10/21/2022	$903,500	624,200	385,431
Total variable rate loans	L+1.71%	2/18/2024		1,902,816	657,531
Total loans secured by the Company's properties	4.16%	5/24/2025		6,885,142	2,125,825
Deferred financing costs, net				(53,546)	(16,075)
Premium on assumed debt, net				1,673	1,541
Mortgage notes, term loans, and revolving credit facilities, net				$6,833,269	$2,111,291

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2018 and 2017, one-month LIBOR was equal to 2.5% and 1.6%, respectively.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and revolving credit facilities as of December 31, 2018 ($ in thousands):

Year	Amount
2019	$18,050
2020	33,798
2021	177,252
2022	742,647
2023	605,900
Thereafter	5,307,495
Total	$6,885,142

7. Repurchase Agreements

On June 29, 2018, the Company entered into a master repurchase agreement with Barclays Bank PLC (the “Barclays MRA”) providing the Company with financing secured by the Company’s investments in Real Estate-Related Securities. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to our other counterparties. The initial maturity date of the repurchase agreements under the Barclays MRA is September 29, 2021. The terms of the Barclays MRA contain specific spread and advance rate provisions based on the rating of the underlying CMBS. The Company is in compliance with all financial covenants of the Barclays MRA.

Additionally, during the year ended December 31, 2018, the Company has entered into repurchase agreements with Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”) and HSBC Bank USA, National Association (the “HSBC MRA”). Previously, the Company entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), and Bank of America Merrill Lynch (the “BAML MRA”) to provide the Company with additional financing capacity secured by the Company’s $2.2 billion of investments in Real Estate-Related Securities. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	December 31, 2018
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS(3)	$989,059	$750,000	None
RBC MRA	6/18/2019	CMBS	794,917	650,018	None
Citi MRA	1/13/2019	CMBS	193,372	154,736	None
MS MRA	1/15/2019	CMBS	173,050	146,569	None
MUFG MRA	4/30/2020	CMBS	15,266	12,400	None
			$2,165,664	$1,713,723

	December 31, 2017
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Citi MRA	8/23/2018	CMBS	$694,808	$512,975	None
RBC MRA	11/24/2018	CMBS	194,918	150,238	None
BAML MRA	2/9/2018	CMBS	26,016	19,635	None
			$915,742	$682,848

(1)	Subsequent to year end, the Company rolled its repurchase agreement contracts expiring in January 2019 into new contracts.
(2)	Represents the fair value of the Company’s investments in Real Estate-Related Securities that serve as collateral.
(3)	As of December 31, 2018, the security interests pledged under the Barclays MRA include one corporate bond.

The weighted average interest rate of our repurchase agreements was 3.96% (L+1.42%) and 3.11% (L+1.55%) for the year ended December 31, 2018 and 2017, respectively. The term “L” refers to the one-month, three-month or twelve-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).

8. Affiliate Line of Credit

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 23, 2020, and may be extended for up to 12 months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated LIBOR, which was 2.5% and 1.6% as of December 31, 2018 and 2017, respectively. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of December 31, 2018 and 2017, the Company had $0 and $5.4 million in borrowings, respectively, including accrued interest, outstanding under the Line of Credit.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2018	December 31, 2017
Real estate intangibles, net	$292,658	$113,844
Receivables	45,799	7,386
Pre-acquisition costs	15,361	6,588
Prepaid expenses	10,746	3,267
Straight-line rent receivable	10,337	2,045
Deferred leasing costs, net	7,621	1,193
Deferred financing costs, net	5,822	5,248
Other	22,601	5,711
Total	$410,945	$145,282

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31, 2018	December 31, 2017
Subscriptions received in advance	$166,542	$107,576
Real estate taxes payable	56,555	13,169
Intangible liabilities, net	55,709	13,156
Accounts payable and accrued expenses	53,247	13,202
Prepaid rental income	29,112	5,381
Accrued interest expense	24,432	8,072
Tenant security deposits	23,493	8,107
Distribution payable	21,360	7,716
Other	33,948	6,456
Total	$464,398	$182,835

10. Equity and Redeemable Non-controlling Interest

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

As of December 31, 2018 and 2017, the Company had authority to issue 2,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	500,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Total	2,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class T	Class D	Class I	Total
January 1, 2017	—	—	—	20	20
Common stock issued	128,277	5,600	3,931	30,146	167,954
Distribution reinvestment	1,834	25	24	578	2,461
Common stock repurchased	(26)	—	—	(41)	(67)
Independent directors' restricted stock grant(1)	—	—	—	16	16
December 31, 2017	130,085	5,625	3,955	30,719	170,384

Common stock issued	142,828	17,379	26,112	77,964	264,283
Distribution reinvestment	6,266	385	434	2,394	9,479
Common stock repurchased	(2,190)	(76)	(126)	(2,853)	(5,245)
Independent directors' restricted stock grant(1)	—	—	—	37	37
December 31, 2018	276,989	23,313	30,375	108,261	438,938

(1)

The directors’ restricted stock grant represents aggregate $0.4 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2018 and 2017, respectively. The grant is amortized over the one-year service period of such grant.

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

For the years ended December 31, 2018 and 2017, the Company repurchased 5,245,304 and 66,888 shares of common stock, respectively, representing a total of $56.4 million and $0.7 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2018 and 2017.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

Each class of our common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2018
	Class S	Class T	Class D	Class I
Gross distributions declared per share of common stock	$0.6286	$0.6286	$0.6286	$0.6286
Stockholder servicing fee per share of common stock	(0.0917)	(0.0902)	(0.0267)	—
Net distributions declared per share of common stock	$0.5369	$0.5384	$0.6019	$0.6286

	Year Ended December 31, 2017
	Class S	Class T	Class D	Class I
Gross distributions declared per share of common stock(1)	$0.4782	$0.3567	$0.4008	$0.4782
Stockholder servicing fee per share of common stock	(0.0823)	(0.0511)	(0.0173)	—
Net distributions declared per share of common stock	$0.3959	$0.3056	$0.3835	$0.4782

(1)	The Company did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T prior to such date.

Distributions for the year ended December 31, 2018 were characterized, for federal income tax purposes, as 3.11% ordinary income and 96.89% return of capital. Of the 3.11%, 0.51% and 2.60% of the distributions paid in 2018 were non-qualified and qualified, respectively. Distributions for the year ended December 31, 2017, were characterized, for federal income tax purposes, as 34.15% ordinary income and 65.85% return of capital. Of the 34.15%, 32.55% and 1.60% of the distributions paid in 2017 were non-qualified and qualified, respectively.

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in BREIT OP. See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for their share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at December 31, 2018, the Company recorded an allocation adjustment of $2.2 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

The following table summarizes the redeemable non-controlling interest activity for the year ended December 31, 2018 ($ in thousands):

January 1, 2018	$250
Settlement of 2017 performance participation allocation	16,974
Repurchases	(8,400)
GAAP income allocation	(1,035)
Distributions	(748)
Fair value allocation	2,192
December 31, 2018	$9,233

Non-controlling Interests - BREIT OP unitholders

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

During the year ended December 31, 2018, BREIT OP received $100.0 million in Class B Units subscriptions from an entity advised by Blackstone Insurance Solutions. As of December 31, 2018, there were 9,268,500 Class B Units outstanding. Class B Units subscriptions are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.

11. Related Party Transactions

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the years ended December 31, 2018 and 2017, the Company incurred management fees of $42.7 million and $8.9 million, respectively. In accordance with the advisory agreement between the Company, BREIT OP and the Adviser, the Adviser waived the management fee for the period January 1, 2017 to June 30, 2017.

The Company issued 3,845,338 and 664,411 unregistered Class I shares to the Adviser as payment for the 2018 and 2017 management fees, respectively, and also had a payable of $5.1 million and $1.9 million related to management fees as of December 31, 2018 and 2017, respectively, which is included in Due to Affiliates on the Company’s Consolidated Balance Sheets. During January 2019 and 2018, the Adviser was issued 474,552 and 180,215, respectively, unregistered Class I shares as payment for the management fee accrued as of December 31, 2018 and 2017. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2018, the Adviser submitted 1,828,163 Class I shares for repurchase resulting in a total repurchase of $19.8 million.

Performance Participation Allocation

Additionally, the Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the years ended December 31, 2018 and 2017, the Company recognized $37.5 million and $17.0 million, respectively, of Performance Participation Allocation Expense in the Company’s Consolidated Statement of Operations.

The 2018 performance participation allocation became payable on December 31, 2018 and, in January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018.  Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. The 2017 performance participation allocation became payable on December 31, 2017 and, in January

2018, the Company issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2017. In June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the NAV of the Class I units at May 31, 2018. As of December 31, 2018, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $97.8 million worth of shares of the Company and Class I units of BREIT OP.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2018	December 31, 2017
Accrued stockholder servicing fee(1)	$238,496	$102,076
Performance participation allocation	37,484	16,974
Advanced organization and offering costs	8,181	10,160
Accrued management fees	5,124	1,904
Accrued affiliate incentive compensation awards	4,714	—
Accrued affiliate service provider expenses	3,115	1,485
Other	4,467	472
Total	$301,581	$133,071
(1)

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2018 and 2017, the Company accrued $238.5 million and $102.1 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Accrued affiliate service provider expenses and incentive compensation awards

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

For the year ended December 31, 2017, the Company engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide property management, expense management, construction management, corporate support (including leasing, accounting, legal and tax), capital expenditure project and transaction support services for the Company’s office and industrial properties. Beginning January 1, 2018, the Company has engaged Gateway Industrial Properties L.L.C. (“Gateway”), a portfolio company owned by a Blackstone-advised fund, to provide the services that EOM had previously provided to the Company’s industrial properties.

The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide property management, revenue management, expense management, construction management, corporate support (including leasing, accounting, legal and tax), capital expenditure project and transaction support services for the Company’s retail properties.

The Company has engaged Revantage Corporate Services, LLC (“Revantage”), a portfolio company owned by a Blackstone-advised fund, to provide corporate support services (including, without limitation, accounting, legal, tax, treasury, as applicable), and transaction support services to certain of the Company’s investments directly.

The Company issued incentive compensation awards to certain employees of the portfolio company service providers described above that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company.  Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams. The portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and, in January 2019, the Company issued approximately 0.4 million of fully vested Class I units in BREIT OP to certain employees of such companies.

The following table details the amounts incurred for such providers during the years ended December 31, 2018 and 2017 ($ in thousands). Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, on the Company’s Consolidated Statements of Operations. Transaction support fees were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets.

	Affiliate Service Provider Expenses		Portfolio Company Incentive Compensation Awards		Capitalized Transaction Support Services
	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2018	2017	2018	2017	2018	2017
LivCor	$7,885	$1,279	$2,708	$—	$1,491	$923
Gateway	5,495	—	1,295	—	215	—
ShopCore	1,334	240	71	—	252	—
BRE	940	116	640	—	—	—
EOM	—	881	—	—	—	51
Revantage	649	—	—	—	9	—
Total	$16,303	$2,516	$4,714	$—	$1,967	$974

Affiliate Title Service Provider

Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv)  when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related offset to the Company. During the years ended December 31, 2018 and 2017, the Company paid LNLS $4.6 million and $1.0 million, respectively, for title services related to 16 and 13 investments, respectively, and such costs were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets.

Other

As of December 31, 2018 and 2017, the Adviser had advanced $1.1 million and $0.5 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  As of December 31, 2018, the Company had $3.4 million of accrued repurchases due to the Adviser.

During the years ended December 31, 2018 and 2017, the Company engaged an affiliate of the Adviser to perform certain internal audit and compliance functions. For the years ended December 31, 2018 and 2017, the Company had incurred $40,000 and $30,000, respectively, of fees for such services.

12. Commitments and Contingencies

As of December 31, 2018, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Five of the Company’s investments in real estate include ground lease obligations with varying maturity dates through 2104. The Company recognizes ground rent expense on a straight-line basis as a component of Rental Property Operating or Hotel Operating expense on the Company’s Consolidated Statement of Operations. The following table details the Company’s contractual obligations and commitments with payments due subsequent to December 31, 2018 ($ in thousands):

Year	Future Commitments
2019	$1,470
2020	1,508
2021	1,547
2022	1,586
2023	1,622
Thereafter	460,055
Total	$467,788

13. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are not included.

Year	Future Minimum Rents
2019	$238,043
2020	215,327
2021	185,419
2022	144,186
2023	102,609
Thereafter	285,981
Total	$1,171,565

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

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2018	December 31, 2017
Multifamily	$5,396,457	$2,567,735
Industrial	3,966,796	636,900
Hotel	1,268,992	281,242
Retail	136,273	103,138
Real estate-related securities	2,281,033	918,975
Other (Corporate)	187,607	117,318
Total assets	$13,237,158	$4,625,308

The following table sets forth the financial results by segment for the year ended December 31, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$328,476	$157,970	$—	$8,073	$—	$494,519
Tenant reimbursement income	17,143	45,114	—	1,888	—	64,145
Hotel revenue	—	—	138,433	—	—	138,433
Other revenue	22,945	578	2,485	153	—	26,161
Total revenues	368,564	203,662	140,918	10,114	—	723,258

Expenses:
Rental property operating	176,800	62,824	—	3,469	—	243,093
Hotel operating	—	—	97,248	—	—	97,248
Total expenses	176,800	62,824	97,248	3,469	—	340,341
Income from real estate-related securities	—	—	—	—	55,323	55,323
Segment net operating income	$191,764	$140,838	$43,670	$6,645	$55,323	$438,240

Depreciation and amortization	$257,201	$116,206	$27,944	$4,944	$—	$406,295

Other income (expense):
General and administrative						(10,982)
Management fees						(42,659)
Performance participation allocation						(37,484)
Interest income						410
Interest expense						(233,184)
Other income (expense)						489
Net loss						$(291,465)
Net loss attributable to non-controlling interests in third party joint ventures						$6,188
Net loss attributable to non-controlling interests in BREIT OP						$4,221
Net loss attributable to BREIT stockholders						$(281,056)

The following table sets forth the financial results by segment for the year ended December 31, 2017 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$82,846	$24,034	$—	$3,549	$—	$110,429
Tenant reimbursement income	3,476	6,812	—	664	—	10,952
Hotel revenue	—	—	29,916	—	—	29,916
Other revenue	6,589	12	—	34	—	6,635
Total revenues	92,911	30,858	29,916	4,247	—	157,932

Expenses:
Rental property operating	40,831	9,265	—	1,019	—	51,115
Hotel operating	—	—	20,417	—	—	20,417
Total expenses	40,831	9,265	20,417	1,019	—	71,532
Income from real estate-related securities	—	—	—	—	17,749	17,749
Segment net operating income	$52,080	$21,593	$9,499	$3,228	$17,749	$104,149

Depreciation and amortization	$96,732	$17,063	$6,071	$1,927	$—	$121,793

Other income (expense):
General and administrative						(7,692)
Management fees						(8,867)
Performance participation allocation						(16,974)
Interest income						454
Interest expense						(36,884)
Other income (expense)						57
Net loss						$(87,550)
Net loss attributable to non-controlling interests in third party joint ventures						$1,292
Net loss attributable to non-controlling interests in BREIT OP						$—
Net loss attributable to BREIT stockholders						$(86,258)

15. Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly results ($ in thousands, except per share data):

2018	March 31	June 30	September 30	December 31
Total revenues	$109,684	$152,226	$200,162	$261,186
Net loss	$(49,638)	$(51,944)	$(58,763)	$(131,120)
Net loss attributable to BREIT stockholders	$(47,548)	$(50,482)	$(57,667)	$(125,359)
Net loss per share	$(0.23)	$(0.19)	$(0.17)	$(0.30)

2017	March 31	June 30	September 30	December 31
Total revenues	$2,444	$28,339	$48,904	$78,245
Net loss	$(1,267)	$(16,701)	$(31,847)	$(37,735)
Net loss attributable to BREIT stockholders	$(1,267)	$(16,701)	$(31,725)	$(36,565)
Net loss per share	$(0.03)	$(0.22)	$(0.28)	$(0.24)

	For the period
	March 2, 2016
	(date of initial
	capitalization)
	through	Quarter Ended	Quarter Ended	Quarter Ended
2016	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Net loss	$—	$—	$—	$(115)
Net loss attributable to BREIT stockholders	$—	$—	$—	$(115)
Net loss per share	$—	$—	$—	$(5.74)

16. Subsequent Events

Acquisitions

Subsequent to December 31, 2018, the Company acquired an aggregate of $923.8 million of real estate across three separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

Subsequent to December 31, 2018, the Company purchased an aggregate of $102.6 million of floating-rate CMBS.

Subsequent to December 31, 2018, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022, and may be extended for up to one year. Interest under the line of credit is determined based on a one-month U.S. dollar-denominated LIBOR plus 2.50%.

Status of the Offering

As of March 15, 2019, the Company had sold an aggregate of 517,213,810 shares of its common stock (consisting of 322,215,005 Class S shares, 27,288,937 Class T shares, 38,209,181 Class D shares, and 129,500,687 Class I shares) in the Offering resulting in net proceeds of $5.5 billion to the Company as payment for such shares.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Sonora Canyon Apartments	Mesa, AZ	$26,455	$9,358	$30,007	$81	$435	$9,439	$30,442	$39,881	$(2,268)	2017	(1)
TA Multifamily Portfolio:
55 West	Orlando, FL	63,600	10,030	97,652	23	4,386	10,053	102,038	112,091	(6,157)	2017	(1)
Addison Keller Springs Apartments	Addison, TX	36,140	9,382	37,786	42	675	9,424	38,461	47,885	(2,229)	2017	(1)
Estates at Park	Orlando, FL	43,225	11,567	57,128	167	1,505	11,734	58,633	70,367	(3,506)	2017	(1)
San Merano	Palm Beach Gardens, FL	69,777	24,422	73,818	377	3,803	24,799	77,621	102,420	(4,538)	2017	(1)
The Preserve at Osprey Lake	Gurnee, IL	41,340	10,899	42,850	304	2,398	11,203	45,248	56,451	(2,695)	2017	(1)
West End at City Center	Lenexa, KS	20,767	2,156	28,655	125	788	2,281	29,443	31,724	(1,752)	2017	(1)
Emory Point	Atlanta, GA	130,000	—	171,709	32	1,696	32	173,405	173,437	(10,545)	2017	(1)
Nevada West Multifamily:
Dream	Henderson, NV	37,783	4,745	47,195	26	533	4,771	47,728	52,499	(2,821)	2017	(1)
South West	Las Vegas, NV	37,487	6,071	46,952	13	530	6,084	47,482	53,566	(2,836)	2017	(1)
Union	Las Vegas, NV	46,110	6,593	51,158	1	662	6,594	51,820	58,414	(3,026)	2017	(1)
Mountain Gate & Trails Multifamily:
Mountain Gate	Las Vegas, NV	33,704	6,632	37,909	95	933	6,727	38,842	45,569	(2,081)	2017	(1)
Mountain Trails	Las Vegas, NV	26,281	5,569	29,208	90	977	5,659	30,185	35,844	(1,662)	2017	(1)
Elysian West Multifamily	Las Vegas, NV	75,400	17,565	80,840	145	184	17,710	81,024	98,734	(4,656)	2017	(1)
Gilbert Multifamily:
Redstone at SanTan Village	Gilbert, AZ	40,484	16,491	53,056	25	54	16,516	53,110	69,626	(2,563)	2017	(1)
Vistara at SanTan Village	Gilbert, AZ	48,129	15,574	54,663	7	8	15,581	54,671	70,252	(2,507)	2017	(1)
Harbor 5 Multifamily:
Abbey at Vista Ridge	Lewisville, TX	32,338	6,903	36,616	85	766	6,988	37,382	44,370	(1,841)	2017	(1)
Fieldcrest	Carrollton, TX	13,860	4,507	13,216	253	1,390	4,760	14,606	19,366	(790)	2017	(1)
Tall Timbers	Euless, TX	17,990	4,873	18,919	163	1,152	5,036	20,071	25,107	(1,017)	2017	(1)
The Tallows	Carrollton, TX	20,510	6,053	20,934	60	1,669	6,113	22,603	28,716	(1,102)	2017	(1)
Villas at Waterchase	Lewisville, TX	18,573	5,693	18,762	249	458	5,942	19,220	25,162	(953)	2017	(1)
Domain & GreenVue Multifamily:
Domain at Midtown Park	Dallas, TX	47,600	16,678	47,939	7	114	16,685	48,053	64,738	(2,233)	2017	(1)
GreenVue	Richardson, TX	23,900	11,754	49,788	53	73	11,807	49,861	61,668	(2,269)	2017	(1)
ACG II Multifamily:
Brooks Landing	Modesto, CA	24,500	2,740	33,738	65	800	2,805	34,538	37,343	(1,506)	2017	(1)
Sterling Pointe	Flagstaff, AZ	18,672	3,344	30,331	58	598	3,402	30,929	34,331	(1,367)	2017	(1)
Woodland	Olympia, WA	23,485	3,940	27,206	5	419	3,945	27,625	31,570	(1,346)	2017	(1)
Highlands	Gilbert, AZ	27,715	10,679	28,170	64	938	10,743	29,108	39,851	(1,258)	2017	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Olympus Multifamily:
Cape House	Jacksonville, FL	44,594	11,548	55,009	328	2,517	11,876	57,526	69,402	(2,367)	2017	(1)
Mirador at River City	Jacksonville, FL	23,250	4,034	28,288	12	559	4,046	28,847	32,893	(1,165)	2017	(1)
Stovall at River City	Jacksonville, FL	23,215	3,996	29,314	23	580	4,019	29,894	33,913	(1,200)	2017	(1)
Aston Multifamily Portfolio:
Ashley Oaks	San Antonio, TX	27,202	7,940	26,929	53	2,407	7,993	29,336	37,329	(1,270)	2017	(1)
Audubon Park	Nashville, TN	20,987	3,934	20,178	414	1,316	4,348	21,494	25,842	(890)	2017	(1)
Belmont	Grand Prairie, TX	16,503	3,535	18,145	183	961	3,718	19,106	22,824	(781)	2017	(1)
Cantare at Indian Lake Village	Sumner, TN	23,357	2,236	32,572	—	83	2,236	32,655	34,891	(1,277)	2017	(1)
Cooper Creek	Louisville, KY	8,352	1,292	11,092	20	674	1,312	11,766	13,078	(474)	2017	(1)
Grayson Ridge	North Richland Hills, TX	15,277	3,587	18,136	112	—	3,699	18,136	21,835	(738)	2017	(1)
Landing at Mansfield	Mansfield, TX	26,013	3,833	33,054	6	1,091	3,839	34,145	37,984	(1,393)	2017	(1)
Meritage at Steiner Ranch	Austin, TX	49,733	8,422	52,899	44	1,058	8,466	53,957	62,423	(2,156)	2017	(1)
Montelena	Round Rock, TX	20,502	3,875	25,462	64	721	3,939	26,183	30,122	(1,045)	2017	(1)
Richland Falls	Murfreesboro, TN	24,457	2,690	30,046	15	348	2,705	30,394	33,099	(1,194)	2017	(1)
Rosemont at Olmos Park	San Antonio, TX	13,308	2,468	14,831	4	477	2,472	15,308	17,780	(606)	2017	(1)
Trails at Buda Ranch	Buda, TX	20,704	3,832	23,258	81	262	3,913	23,520	27,433	(1,005)	2017	(1)
Fairmarc (Hills at Fair Oaks)	Fair Oaks Ranch, TX	23,056	4,697	28,212	4	128	4,701	28,340	33,041	(923)	2018	(1)
Springmarc	San Marcos, TX	13,936	3,147	21,147	90	242	3,237	21,389	24,626	(737)	2018	(1)
Renaissance St. Andrews	Louisville, KY	8,238	2,205	13,227	59	800	2,264	14,027	16,291	(465)	2018	(1)
Valley Farms North (fka Southpointe)	Louisville, KY	10,952	2,118	14,118	5	39	2,123	14,157	16,280	(449)	2018	(1)
Valley Farms	Louisville, KY	9,285	1,682	12,500	—	330	1,682	12,830	14,512	(408)	2018	(1)
Keystone Farms	Nashville, TN	5,623	1,795	12,033	41	201	1,836	12,234	14,070	(399)	2018	(1)
Arbors of Carrollton	Carrollton, TX	5,680	3,393	9,871	62	653	3,455	10,524	13,979	(361)	2018	(1)
RSA Condos	Louisville, KY	—	295	1,927	1	6	296	1,933	2,229	(64)	2018	(1)
Amberglen West Multifamily	Hillsboro, OR	58,600	9,176	81,990	—	9	9,176	81,999	91,175	(3,135)	2017	(1)
Talavera and Flamingo Multifamily:
Talavera	Las Vegas, NV	33,897	14,801	46,622	45	696	14,846	47,318	62,164	(2,015)	2017	(1)
Flamingo	Las Vegas, NV	41,177	14,447	34,871	85	540	14,532	35,411	49,943	(1,538)	2017	(1)
Walden Pond & Montair Multifamily Portfolio:
Walden Pond	Thornton, CO	47,705	9,711	47,052	81	1,325	9,792	48,377	58,169	(2,108)	2017	(1)
Montair	Everett, WA	44,325	19,105	46,552	74	1,128	19,179	47,680	66,859	(1,830)	2017	(1)
Signature at Kendall Multifamily	Miami, FL	88,700	28,419	103,131	269	70	28,688	103,201	131,889	(4,316)	2017	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
The Boulevard	Phoenix, AZ	29,728	8,738	37,766	23	535	8,761	38,301	47,062	(1,107)	2018	(1)
Blue Hills Multifamily	Randolph, MA	86,191	16,236	108,066	121	268	16,357	108,334	124,691	(2,396)	2018	(1)
Wave Multifamily Portfolio
Slate Creek	Sacramento, CA	99,990	19,204	124,316	32	39	19,236	124,355	143,591	(3,049)	2018	(1)
Montair Wave	Tumwater, WA	53,049	16,515	57,382	61	614	16,576	57,996	74,572	(1,595)	2018	(1)
Xander 3900	Las Vegas, NV	46,940	23,755	43,057	11	154	23,766	43,211	66,977	(1,216)	2018	(1)
Stonepointe	University Place, WA	32,672	9,427	37,072	25	331	9,452	37,403	46,855	(923)	2018	(1)
Heatherbrae	Milwaukie, OR	26,835	8,306	30,319	66	261	8,372	30,580	38,952	(788)	2018	(1)
Big Trout Lodge	Liberty Lake, WA	29,904	5,501	31,785	109	714	5,610	32,499	38,109	(812)	2018	(1)
ACG III Multifamily
Columbia Trails	Gresham, OR	33,640	4,825	49,266	—	959	4,825	50,225	55,050	(1,040)	2018	(1)
Sierra Oaks	Turlock, CA	23,550	2,241	35,067	5	400	2,246	35,467	37,713	(732)	2018	(1)
Carroll Florida Multifamily
Knightsbridge at Stoneybrook	Orlando, FL	36,881	7,989	48,397	97	450	8,086	48,847	56,933	(1,089)	2018	(1)
ARIUM Town Center	Jacksonville, FL	37,338	8,186	43,909	4	89	8,190	43,998	52,188	(1,012)	2018	(1)
Solis at Flamingo	Las Vegas, NV	47,190	22,388	47,117	181	805	22,569	47,922	70,491	(1,186)	2018	(1)
Velaire at Aspera	Glendale, AZ	40,671	12,242	49,800	—	32	12,242	49,832	62,074	(1,149)	2018	(1)
Coyote Multifamily Portfolio
Canyon	Glendale, AZ	25,610	6,505	32,190	—	100	6,505	32,290	38,795	(533)	2018	(1)
Finisterra	Tempe, AZ	42,695	11,457	52,620	29	120	11,486	52,740	64,226	(876)	2018	(1)
Foothills	Phoenix, AZ	35,043	9,847	42,715	19	198	9,866	42,913	52,779	(711)	2018	(1)
Lumiere	Chandler, AZ	29,600	7,521	36,596	10	121	7,531	36,717	44,248	(604)	2018	(1)
Stadium Village	Surprise, AZ	44,982	10,845	55,007	39	163	10,884	55,170	66,054	(963)	2018	(1)
Waterford	Peoria, AZ	22,745	4,833	27,716	2	245	4,835	27,961	32,796	(432)	2018	(1)
Avanti Apartments	Las Vegas, NV	—	4,630	59,893	—	9	4,630	59,902	64,532	(124)	2018	(1)
Highroads MH
Broadway Estates	Mesa, AZ	6,077	8,765	102	2	—	8,767	102	8,869	(209)	2018	(1)
Los Hermanos	Cottonwood, AZ	2,230	3,313	81	—	—	3,313	81	3,394	(73)	2018	(1)
El Rio De Oro	Cottonwood, AZ	4,541	5,238	244	—	—	5,238	244	5,482	(155)	2018	(1)
Evergreen Minari MH							—	—	—
Evergreen	Chandler, AZ	3,334	4,293	78	—	—	4,293	78	4,371	(56)	2018	(1)
Minari	Apache Junction, AZ	2,298	3,835	61	—	—	3,835	61	3,896	(51)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Southwest MH
Longhaven Estates	Phoenix, AZ	18,185	29,613	698	—	3	29,613	701	30,314	(272)	2018	(1)
Parkhaven Estates & RV Resort	Mesa, AZ	14,742	22,145	782	1	175	22,146	957	23,103	(310)	2018	(1)
Rosehaven Estates & RV Resort	Apache Junction, AZ	13,996	19,276	266	—	779	19,276	1,045	20,321	(260)	2018	(1)
Springhaven Estates	Mesa, AZ	9,807	17,180	423	—	—	17,180	423	17,603	(219)	2018	(1)
Skyhaven Estates	Apache Junction, AZ	10,307	14,542	236	—	—	14,542	236	14,778	(156)	2018	(1)
Brighthaven Estates	Mesa, AZ	5,962	8,476	438	—	—	8,476	438	8,914	(115)	2018	(1)
Palmdale Estates	Indio, CA	7,161	7,220	235	—	—	7,220	235	7,455	(119)	2018	(1)
Springdale Estates	San Marcos, CA	5,607	6,236	309	—	9	6,236	318	6,554	(99)	2018	(1)
Glenhaven Estates	Mesa, AZ	5,920	7,820	461	—	36	7,820	497	8,317	(107)	2018	(1)
Riverdale Estates	Indio, CA	6,035	6,540	113	—	—	6,540	113	6,653	(143)	2018	(1)
Sundowner RV Resort	Apache Junction, AZ	3,077	6,400	249	—	—	6,400	249	6,649	(101)	2018	(1)
Sunhaven RV Resort	Apache Junction, AZ	3,260	8,146	219	—	—	8,146	219	8,365	(107)	2018	(1)
Brookhaven RV Resort	Apache Junction, AZ	2,240	6,793	206	—	—	6,793	206	6,999	(95)	2018	(1)
Newhaven Estates	Apache Junction, AZ	2,459	4,163	149	—	—	4,163	149	4,312	(73)	2018	(1)
Hidden Springs MH	Desert Hot Springs, CA	12,342	15,223	707	—	63	15,223	770	15,993	(280)	2018	(1)
SVPAC MH
Pacific Mobile Manor	Apache Junction, AZ	5,637	7,528	289	—	—	7,528	289	7,817	(101)	2018	(1)
Star Valley Ranch	Apache Junction, AZ	2,471	5,503	365	—	—	5,503	365	5,868	(94)	2018	(1)
Royal Vegas MH	Las Vegas, NV	6,075	7,682	220	—	—	7,682	220	7,902	(52)	2018	(1)
Riverest MH	Tavares, FL	—	4,390	1,244	—	—	4,390	1,244	5,634	(18)	2018	(1)
EdR Student Housing Portfolio
The District on Apache	Tempe, AZ	97,149	14,180	111,719	2	139	14,182	111,858	126,040	(1,052)	2018	(1)
East Edge	Tuscaloosa, AL	65,931	16,579	74,404	—	6	16,579	74,410	90,989	(715)	2018	(1)
The District on 5th	Tucson, AZ	67,269	5,956	82,701	12	—	5,968	82,701	88,669	(777)	2018	(1)
The Pointe at State College	State College, PA	65,018	8,422	76,294	—	424	8,422	76,718	85,140	(743)	2018	(1)
Retreat at Blacksburg	Blacksburg, WV	64,532	12,698	71,693	9	18	12,707	71,711	84,418	(716)	2018	(1)
The Retreat at State College	State College, PA	51,294	8,456	59,511	—	40	8,456	59,551	68,007	(587)	2018	(1)
The Lofts at Orlando	Orlando, FL	48,066	4,854	60,003	61	25	4,915	60,028	64,943	(582)	2018	(1)
GrandMarc at the Corner	Charlottesville, VA	47,130	175	70,119	—	8	175	70,127	70,302	(661)	2018	(1)
The Province Boulder	Boulder, CO	42,221	9,300	47,270	38	12	9,338	47,282	56,620	(459)	2018	(1)
The Province Greenville	Greenville, SC	45,961	8,458	45,948	—	—	8,458	45,948	54,406	(446)	2018	(1)
Urbane Tucson	Tucson, AZ	39,290	5,128	57,842	—	—	5,128	57,842	62,970	(545)	2018	(1)
The Province at Kent	Kent, OH	36,477	3,052	41,735	—	7	3,052	41,742	44,794	(405)	2018	(1)
University Village Towers	Riverside, CA	29,818	3,966	40,159	—	—	3,966	40,159	44,125	(377)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
EdR Student Housing Portfolio (continued)
Retreat at Louisville	Louisville, KY	34,266	10,401	31,231	2	2	10,403	31,233	41,636	(310)	2018	(1)
Jefferson Commons at Charlottesville	Charlottesville, VA	6,071	1,809	6,385	—	—	1,809	6,385	8,194	(62)	2018	(1)
The Lotus Apartments	Boulder, CO	26,742	8,330	26,688	—	57	8,330	26,745	35,075	(259)	2018	(1)
319 Bragg	Auburn, AL	21,924	3,835	28,175	—	11	3,835	28,186	32,021	(273)	2018	(1)
The Berk	Berkeley, CA	12,552	4,584	16,540	—	2	4,584	16,542	21,126	(160)	2018	(1)
Wertland Square	Charlottesville, VA	15,237	3,134	17,545	—	—	3,134	17,545	20,679	(165)	2018	(1)
Georgia Heights	Athens, GA	46,200	4,931	68,771	—	200	4,931	68,971	73,902	(655)	2018	(1)
Total Multifamily Properties		$3,636,618	$1,006,190	$4,251,635	$5,751	$55,788	$1,011,941	$4,307,423	$5,319,364	$(143,384)

Industrial properties:
Stockton Industrial Park	Stockton, CA	$14,926	$10,079	$21,240	$—	$321	$10,079	$21,561	$31,640	$(1,630)	2017	(1)
HS Industrial Portfolio:
1650 Bluegrass Lakes Parkway	Alpharetta, GA	4,167	998	7,705	—	17	998	7,722	8,720	(378)	2017	(1)
500 Interstate Parkway	Lithia Springs, GA	4,899	1,105	8,687	—	—	1,105	8,687	9,792	(500)	2017	(1)
Cobb West Business Park	Austell, GA	51,281	5,344	97,862	—	484	5,344	98,346	103,690	(5,312)	2017	(1)
8110 Troon Circle	Austell, GA	3,022	1,336	5,481	—	109	1,336	5,590	6,926	(374)	2017	(1)
8140 Troon Circle	Austell, GA	3,251	1,342	5,761	—	174	1,342	5,935	7,277	(405)	2017	(1)
1000 N. Main Street	Lombard, IL	1,740	483	3,489	—	—	483	3,489	3,972	(195)	2017	(1)
111 Internationale Blvd	Glendale Heights, IL	2,152	631	3,698	—	95	631	3,793	4,424	(190)	2017	(1)
120 North Schmale Road	Carol Stream, IL	2,289	1,184	4,511	—	—	1,184	4,511	5,695	(262)	2017	(1)
1215 - 1225 Bowes Road	Elgin, IL	1,465	620	2,733	—	72	620	2,805	3,425	(171)	2017	(1)
1287 Naperville Road	Romeoville, IL	2,198	935	5,023	—	63	935	5,086	6,021	(243)	2017	(1)
1275-1285 Holmes Road	Elgin, IL	2,793	1,118	5,172	—	41	1,118	5,213	6,331	(263)	2017	(1)
1811‐1821 Industrial Drive	Libertyville, IL	2,610	850	4,340	—	63	850	4,403	5,253	(269)	2017	(1)
221 Westgate Drive	Carol Stream, IL	3,388	757	6,727	—	—	757	6,727	7,484	(343)	2017	(1)
2350 Pinehurst Blvd	Addison, IL	3,068	858	5,683	—	1,138	858	6,821	7,679	(289)	2017	(1)
417-419 Village Drive	Carol Stream, IL	3,113	837	5,902	—	—	837	5,902	6,739	(325)	2017	(1)
472 Thomas Drive	Bensenville, IL	2,839	1,001	7,908	—	227	1,001	8,135	9,136	(404)	2017	(1)
490 Windy Point Drive	Glendale Heights, IL	1,465	416	2,837	—	—	416	2,837	3,253	(157)	2017	(1)
540-570 Congress Circle South	Roselle, IL	3,800	1,166	6,812	—	—	1,166	6,812	7,978	(380)	2017	(1)
6350 Church Road	Hanover Park, IL	2,839	1,090	5,342	—	—	1,090	5,342	6,432	(332)	2017	(1)
655 Remington Blvd	Bolingbrook, IL	2,793	1,892	4,023	—	65	1,892	4,088	5,980	(252)	2017	(1)
340 Remington Blvd	Bolingbrook, IL	5,723	2,313	9,953	—	135	2,313	10,088	12,401	(578)	2017	(1)
636 Schwab Circle	Romeoville, IL	2,244	860	4,193	—	—	860	4,193	5,053	(212)	2017	(1)
3232 East Loop North	Houston, TX	1,511	632	2,416	—	22	632	2,438	3,070	(130)	2017	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
HS Industrial Portfolio (continued):
3262 East Loop	Houston, TX	2,656	707	4,911	—	—	707	4,911	5,618	(272)	2017	(1)
201 Cumberland Parkway	Mechanicsburg, PA	12,133	1,467	21,649	—	—	1,467	21,649	23,116	(1,170)	2017	(1)
181 Fulling Mill Rd	Middletown, PA	5,998	866	12,492	—	—	866	12,492	13,358	(651)	2017	(1)
5045 Ritter Road	Mechanicsburg, PA	1,557	399	2,984	—	5	399	2,989	3,388	(195)	2017	(1)
957 Heinz Way	Grand Prairie, TX	3,361	1,027	5,762	—	—	1,027	5,762	6,789	(390)	2017	(1)
4030 Mint Way	Dallas, TX	2,495	863	4,487	—	325	863	4,812	5,675	(253)	2017	(1)
Twin Creeks Business Center	Allen, TX	8,150	2,474	15,664	—	120	2,474	15,784	18,258	(936)	2017	(1)
Carrier Parkway	Grand Prairie, TX	3,255	1,052	6,266	—	30	1,052	6,296	7,348	(384)	2017	(1)
Southport Center	Orlando, FL	3,022	937	5,149	—	20	937	5,169	6,106	(285)	2017	(1)
Palmbay Center	Orlando, FL	2,518	590	4,064	—	—	590	4,064	4,654	(203)	2017	(1)
8901-8918 Market St	Houston, TX	6,502	1,662	11,944	—	26	1,662	11,970	13,632	(633)	2017	(1)
8921-8922 Market St	Houston, TX	5,769	1,645	12,220	—	74	1,645	12,294	13,939	(609)	2017	(1)
8935-8947 Market St	Houston, TX	4,350	1,294	8,167	—	27	1,294	8,194	9,488	(420)	2017	(1)
8967-8977 Market St	Houston, TX	3,342	1,149	5,722	—	—	1,149	5,722	6,871	(319)	2017	(1)
8979-8999 Market St	Houston, TX	4,212	1,178	7,520	—	—	1,178	7,520	8,698	(447)	2017	(1)
Fairfield Industrial Portfolio
1 Gardner Road	Fairfield, NJ	2,807	1,232	2,755	—	3	1,232	2,758	3,990	(135)	2017	(1)
4 Gardner Road	Fairfield, NJ	4,132	1,767	4,682	—	26	1,767	4,708	6,475	(212)	2017	(1)
12 Gardner Road	Fairfield, NJ	7,696	3,223	4,180	—	6	3,223	4,186	7,409	(224)	2017	(1)
15 Gardner Road	Fairfield, NJ	2,523	1,093	4,074	—	22	1,093	4,096	5,189	(171)	2017	(1)
11 Stewart Place	Fairfield, NJ	2,334	1,101	1,674	—	58	1,101	1,732	2,833	(76)	2017	(1)
17 Stewart Place	Fairfield, NJ	2,302	1,170	1,900	—	5	1,170	1,905	3,075	(93)	2017	(1)
24 Stewart Place	Fairfield, NJ	4,668	4,219	5,936	—	32	4,219	5,968	10,187	(251)	2017	(1)
67 Route 46	Fairfield, NJ	6,182	4,726	6,013	—	6	4,726	6,019	10,745	(271)	2017	(1)
5-7 Evans Street	Fairfield, NJ	4,479	2,131	2,408	—	5	2,131	2,413	4,544	(119)	2017	(1)
20 Audrey Place	Fairfield, NJ	8,200	4,194	8,677	—	13	4,194	8,690	12,884	(370)	2017	(1)
27-29 Dwight Place	Fairfield, NJ	1,798	843	1,375	—	7	843	1,382	2,225	(72)	2017	(1)
Southeast Industrial Portfolio
Faye Road	Jacksonville, FL	11,356	3,056	20,161	—	533	3,056	20,694	23,750	(721)	2017	(1)
Jonesboro Commerce Center	Jonesboro, GA	9,253	2,804	14,537	—	—	2,804	14,537	17,341	(593)	2017	(1)
Mason Road Distribution Center	La Vergne, TN	9,580	3,574	16,037	—	210	3,574	16,247	19,821	(655)	2017	(1)
Volkswagen BTS	Jacksonville, FL	10,095	2,261	15,933	—	—	2,261	15,933	18,194	(565)	2017	(1)
Westlake Distribution Center	Jacksonville, FL	14,207	3,291	22,985	—	—	3,291	22,985	26,276	(831)	2017	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Kraft Chicago Industrial Portfolio
1700 Edgelawn	Aurora, IL	31,460	17,424	43,812	—	—	17,424	43,812	61,236	(1,528)	2018	(1)
2303 W. Indian Trail	Aurora, IL	20,401	8,455	34,026	—	—	8,455	34,026	42,481	(1,079)	2018	(1)
2380 Sullivan Rd.	Aurora, IL	16,253	10,116	23,150	—	—	10,116	23,150	33,266	(892)	2018	(1)
Canyon Industrial Portfolio
6606 Pontius Rd	Groveport, OH	41,750	4,606	42,030	—	859	4,606	42,889	47,495	(1,207)	2018	(1)
450 Airtech Pkwy	Plainfield, IN	31,700	4,956	28,614	—	—	4,956	28,614	33,570	(730)	2018	(1)
880 S Rohlwing Rd	Addison, IL	25,000	6,603	30,295	—	10	6,603	30,305	36,908	(843)	2018	(1)
16824 Enterprise Blvd	Crest Hill, IL	31,600	5,957	30,541	—	2,189	5,957	32,730	38,687	(837)	2018	(1)
6500 Sheriff Rd	Landover, MD	23,000	9,479	24,030	—	—	9,479	24,030	33,509	(664)	2018	(1)
4500 Northport Dr	Northlake, TX	27,900	3,898	32,262	—	—	3,898	32,262	36,160	(832)	2018	(1)
10874 Second Amendment Drive	Glen Rock, PA	25,250	6,792	28,003	—	—	6,792	28,003	34,795	(861)	2018	(1)
5680 W Jarvis St	Niles, IL	23,000	11,223	16,678	—	—	11,223	16,678	27,901	(443)	2018	(1)
245 Deen Still Rd	Davenport, FL	18,800	3,126	23,200	—	—	3,126	23,200	26,326	(648)	2018	(1)
1801 Innovation Blvd S	Clayton, IN	19,250	3,398	20,013	—	661	3,398	20,674	24,072	(480)	2018	(1)
3101-3151 S Platte River Dr	Englewood, CO	16,300	7,097	17,420	—	—	7,097	17,420	24,517	(537)	2018	(1)
3155-3199 S Platte River Dr	Englewood, CO	16,000	6,948	17,281	—	—	6,948	17,281	24,229	(533)	2018	(1)
650 Commerce Pkwy E Dr	Greenwood, IN	20,400	2,174	21,869	—	42	2,174	21,911	24,085	(617)	2018	(1)
7225 Santa Fe Dr	Hodgkins, IL	19,800	7,040	21,744	—	—	7,040	21,744	28,784	(517)	2018	(1)
1250 Terminus Dr	Lithia Springs, GA	16,150	5,594	18,685	—	—	5,594	18,685	24,279	(523)	2018	(1)
3201-3273 S Platte River Dr	Englewood, CO	13,750	6,282	15,371	—	49	6,282	15,420	21,702	(455)	2018	(1)
1651 S Carlos Ave	Ontario, CA	15,250	5,766	16,688	—	—	5,766	16,688	22,454	(418)	2018	(1)
4326 86th Ave E	Puyallup, WA	15,900	3,611	18,207	—	—	3,611	18,207	21,818	(443)	2018	(1)
3025 E Dominguez St	Carson, CA	17,900	15,959	7,447	—	—	15,959	7,447	23,406	(213)	2018	(1)
1980 High Grove Ln	Naperville, IL	16,400	4,125	17,768	—	—	4,125	17,768	21,893	(523)	2018	(1)
1111 Northpoint Drive	Coppell, TX	13,200	1,841	14,694	—	1,816	1,841	16,510	18,351	(432)	2018	(1)
7815 Third Flag Pkwy	Austell, GA	13,800	2,598	17,964	—	381	2,598	18,345	20,943	(459)	2018	(1)
255 Fort Collier Rd	Winchester, VA	14,300	3,347	17,763	—	61	3,347	17,824	21,171	(438)	2018	(1)
3040 Campus Dr	Hatfield, PA	13,500	2,431	16,102	—	76	2,431	16,178	18,609	(402)	2018	(1)
300 Purity Dr	Lebanon, IN	17,400	2,273	18,491	—	1,198	2,273	19,689	21,962	(470)	2018	(1)
10825 7th St	Rancho Cucamonga, CA	12,700	4,962	13,018	—	—	4,962	13,018	17,980	(337)	2018	(1)
4162 Georgia Blvd	San Bernardino, CA	12,300	7,363	10,063	—	—	7,363	10,063	17,426	(259)	2018	(1)
1595 MacArthur Boulevard	Mahwah, NJ	10,900	3,672	11,139	—	—	3,672	11,139	14,811	(299)	2018	(1)
5111 Frye Rd	Irving, TX	15,000	3,858	14,623	—	23	3,858	14,646	18,504	(383)	2018	(1)
1 Wiley Dr	Somerset, NJ	12,400	11,100	5,044	—	—	11,100	5,044	16,144	(288)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Canyon Industrial Portfolio (continued)
5025 W Knollwood St	Tampa, FL	16,000	2,558	18,601	—	—	2,558	18,601	21,159	(459)	2018	(1)
2020 Greens Rd	Houston, TX	15,000	1,918	14,391	—	414	1,918	14,805	16,723	(381)	2018	(1)
2303 Center Square Rd	Logan Township, NJ	10,900	3,713	13,206	—	—	3,713	13,206	16,919	(421)	2018	(1)
2235 Spiegel Dr	Groveport, OH	12,900	2,455	14,574	—	1,291	2,455	15,865	18,320	(396)	2018	(1)
5001 N Hiatus Rd	Sunrise, FL	10,750	6,916	10,491	—	42	6,916	10,533	17,449	(297)	2018	(1)
320 Route 17 S	Mahwah, NJ	11,700	3,647	11,882	—	—	3,647	11,882	15,529	(306)	2018	(1)
321 Apple Valley Rd	Winchester, VA	10,750	1,830	15,296	—	—	1,830	15,296	17,126	(453)	2018	(1)
4787 Stalwart Ave	Fairburn, GA	10,150	1,034	15,747	—	—	1,034	15,747	16,781	(476)	2018	(1)
1801 W Hawthorne Ln	West Chicago, IL	11,800	3,055	12,863	—	85	3,055	12,948	16,003	(369)	2018	(1)
300 S Cedar Ave	Rialto, CA	12,000	4,538	10,073	—	—	4,538	10,073	14,611	(265)	2018	(1)
3110 Roy Orr Blvd	Grand Prairie, TX	12,346	2,915	13,886	—	—	2,915	13,886	16,801	(329)	2018	(1)
100 Corporate Dr	Mahwah, NJ	10,500	4,226	9,939	—	—	4,226	9,939	14,165	(331)	2018	(1)
1141 S US Highway 301	Tampa, FL	9,600	3,171	11,017	—	—	3,171	11,017	14,188	(280)	2018	(1)
3100 Roy Orr Blvd	Grand Prairie, TX	11,654	2,868	12,244	—	—	2,868	12,244	15,112	(320)	2018	(1)
2220 Chemsearch Blvd	Irving, TX	9,500	2,663	7,457	—	—	2,663	7,457	10,120	(213)	2018	(1)
6901-6909 Snowden Rd	Fort Worth, TX	10,000	1,744	11,298	—	—	1,744	11,298	13,042	(302)	2018	(1)
1601-1701 W Hawthorne Ln	West Chicago, IL	11,100	3,091	6,985	—	521	3,091	7,506	10,597	(228)	2018	(1)
13144 S Pulaski Rd	Alsip, IL	11,200	3,375	10,713	—	—	3,375	10,713	14,088	(321)	2018	(1)
3101 Summit Ave	Plano, TX	9,900	1,640	10,542	—	—	1,640	10,542	12,182	(280)	2018	(1)
750 Corporate Dr	Mahwah, NJ	9,000	4,357	8,369	—	—	4,357	8,369	12,726	(285)	2018	(1)
6695 Business Pkwy	Elkridge, MD	8,400	2,165	9,448	—	—	2,165	9,448	11,613	(242)	2018	(1)
1880 Country Farm Dr	Naperville, IL	8,000	2,959	8,247	—	374	2,959	8,621	11,580	(301)	2018	(1)
238-248 Tubeway Dr	Chicago, IL	7,600	1,292	9,416	—	—	1,292	9,416	10,708	(240)	2018	(1)
3850 Royal Ave	Simi Valley, CA	8,600	3,450	7,390	—	—	3,450	7,390	10,840	(205)	2018	(1)
1700-1750 Harvester Rd	West Chicago, IL	8,000	2,631	6,142	—	—	2,631	6,142	8,773	(205)	2018	(1)
2210 Saint Germain Rd	Dallas, TX	7,600	2,874	8,296	—	—	2,874	8,296	11,170	(264)	2018	(1)
3602 N Kennicott Ave	Arlington Heights, IL	8,400	1,957	8,373	—	100	1,957	8,473	10,430	(204)	2018	(1)
2615 S 80th St	Tacoma, WA	8,250	2,380	10,368	—	—	2,380	10,368	12,748	(274)	2018	(1)
6940 San Tomas Rd	Elkridge, MD	8,600	1,873	9,918	—	218	1,873	10,136	12,009	(270)	2018	(1)
8 Thornton Rd	Oakland, NJ	7,200	1,725	8,336	—	—	1,725	8,336	10,061	(220)	2018	(1)
3250 Abilene St	Aurora, CO	8,100	2,185	8,706	—	—	2,185	8,706	10,891	(303)	2018	(1)
36 Saratoga Blvd	Devens, MA	8,900	2,520	8,604	—	—	2,520	8,604	11,124	(294)	2018	(1)
3825 Ohio Ave	St. Charles, IL	9,750	2,255	7,559	—	—	2,255	7,559	9,814	(261)	2018	(1)
442 Creamery Way	Exton, PA	7,250	2,946	7,647	—	—	2,946	7,647	10,593	(247)	2018	(1)
1435 Bradley Ln	Carrollton, TX	7,900	1,382	9,429	—	—	1,382	9,429	10,811	(255)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Canyon Industrial Portfolio (continued)
11333 E 55th Ave	Denver, CO	7,100	2,212	9,525	—	85	2,212	9,610	11,822	(258)	2018	(1)
236 E Pima St	Phoenix, AZ	7,250	3,406	7,520	—	68	3,406	7,588	10,994	(238)	2018	(1)
8335-8373 Ardwick Ardmore Rd	Landover, MD	6,600	2,848	6,215	—	111	2,848	6,326	9,174	(203)	2018	(1)
1445-1455 E Riverview Dr	San Bernardino, CA	7,700	5,325	6,349	—	—	5,325	6,349	11,674	(201)	2018	(1)
11101 Franklin Ave	Franklin Park, IL	8,900	3,254	7,017	—	26	3,254	7,043	10,297	(177)	2018	(1)
8375-8413 Ardwick Ardmore Rd	Landover, MD	6,700	2,790	6,526	—	65	2,790	6,591	9,381	(199)	2018	(1)
10540 Bissonnet St	Houston, TX	7,300	1,207	8,299	—	21	1,207	8,320	9,527	(235)	2018	(1)
7606 Whitehall Executive Ctr	Charlotte, NC	7,400	1,465	9,055	—	—	1,465	9,055	10,520	(243)	2018	(1)
10570 Bissonnet St	Houston, TX	8,500	1,481	8,418	—	219	1,481	8,637	10,118	(205)	2018	(1)
13921 Senlac Dr	Farmers Branch, TX	6,900	1,328	8,774	—	—	1,328	8,774	10,102	(244)	2018	(1)
1198-1206 Nagel Blvd	Batavia, IL	7,500	1,407	8,221	—	60	1,407	8,281	9,688	(253)	2018	(1)
10550 Bissonnet St	Houston, TX	6,800	1,179	7,848	—	—	1,179	7,848	9,027	(211)	2018	(1)
10560 Bissonnet St	Houston, TX	6,900	1,204	8,334	—	19	1,204	8,353	9,557	(226)	2018	(1)
13835 Senlac Dr	Farmers Branch, TX	7,000	1,174	7,951	—	—	1,174	7,951	9,125	(242)	2018	(1)
1850 Airport Exchange Blvd	Erlanger, KY	7,000	1,431	7,595	—	130	1,431	7,725	9,156	(224)	2018	(1)
2740-2760 Regency Dr	Grand Prairie, TX	6,400	1,582	8,328	—	140	1,582	8,468	10,050	(236)	2018	(1)
16 Creek Pkwy	Upper Chichester, PA	6,400	1,746	6,924	—	—	1,746	6,924	8,670	(189)	2018	(1)
7142 Ambassador Rd	Baltimore, MD	5,900	1,001	6,016	—	—	1,001	6,016	7,017	(193)	2018	(1)
34210 9th Ave S	Federal Way, WA	7,500	2,687	6,465	—	316	2,687	6,781	9,468	(162)	2018	(1)
2040 McKenzie Dr	Carrollton, TX	6,300	1,336	7,407	—	—	1,336	7,407	8,743	(206)	2018	(1)
7520 Airway Rd	San Diego, CA	6,200	3,284	6,130	—	—	3,284	6,130	9,414	(154)	2018	(1)
200 Corporate Dr	Mahwah, NJ	5,700	2,812	5,786	—	—	2,812	5,786	8,598	(188)	2018	(1)
9350-9370 S Point Dr	Houston, TX	6,700	1,163	6,738	—	—	1,163	6,738	7,901	(202)	2018	(1)
1835 Airport Exchange Blvd	Erlanger, KY	5,700	925	5,934	—	138	925	6,072	6,997	(165)	2018	(1)
7223-7249 Ambassador Rd	Baltimore, MD	6,000	1,259	6,430	—	—	1,259	6,430	7,689	(193)	2018	(1)
402 Lund Rd	Auburn, WA	5,900	1,991	6,873	—	—	1,991	6,873	8,864	(175)	2018	(1)
7337 Bryan Dairy Rd	Largo, FL	5,300	2,052	5,554	—	—	2,052	5,554	7,606	(179)	2018	(1)
270 Old Silver Spring Road	Mechanicsburg, PA	4,900	1,257	5,981	—	—	1,257	5,981	7,238	(177)	2018	(1)
9045 Junction Dr	Annapolis Junction, MD	4,600	1,227	5,022	—	1,110	1,227	6,132	7,359	(123)	2018	(1)
1811 Riverview Dr	San Bernardino, CA	5,200	2,023	5,767	—	—	2,023	5,767	7,790	(159)	2018	(1)
4780 Winchester Blvd	Frederick, MD	4,500	1,008	5,549	—	—	1,008	5,549	6,557	(143)	2018	(1)
2075-2185 Estes Ave	Elk Grove Village, IL	4,800	3,150	3,193	—	—	3,150	3,193	6,343	(108)	2018	(1)
3830 Enterprise Way	Sanford, FL	4,300	1,137	5,628	—	—	1,137	5,628	6,765	(158)	2018	(1)
1845 Airport Exchange Blvd	Erlanger, KY	4,800	855	5,671	—	19	855	5,690	6,545	(156)	2018	(1)
2101-2107 Hutton Dr	Carrollton, TX	4,800	956	5,467	—	—	956	5,467	6,423	(181)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Canyon Industrial Portfolio (continued)
13802 E 33rd Pl	Aurora, CO	4,300	1,116	5,455	—	—	1,116	5,455	6,571	(160)	2018	(1)
631 S Royal Ln	Coppell, TX	4,100	799	4,848	—	894	799	5,742	6,541	(174)	2018	(1)
10903 S Tacoma Way	Lakewood, WA	5,300	618	6,264	—	—	618	6,264	6,882	(162)	2018	(1)
242-252 Beinoris Dr	Wood Dale, IL	4,200	2,460	3,404	—	—	2,460	3,404	5,864	(109)	2018	(1)
4204 Lindbergh Dr	Addison, TX	4,600	928	5,880	—	—	928	5,880	6,808	(185)	2018	(1)
760 Lakeside Dr	Gurnee, IL	4,800	954	4,418	—	224	954	4,642	5,596	(113)	2018	(1)
14002 E 33rd Pl	Aurora, CO	4,200	1,135	4,788	—	—	1,135	4,788	5,923	(135)	2018	(1)
3800 Enterprise Way	Sanford, FL	3,900	893	5,053	—	—	893	5,053	5,946	(146)	2018	(1)
2700 Lord Baltimore Dr	Baltimore, MD	4,400	905	4,454	—	263	905	4,717	5,622	(131)	2018	(1)
10350-10390 Brockwood Rd	Dallas, TX	4,200	1,432	4,942	—	—	1,432	4,942	6,374	(139)	2018	(1)
501 N Central Ave	Wood Dale, IL	4,000	2,312	3,814	—	—	2,312	3,814	6,126	(109)	2018	(1)
7144-7162 Ambassador Rd	Baltimore, MD	4,200	957	4,398	—	51	957	4,449	5,406	(156)	2018	(1)
2175 Union Pl	Simi Valley, CA	4,500	1,558	4,273	—	—	1,558	4,273	5,831	(117)	2018	(1)
7200 Rutherford Rd	Baltimore, MD	3,900	913	3,281	—	—	913	3,281	4,194	(111)	2018	(1)
1810 Airport Exchange Blvd	Erlanger, KY	3,600	798	4,821	—	—	798	4,821	5,619	(142)	2018	(1)
1833 Riverview Dr	San Bernardino, CA	3,500	1,686	3,826	—	90	1,686	3,916	5,602	(105)	2018	(1)
1895 Airport Exchange Blvd	Erlanger, KY	3,900	628	5,117	—	—	628	5,117	5,745	(148)	2018	(1)
4300-4320 Campbell Rd	Houston, TX	3,900	1,022	3,917	—	34	1,022	3,951	4,973	(117)	2018	(1)
1305 Ave H E	Grand Prairie, TX	4,000	1,606	3,708	—	118	1,606	3,826	5,432	(115)	2018	(1)
6250 NW 27th Way	Fort Lauderdale, FL	2,950	1,347	3,889	—	7	1,347	3,896	5,243	(100)	2018	(1)
3209 Wood Dr	Garland, TX	3,800	907	4,097	—	—	907	4,097	5,004	(123)	2018	(1)
4444-4456 Campbell Rd	Houston, TX	4,100	1,045	3,795	—	—	1,045	3,795	4,840	(102)	2018	(1)
8900 Yellow Brick Rd	Rosedale, MD	3,600	1,214	3,140	—	13	1,214	3,153	4,367	(92)	2018	(1)
940-942 W Thorndale Ave	Itasca, IL	3,100	981	3,751	—	—	981	3,751	4,732	(102)	2018	(1)
11500 47th St	Clearwater, FL	4,100	1,357	3,355	—	—	1,357	3,355	4,712	(94)	2018	(1)
10333 Windhorst Rd	Tampa, FL	2,900	787	3,584	—	—	787	3,584	4,371	(113)	2018	(1)
7510 Airway Rd	San Diego, CA	3,700	1,749	3,260	—	—	1,749	3,260	5,009	(88)	2018	(1)
2001 Estes Ave	Elk Grove Village, IL	3,100	1,696	2,831	—	—	1,696	2,831	4,527	(85)	2018	(1)
255-257 Beinoris Dr	Wood Dale, IL	3,200	1,796	2,784	—	52	1,796	2,836	4,632	(88)	2018	(1)
6851 Snowden Rd	Fort Worth, TX	3,600	691	4,545	—	—	691	4,545	5,236	(150)	2018	(1)
480 Brogdon Rd	Suwanee, GA	2,700	305	4,057	—	—	305	4,057	4,362	(117)	2018	(1)
7120-7132 Ambassador Rd	Baltimore, MD	3,000	705	2,828	—	—	705	2,828	3,533	(89)	2018	(1)
1600 Harvester Rd	West Chicago, IL	3,650	1,308	2,906	—	—	1,308	2,906	4,214	(108)	2018	(1)
1817 Riverview Dr	San Bernardino, CA	3,300	1,513	2,665	—	—	1,513	2,665	4,178	(72)	2018	(1)
701 Willowbrook Ln	West Chester, PA	2,300	769	2,626	—	—	769	2,626	3,395	(73)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Canyon Industrial Portfolio (continued)
460 Brogdon Rd	Suwanee, GA	2,500	271	3,484	—	—	271	3,484	3,755	(93)	2018	(1)
3951 Dartmouth Court	Frederick, MD	2,500	593	3,222	—	—	593	3,222	3,815	(96)	2018	(1)
4840 Winchester Blvd	Frederick, MD	2,300	425	2,522	—	584	425	3,106	3,531	(97)	2018	(1)
4844 Winchester Blvd	Frederick, MD	2,200	441	2,526	—	79	441	2,605	3,046	(70)	2018	(1)
10355-10395 Brockwood Rd	Dallas, TX	2,700	903	2,774	—	—	903	2,774	3,677	(84)	2018	(1)
10305-10345 Brockwood Rd	Dallas, TX	2,500	757	2,352	—	—	757	2,352	3,109	(69)	2018	(1)
2121 Union Pl	Simi Valley, CA	2,600	813	2,740	—	—	813	2,740	3,553	(73)	2018	(1)
1840 Airport Exchange Blvd	Erlanger, KY	2,150	278	2,001	—	—	278	2,001	2,279	(55)	2018	(1)
1500 Powis Court	West Chicago, IL	2,100	719	2,247	—	—	719	2,247	2,966	(68)	2018	(1)
10410-10450 Markison Rd	Dallas, TX	2,500	800	2,484	—	—	800	2,484	3,284	(77)	2018	(1)
1830 Airport Exchange Blvd	Erlanger, KY	2,000	323	2,586	—	22	323	2,608	2,931	(74)	2018	(1)
HP Cold Storage Industrial Portfolio
4199 & 4201 Gibraltar Court	Stockton, CA	43,102	14,488	50,262	—	—	14,488	50,262	64,750	(1,138)	2018	(1)
33400 Dowe Avenue	Union City, CA	37,343	6,785	46,830	—	39	6,785	46,869	53,654	(846)	2018	(1)
1000 Old Philadelphia Road	Aberdeen, MD	29,710	5,789	38,820	—	—	5,789	38,820	44,609	(790)	2018	(1)
3475 International Park Drive	Atlanta, GA	20,816	3,134	30,130	—	39	3,134	30,169	33,303	(703)	2018	(1)
200 Michael Angelo Way	Austin, TX	15,675	3,132	19,010	—	51	3,132	19,061	22,193	(352)	2018	(1)
3735 Imperial Way	Stockton, CA	16,337	2,287	15,817	—	—	2,287	15,817	18,104	(351)	2018	(1)
Meridian Industrial Portfolio
1000 Williams Drive	Marietta, GA	5,220	1,604	5,329	—	—	1,604	5,329	6,933	(27)	2018	(1)
1001 Tradeport Drive	Orlando, FL	14,497	3,052	15,804	—	—	3,052	15,804	18,856	(70)	2018	(1)
10301 Busch Drive	Jacksonville, FL	11,628	2,658	13,081	—	—	2,658	13,081	15,739	(61)	2018	(1)
10400 Marina Drive	Olive Branch, MS	6,573	2,111	8,074	—	—	2,111	8,074	10,185	(40)	2018	(1)
10401 John Price Road	Charlotte, NC	1,626	404	1,747	—	—	404	1,747	2,151	(8)	2018	(1)
10490 Busch Drive	Jacksonville, FL	6,016	1,676	4,982	—	—	1,676	4,982	6,658	(26)	2018	(1)
10543 Canada Drive	Jacksonville, FL	11,184	2,735	9,996	—	—	2,735	9,996	12,731	(46)	2018	(1)
1100 Williams Drive	Marietta, GA	4,096	1,348	4,339	—	—	1,348	4,339	5,687	(23)	2018	(1)
11350 Old Roswell Road	Roswell, GA	4,668	1,422	7,407	—	—	1,422	7,407	8,829	(45)	2018	(1)
1200 Williams Drive	Marietta, GA	3,511	968	4,017	—	—	968	4,017	4,985	(19)	2018	(1)
1300 NW 167th Street	Miami, FL	1,053	930	200	—	—	930	200	1,130	—	2018	(1)
1365 NW 159th Street	Miami, FL	4,488	1,703	4,155	—	—	1,703	4,155	5,858	(17)	2018	(1)
1400 NW 167th Street	Miami, FL	17,025	5,879	18,428	—	—	5,879	18,428	24,307	(89)	2018	(1)
1401 Tradeport Drive	Orlando, FL	15,261	4,120	19,411	—	—	4,120	19,411	23,531	(89)	2018	(1)
1500 Tradeport Drive	Orlando, FL	6,761	1,628	7,773	—	—	1,628	7,773	9,401	(35)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Meridian Industrial Portfolio (continued)
1550 Heil Quaker Blvd	La Vergne, TN	10,704	2,857	11,214	—	—	2,857	11,214	14,071	(54)	2018	(1)
1600A NW 159th Street	Miami, FL	5,256	2,398	5,742	—	—	2,398	5,742	8,140	(25)	2018	(1)
1600B NW 159th Street	Miami, FL	5,960	2,461	6,351	—	—	2,461	6,351	8,812	(27)	2018	(1)
1605 NW 159th Street	Miami, FL	7,569	3,011	6,953	—	—	3,011	6,953	9,964	(30)	2018	(1)
16401 NW 8th Avenue	Miami, FL	3,395	1,628	3,619	—	—	1,628	3,619	5,247	(16)	2018	(1)
16501 NW 8th Avenue	Miami, FL	4,421	2,260	4,504	—	—	2,260	4,504	6,764	(20)	2018	(1)
1700 Tradeport Drive	Orlando, FL	6,133	1,819	6,452	—	—	1,819	6,452	8,271	(32)	2018	(1)
1706 Heil Quaker Blvd	La Vergne, TN	17,186	5,425	19,245	—	—	5,425	19,245	24,670	(99)	2018	(1)
1725 Shelby Oaks Drive	Memphis, TN	2,492	1,100	3,028	—	—	1,100	3,028	4,128	(18)	2018	(1)
1751 Shelby Oaks Drive	Memphis, TN	1,955	626	2,620	—	—	626	2,620	3,246	(12)	2018	(1)
1801 Shelby Oaks Drive	Memphis, TN	4,384	1,182	5,431	—	—	1,182	5,431	6,613	(27)	2018	(1)
1965 Shelby Oaks Drive	Memphis, TN	599	339	696	—	—	339	696	1,035	(4)	2018	(1)
2000 N 62nd Street	Tampa, FL	8,481	2,110	8,670	—	—	2,110	8,670	10,780	(42)	2018	(1)
227 Gun Club Road	Jacksonville, FL	7,688	868	10,261	—	—	868	10,261	11,129	(43)	2018	(1)
2598 Empire Drive	Winston-Salem, NC	3,375	954	4,952	—	—	954	4,952	5,906	(25)	2018	(1)
2702 Directors Row	Orlando, FL	17,853	4,894	18,533	—	—	4,894	18,533	23,427	(84)	2018	(1)
275 Picketts Line	Newport News, VA	4,847	1,085	6,140	—	—	1,085	6,140	7,225	(29)	2018	(1)
301 Little Hearst Parkway	Port Wentworth, GA	—	190	16,575	—	—	190	16,575	16,765	(65)	2018	(1)
301 West Park Lane	Hampton, VA	10,251	2,064	12,393	—	—	2,064	12,393	14,457	(59)	2018	(1)
309 Little Hearst Parkway	Port Wentworth, GA	17,006	523	24,769	—	2,569	523	27,338	27,861	(97)	2018	(1)
3262 Democrat Road	Memphis, TN	6,038	2,533	5,951	—	—	2,533	5,951	8,484	(40)	2018	(1)
3272 Democrat Road	Memphis, TN	815	299	749	—	—	299	749	1,048	(5)	2018	(1)
3276 Democrat Road	Memphis, TN	3,959	1,445	3,940	—	—	1,445	3,940	5,385	(25)	2018	(1)
3298 Democrat Road	Memphis, TN	922	371	799	—	—	371	799	1,170	(5)	2018	(1)
3338 Democrat Road	Memphis, TN	3,919	1,793	2,170	—	—	1,793	2,170	3,963	(18)	2018	(1)
3600 Vineland Road	Orlando, FL	11,669	4,241	13,551	—	—	4,241	13,551	17,792	(63)	2018	(1)
3900 Westpoint Blvd	Winston-Salem, NC	1,735	510	3,338	—	—	510	3,338	3,848	(16)	2018	(1)
3909 Westpoint Blvd	Winston-Salem, NC	899	441	1,361	—	—	441	1,361	1,802	(9)	2018	(1)
3929 Westpoint Blvd	Winston-Salem, NC	3,501	857	6,272	—	—	857	6,272	7,129	(29)	2018	(1)
4099 Old Dixie Highway, Bldg 1	Atlanta, GA	3,375	1,284	6,592	—	—	1,284	6,592	7,876	(33)	2018	(1)
4099 Old Dixie Highway, Bldg 2	Atlanta, GA	4,668	1,096	9,351	—	—	1,096	9,351	10,447	(42)	2018	(1)
4216 Stuart Andrew Blvd	Charlotte, NC	2,854	689	3,167	—	—	689	3,167	3,856	(16)	2018	(1)
4427 Pet Lane	Wesley Chapel, FL	4,132	1,566	2,284	—	—	1,566	2,284	3,850	(16)	2018	(1)
4446 Pet Lane	Wesley Chapel, FL	3,406	277	3,914	—	—	277	3,914	4,191	(18)	2018	(1)
4450 Pet Lane	Wesley Chapel, FL	5,015	228	9,235	—	—	228	9,235	9,463	(37)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Meridian Industrial Portfolio (continued)
4500 Home Run Blvd	Davenport, FL	13,250	3,560	14,868	—	—	3,560	14,868	18,428	(66)	2018	(1)
4501 Home Run Blvd	Davenport, FL	21,014	4,763	22,356	—	16	4,763	22,372	27,135	(100)	2018	(1)
4550 Home Run Blvd	Davenport, FL	7,392	1,454	8,874	—	—	1,454	8,874	10,328	(40)	2018	(1)
4600 LB McLeod Road	Orlando, FL	4,867	1,549	5,482	—	—	1,549	5,482	7,031	(24)	2018	(1)
4610 Pet Lane	Wesley Chapel, FL	3,532	1,283	5,023	—	—	1,283	5,023	6,306	(24)	2018	(1)
4614 Pet Lane	Wesley Chapel, FL	5,425	1,757	8,021	—	—	1,757	8,021	9,778	(40)	2018	(1)
4640 LB McLeod Road	Orlando, FL	3,866	1,444	4,115	—	—	1,444	4,115	5,559	(19)	2018	(1)
4680 LB McLeod Road	Orlando, FL	3,019	1,549	2,334	—	—	1,549	2,334	3,883	(12)	2018	(1)
4700 Eubank Road	Richmond, VA	3,942	888	6,888	—	—	888	6,888	7,776	(31)	2018	(1)
4800 Eubank Road	Richmond, VA	13,120	3,413	21,839	—	2	3,413	21,841	25,254	(104)	2018	(1)
4800 Southridge Blvd	Memphis, TN	4,782	1,777	4,785	—	—	1,777	4,785	6,562	(28)	2018	(1)
4901 Southridge Blvd	Memphis, TN	4,283	1,360	4,721	—	—	1,360	4,721	6,081	(26)	2018	(1)
4903 Southridge Blvd	Memphis, TN	5,703	1,289	5,579	—	—	1,289	5,579	6,868	(30)	2018	(1)
4905 Southridge Blvd	Memphis, TN	4,545	1,323	4,540	—	—	1,323	4,540	5,863	(25)	2018	(1)
4971 Southridge Blvd	Memphis, TN	5,674	1,649	5,985	—	—	1,649	5,985	7,634	(32)	2018	(1)
500 Matrix Parkway	Piedmont, SC	3,389	1,165	4,802	—	—	1,165	4,802	5,967	(25)	2018	(1)
500 Northridge Park Drive	Rural Hall, NC	6,279	1,226	8,023	—	—	1,226	8,023	9,249	(39)	2018	(1)
5101 Nelson Road	Raleigh, NC	4,155	915	5,603	—	—	915	5,603	6,518	(27)	2018	(1)
5151 Nelson Road	Raleigh, NC	5,372	749	6,459	—	—	749	6,459	7,208	(30)	2018	(1)
520 Eagleton Downs Drive	Charlotte, NC	2,735	437	1,577	—	—	437	1,577	2,014	(9)	2018	(1)
520 Northridge Park Drive	Rural Hall, NC	7,007	1,432	8,694	—	—	1,432	8,694	10,126	(43)	2018	(1)
5200 Anthony Road	Sandston, VA	7,000	1,799	9,087	—	—	1,799	9,087	10,886	(46)	2018	(1)
521 Eagleton Downs Drive	Charlotte, NC	2,365	302	3,195	—	—	302	3,195	3,497	(14)	2018	(1)
5280 Meltech Drive	Memphis, TN	6,326	2,312	5,978	—	—	2,312	5,978	8,290	(35)	2018	(1)
5300 S. Laburnum Ave	Richmond, VA	3,185	515	5,380	—	—	515	5,380	5,895	(31)	2018	(1)
540 Northridge Park Drive	Rural Hall, NC	7,921	1,971	9,903	—	—	1,971	9,903	11,874	(52)	2018	(1)
5400 Meltech Drive	Memphis, TN	6,998	2,207	6,846	—	—	2,207	6,846	9,053	(38)	2018	(1)
5401 Lewis Road	Sandston, VA	3,493	897	3,903	—	—	897	3,903	4,800	(20)	2018	(1)
5440 Oakbrook Parkway	Norcross, GA	4,066	973	5,466	—	—	973	5,466	6,439	(26)	2018	(1)
550 Northridge Park Drive	Rural Hall, NC	2,108	416	2,489	—	—	416	2,489	2,905	(13)	2018	(1)
560 Zoo Parkway	Jacksonville, FL	4,458	1,163	5,239	—	—	1,163	5,239	6,402	(25)	2018	(1)
5675 Oakbrook Parkway	Norcross, GA	3,701	748	4,333	—	—	748	4,333	5,081	(22)	2018	(1)
5695 Oakbrook Parkway	Norcross, GA	2,566	674	2,730	—	—	674	2,730	3,404	(15)	2018	(1)
5715 Oakbrook Parkway	Norcross, GA	3,377	840	4,012	—	—	840	4,012	4,852	(20)	2018	(1)
601 Eagleton Downs Drive	Charlotte, NC	2,087	389	2,574	—	—	389	2,574	2,963	(12)	2018	(1)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Meridian Industrial Portfolio (continued)
6101 Cane Run Road	Louisville, KY	6,813	3,607	10,097	—	—	3,607	10,097	13,704	(53)	2018	(1)
6190 Regency Parkway	Norcross, GA	2,839	1,074	4,347	—	—	1,074	4,347	5,421	(26)	2018	(1)
6215 Regency Parkway	Norcross, GA	1,151	368	2,026	—	—	368	2,026	2,394	(12)	2018	(1)
6230 Regency Parkway	Norcross, GA	962	336	1,763	—	—	336	1,763	2,099	(10)	2018	(1)
6269 Shelby Drive	Memphis, TN	5,563	2,757	5,480	—	—	2,757	5,480	8,237	(36)	2018	(1)
6290 Jimmy Carter Blvd	Norcross, GA	2,381	733	4,521	—	—	733	4,521	5,254	(21)	2018	(1)
6300 Jimmy Carter Blvd	Norcross, GA	1,829	562	2,308	—	—	562	2,308	2,870	(12)	2018	(1)
6325 Regency Parkway	Norcross, GA	1,309	397	2,235	—	—	397	2,235	2,632	(13)	2018	(1)
6350 Regency Parkway	Norcross, GA	1,293	429	2,046	—	—	429	2,046	2,475	(12)	2018	(1)
6375 Regency Parkway	Norcross, GA	1,735	563	875	—	—	563	875	1,438	(7)	2018	(1)
6399 Shelby View Drive	Memphis, TN	6,150	2,060	6,344	—	—	2,060	6,344	8,404	(42)	2018	(1)
6400 Shelby View Drive	Memphis, TN	7,412	1,839	8,067	—	—	1,839	8,067	9,906	(52)	2018	(1)
6419 Shelby View Drive	Memphis, TN	6,213	2,110	5,437	—	—	2,110	5,437	7,547	(39)	2018	(1)
6423 Shelby View Drive	Memphis, TN	6,403	1,168	7,233	—	—	1,168	7,233	8,401	(34)	2018	(1)
646 Michael Wylie Road	Charlotte, NC	2,932	601	3,495	—	—	601	3,495	4,096	(17)	2018	(1)
6601 S. Laburnum Ave	Richmond, VA	7,515	1,464	11,053	—	—	1,464	11,053	12,517	(52)	2018	(1)
711 Hoagland Blvd	Kissimmee, FL	7,236	212	9,857	—	—	212	9,857	10,069	(42)	2018	(1)
780 Whittaker Road	Jacksonville, FL	12,827	2,505	15,947	—	—	2,505	15,947	18,452	(74)	2018	(1)
8650 Transport Drive	Orlando, FL	16,515	3,684	18,694	—	—	3,684	18,694	22,378	(91)	2018	(1)
9410 Parker Ave	Jacksonville, FL	3,896	610	4,613	—	—	610	4,613	5,223	(21)	2018	(1)
955 NW 159th Drive	Miami, FL	2,359	954	2,593	—	—	954	2,593	3,547	(11)	2018	(1)
Stockton Distribution Center	Stockton, CA	—	11,025	73,001	—	—	11,025	73,001	84,026	(123)	2018	(1)
Summit Industrial Portfolio
125 Royal Woods Ct.	Tucker, GA	—	879	3,391	—	—	879	3,391	4,270	(6)	2018	(1)
2145 East View Parkway	Conyers, GA	—	634	4,435	—	—	634	4,435	5,069	(8)	2018	(1)
2725 Mountain Industrial Blvd	Tucker, GA	—	505	3,056	—	—	505	3,056	3,561	(5)	2018	(1)
3645 Southside Industrial Pky	Atlanta, GA	—	418	4,462	—	—	418	4,462	4,880	(7)	2018	(1)
5238 Royal Woods Pky	Tucker, GA	—	1,199	3,713	—	—	1,199	3,713	4,912	(7)	2018	(1)
5242 Royal Woods Pky	Tucker, GA	—	762	3,039	—	—	762	3,039	3,801	(5)	2018	(1)
5243 Royal Woods Pky	Tucker, GA	—	1,167	4,070	—	—	1,167	4,070	5,237	(7)	2018	(1)
3655 Southside Industrial Pky	Atlanta, GA	—	634	6,064	—	—	634	6,064	6,698	(10)	2018	(1)
Total Industrial Properties		$2,440,009	$727,320	$3,005,935	$—	$22,663	$727,320	$3,028,598	$3,755,918	$(75,992)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Hotel properties:
Hyatt Place UC Davis	Davis, CA	$20,500	$526	$24,778	$14	$750	$540	$25,528	$26,068	$(3,822)	2017	(1)
Hyatt Place San Jose Downtown	San Jose, CA	42,600	18,372	43,476	19	1,435	18,391	44,911	63,302	(3,712)	2017	(1)
Florida Select-Service 4-Pack:
Hampton Inn & Suites Oldsmar	Oldsmar, FL	10,300	2,088	13,234	17	122	2,105	13,356	15,461	(1,179)	2017	(1)
Hilton Garden Inn Oldsmar	Oldsmar, FL	10,000	1,069	8,724	—	278	1,069	9,002	10,071	(776)	2017	(1)
Hilton Garden Inn Tampa North	Temple Terrace, FL	6,800	2,706	12,351	87	473	2,793	12,824	15,617	(1,718)	2017	(1)
Hyatt Place Lake Mary	Lake Mary, FL	10,000	1,941	10,979	3	45	1,944	11,024	12,968	(1,084)	2017	(1)
Hyatt House Downtown Atlanta	Atlanta, GA	21,200	5,714	26,296	—	200	5,714	26,496	32,210	(2,142)	2017	(1)
Boston/Worcester Select-Service 3-Pack:
Courtyard Worcester	Worcester, MA	14,200	1,646	20,149	—	82	1,646	20,231	21,877	(1,673)	2017	(1)
Hampton Inn & Suites Worcester	Worcester, MA	10,900	738	14,663	—	3	738	14,666	15,404	(867)	2017	(1)
Towne Place Suites Logan Airport	Chelsea, MA	24,700	1,825	37,505	—	—	1,825	37,505	39,330	(2,002)	2017	(1)
Henderson Select-Service 2-Pack
SpringHill Suites Henderson	Henderson, NV	11,000	1,764	15,779	—	10	1,764	15,789	17,553	(583)	2018	(1)
Towneplace Suites Henderson	Henderson, NV	10,400	1,576	14,188	—	4	1,576	14,192	15,768	(508)	2018	(1)
Orlando Select-Service 2-Pack
SpringHill Suites - Orlando-Millenia	Orlando, FL	—	2,836	19,097	—	—	2,836	19,097	21,933	(817)	2018	(1)
Residence Inn - Orlando-Millenia	Orlando, FL	—	2,786	18,706	—	—	2,786	18,706	21,492	(770)	2018	(1)
Corporex Select Service Portfolio
Aloft Hotel Phoenix Airport	Phoenix, AZ	12,400	3,265	14,456	—	—	3,265	14,456	17,721	(481)	2018	(1)
Fairfield Inn & Suites Tampa	Tampa, FL	8,300	1,746	11,796	—	3	1,746	11,799	13,545	(282)	2018	(1)
Hampton Inn & Suites Rohnert Park	Rohnert Park, CA	16,300	2,538	26,306	—	—	2,538	26,306	28,844	(532)	2018	(1)
Hilton Garden Inn Reno	Reno, NV	17,300	2,462	31,127	—	37	2,462	31,164	33,626	(641)	2018	(1)
Hyatt Place Salt Lake City	Salt Lake City, UT	10,100	983	16,534	—	—	983	16,534	17,517	(283)	2018	(1)
JW Marriott San Antonio Hill Country Resort	San Antonio, TX	405,000	84,218	474,529	100	3,085	84,318	477,614	561,932	(9,075)	2018	(1)
Hampton Inn & Suites Federal Way	Federal Way, WA	—	2,894	30,395	—	—	2,894	30,395	33,289	(281)	2018	(1)
Staybridge Suites Reno	Reno, NV	—	1,705	14,754	—	—	1,705	14,754	16,459	(141)	2018	(1)
Salt Lake City Select Service 3 Pack
Courtyard Salt Lake City Downtown	Salt Lake City, UT	33,603	5,502	43,266	—	—	5,502	43,266	48,768	(154)	2018	(1)
Fairfield Inn & Suites Salt Lake City Downtown	Salt Lake City, UT	12,563	6,146	10,321	—	—	6,146	10,321	16,467	(55)	2018	(1)
Hyatt House Salt Lake City Downtown	Salt Lake City, UT	20,709	4,891	27,209	—	—	4,891	27,209	32,100	(141)	2018	(1)
Total Hotel Properties		$728,875	$161,937	$980,618	$240	$6,527	$162,177	$987,145	$1,149,322	$(33,719)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives(1)
Retail properties:
Bakers Centre	Philadelphia, PA	$32,000	$19,335	$31,833	$—	$1,406	$19,335	$33,239	$52,574	$(2,316)	2017	(1)
Plaza Del Sol Retail	Burbank, CA	27,390	24,100	18,318	—	145	24,100	18,463	42,563	(1,315)	2017	(1)
Vista Center	Miami, FL	20,250	17,085	14,996	19	—	17,104	14,996	32,100	(285)	2018	(1)
Total Retail Properties		$79,640	$60,520	$65,147	$19	$1,551	$60,539	$66,698	$127,237	$(3,916)

Portfolio Total		$6,885,142	$1,955,967	$8,303,335	$6,010	$86,529	$1,961,977	$8,389,864	$10,351,841	$(257,011)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2018, the aggregate cost basis for tax purposes was $10.8 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $182.4 million. Accumulated Depreciation does not include $17.6 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2018 ($ in thousands):

	December 31, 2018	December 31, 2017
Real Estate:
Balance at the beginning of year	$3,389,601	$—
Additions during the year:
Land and land improvements	1,387,724	574,253
Building and building improvements	5,574,516	2,815,348
Balance at the end of the year	$10,351,841	$3,389,601

Accumulated Depreciation:
Balance at the beginning of year	$(44,184)	$—
Accumulated depreciation	(212,827)	(44,184)
Balance at the end of the year	$(257,011)	$(44,184)