Form 10-Q
period 2019-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2019-05-15
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019, the issuer had the following shares outstanding: 356,946,820 shares of Class S common stock, 30,378,974 shares of Class T common stock, 46,242,127 shares of Class D common stock, and 151,588,240 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments in real estate, net	$11,322,056	$10,259,687
Investments in real estate-related securities and loans	2,386,131	2,259,913
Cash and cash equivalents	152,756	68,089
Restricted cash	488,100	238,524
Other assets	386,749	410,945
Total assets	$14,735,792	$13,237,158

Liabilities and Equity
Mortgage notes, term loans, and revolving credit facilities, net	$7,195,847	$6,833,269
Repurchase agreements	1,781,149	1,713,723
Due to affiliates	317,970	301,581
Accounts payable, accrued expenses, and other liabilities	817,987	464,398
Total liabilities	10,112,953	9,312,971

Commitments and contingencies	—	—
Redeemable non-controlling interest	31,135	9,233

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 318,995,204 and 276,989,019 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,190	2,770
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 26,702,162 and 23,313,429 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	267	233
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 38,119,939 and 30,375,353 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	381	304
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 132,218,607 and 108,261,331 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,322	1,083
Additional paid-in capital	5,115,490	4,327,444
Accumulated deficit and cumulative distributions	(703,936)	(587,548)
Total stockholders' equity	4,416,714	3,744,286
Non-controlling interests attributable to third party joint ventures	77,173	75,592
Non-controlling interests attributable to BREIT OP unitholders	97,817	95,076
Total equity	4,591,704	3,914,954
Total liabilities and equity	$14,735,792	$13,237,158

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue	$212,197	$87,561
Hotel revenue	75,266	17,821
Other revenue	9,628	4,302
Total revenues	297,091	109,684
Expenses
Rental property operating	87,811	38,618
Hotel operating	51,320	11,614
General and administrative	3,181	2,045
Management fee	17,177	6,969
Performance participation allocation	20,163	7,873
Depreciation and amortization	139,479	74,124
Total expenses	319,131	141,243
Other income (expense)
Income from real estate-related securities and loans	61,683	13,235
Interest income	194	77
Interest expense	(91,587)	(31,391)
Other income (expense)	1,654	—
Total other income (expense)	(28,056)	(18,079)
Net loss	$(50,096)	$(49,638)
Net loss attributable to non-controlling interests in third party joint ventures	$2,036	$1,716
Net loss attributable to non-controlling interests in BREIT OP	1,214	374
Net loss attributable to BREIT stockholders	$(46,846)	$(47,548)
Net loss per share of common stock — basic and diluted	$(0.10)	$(0.23)
Weighted-average shares of common stock outstanding, basic and diluted	488,760,077	206,104,310

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non- controlling	Non- controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639
Common stock issued	325	42	28	163	593,143	—	593,701	—	—	593,701
Offering costs	—	—	—	—	(37,361)	—	(37,361)	—	—	(37,361)
Distribution reinvestment	11	—	—	4	16,482	—	16,497	—	—	16,497
Common stock repurchased	(1)	—	—	(1)	(2,294)	—	(2,296)	—	—	(2,296)
Amortization of restricted stock grant	—	—	—	—	25	—	25	—	—	25
Net loss ($347 allocated to redeemable non-controlling interest)	—	—	—	—	—	(47,548)	(47,548)	(1,716)	—	(49,264)
Distributions declared on common stock ($0.1552 per share)	—	—	—	—	—	(28,384)	(28,384)	—	—	(28,384)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,940	—	6,940
Distributions to non-controlling interests	—	—	—	—	—	—	—	(581)	—	(581)
Allocation to redeemable non-controlling interest	—	—	—	—	(883)	—	(883)	—	—	(883)
Balance at March 31, 2018	$1,636	$98	$68	$473	$2,185,832	$(208,565)	$1,979,542	$28,491	$—	$2,008,033

Balance at December 31, 2018	$2,770	$233	$304	$1,083	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	414	38	75	245	843,347	—	844,119	—	—	844,119
Offering costs	—	—	—	—	(50,847)	—	(50,847)	—	—	(50,847)
Distribution reinvestment	24	2	2	11	41,995	—	42,034	—	—	42,034
Common stock repurchased	(18)	(6)	—	(18)	(45,468)	—	(45,510)	—	—	(45,510)
Amortization of compensation awards	—	—	—	1	99	—	100	—	500	600
Net loss ($277 allocated to redeemable non-controlling interest)	—	—	—	—	—	(46,846)	(46,846)	(2,036)	(937)	(49,819)
Distributions declared on common stock ($0.1582 per share)	—	—	—	—	—	(69,542)	(69,542)	—	—	(69,542)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,894	4,714	9,608
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,277)	(1,536)	(2,813)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,080)	—	(1,080)	—	—	(1,080)
Balance at March 31, 2019	$3,190	$267	$381	$1,322	$5,115,490	$(703,936)	$4,416,714	$77,173	$97,817	$4,591,704

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(50,096)	$(49,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	17,177	6,969
Performance participation allocation	20,163	7,873
Depreciation and amortization	139,479	74,124
Unrealized gain on changes in fair value of financial instruments	(30,003)	(1,789)
Other items	1,477	813
Change in assets and liabilities:
(Increase) / decrease in other assets	(26,092)	(14,876)
Increase / (decrease) in due to affiliates	(981)	(455)
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	1,912	18,469
Net cash provided by operating activities	73,036	41,490
Cash flows from investing activities:
Acquisitions of real estate	(735,508)	(2,030,126)
Capital improvements to real estate	(32,672)	(6,086)
Purchase of real estate-related securities and loans	(124,258)	(259,553)
Proceeds from settlement of real estate-related securities and loans	28,948	115,619
Net cash used in investing activities	(863,490)	(2,180,146)
Cash flows from financing activities:
Proceeds from issuance of common stock	649,725	479,821
Offering costs paid	(14,134)	(7,979)
Subscriptions received in advance	423,943	150,213
Repurchase of common stock	(38,427)	(1,260)
Redemption of redeemable non-controlling interest	(4,314)	—
Borrowings from mortgage notes, term loans, and revolving credit facilities	896,861	1,821,620
Repayments from mortgage notes, term loans, and revolving credit facilities	(823,483)	(336,100)
Borrowings under repurchase agreements	82,045	216,987
Settlement of repurchase agreements	(14,619)	(89,557)
Borrowings from affiliate line of credit	—	206,500
Repayments on affiliate line of credit	—	(211,750)
Payment of deferred financing costs	(8,343)	(11,180)
Contributions from non-controlling interests	2,374	6,940
Distributions to non-controlling interests	(3,158)	(581)
Distributions	(23,773)	(9,079)
Net cash provided by financing activities	1,124,697	2,214,595
Net change in cash and cash equivalents and restricted cash	334,243	75,939
Cash and cash equivalents and restricted cash, beginning of period	306,613	157,729
Cash and cash equivalents and restricted cash, end of period	$640,856	$233,668
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$152,756	$51,034
Restricted cash	488,100	182,634
Total cash and cash equivalents and restricted cash	$640,856	$233,668
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$291,618	$67,140
Assumption of other liabilities in conjunction with acquisitions of real estate	$4,527	$33,456
Recognition of financing lease liability	$56,008	$—
Contributions from non-controlling interests	$2,520	$—
Accrued capital expenditures and acquisition related costs	$4,362	$1,870
Accrued distributions	$3,839	$2,808
Accrued stockholder servicing fee due to affiliate	$36,936	$28,868
Accrued offering costs due to affiliate	$—	$508
Redeemable non-controlling interest issued as settlement of performance participation allocation	$37,484	$16,974
Exchange of redeemable non-controlling interest for Class I shares	$11,620	$1,036
Allocation to redeemable non-controlling interest	$1,080	$883
Distribution reinvestment	$42,034	$16,497
Accrued common stock repurchases	$5,046	$1,036
Accrued common stock repurchases due to affiliate	$2,037	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$4,714	$—

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate-related securities and loans. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group L.P. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), an affiliate of Blackstone.

The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Offering”). The Company accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019 and ceased offering shares of common stock under the Initial Offering on January 1, 2019. The Company has registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of March 31, 2019, the Company had received net proceeds of $5.5 billion from selling shares in the Offering. The Company intends to continue selling shares on a monthly basis.

As of March 31, 2019, the Company owned 491 properties and had 118 positions in real estate-related securities and loans. The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities and Loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Financial results by segment are reported in Note 13 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to aggregate certain financial statement line items in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows. Such reclassifications had no effect on total revenues or net loss on the condensed consolidated statements of operations or previously reported totals or subtotals in the condensed consolidated statements of cash flows.

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

The Company consolidates partially owned entities in which it has a controlling financial interest. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. BREIT OP and each of the Company’s joint ventures are considered to be a VIE. The Company consolidates these entities because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

As of March 31, 2019, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $3.6 billion and $2.5 billion, respectively, compared to $2.8 billion and $1.9 billion as of December 31, 2018. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Fair Value Option

The Company elected the fair value option (“FVO”) for its investments in term loans. Unrealized gains and losses on the value of financial instruments for which the FVO has been elected are recorded as a component of net income or loss. The Company records any unrealized gains or losses on its investments in term loans as a component of Income from Real Estate-Related Securities and Loans on the Condensed Consolidated Statements of Operations.

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

As of March 31, 2019 and December 31, 2018, the Company’s $2.4 billion and $2.3 billion, respectively, of investments in Real Estate-Related Securities and Loans were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities and loans are reported at fair value. As of March 31, 2019, the Company’s investments in real estate-related securities and loans consisted of commercial mortgage-backed securities (“CMBS”), which are mortgage-related fixed income securities, corporate bonds, and term loans of real estate-related companies. The Company generally determines the fair value of its real estate-related securities and loans by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities and loans generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

As of March 31, 2019, the fair value of the Company’s mortgage notes, term loans, revolving credit facilities, repurchase agreements, and affiliate line of credit was approximately $17.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Stock-Based Compensation

The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards in net income on a straight-line basis over the applicable vesting period of the award, based on the value of the awards at grant. Refer to Note 10 for additional information.

Recent Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases,” and all related amendments (codified in Accounting Standards Codification Topic 842 (“Topic 842”)). Certain of the Company’s investments in real estate are subject to ground leases, for which lease liabilities and corresponding right-of-use (“ROU”) assets were recognized as a result of adoption. The Company calculated the amount of the lease liabilities and ROU assets by taking the present value of the remaining lease payments, and adjusted the ROU assets for any existing straight-line ground rent liabilities and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the corresponding ground leases was used as the discount rate, which was determined to be approximately 7.0%. Considerable judgment and assumptions were required to estimate the Company’s incremental borrowing rate which was determined by considering the Company’s credit quality, ground lease duration, and debt yields observed in the market.

Three of the Company’s existing ground leases were classified as operating leases and upon adoption the Company recognized operating lease liabilities and corresponding ROU assets of $31.3 million. The Company’s existing below-market ground lease intangible asset of $4.5 million, above-market ground lease intangible liability of $4.6 million, and straight-line ground rent liability of $1.2 million were reclassified as of January 1, 2019 to be presented net of the operating ROU assets. In addition, the Company’s existing prepaid ground lease intangible asset of $15.7 million was reclassified as of January 1, 2019 to be presented along with the operating ROU assets.

On March 29, 2019, the Company made an acquisition which was subject to ground leases. The present value of the future lease payments under such leases exceeded the fair value of the underlying asset, as such the Company recorded financing lease liabilities and corresponding ROU assets of $56.0 million. The Company’s existing financing ROU asset of $6.1 million is presented along with the acquired financing ROU assets for total ROU assets of $62.1 million as of March 31, 2019. The Company’s financing lease liabilities include the Company’s existing financing lease liability in the amount of $4.3 million.

The lease liabilities are included as a component of Accounts Payable, Accrued Expenses, and Other Liabilities and the related ROU assets are recorded as a component of Investments in Real Estate, Net on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 3 and Note 8 for additional information.

In transition, the Company elected the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company elected to not use hindsight and carried forward its lease term assumptions when adopting Topic 842 and did not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company applied ASU 2016-02 as of the effective date of January 1, 2019 and there was no impact to retained earnings as a result of the Company’s adoption.

The adoption of ASU 2016-02 for leases in which the Company is lessor did not have a material impact on the Company’s condensed consolidated financial statements. The Company elected to not separate non-lease components from lease components and presented lease related revenues as a single line item, net of bad debt expense on the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of ASU 2016-02 the Company separated lease related revenue between “rental revenue” and “tenant reimbursement income” and bad debt expense as a component of “rental property operating” expense. As a result of adoption, the Company reclassified the prior period balances of “tenant reimbursement income” to “rental revenue” to conform to the current period presentation. The Company did not reclassify the prior period balance of bad debt expense on its condensed consolidated statement of operations. The prior period operating lease income presented in “rental revenue” includes $9.0 million previously classified as “tenant reimbursement income” which was determined under the standard in effect prior to the Company’s adoption of ASU 2016-02. Refer to Note 3 for additional information.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Building and building improvements	$9,285,485	$8,389,864
Land and land improvements	2,090,200	1,961,977
Furniture, fixtures and equipment	204,182	182,418
Right of use asset - operating leases	45,678	—
Right of use asset - financing leases	62,130	—
Total	11,687,675	10,534,259
Accumulated depreciation	(365,619)	(274,572)
Investments in real estate, net	$11,322,056	$10,259,687

During the three months ended March 31, 2019, the Company acquired interests in 4 real estate investments, which were comprised of one industrial, 15 multifamily and one hotel property.

The following table provides further details of the properties acquired during the three months ended March 31, 2019 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Segment	Acquisition Date	Purchase Price(2)
4500 Westport Drive	100%	1	Harrisburg, PA	Industrial	Jan. 2019	$11,975
Roman Multifamily Portfolio	100%	14	Various(3)	Multifamily	Feb. 2019	857,540
Gilbert Heritage Apartments	90%	1	Phoenix, AZ	Multifamily	Feb. 2019	60,984
Courtyard Kona	100%	1	Kailua-Kona, HI	Hotel	Mar. 2019	105,587
		17				$1,036,086

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition related costs.
(3)

The Roman Multifamily Portfolio is primarily concentrated in Riverside, CA (18% of units), Denver, CO (13%), Tampa, FL (10%), Orlando, FL (9%), Charlotte, NC (9%), Portland, OR (8%), and Dallas, TX (8%).

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2019 ($ in thousands):

	Roman Multifamily Portfolio	All Other	Total
Building and building improvements	$714,941	$151,401	$866,342
Land and land improvements	110,206	17,526	127,732
Furniture, fixtures and equipment	8,538	7,364	15,902
In-place lease intangibles	23,855	2,623	26,478
Above-market lease intangibles	—	10	10
Below-market lease intangibles	—	(378)	(378)
Total purchase price	857,540	178,546	1,036,086
Assumed mortgage notes(1)	237,981	53,637	291,618
Net purchase price	$619,559	$124,909	$744,468

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the three months ended March 31, 2019 were one, two, and five years, respectively.

Leases - Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2019, the Company had four ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain renewal options. The following table presents the future lease payments due under the Company’s ground leases ($ in thousands):

	Operating Leases	Financing Leases
2019 (remaining)	$1,059	$2,189
2020	1,445	2,991
2021	1,481	3,081
2022	1,518	3,174
2023	1,556	3,269
2024	1,596	3,367
Thereafter	457,749	330,546
Total undiscounted future lease payments	466,404	348,617
Difference between undiscounted cash flows and discounted cash flows	434,921	288,309
Total right of use lease liability	$31,483	$60,308

The Company utilized its incremental borrowing rate of approximately 7% to determine its lease liabilities. As of March 31, 2019, the weighted average remaining lease term of the Company’s operating leases and financing leases was 78 years and 77 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue. The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed ground rent expense	$359	$68
Variable ground rent expense	18	6
Total cash portion of ground rent expense	377	74
Non-cash ground rent expense	1,092	51
Total operating lease costs	$1,469	$125

Lease costs related to the Company’s financing leases were $15,000 for the three months ended March 31, 2019, and the Company did not incur any lease costs during the corresponding period of the prior year. Additionally, lease costs recognized during the prior period are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

Leases – Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, and retail properties. Leases at the Company’s industrial and retail properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Leases at the Company’s industrial and retail properties are generally longer term and may contain extension and termination options at the lessee’s election. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allow for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed lease payments	$188,855	$78,513
Variable lease payments	23,342	9,048
Rental revenue	$212,197	$87,561

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$368,599	$354,261
Above-market lease intangibles	21,621	21,626
Prepaid ground lease intangibles	—	16,114
Below-market ground lease intangibles	—	5,415
Other	5,676	5,676
Total intangible assets	395,896	403,092
Accumulated amortization:
In-place lease amortization	(140,752)	(104,745)
Above-market lease amortization	(6,265)	(4,903)
Prepaid ground lease amortization	—	(378)
Below-market ground lease amortization	—	(162)
Other	(289)	(246)
Total accumulated amortization	(147,306)	(110,434)
Intangible assets, net	$248,590	$292,658
Intangible liabilities:
Below-market lease intangibles	$62,338	$62,199
Above-market ground lease intangibles	—	4,657
Total intangible liabilities	62,338	66,856
Accumulated amortization:
Below-market lease amortization	(14,074)	(11,132)
Above-market ground lease amortization	—	(15)
Total accumulated amortization	(14,074)	(11,147)
Intangible liabilities, net	$48,264	$55,709

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2019 is as follows ($ in thousands)

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2019 (remaining)	$71,595	$3,502	$(9,267)
2020	49,829	3,957	(10,254)
2021	37,330	3,406	(7,907)
2022	25,628	2,334	(5,958)
2023	15,464	1,017	(4,414)
2024	8,674	489	(2,680)
Thereafter	19,327	651	(7,784)
	$227,847	$15,356	$(48,264)

5. Investments in Real Estate-Related Securities and Loans

The following tables detail the Company’s investments in real estate-related securities and loans ($ in thousands):

			March 31, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
40	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.81%	8/7/2024	$978,540	$976,867	$977,019
24	BBB	Hospitality, Industrial, Multifamily, Office	L+2.23%	6/26/2024	556,025	555,630	554,861
22	B	Hospitality, Multifamily, Office	L+3.55%	8/17/2024	496,019	494,747	494,646
3	A	Hospitality, Industrial, Retail	L+1.82%	1/3/2023	78,320	78,337	78,231
8	Other	Multifamily	L+2.44%	8/12/2025	41,574	41,326	41,369
CMBS - Fixed:
5	BBB	Multifamily	4.2%	7/16/2027	28,213	26,256	27,668
1	BB	Hospitality	4.4%	9/22/2022	24,613	24,049	24,850
1	B	Multifamily	5.2%	8/26/2022	6,704	6,687	6,767
3	Other	Multifamily	4.3%	10/17/2027	16,998	15,762	16,354
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	4/19/2026	1,801,735	9,886	9,887
1	BBB	Multifamily	0.1%	1/5/2028	225,802	1,417	1,418
1	A	Multifamily	0.1%	5/2/2025	194,399	1,004	1,004
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	12/1/2026	166,793	82,572	87,600
Corporate Bonds:
2	BB	Hospitality, Diversified	6.5%	7/7/2026	57,329	57,300	59,715
Term Loans:
2	B	Hospitality	L+3.90%	10/2/2024	3,809	3,715	3,702
1	BB	Hospitality	L+2.25%	8/29/2025	1,046	1,044	1,040
118						$2,376,599	$2,386,131

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102						$2,281,416	$2,259,913

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of March 31, 2019 and December 31, 2018, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of March 31, 2019 and December 31, 2018, one-month LIBOR was equal to 2.5%.

(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS, the underlying collateral.
(5)	Represents notional amount for interest only positions.

The Company’s investments in real estate-related securities and loans included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Fair Value		Interest Income
	March 31,	December 31,	Three Months Ended March 31,
	2019	2018	2019	2018
CMBS collateralized by properties	$901,274	$919,392	$12,426	$7,024
CMBS collateralized by a loan	165,818	163,404	2,097	686
Total	$1,067,092	$1,082,796	$14,523	$7,710

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The terms and conditions of such affiliated CMBS held as of March 31, 2019 are consistent with the terms described in such Note.

The Company’s investments in real estate-related securities and loans also included $66.5 million of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $1.3 million of interest income related to such CMBS during the three months ended March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company recorded an unrealized gain of $31.0 million and $1.8 million, respectively, as a component of Income from Real Estate-Related Securities and Loans on the Company’s Condensed Consolidated Statements of Operations.

The Company did not sell any real estate-related securities or loans during the three months ended March 31, 2019 and 2018.

6. Mortgage Notes, Term Loans, and Revolving Credit Facilities

On February 21, 2019, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. The maximum facility size has been included in the variable rate revolving credit facilities in the table below. There was no outstanding balance on the line of credit as of March 31, 2019.

The following table is a summary of the mortgage notes, term loans, and revolving credit facilities ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2019	December 31, 2018
Fixed rate
Fixed rate mortgages	4.06%	11/4/2025	N/A	$5,255,269	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	200,000
Total fixed rate loans	4.13%	10/27/2025		5,455,269	4,982,326
Variable rate
Floating rate mortgages	L+1.71%	5/13/2026	N/A	678,694	675,116
Variable rate term loans	L+1.69%	12/27/2022	N/A	603,500	603,500
Variable rate revolving credit facilities	L+1.74%	9/5/2022	$903,500	512,675	624,200
Total variable rate loans	L+1.71%	3/5/2024		1,794,869	1,902,816
Total loans secured by the Company's properties	4.15%	5/31/2025		7,250,138	6,885,142
Deferred financing costs, net				(55,491)	(53,546)
Premium on assumed debt, net				1,200	1,673
Total loans secured by the Company's properties, net(4)				7,195,847	6,833,269
Unsecured variable rate revolving credit facilities	L+2.40%	4/10/2021	600,000	—	—
Mortgage notes, term loans, and revolving credit facilities, net				$7,195,847	$6,833,269

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2019, one-month LIBOR was equal to 2.5%.

(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	Includes $250 million affiliate line of credit.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and revolving credit facilities as of March 31, 2019 ($ in thousands):

Year	Amount
2019 (remaining)	$17,624
2020	98,122
2021	252,193
2022	718,650
2023	539,413
2024	1,027,524
Thereafter	4,596,612
Total	$7,250,138

7. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), HSBC Bank USA, National Association (the “HSBC MRA”), and Barclays Bank PLC (the “Barclays MRA”) to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate-related securities. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays MRA contains specific spread and advance rate provisions based on the rating of the underlying CMBS. The Company is in compliance with all financial covenants of the Barclays MRA.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	March 31, 2019
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS(3)	$1,000,900	$750,000	None
RBC MRA	8/12/2019	CMBS	914,020	734,083	None
MS MRA	4/15/2019	CMBS	174,220	146,558	None
MUFG MRA	4/30/2020	CMBS	104,868	81,173	None
Citi MRA	4/13/2019	CMBS	82,826	69,335	None
			$2,276,834	$1,781,149

	December 31, 2018
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS(3)	$989,059	$750,000	None
RBC MRA	6/18/2019	CMBS	794,917	650,018	None
Citi MRA	1/13/2019	CMBS	193,372	154,736	None
MS MRA	1/15/2019	CMBS	173,050	146,569	None
MUFG MRA	4/30/2020	CMBS	15,266	12,400	None
			$2,165,664	$1,713,723

(1)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in April 2019 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate-related securities that serve as collateral.
(3)	As of March 31, 2019 and December 31, 2018, the security interests pledged under the Barclays MRA include one corporate bond.

The weighted average interest rate of the Company’s repurchase agreements was 3.85% (L+1.35%) as of March 31, 2019. The term “L” refers to the one-month, three-month or 12-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).

8. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2019	December 31, 2018
Real estate intangibles, net	$248,590	$292,658
Receivables	59,869	45,799
Prepaid expenses	17,965	10,746
Straight-line rent receivable	13,562	10,337
Pre-acquisition costs	9,925	15,361
Deferred leasing costs, net	9,208	7,621
Deferred financing costs, net	8,910	5,822
Other	18,720	22,601
Total	$386,749	$410,945

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	March 31, 2019	December 31, 2018
Subscriptions received in advance	$423,943	$166,542
Accounts payable and accrued expenses	66,559	53,247
Right of use lease liability - financing leases	60,308	4,300
Real estate taxes payable	48,538	56,555
Intangible liabilities, net	48,264	55,709
Right of use lease liability - operating leases	31,483	—
Prepaid rental income	26,897	29,112
Distribution payable	25,199	21,360
Accrued interest expense	25,112	24,432
Tenant security deposits	24,920	23,493
Other	36,764	29,648
Total	$817,987	$464,398

9. Equity and Redeemable Non-controlling Interest

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2019
	Class S	Class T	Class D	Class I	Total
December 31, 2018	276,989	23,313	30,375	108,261	438,938
Common stock issued	41,453	3,787	7,547	24,640	77,427
Distribution reinvestment	2,386	176	244	1,069	3,875
Common stock repurchased	(1,833)	(574)	(46)	(1,751)	(4,204)
March 31, 2019	318,995	26,702	38,120	132,219	516,036

Share Repurchase Plan

For the three months ended March 31, 2019, the Company repurchased 4,204,958 shares of common stock representing a total of $45.5 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2019.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2019:

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.1582	$0.1582	$0.1582	$0.1582
Stockholder servicing fee per share of common stock	(0.0229)	(0.0226)	(0.0067)	—
Net distributions declared per share of common stock	$0.1353	$0.1356	$0.1515	$0.1582

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in BREIT OP. See Note 10 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for their share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2019, the Company recorded an allocation adjustment of $1.1 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

The following table summarizes the redeemable non-controlling interest activity for the three months ended March 31, 2019 ($ in thousands):

December 31, 2018	$9,233
Settlement of 2018 performance participation allocation	37,484
Conversion to Class I shares	(11,620)
Repurchases	(4,314)
GAAP income allocation	(277)
Distributions	(451)
Fair value allocation	1,080
March 31, 2019	$31,135

10. Related Party Transactions

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three months ended March 31, 2019 and 2018, the Company incurred management fees of $17.2 million and $7.0 million, respectively.

The Company issued 1,021,790 unregistered Class I shares to the Adviser as payment for the management fee and also had a payable of $6.1 million related to the management fee as of March 31, 2019, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During April 2019, the Adviser was issued 555,647 unregistered Class I shares as payment for the $6.1 million management fee accrued as of March 31, 2019. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2019, the Adviser submitted 1,425,427 Class I shares for repurchase resulting in a total repurchase of $15.5 million.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three months ended March 31, 2019, the Company recognized $20.2 million of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the

performance hurdle was achieved as of March 31, 2019. During the three months ended March 31, 2018, the Company recognized $7.9 million of Performance Participation Allocation expense as the performance hurdle was achieved as of March 31, 2018.

In January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018.  Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2019	December 31, 2018
Accrued stockholder servicing fee(1)	$275,432	$238,496
Performance participation allocation	20,163	37,484
Advanced organization and offering costs	7,670	8,181
Accrued management fee	6,069	5,124
Accrued affiliate service provider expenses	2,187	3,115
Accrued affiliate incentive compensation awards	—	4,714
Other	6,449	4,467
Total	$317,970	$301,581

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

Accrued affiliate service provider expenses and incentive compensation awards

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The following table details the amounts incurred for such providers during the three months ended March 31, 2019 and 2018 ($ in thousands). Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets.

	Affiliate Service Provider Expenses		Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
LivCor, L.L.C.	$4,028	$1,143	$141	$—	$358	$—
Gateway Industrial Properties L.L.C.(1)	2,095	405	236	—	27	179
ShopCore Properties TRS Management LLC	402	240	5	—	15	—
BRE Hotels and Resorts LLC	654	147	118	—	—	—
Revantage Corporate Services, L.L.C.	259	—	—	—	—	—
Total	$7,438	$1,935	$500	$—	$400	$179

(1)

In March 2019, the Company engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by a Blackstone-advised fund, to provide property management, expense management, construction management, corporate support (including leasing, accounting, legal, and tax), capital expenditure project management and transaction support services. As of March 31, 2019, the Company had not paid or accrued any fees due to Link. Gateway Industrial Properties L.L.C. is winding down and will no longer be providing services to the Company in the near future. For further detail on other affiliate relationships, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company. The value of the award at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of March 31, 2019, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $7.5 million and is expected to be recognized over a period of 3.8 years from March 31, 2019. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams.

The 2018 portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and, in January 2019, the Company issued approximately 0.4 million of fully vested Class I units in BREIT OP to certain employees of such companies.

Affiliate Title Service Provider

During the three months ended March 31, 2019, the Company paid Lexington National Land Services $0.1 million for title services related to two investments and such costs were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheet. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Other

As of March 31, 2019 and December 31, 2018, the Adviser had advanced $1.0 million and $1.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Additionally, as of March 31, 2019, the Company had $5.4 million of accrued repurchases due to the Adviser compared to $3.4 million as of December 31, 2018.

11. Commitments and Contingencies

As of March 31, 2019 and December 31, 2018, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2018, prior to the adoption of ASU 2016-02 ($ in thousands):

Year	Future Commitments
2019	$1,470
2020	1,508
2021	1,547
2022	1,586
2023	1,622
Thereafter	460,055
Total	$467,788

12. Five Year Minimum Rental Payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2019 (remaining)	$180,925
2020	221,858
2021	191,997
2022	150,483
2023	109,448
2024	70,788
Thereafter	221,991
Total	$1,147,490

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties as of December 31, 2018, prior to the adoption of ASU 2016-02 ($ in thousands):

Year	Future Minimum Rents
2019	$238,043
2020	215,327
2021	185,419
2022	144,186
2023	102,609
Thereafter	285,981
Total	$1,171,565

13. Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Hotel properties, Retail properties, and real estate-related securities and loans. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is a key performance metric that captures the operating performance of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2019	December 31, 2018
Multifamily	$6,288,497	$5,396,457
Industrial	3,956,750	3,966,796
Hotel	1,446,887	1,268,992
Retail	135,711	136,273
Real estate-related securities and loans	2,395,217	2,281,033
Other (Corporate)	512,730	187,607
Total assets	$14,735,792	$13,237,158

The following table sets forth the financial results by segment for the three months ended March 31, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$127,898	$81,301	$—	$2,998	$—	$212,197
Hotel revenue	—	—	75,266	—	—	75,266
Other revenue	7,611	217	1,727	73	—	9,628
Total revenues	135,509	81,518	76,993	3,071	—	297,091
Expenses:
Rental property operating	61,824	24,861	—	1,126	—	87,811
Hotel operating	—	—	51,320	—	—	51,320
Total expenses	61,824	24,861	51,320	1,126	—	139,131
Income from real estate-related securities and loans	—	—	—	—	61,683	61,683
Segment net operating income	$73,685	$56,657	$25,673	$1,945	$61,683	$219,643
Depreciation and amortization	$78,534	$45,022	$14,426	$1,497	$—	$139,479
Other income (expense):
General and administrative						(3,181)
Management fee						(17,177)
Performance participation allocation						(20,163)
Interest income						194
Interest expense						(91,587)
Other income (expense)						1,654
Net loss						$(50,096)
Net loss attributable to non-controlling interests in third party joint ventures						$2,036
Net loss attributable to non-controlling interests in BREIT OP						1,214
Net loss attributable to BREIT stockholders						$(46,846)

The following table sets forth the financial results by segment for the three months ended March 31, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$60,743	$24,601	$—	$2,217	$—	$87,561
Hotel revenue	—	—	17,821	—	—	17,821
Other revenue	4,237	38	8	19	—	4,302
Total revenues	64,980	24,639	17,829	2,236	—	109,684
Expenses:
Rental property operating	30,620	7,185	—	813	—	38,618
Hotel operating	—	—	11,614	—	—	11,614
Total expenses	30,620	7,185	11,614	813	—	50,232
Income from real estate-related securities and loans	—	—	—	—	13,235	13,235
Segment net operating income	$34,360	$17,454	$6,215	$1,423	$13,235	$72,687
Depreciation and amortization	$55,873	$13,998	$3,210	$1,043	$—	$74,124
Other income (expense):
General and administrative						(2,045)
Management fee						(6,969)
Performance participation allocation						(7,873)
Interest income						77
Interest expense						(31,391)
Other income (expense)						—
Net loss						$(49,638)
Net loss attributable to non-controlling interests in third party joint ventures						$1,716
Net loss attributable to non-controlling interests in BREIT OP						374
Net loss attributable to BREIT stockholders						$(47,548)

14. Subsequent Events

Acquisitions

Subsequent to March 31, 2019, the Company acquired an aggregate of $1.6 billion of real estate, exclusive of closing costs, across 13 separate transactions.

Subsequent to March 31, 2019, the Company acquired an aggregate of $552.8 million of real estate-related securities and loans.

Proceeds from the Issuance of Common Stock

As of May 15, 2019, the Company had received net proceeds of $6.8 billion from the issuance of its common stock.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Overview

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that acquires primarily stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities and loans. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group L.P. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. As of March 31, 2019, we operated our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and real estate-related securities and loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.

We qualify as a REIT under the Internal Revenue Code for U.S. federal income tax purposes and will generally not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the SEC an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Initial Offering”). We accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019 and ceased offering shares of common stock under the Initial Offering on January 1, 2019. We have registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of May 15, 2019, we had received net proceeds of $6.8 billion from the Offering and the sale of unregistered shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities and loans as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities and loans, other than those disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, our prospectus dated January 4, 2019 and filed with the SEC, as supplemented, and elsewhere in this quarterly report on Form 10-Q.

Q1 2019 Highlights

Operating Results:

•	Raised $853.1 million of net proceeds during the three months ended March 31, 2019.
•	Declared monthly net distributions totaling $69.5 million for the three months ended March 31, 2019.
•

Inception through March 31, 2019 annualized total return, without upfront selling commissions, was 9.3% for Class S, 9.5% for Class T, 10.5% for Class D, and 10.2% for Class I shares. Inception to date annualized total return assuming full upfront selling commissions of 7.5% for Class S, 7.3% for Class T, and 9.5% for Class D shares.

Investments:

•

Our 491 properties as of March 31, 2019 consisted of Multifamily (54% based on fair value), Industrial (34%), Hotel (11%), and Retail (1%) and our portfolio of real estate was concentrated in the following regions: South (40%), West (37%), East (15%), and Midwest (8%).

•

Investments in real estate-related securities and loans as of March 31, 2019 were diversified by credit rating — BB (45% based on fair value), BBB (24%), B (21%), Other (6%), A (3%), and AAA (1%) and collateral backing — Hospitality (58%), Office (27%), Multifamily (10%), Industrial (4%), and Retail (1%).

•

During the three months ended March 31, 2019, we acquired 15 multifamily, one industrial and one hotel property across four transactions with a total purchase price of $1.0 billion, inclusive of closing costs, consistent with our strategy of acquiring diversified, income producing, commercial real estate assets concentrated in high growth markets across the U.S.

•

During the three months ended March 31, 2019, we made 16 investments in real estate-related securities and loans with a total cost basis of $117.0 million consisting of commercial mortgage-backed securities (“CMBS”), corporate bonds and term loans of real estate-related companies and we held 118 positions as of March 31, 2019.

Financings:

•

Closed a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%.

•

During the three months ended March 31, 2019, we closed or assumed an aggregate $476.5 million in property-level financing and obtained an additional $67.4 million of financings secured by our investments in real estate-related securities and loans.

Portfolio

Summary of Portfolio

The following charts further describe our portfolio composition in real properties based on fair value as of March 31, 2019:

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities and loans based on fair value as of March 31, 2019:

The following map identifies the top 10 markets of our portfolio composition in real properties based on fair value as of March 31, 2019:

WA
3%
NV
7%
CO
3%
IL
6%
PA
3%
CA
10%
AZ
10%
TX
15%
GA
7%
FL
14%
Other
U.S. Markets
22%

Investments in Real Estate

As of March 31, 2019, we had acquired 491 properties with a total purchase price of $11.9 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel and Retail properties, located in growth markets across the U.S. The following table provides a summary of our portfolio as of March 31, 2019:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys(1)	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	136	43,211 units	94%	$13,165	$6,759,387	$135,509	46%

Industrial	326	50,827 sq. ft.	96%	$4.97	4,163,958	81,518	27%

Hotel	26	4,590 keys	80%	$163/$130	1,384,037	76,993	26%

Retail	3	494 sq. ft.	98%	$18.94	138,807	3,071	1%

Total	491				$12,446,189	$297,091	100%

(1)	Multifamily includes other types of rental housing such as manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)

The occupancy rate is as of March 31, 2019 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended March 31, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(3)

For multifamily properties, industrial properties, and retail properties, represents the annualized March 31, 2019 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the twelve months ended March 31, 2019. Hotels owned less than twelve months are excluded from the ADR and RevPAR calculations.

(4)	Based on fair value as of March 31, 2019.

Real Estate

The following table provides information regarding our portfolio of real properties as of March 31, 2019:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	95%
TA Multifamily Portfolio	6	Various(4)	Apr. 2017	100%	2,514 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	97%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	96%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	4	Various(5)	Sept. 2017	94%	932 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	20	Various(6)	Nov. 2017 & Jan. 2018	90%	4,584 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	93%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	93%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	94%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	92%
Wave Multifamily Portfolio	6	Various(7)	May 2018	100%	2,199 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	91%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,751 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	95%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various(8)	Feb. 2019	100%	3,743 units	94%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	94%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	114 units	96%
Southwest MH	14	Various(9)	June 2018	99%	3,065 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	233 units	96%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	73%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	93%
EdR Student Housing Portfolio	20	Various(10)	Sept. 2018	95%	10,610 units	97%
Total Multifamily	136				43,211 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	38	Various(11)	Apr. 2017	100%	5,972 sq. ft.	96%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various(12)	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	146	Various(13)	Mar. 2018	100%	21,719 sq. ft.	96%
HP Cold Storage Industrial Portfolio	6	Various(14)	May 2018	100%	2,252 sq. ft.	94%
Meridian Industrial Portfolio	106	Various(15)	Nov. 2018	99%(15)	14,011 sq. ft.	93%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	98%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Total Industrial	326				50,827 sq. ft.

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	85%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	236 keys	80%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	469 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	77%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	81%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	N/A
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	N/A
Corporex Select Service Portfolio	5	Various(16)	Aug. 2018	100%	601 keys	N/A
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	N/A
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	N/A
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	N/A
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	461 keys	N/A
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	452 keys	N/A
Total Hotel	26				4,590 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	237 sq. ft	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	92%
Total Retail	3				494 sq. ft.

Total Investments in Real Estate	491

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Multifamily includes other types of rental housing such as manufactured housing and student housing. Multifamily units include manufactured housing sites and student housing beds.
(3)

The occupancy rate is as of March 31, 2019 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended March 31, 2019. The occupancy rate is excluded for hotels owned less than twelve months.

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
(8)

The Roman Multifamily Portfolio is primarily concentrated in Riverside, CA (18% of units), Denver, CO (13%), Tampa, FL (10%), Orlando, FL (9%), Charlotte, NC (9%), Portland, OR (8%), and Dallas, TX (8%).

(9)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(10)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(11)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of sq. ft.), Chicago, IL (23%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (10%) and Orlando, FL (2%).
(12)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of sq. ft.), Atlanta, GA (26%), and Nashville, TN (21%).
(13)	The Canyon Industrial Portfolio is primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).
(14)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(15)

The Meridian Industrial Portfolio consists of 106 industrial properties primarily concentrated in Memphis, TN (23% of sq. ft.), Orlando, FL (19%), Jacksonville, FL (10%), Atlanta, GA (9%), Richmond, VA (7%), and Winston-Salem, NC (7%). We own a 99% joint venture interest in 74 of the properties and wholly own the other 32 properties.

(16)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).

Subsequent to March 31, 2019, we acquired an aggregate of $1.6 billion of real estate, exclusive of closing costs, across 13 separate transactions.

Investments in Real Estate-Related Securities and Loans

During the three months ended March 31, 2019, we invested $117.0 million in real estate-related securities and loans. The following table details our investments in real estate-related securities and loans as of March 31, 2019 ($ in thousands):

			March 31, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
40	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.81%	8/7/2024	$978,540	$976,867	$977,019
24	BBB	Hospitality, Industrial, Multifamily, Office	L+2.23%	6/26/2024	556,025	555,630	554,861
22	B	Hospitality, Multifamily, Office	L+3.55%	8/17/2024	496,019	494,747	494,646
3	A	Hospitality, Industrial, Retail	L+1.82%	1/3/2023	78,320	78,337	78,231
8	Other	Multifamily	L+2.44%	8/12/2025	41,574	41,326	41,369
CMBS - Fixed:
5	BBB	Multifamily	4.2%	7/16/2027	28,213	26,256	27,668
1	BB	Hospitality	4.4%	9/22/2022	24,613	24,049	24,850
1	B	Multifamily	5.2%	8/26/2022	6,704	6,687	6,767
3	Other	Multifamily	4.3%	10/17/2027	16,998	15,762	16,354
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	4/19/2026	1,801,735	9,886	9,887
1	BBB	Multifamily	0.1%	1/5/2028	225,802	1,417	1,418
1	A	Multifamily	0.1%	5/2/2025	194,399	1,004	1,004
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	12/1/2026	166,793	82,572	87,600
Corporate Bonds:
2	BB	Hospitality, Diversified	6.5%	7/7/2026	57,329	57,300	59,715
Term Loans:
2	B	Hospitality	L+3.90%	10/2/2024	3,809	3,715	3,702
1	BB	Hospitality	L+2.25%	8/29/2025	1,046	1,044	1,040
118						$2,376,599	$2,386,131

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of March 31, 2019, were either not ratable or have not been submitted to ratings agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of March 31, 2019, one-month LIBOR was 2.5%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS, the underlying collateral.
(5)	Represents notional amount for CMBS interest only positions.

The following charts further describe the diversification of our real estate-related securities and loans by credit rating and collateral type based on fair value as of March 31, 2019:

Credit Rating(1)	Collateral Type

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of March 31, 2019, were either not ratable or have not been submitted to ratings agencies.

Subsequent to March 31, 2019, we purchased an aggregate of $552.8 million of real estate-related securities and loans.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of March 31, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019 (remaining)	10	$20,118	7%	3,188	7%
2020	136	42,025	14%	6,689	14%
2021	153	53,292	17%	8,700	18%
2022	181	46,351	15%	6,638	14%
2023	149	53,548	18%	8,977	19%
2024	119	28,416	9%	4,354	9%
2025	63	19,896	6%	2,840	6%
2026	34	11,233	4%	2,036	4%
2027	17	9,169	3%	1,395	3%
2028	15	7,467	2%	759	1%
Thereafter	29	14,182	5%	2,617	5%
Total	906	$305,697	100%	48,193	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 10 to our condensed consolidated financial statements included herein and Note 11 to the consolidated finance statements included in our Annual Report on form 10-K for the year ended December 31, 2018.

Results of Operations

Due to the significant amount of acquisitions of real estate and real estate-related securities and loans we have made since we commenced principal operations in January 2017, our results of operations for the three months ended March 31, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the full three months ended March 31, 2019 and 2018 and are discussed further below.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater) are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities and loans segment to be same property.

For the three months ended March 31, 2019 and 2018, our same property portfolio consisted of 44 multifamily, 55 industrial, 10 hotel, and two retail properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) interest income, and (f) income from real estate-related securities and loans.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$
Net loss attributable to BREIT stockholders	$(46,846)	$(47,548)	$702
Adjustments to reconcile to same property NOI
General and administrative	3,181	2,045	1,136
Management fee	17,177	6,969	10,208
Performance participation allocation	20,163	7,873	12,290
Affiliate incentive compensation awards	500	—	500
Depreciation and amortization	139,479	74,124	65,355
Income from real estate-related securities and loans	(61,683)	(13,235)	(48,448)
Interest income	(194)	(77)	(117)
Interest expense	91,587	31,391	60,196
Other income (expense)	(1,654)	—	(1,654)
Net loss attributable to non-controlling interests in third party joint ventures	(2,036)	(1,716)	(320)
Net loss attributable to non-controlling interests in BREIT OP	(1,214)	(374)	(840)
NOI	158,460	59,452	99,008
Non-same property NOI	107,713	10,634	97,079
Same property NOI	$50,747	$48,818	$1,929

The following table details the components of same property NOI for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$70,331	$67,620	$2,711	4%
Hotel revenue	18,826	17,821	1,005	6%
Other revenue	3,704	3,722	(18)	0%
Total revenues	92,861	89,163	3,698	4%

Rental property operating	29,897	28,735	1,162	4%
Hotel operating	12,217	11,610	607	5%
Total expenses	42,114	40,345	1,769	4%
Same property NOI	$50,747	$48,818	$1,929	4%

Same Property – Rental Revenue

Same property rental revenue increased $2.7 million for the three months ended March 31, 2019 compared to the corresponding period in 2018. The following table details the changes in rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Three Months Ended March 31,		Change in	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit
Multifamily	$53,823	$51,445	$2,378	+1%	+3%
Industrial	14,261	13,980	281	+2%	+2%
Retail	2,247	2,195	52	+2%	+3%
Total rental revenue	$70,331	$67,620	$2,711

Same Property – Hotel Revenue

Same property hotel revenue increased $1.0 million for the three months ended March 31, 2019, compared to the corresponding period in 2018 primarily due to an increase of $0.6 million at our hotel property located in downtown Atlanta, Georgia. The Hyatt House Downtown Atlanta experienced increased occupancy, ADR, and RevPAR during the three months ended March 31, 2019 as a result of increased demand associated with the Super Bowl. The remaining increase in hotel revenue was due to an increase in ADR and RevPAR across the remaining hotel properties in our portfolio. ADR for the hotels increased from $161 to $172 while occupancy decreased 1% and with RevPAR increasing from $131 to $138 during the three months ended March 31, 2019 compared to the corresponding period in 2018.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses increased $1.2 million during the three months ended March 31, 2019, compared to the corresponding period in 2018. The increase in rental property operating expenses for the three months ended March 31, 2019 was primarily a result of an increase in general operating expenses related to the increase in occupancy at our multifamily (1%), industrial (2%), and retail (2%) properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.6 million during the three months ended March 31, 2019, compared to the corresponding period in 2018. The increase in hotel operating expenses for the three months ended March 31, 2019 was primarily a result of an increase in payroll costs at certain hotels within our portfolio, along with an increase in general operating expenses across the portfolio associated with the overall increase in revenues.

Other Operating Income and Expense Items

General and Administrative Expenses

During the three months ended March 31, 2019, general and administrative expenses increased $1.1 million compared to the corresponding period in 2018, primarily due to various corporate level expenses that are related to the increased size of our portfolio.

Management Fee

During the three months ended March 31, 2019, the management fee increased by $10.2 million compared to the corresponding period in 2018. The increase was due to the growth in our net asset value (“NAV”).

Performance Participation Allocation

During the three months ended March 31, 2019, the unrealized performance participation allocation accrual increased $12.3 million compared to the corresponding period in 2018. The increase was the result of our increased NAV and a higher total return than the corresponding period in 2018. Such amount was allocated to the Special Limited Partner.

Depreciation and amortization

Depreciation and amortization increased significantly compared to the corresponding period in 2018. The increase was driven by the growth in our portfolio, which increased from 272 properties as of March 31, 2018 to 491 properties as of March 31, 2019.

Income from Real Estate-Related Securities and Loans

During the three months ended March 31, 2019, income from real estate-related securities and loans increased $48.4 million compared to the corresponding period in 2018. The increase was primarily due to the growth of our portfolio of investments in real estate-related securities and loans which increased from 51 positions as of March 31, 2018 to 118 positions as of March 31, 2019.

Interest Expense

During the three months ended March 31, 2019, interest expense increased $60.2 million compared to the corresponding period in 2018. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and loans and the related indebtedness of such investments.

Non-same Property NOI

Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period over period. We expect the non-same property NOI variance period over period to continue as we raise more proceeds from selling shares of our common stock.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) similar adjustments for non-controlling interests.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized (gains) losses from changes in the fair value of real estate-related securities and loans, (v) amortization of restricted stock awards, (vi) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us, (vii) gain or loss on involuntary conversion, and (viii) similar adjustments for non-controlling interests.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items on our distributions. FAD is calculated as AFFO excluding (i) realized gains (losses) on real estate-related securities and loans and (ii) management fee paid in shares or BREIT OP units even if repurchased by us, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital projects, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate-related securities and loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.  Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to BREIT stockholders	$(46,846)	$(47,548)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	139,479	74,124
Amount attributable to non-controlling interests for above adjustment	(7,198)	(2,896)
FFO attributable to BREIT stockholders	85,435	23,680
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(2,191)	(1,089)
Amortization of above- and below-market lease intangibles	(1,715)	(505)
Amortization of mortgage premium/discount	(18)	(46)
Unrealized (gains) losses from changes in the fair value of real estate-related securities and loans	(30,003)	(1,789)
Amortization of restricted stock awards	100	25
Non-cash performance participation allocation	20,163	7,873
Non-cash incentive compensation awards to affiliated service providers	500	—
Gain on involuntary conversion	(1,314)	—
Amount attributable to non-controlling interests for above adjustments	349	(33)
AFFO attributable to BREIT stockholders	71,306	28,116
Adjustments to arrive at FAD:
Realized (gains) losses on real estate-related securities and loans	(15)	—
Management fee paid in shares	17,177	6,969
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(9,248)	(2,705)
Stockholder servicing fees	(7,758)	(3,627)
Amount attributable to non-controlling interests for above adjustments	(211)	(33)
FAD attributable to BREIT stockholders	$71,251	$28,720

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

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities and loans), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	March 31, 2019
Investments in real properties	$12,446,189
Investments in real estate-related securities and loans	2,386,131
Cash and cash equivalents	145,926
Restricted cash	488,100
Other assets	130,590
Mortgage notes, term loans, and revolving credit facilities, net	(7,213,409)
Repurchase agreements	(1,781,149)
Subscriptions received in advance	(423,943)
Other liabilities	(275,994)
Accrued performance participation allocation	(20,163)
Management fee payable	(6,069)
Accrued stockholder servicing fees(1)	(2,829)
Non-controlling interests in joint ventures	(101,721)
Net Asset Value	$5,771,659
Number of outstanding shares/units	528,592

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $2.8 million accrued for purposes of our NAV and the $275.4 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2019 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$3,491,647	$287,053	$411,767	$1,444,061	$137,131	$5,771,659
Number of outstanding shares/units	318,995	26,702	38,120	132,219	12,556	528,592
NAV Per Share/Unit as of March 31, 2019	$10.9458	$10.7502	$10.8019	$10.9218	$10.9218

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.5%
Industrial	7.3%	6.3%
Hotel	9.7%	9.3%
Retail	7.7%	6.6%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.0%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.9%)	(1.0%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.7%	+2.4%	+2.3%
(weighted average)	0.25% increase	(2.7%)	(2.5%)	(2.2%)	(2.2%)

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2019
Stockholders’ equity under U.S. GAAP	$4,416,714
Non-controlling interests attributable to Class B units	97,817
Redeemable non-controlling interest	31,135
Total partners' capital of BREIT OP	4,545,666
Adjustments:
Accrued stockholder servicing fee	272,603
Organization and offering costs	7,670
Accrued affiliate incentive compensation awards	(1,873)
Unrealized real estate appreciation	300,486
Accumulated depreciation and amortization	647,107
NAV	$5,771,659

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.

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

-

Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with the offset to equity resulting in no impact to Stockholders’ Equity. For purposes of NAV, we value the awards based on the performance of the applicable period and deduct such value from NAV.

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

Distributions

We declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1582 per share for the three months ended March 31, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2019:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2019	$0.0451	$0.0452	$0.0507	$0.0530
February 28, 2019	0.0451	0.0452	0.0501	0.0522
March 31, 2019	0.0451	0.0452	0.0507	0.0530
Total	$0.1353	$0.1356	$0.1515	$0.1582

The following tables summarize our distributions declared during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$24,968	36%	$10,148	36%
Reinvested in shares	44,574	64%	18,236	64%
Total distributions	$69,542	100%	$28,384	100%
Sources of Distributions
Cash flows from operating activities	$69,542	100%	$28,384	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$69,542	100%	$28,384	100%

Cash flows from operating activities	$73,036		$41,490
Funds from Operations	$85,435		$23,680
Adjusted Funds from Operations	$71,306		$28,116
Funds Available for Distribution	$71,251		$28,720

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, repurchasing shares or redeeming BREIT OP units from the Adviser or the Special Limited Partner, pay our organization and offering costs (including reimbursement of organization and offering costs advanced by the Adviser), operating expenses, capital expenditures and to pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation in cash), general corporate expenses, and fees and expenses related to managing our properties and other investments. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Through March 31, 2019, our distributions have been funded entirely from cash flows from operations.

As of March 31, 2019, our indebtedness included loans secured by our properties, master repurchase agreements with Royal Bank of Canada (the “RBC MRA”), Barclays Bank PLC (the “Barclays MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and HSBC Bank USA, National Association (the “HSBC MRA”) secured by our investments in real estate-related securities.

On February 21, 2019, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on a one-month U.S. dollar-denominated LIBOR plus 2.50%. The maximum facility size has been included in the variable rate revolving credit facilities in the table below. There was no outstanding balance on the line of credit as of March 31, 2019.

The following table is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2019	December 31, 2018
Fixed rate loans:
Fixed rate mortgages	4.06%	11/4/2025	N/A	$5,255,269	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	200,000
Total fixed rate loans	4.13%	10/27/2025		5,455,269	4,982,326
Variable rate loans:
Floating rate mortgages	L+1.71%	5/13/2026	N/A	678,694	675,116
Variable rate term loans	L+1.69%	12/27/2022	N/A	603,500	603,500
Variable rate revolving credit facilities	L+1.74%	9/5/2022	$903,500	512,675	624,200
Total variable rate loans	L+1.71%	3/5/2024		1,794,869	1,902,816
Total loans secured by our properties	4.15%	5/31/2025		7,250,138	6,885,142

Unsecured loans:
Unsecured variable rate revolving credit facilities(4)	L+2.40%	4/10/2021	600,000	—	—

Repurchase agreement borrowings secured by our real estate-related securities:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(5)		8/8/2019	N/A	1,031,149	963,723
Total repurchase agreement borrowings secured by our real estate-related securities(6)	3.85%			1,781,149	1,713,723

Total indebtedness				$9,031,287	$8,598,865

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the Line of Credit, Revolving Credit Facilities, and Term Loans, and (ii) the one-month, three-month and twelve-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in April 2019 into new contracts.
(4)	Includes $250 million affiliate line of credit.
(5)	Includes RBC MRA, Citi MRA, MS MRA, BAML MRA, MUFG MRA, and HSBC MRA.
(6)	Weighted average interest rate based on L+1.35%.

As of May 15, 2019, we had received net proceeds of $1.4 billion from selling an aggregate of 127,196,180 shares of our common stock in the Current Offering (consisting of 69,580,706 Class S shares, 6,585,065 Class T shares, 13,642,669 Class D shares, and 37,387,740 Class I shares).

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities	$73,036	$41,490
Cash flows used in investing activities	(863,490)	(2,180,146)
Cash flows provided by financing activities	1,124,697	2,214,595
Net increase in cash and cash equivalents and restricted cash	$334,243	$75,939

Cash flows provided by operating activities increased $31.5 million during the three months ended March 31, 2019 compared to the corresponding period in the 2018 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate-related securities and loans.

Cash flows used in investing activities decreased $1.3 billion during the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease of $1.3 billion in the acquisition of real estate investments.

Cash flows provided by financing activities decreased $1.1 billion during the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to a net decrease of $1.5 billion in borrowings, partially offset by an increase of $0.2 billion in proceeds from issuance of our common stock, and a $0.2 billion increase in subscriptions received in advance.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate-related securities and loans, and revenue recognition to be our critical accounting policies. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2019 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$10,842,435	$1,398,736	$1,769,326	$1,726,171	$5,948,202
Ground leases	815,021	4,344	9,061	9,584	792,032
Organizational and offering costs	7,670	2,045	4,091	1,534	—
Other	16,830	2,398	7,577	5,332	1,523
Total	$11,681,956	$1,407,523	$1,790,055	$1,742,621	$6,741,757

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at March 31, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2019, the outstanding principal balance of our variable rate indebtedness was $1.8 billion and consisted of mortgage notes, term loans, revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, revolving credit facilities and repurchase agreements are variable rate and indexed to one-month, three-month, or 12-month U.S. Dollar denominated LIBOR. For the three months ended March 31, 2019, a 10% increase in one-month, three-month, or 12-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $1.9 million.

Investments in real estate-related securities and loans

As of March 31, 2019, we held $2.4 billion of real estate-related securities and loans. Our investments in real estate-related securities and loans are primarily floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $1.4 million.

We may also be exposed to market risk with respect to our investments in real estate-related securities and loans due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities and loans by making investments in securities and loans backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate-related securities and loans is unknown. As of March 31, 2019, the fair value at which we may sell our investments in real estate-related securities and loans is not known, but a 10% change in the fair value of our investments in real estate-related securities and loans may result in a change in the carrying value of our real estate-related securities and loans of $238.6 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended March 31, 2019, the Adviser elected to receive its management fee in Class I shares and we issued 1,021,790 unregistered Class I shares to the Adviser in satisfaction of the management fee for January through February 2019. Additionally, we issued 555,647 unregistered Class I shares to the Adviser in April 2019 in satisfaction of the March 2019 management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the 2018 performance participation allocation became payable on December 31, 2018 and in January 2019, we issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

As further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us. The portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and in January 2019, we issued approximately 0.4 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies. Each issuance of Class I units in BREIT OP to these employees was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2019	1,198,262	0.26%	$10.80	1,198,262	—
February 2019	1,719,572	0.35%	10.80	1,719,572	—
March 2019	1,287,124	0.25%	10.87	1,287,124	—
Total	4,204,958	N/M	$10.82	4,204,958	—

(1)

Includes 1,425,427 Class I shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $15.5 million. As of March 31, 2019, the Adviser owned 2.6 million of our Class I common shares.

(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $271.4 million of Class S, Class T, Class D, Class I shares, and Class B Units based on our February 28, 2019 NAV in the first quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 15, 2019	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 15, 2019	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)