Form 10-Q
period 2019-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2019-08-14
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization) 345 Park Avenue New York, NY (Address of principal executive offices)	(I.R.S. Employer Identification No.) 10154 (Zip Code)

Registrant’s telephone number, including area code: (212) 583-5000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 14, 2019, the issuer had the following shares outstanding: 421,961,887 shares of Class S common stock, 35,233,903 shares of Class T common stock, 63,674,039 shares of Class D common stock, and 286,858,436 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate, net	$14,266,583	$10,259,687
Investments in real estate-related securities and loans	3,460,922	2,259,913
Cash and cash equivalents	150,062	68,089
Restricted cash	477,768	238,524
Other assets	506,752	410,945
Total assets	$18,862,087	$13,237,158

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$8,379,181	$6,833,269
Repurchase agreements	2,447,134	1,713,723
Unsecured revolving credit facilities	240,000	—
Due to affiliates	430,011	301,581
Accounts payable, accrued expenses, and other liabilities	979,203	464,398
Total liabilities	12,475,529	9,312,971

Commitments and contingencies	—	—
Redeemable non-controlling interest	10,183	9,233

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock — Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 381,155,980 and 276,989,019 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,812	2,770
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 31,903,877 and 23,313,429 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	319	233
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 52,916,501 and 30,375,353 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	529	304
Common stock — Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 228,556,040 and 108,261,331 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,286	1,083
Additional paid-in capital	6,969,300	4,327,444
Accumulated deficit and cumulative distributions	(845,511)	(587,548)
Total stockholders' equity	6,130,735	3,744,286
Non-controlling interests attributable to third party joint ventures	113,725	75,592
Non-controlling interests attributable to BREIT OP unitholders	131,915	95,076
Total equity	6,376,375	3,914,954
Total liabilities and equity	$18,862,087	$13,237,158

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$247,672	$125,814	$459,869	$213,375
Hotel revenue	94,351	21,196	169,617	39,017
Other revenue	12,285	5,216	21,913	9,518
Total revenues	354,308	152,226	651,399	261,910
Expenses
Rental property operating	101,211	51,452	189,022	90,070
Hotel operating	63,197	13,522	114,517	25,136
General and administrative	4,878	2,901	8,059	4,946
Management fee	22,487	9,281	39,664	16,250
Performance participation allocation	29,898	9,476	50,061	17,349
Depreciation and amortization	161,854	84,826	301,333	158,950
Total expenses	383,525	171,458	702,656	312,701
Other income (expense)
Income from real estate-related securities and loans	51,784	17,397	113,467	30,632
Gain on disposition of real estate	29,686	—	29,686	—
Interest income	303	121	497	198
Interest expense	(103,279)	(49,841)	(194,866)	(81,232)
Other income (expense)	(2,061)	(389)	(407)	(389)
Total other income (expense)	(23,567)	(32,712)	(51,623)	(50,791)
Net loss	$(52,784)	$(51,944)	$(102,880)	$(101,582)
Net loss attributable to non-controlling interests in third party joint ventures	$970	$1,217	$3,006	$2,930
Net loss attributable to non-controlling interests in BREIT OP	1,110	245	2,324	622
Net loss attributable to BREIT stockholders	$(50,704)	$(50,482)	$(97,550)	$(98,030)
Net loss per share of common stock — basic and diluted	$(0.08)	$(0.19)	$(0.17)	$(0.41)
Weighted-average shares of common stock outstanding, basic and diluted	631,744,799	272,727,892	560,647,423	239,600,008

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2018	$2,770	$233	$304	$1,083	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	414	38	75	245	843,347	—	844,119	—	—	844,119
Offering costs	—	—	—	—	(50,847)	—	(50,847)	—	—	(50,847)
Distribution reinvestment	24	2	2	11	41,995	—	42,034	—	—	42,034
Common stock repurchased	(18)	(6)	—	(18)	(45,468)	—	(45,510)	—	—	(45,510)
Amortization of compensation awards	—	—	—	1	99	—	100	—	500	600
Net loss ($277 allocated to redeemable non-controlling interest)	—	—	—	—	—	(46,846)	(46,846)	(2,036)	(937)	(49,819)
Distributions declared on common stock ($0.1582 gross per share)	—	—	—	—	—	(69,542)	(69,542)	—	—	(69,542)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,894	4,714	9,608
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,277)	(1,536)	(2,813)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,080)	—	(1,080)	—	—	(1,080)
Balance at March 31, 2019	$3,190	$267	$381	$1,322	$5,115,490	$(703,936)	$4,416,714	$77,173	$97,817	$4,591,704
Common stock issued	610	51	146	986	1,965,318	—	1,967,111	—	—	1,967,111
Offering costs	—	—	—	—	(103,027)	—	(103,027)	—	—	(103,027)
Distribution reinvestment	28	2	3	14	51,813	—	51,860	—	—	51,860
Common stock repurchased	(16)	(1)	(1)	(37)	(60,032)	—	(60,087)	—	(70)	(60,157)
Amortization of compensation awards	—	—	—	1	99	—	100	—	500	600
Net loss ($74 allocated to redeemable non-controlling interest)	—	—	—	—	—	(50,704)	(50,704)	(970)	(1,036)	(52,710)
Distributions declared on common stock ($0.1588 gross per share)	—	—	—	—	—	(90,871)	(90,871)	—	—	(90,871)
Contributions from non-controlling interests	—	—	—	—	—	—	—	41,049	36,749	77,798
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,527)	(2,045)	(5,572)
Allocation to redeemable non-controlling interest	—	—	—	—	(361)	—	(361)	—	—	(361)
Balance at June 30, 2019	$3,812	$319	$529	$2,286	$6,969,300	$(845,511)	$6,130,735	$113,725	$131,915	$6,376,375

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639
Common stock issued	325	42	28	163	593,143	—	593,701	—	—	593,701
Offering costs	—	—	—	—	(37,361)	—	(37,361)	—	—	(37,361)
Distribution reinvestment	11	—	—	4	16,482	—	16,497	—	—	16,497
Common stock repurchased	(1)	—	—	(1)	(2,294)	—	(2,296)	—	—	(2,296)
Amortization of restricted stock grant	—	—	—	—	25	—	25	—	—	25
Net loss ($347 allocated to redeemable non-controlling interest)	—	—	—	—	—	(47,548)	(47,548)	(1,716)	—	(49,264)
Distributions declared on common stock ($0.1552 gross per share)	—	—	—	—	—	(28,384)	(28,384)	—	—	(28,384)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,940	—	6,940
Distributions to non-controlling interests	—	—	—	—	—	—	—	(581)	—	(581)
Allocation to redeemable non-controlling interest	—	—	—	—	(883)	—	(883)	—	—	(883)
Balance at March 31, 2018	$1,636	$98	$68	$473	$2,185,832	$(208,565)	$1,979,542	$28,491	$—	$2,008,033
Common stock issued	343	50	100	190	732,275	—	732,958	—	—	732,958
Offering costs	—	—	—	—	(46,491)	—	(46,491)	—	—	(46,491)
Distribution reinvestment	14	1	—	5	21,984	—	22,004	—	—	22,004
Common stock repurchased	(7)	—	—	(1)	(8,810)	—	(8,818)	—	—	(8,818)
Amortization of restricted stock grant	—	—	—	—	25	—	25	—	—	25
Net loss ($275 allocated to redeemable non-controlling interest)	—	—	—	—	—	(50,482)	(50,482)	(1,214)	—	(51,696)
Distributions declared on common stock ($0.1566 gross per share)	—	—	—	—	—	(38,043)	(38,043)	—	—	(38,043)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,334	—	4,334
Distributions to non-controlling interests	—	—	—	—	—	—	—	(646)	—	(646)
Allocation to redeemable non-controlling interest	—	—	—	—	(573)	—	(573)	—	—	(573)
Balance at June 30, 2018	$1,986	$149	$168	$667	$2,884,242	$(297,090)	$2,590,122	$30,965	$—	$2,621,087

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(102,880)	$(101,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	39,664	16,250
Performance participation allocation	50,061	17,349
Depreciation and amortization	301,333	158,950
Gain on disposition of real estate	(29,686)	—
Unrealized gain on changes in fair value of financial instruments	(45,492)	(3,848)
Other items	3,677	(519)
Change in assets and liabilities:
(Increase) / decrease in other assets	(37,401)	(24,186)
Increase / (decrease) in due to affiliates	(709)	(257)
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	14,902	42,168
Net cash provided by operating activities	193,469	104,325
Cash flows from investing activities:
Acquisitions of real estate	(3,763,487)	(3,372,075)
Capital improvements to real estate	(67,091)	(28,843)
Proceeds from disposition of real estate	44,293	—
Pre-acquisition costs	(3,407)	(615)
Purchase of real estate-related securities and loans	(1,296,050)	(676,394)
Proceeds from settlement of real estate-related securities and loans	276,205	115,619
Net cash used in investing activities	(4,809,537)	(3,962,308)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,596,552	1,204,297
Offering costs paid	(33,045)	(19,208)
Subscriptions received in advance	402,493	137,896
Repurchase of common stock	(53,638)	(6,881)
Repurchase of management fee shares	(49,871)	—
Redemption of redeemable non-controlling interest	(25,407)	(8,400)
Redemption of affiliate service provider incentive compensation awards	(70)	—
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	4,111,058	3,141,053
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(2,942,083)	(894,600)
Borrowings under repurchase agreements	927,475	508,949
Settlement of repurchase agreements	(194,064)	(89,557)
Borrowings from affiliate line of credit	1,466,000	575,000
Repayments on affiliate line of credit	(1,466,000)	(580,250)
Borrowings from unsecured credit facilities	240,000	—
Payment of deferred financing costs	(22,839)	(19,847)
Contributions from non-controlling interests	43,443	11,274
Distributions to non-controlling interests	(8,778)	(1,652)
Distributions	(53,941)	(21,776)
Net cash provided by financing activities	4,937,285	3,936,298
Net change in cash and cash equivalents and restricted cash	321,217	78,315
Cash and cash equivalents and restricted cash, beginning of period	306,613	157,729
Cash and cash equivalents and restricted cash, end of period	$627,830	$236,044
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$150,062	$56,456
Restricted cash	477,768	179,588
Total cash and cash equivalents and restricted cash	$627,830	$236,044

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$385,450	$151,220
Assumption of other liabilities in conjunction with acquisitions of real estate	$25,847	$36,625
Issuance of BREIT OP units as consideration for acquisitions of real estate	$36,749	$—
Recognition of financing lease liability	$56,008	$—
Accrued pre-acquisition costs	$1,217	$403
Contributions from non-controlling interests	$2,520	$—
Accrued capital expenditures and acquisition related costs	$3,406	$8,163
Accrued distributions	$12,783	$6,194
Accrued stockholder servicing fee due to affiliate	$121,421	$65,254
Redeemable non-controlling interest issued as settlement of performance participation allocation	$37,484	$16,974
Exchange of redeemable non-controlling interest for Class I shares	$11,620	$—
Allocation to redeemable non-controlling interest	$1,441	$1,456
Distribution reinvestment	$93,894	$38,503
Accrued common stock repurchases	$2,088	$4,233
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$4,714	$—
Payable for real estate-related securities	$129,317	$170,028

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate-related securities and loans. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager, which serves as our sponsor. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of June 30, 2019, the Company had received net proceeds of $6.8 billion from selling shares in the Offering. The Company intends to continue selling shares on a monthly basis.

As of June 30, 2019, the Company owned 652 properties and had 163 positions in real estate-related securities and loans. The Company currently operates in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and Real Estate-Related Securities and Loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Financial results by segment are reported in Note 13 — Segment Reporting.

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

As of June 30, 2019, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $4.4 billion and $2.8 billion, respectively, compared to $2.8 billion and $1.9 billion as of December 31, 2018. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

As of June 30, 2019 and December 31, 2018, the Company’s $3.5 billion and $2.3 billion, respectively, of investments in real estate-related securities and loans were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities and loans are reported at fair value. As of June 30, 2019, the Company’s investments in real estate-related securities and loans consisted of commercial mortgage-backed securities (“CMBS”), which are mortgage-related fixed income securities, corporate bonds, and term loans of real estate-related companies. The Company generally determines the fair value of its real estate-related securities and loans by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of June 30, 2019, the fair value of the Company’s mortgage notes, term loans, secured  and unsecured revolving credit facilities, repurchase agreements, and affiliate line of credit was approximately $51.1 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Stock-Based Compensation

The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards in net income on a straight-line basis over the applicable vesting period of the award, based on the value of the awards at grant. Refer to Note 11 for additional information.

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

Three of the Company’s existing ground leases were classified as operating leases, and upon adoption the Company recognized operating lease liabilities and corresponding ROU assets of $31.3 million. The Company’s existing below-market ground lease intangible asset of $4.5 million, above-market ground lease intangible liability of $4.6 million, and straight-line ground rent liability of $1.2 million were reclassified as of January 1, 2019 to be presented net of the operating ROU assets. In addition, the Company’s existing prepaid ground lease intangible asset of $15.7 million was reclassified as of January 1, 2019 to be presented along with the operating ROU assets.

On March 29, 2019, the Company made an acquisition which was subject to ground leases. The present value of the future lease payments under such leases exceeded the fair value of the underlying asset, as such, the Company recorded financing lease liabilities and corresponding ROU assets of $56.0 million.

The lease liabilities are included as a component of Accounts Payable, Accrued Expenses, and Other Liabilities and the related ROU assets are recorded as a component of Investments in Real Estate, Net on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 3, Note 9 and Note 12 for additional information.

In transition, the Company elected the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company elected to not use hindsight and carried forward its lease term assumptions when adopting Topic 842 and did not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company applied ASU 2016-02 as of the effective date of January 1, 2019, and there was no impact to retained earnings as a result of the Company’s adoption.

The adoption of ASU 2016-02 for leases in which the Company is lessor did not have a material impact on the Company’s condensed consolidated financial statements. The Company elected to not separate non-lease components from lease components and presented lease related revenues as a single line item, net of bad debt expense on the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of ASU 2016-02, the Company separated lease related revenue between “rental revenue” and “tenant reimbursement income” and bad debt expense as a component of “rental property operating” expense. As a result of adoption, the Company reclassified the prior period balances of “tenant reimbursement income” to “rental revenue” to conform to the current period presentation. The Company did not reclassify the prior period balance of bad debt expense on its condensed consolidated statement of operations. The operating lease income presented in “rental revenue” for the three and six months ended June 30, 2018 includes $15.6 million and $24.6 million, respectively, previously classified as “tenant reimbursement income,” which was determined under the standard in effect prior to the Company’s adoption of ASU 2016-02. Refer to Note 12 for additional information.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Building and building improvements	$11,711,288	$8,389,864
Land and land improvements	2,680,720	1,961,977
Furniture, fixtures and equipment	248,560	182,418
Right of use asset - operating leases(1)	47,386	—
Right of use asset - financing leases(1)	56,008	—
Total	14,743,962	10,534,259
Accumulated depreciation and amortization	(477,379)	(274,572)
Investments in real estate, net	$14,266,583	$10,259,687

(1)	Refer to Note 12 for additional details on the Company’s leases.

During the six months ended June 30, 2019, the Company acquired interests in 27 real estate investments, which were comprised of 104 industrial, 51 multifamily, 22 hotel and one retail property.

The following table provides further details of the properties acquired during the six months ended June 30, 2019 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Segment	Acquisition Date	Purchase Price(2)
4500 Westport Drive	100%	1	Harrisburg, PA	Industrial	Jan. 2019	$11,975
Roman Multifamily Portfolio	100%	14	Various(3)	Multifamily	Feb. 2019	857,540
Gilbert Heritage Apartments	90%	1	Phoenix, AZ	Multifamily	Feb. 2019	60,984
Courtyard Kona	100%	1	Kailua-Kona, HI	Hotel	March 2019	105,587
Elevation Plaza Del Rio	90%	1	Phoenix, AZ	Multifamily	April 2019	70,550
Raider Mulifamily Portfolio	100%	3	Las Vegas, NV	Multifamily	April & June 2019	259,371
Courtney at Universal Multifamily	100%	1	Orlando, FL	Multifamily	April 2019	77,952
Citymark Multifamily 2-Pack	95%	2	Various(4)	Multifamily	April 2019	97,922
Tri-Cities Multifamily 2-Pack	95%	2	Richland & Kennewick, WA	Multifamily	April 2019	61,616
Angler MH Portfolio	99%	5	Phoenix, AZ	Multifamily	April 2019	61,975
Florida MH 4-Pack	99%	1	Tarpon Springs, FL	Multifamily	April 2019	10,053
Bridge II Multifamily Portfolio	100%	5	Various(5)	Multifamily	April & June 2019	350,923
Morgan Savannah	100%	1	Savannah, GA	Industrial	April 2019	26,254
Minneapolis Industrial Portfolio	100%	34	Minneapolis, MN	Industrial	April 2019	250,678
Miami Doral 2-Pack	100%	2	Miami, FL	Multifamily	May 2019	209,404
Davis Multifamily 2-Pack	100%	2	Various(6)	Multifamily	May 2019	89,687
Slate Savannah	90%	1	Savannah, GA	Multifamily	May 2019	44,267
Amara at MetroWest	95%	1	Orlando, FL	Multifamily	May 2019	73,933
Colorado 3-Pack	100%	3	Denver & Fort Collins, CO	Multifamily	May 2019	207,137
Atlanta Industrial Portfolio	100%	61	Atlanta, GA	Industrial	May 2019	203,745
Edge Las Vegas	95%	1	Las Vegas, NV	Multifamily	June 2019	61,337
ACG IV Multifamily	95%	2	Various(7)	Multifamily	June 2019	124,971
Perimeter Multifamily 3-Pack	100%	3	Atlanta, GA	Multifamily	June 2019	160,941
Anson at the Lakes	100%	1	Charlotte, NC	Multifamily	June 2019	107,287
D.C. Powered Shell Warehouse Portfolio	90%	7	Ashburn & Manassas, VA	Industrial	June 2019	266,322
El Paseo Simi Valley	100%	1	Simi Valley, CA	Retail	June 2019	39,115
Raven Select Service Portfolio	100%	21	Various(8)	Hotel	June 2019	305,470
		178				$4,196,996

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

(4)	The Citymark Multifamily 2-Pack is located in Las Vegas, NV (61% of units) and Lithia Springs, GA (39%).
(5)	The Bridge II Multifamily Portfolio is located in Phoenix, AZ (25% of units), Lakeland, FL (23%), Charlotte, NC (18%), Corona Hills, CA (17%), and Moreno Valley, CA (17%).
(6)	The Davis Multifamily 2-Pack is located in Jacksonville, FL (56% of units) and Raleigh, NC (44%).
(7)	ACG IV Multifamily is located in Puyallup, WA (74% of units) and Woodland, CA (26%).
(8)

The Raven Select Service Portfolio is primarily concentrated in Fort Lauderdale/West Palm, FL (24% of keys), Austin/San Antonio, TX (14%), Salt Lake City, UT (10%), Boulder, CO (10%), Durham, NC (7%), Minneapolis, MN (7%), and Chicago, IL (6%).

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2019 ($ in thousands):

	Roman Multifamily Portfolio	All Other	Total
Building and building improvements	$714,941	$2,551,444	$3,266,385
Land and land improvements	110,206	607,259	717,465
Furniture, fixtures and equipment	8,538	46,530	55,068
In-place lease intangibles	23,855	140,942	164,797
Above-market lease intangibles	—	3,596	3,596
Below-market lease intangibles	—	(15,657)	(15,657)
Other	—	5,342	5,342
Total purchase price	857,540	3,339,456	4,196,996
Assumed mortgage notes(1)	237,981	147,469	385,450
Net purchase price	$619,559	$3,191,987	$3,811,546

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the six months ended June 30, 2019 were three, six, and six years, respectively.

Dispositions

On June 6, 2019, the Company sold the parking garage attached to the Hyatt Place San Jose Downtown property to a third party. The sale included a four story, 261 space, parking structure and land parcel. The sale did not include the attached Hyatt Place San Jose Downtown hotel or the additional land parcels under the hotel. Net proceeds from the sale were $44.3 million, which resulted in a realized gain of $29.7 million recorded as Gain on Disposition of Real Estate on the Company’s Condensed Consolidated Statements of Operations.

Jupiter12 Industrial Portfolio

On June 2, 2019, the Company entered into an agreement to acquire a 64 million square foot income-oriented, high-quality, 95% leased industrial portfolio (the “Jupiter Portfolio”) in well-located, in-fill locations for $5.3 billion, excluding closing costs. The Jupiter Portfolio consists of 316 industrial properties with 51% of aggregate square footage located in Dallas/Fort Worth, Chicago, Central Pennsylvania, Atlanta and Central Florida. The Jupiter Portfolio is leased to 745 tenants including e-commerce and logistics companies such as Amazon, FedEx and DHL, as well as Starbucks, Wayfair and Whirlpool. The Company expects the closing of the acquisition to occur in October 2019.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$505,668	$354,261
Above-market lease intangibles	25,202	21,626
Prepaid ground lease intangibles	—	16,114
Below-market ground lease intangibles	—	5,415
Other	6,719	5,676
Total intangible assets	537,589	403,092
Accumulated amortization:
In-place lease amortization	(189,995)	(104,745)
Above-market lease amortization	(7,409)	(4,903)
Prepaid ground lease amortization	—	(378)
Below-market ground lease amortization	—	(162)
Other	(348)	(246)
Total accumulated amortization	(197,752)	(110,434)
Intangible assets, net	$339,837	$292,658
Intangible liabilities:
Below-market lease intangibles	$77,224	$62,199
Above-market ground lease intangibles	—	4,657
Total intangible liabilities	77,224	66,856
Accumulated amortization:
Below-market lease amortization	(17,110)	(11,132)
Above-market ground lease amortization	—	(15)
Total accumulated amortization	(17,110)	(11,147)
Intangible liabilities, net	$60,114	$55,709

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2019 is as follows ($ in thousands)

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2019 (remaining)	$107,624	$2,732	$(7,560)
2020	62,850	4,711	(12,712)
2021	47,215	4,015	(10,032)
2022	32,999	2,786	(7,993)
2023	21,478	1,459	(6,349)
2024	13,698	871	(4,462)
Thereafter	29,809	1,219	(11,006)
	$315,673	$17,793	$(60,114)

5. Investments in Real Estate-Related Securities and Loans

The following tables detail the Company’s investments in real estate-related securities and loans ($ in thousands):

			June 30, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
42	BB	Hospitality, Industrial, Multifamily, Office, Retail, Diversified	L+2.79%	10/29/2024	$1,131,473	$1,132,757	$1,136,303
33	BBB	Hospitality, Multifamily, Office, Retail, Diversified	L+2.30%	10/20/2024	816,234	817,997	819,883
21	B	Hospitality, Multifamily, Office	L+3.45%	10/27/2024	461,587	460,488	462,143
5	A	Hospitality, Industrial, Retail, Diversified	L+2.01%	1/25/2025	200,293	200,643	201,479
13	Other	Multifamily	L+2.48%	6/27/2026	112,045	112,586	112,698
114						2,724,471	2,732,506
CMBS - Fixed:
8	BBB	Multifamily, Diversified	4.3%	4/30/2028	67,662	64,999	68,560
6	BB	Hospitality, Multifamily, Office, Diversified	4.0%	1/17/2026	75,850	73,048	75,458
4	B	Hospitality, Multifamily, Diversified	4.3%	4/4/2026	82,493	81,534	81,402
6	Other	Multifamily, Diversified	4.5%	10/7/2026	56,298	54,008	55,476
24						273,589	280,896
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/21/2025	27,273	19,964	20,368
3	Other	Multifamily	N/A	4/11/2027	208,817	102,232	110,684
4						122,196	131,052
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	5/21/2026	1,800,924	10,367	10,367
1	BBB	Multifamily	0.1%	1/5/2028	225,803	1,534	1,534
1	A	Multifamily	0.1%	5/2/2025	194,399	978	978
1	Other	Multifamily	4.5%	1/7/2029	42,024	12,340	12,340
5						25,219	25,219
Corporate Bonds:
7	BB	Hospitality, Multifamily, Diversified	5.9%	6/30/2026	146,586	145,860	152,028
2	B	Hospitality, Multifamily	5.9%	10/9/2025	15,609	15,585	15,931
9						161,445	167,959
Term Loans:
4	B	Hospitality, Diversified	L+3.79%	1/11/2025	43,810	43,418	43,226
2	BB	Hospitality, Diversified	L+2.74%	5/2/2026	55,471	55,211	55,096
1	Other	Diversified	L+1.70%	2/6/2022	25,608	25,000	24,968
7						123,629	123,290
163						$3,430,549	$3,460,922

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
95						2,135,498	2,114,910
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
4						12,374	12,373
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102						$2,281,416	$2,259,913

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2019 and December 31, 2018, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2019 and December 31, 2018, one-month LIBOR was equal to 2.4% and 2.5%, respectively.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS, the underlying collateral.
(5)	Represents notional amount for interest only positions.

The Company’s investments in real estate-related securities and loans included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Fair Value		Interest Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
CMBS collateralized by properties	$1,057,625	$919,392	$12,290	$8,771	$24,370	$15,795
CMBS collateralized by a loan	164,770	163,404	2,090	762	4,187	1,448
Total	$1,222,395	$1,082,796	$14,380	$9,533	$28,557	$17,243

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The terms and conditions of such affiliated CMBS held as of June 30, 2019 are consistent with the terms described in such Note.

The Company’s investments in real estate-related securities and loans also included $98.5 million of CMBS collateralized by pools of commercial real estate debt, all or a portion of which included certain of the Company’s mortgage notes. The Company recognized $1.7 million and $3.3 million of interest income related to such CMBS during the three and six months ended June 30, 2019, respectively. No such investments were owned during the six months ended June 30, 2018.

During the three and six months ended June 30, 2019, the Company recorded a net unrealized gain of $20.8 million and $51.8 million, respectively. During the three and six months ended June 30, 2018, the Company recorded a net unrealized gain of $2.1 million and $3.8 million, respectively. Such unrealized gains were recorded as a component of Income from Real Estate-Related Securities and Loans on the Company’s Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2019, the Company sold two CMBS positions for approximately its cost basis. The Company did not sell any positions during the corresponding periods of the prior year.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table is a summary of the Company’s mortgage notes, term loans, and secured revolving credit facilities ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	June 30, 2019	December 31, 2018
Fixed rate
Fixed rate mortgages	4.00%	12/6/2025	N/A	$6,176,501	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	200,000
Total fixed rate loans	4.06%	11/28/2025		6,376,501	4,982,326
Variable rate
Floating rate mortgages	L+1.71%	5/9/2026	N/A	667,916	675,116
Variable rate term loans	L+1.66%	3/19/2023	N/A	732,325	603,500
Variable rate secured revolving credit facilities	L+1.65%	4/19/2023	$1,032,325	662,825	624,200
Total variable rate loans	L+1.67%	4/3/2024		2,063,066	1,902,816
Total loans secured by the Company's properties	4.06%	7/3/2025		8,439,567	6,885,142
Deferred financing costs, net				(61,922)	(53,546)
Premium on assumed debt, net				1,536	1,673
Mortgage notes, term loans, and secured revolving credit facilities, net				$8,379,181	$6,833,269

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2019, one-month LIBOR was equal to 2.4%.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of June 30, 2019 ($ in thousands):

Year	Amount
2019 (remaining)	$16,751
2020	98,938
2021	48,458
2022	881,656
2023	610,819
2024	1,594,210
Thereafter	5,188,735
Total	$8,439,567

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

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	June 30, 2019
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	10/3/2019	CMBS	$1,241,029	$984,284	None
Barclays MRA	9/29/2021	CMBS(3)	987,429	750,000	None
MS MRA	7/15/2019	CMBS	482,566	404,834	None
Citi MRA	7/21/2019	CMBS	296,331	244,180	None
MUFG MRA	4/30/2020	CMBS	84,447	63,836	None
			$3,091,802	$2,447,134

	December 31, 2018
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS(3)	$989,059	$750,000	None
RBC MRA	6/18/2019	CMBS	794,917	650,018	None
Citi MRA	1/13/2019	CMBS	193,372	154,736	None
MS MRA	1/15/2019	CMBS	173,050	146,569	None
MUFG MRA	4/30/2020	CMBS	15,266	12,400	None
			$2,165,664	$1,713,723

(1)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in July 2019 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate-related securities that serve as collateral.
(3)	As of June 30, 2019 and December 31, 2018, the security interests pledged under the Barclays MRA include one corporate bond.

The weighted average interest rate of the Company’s repurchase agreements was 3.61% (L+1.22%) as of June 30, 2019. The term “L” refers to the one-month, three-month or 12-month U.S. dollar-denominated LIBOR.

8. Unsecured Revolving Credit Facilities

On February 21, 2019, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. During the second quarter of 2019, the Company increased the capacity of the unsecured line of credit to $685.0 million. As of June 30, 2019, there was $240.0 million outstanding on such line.

The Company also maintains a $250 million unsecured line of credit with an affiliate of Blackstone of which there was no outstanding balance as of June 30, 2019. For additional information regarding the affiliate line of credit, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2019	December 31, 2018
Real estate intangibles, net	$339,837	$292,658
Receivables	60,470	45,799
Prepaid expenses	20,024	10,746
Pre-acquisition costs	17,552	15,361
Straight-line rent receivable	16,395	10,337
Deferred financing costs, net	13,112	5,822
Deferred leasing costs, net	12,050	7,621
Other	27,312	22,601
Total	$506,752	$410,945

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2019	December 31, 2018
Subscriptions received in advance	$402,493	$166,542
Payable for real estate-related securities and loans	129,317	—
Accounts payable and accrued expenses	80,304	53,247
Real estate taxes payable	64,299	56,555
Intangible liabilities, net	60,114	55,709
Right of use lease liability - financing leases	56,270	4,300
Distribution payable	34,143	21,360
Right of use lease liability - operating leases	31,714	—
Tenant security deposits	31,120	23,493
Accrued interest expense	28,852	24,432
Prepaid rental income	23,396	29,112
Other	37,181	29,648
Total	$979,203	$464,398

10. Equity and Redeemable Non-controlling Interest

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Six Months Ended June 30, 2019
	Class S	Class T	Class D	Class I	Total
December 31, 2018	276,989	23,313	30,375	108,261	438,938
Common stock issued	102,407	8,864	22,112	123,319	256,702
Distribution reinvestment	5,157	388	574	2,484	8,603
Common stock repurchased	(3,397)	(661)	(144)	(5,508)	(9,710)
June 30, 2019	381,156	31,904	52,917	228,556	694,533

Share Repurchase Plan

For the six months ended June 30, 2019, the Company repurchased 9,710,021 shares of common stock and 6,454 BREIT OP units representing a total of $105.7 million. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2019.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2019:

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3170	$0.3170	$0.3170	$0.3170
Stockholder servicing fee per share of common stock	(0.0464)	(0.0455)	(0.0135)	—
Net distributions declared per share of common stock	$0.2706	$0.2715	$0.3035	$0.3170

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in BREIT OP. See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for their share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2019, the Company recorded an allocation adjustment of $1.4 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2019 ($ in thousands):

December 31, 2018	$9,233
Settlement of 2018 performance participation allocation	37,484
Conversion to Class I shares	(11,620)
Repurchases	(25,407)
GAAP income allocation	(351)
Distributions	(597)
Fair value allocation	1,441
June 30, 2019	$10,183

11. Related Party Transactions

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and six months ended June 30, 2019, the Company incurred management fees of $22.5 million and $39.7 million, respectively.  During the three and six months ended June 30, 2018, the Company incurred management fees of $9.3 million and $16.3 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company issued 2,870,390 and 1,206,253, respectively, unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $8.3 million and $5.1 million related to the management fees as of June 30, 2019 and December 31, 2018, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2019, the Adviser was issued 746,844 unregistered Class I shares as payment for the $8.3 million management fees accrued as of June 30, 2019. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the six months ended June 30, 2019, the Adviser submitted 4,574,431 Class I shares for repurchase resulting in a total repurchase of $49.9 million. The Adviser did not submit any shares for repurchase during the six months ended June 30, 2018.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three and six months ended June 30, 2019, the Company recognized $29.9 million and $50.1 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was achieved as of June 30, 2019. During the three and six months ended June 30, 2018, the Company recognized $9.5 million and $17.3 million, respectively, of Performance Participation Allocation expense as the performance hurdle was achieved as of June 30, 2018.

In January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018.  Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. Additionally, during the three months ended June 30, 2019, the Special Limited Partner redeemed approximately 1.9 million Class I units in BREIT OP for $21.1 million. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2019	December 31, 2018
Accrued stockholder servicing fee(1)	$359,917	$238,496
Performance participation allocation	50,061	37,484
Accrued management fee	8,272	5,124
Advanced organization and offering costs	7,159	8,181
Accrued affiliate service provider expenses	3,214	3,115
Accrued affiliate incentive compensation awards	—	4,714
Other	1,388	4,467
Total	$430,011	$301,581

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

Accrued affiliate service provider expenses and incentive compensation awards

In March 2019, the Company engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by a Blackstone-advised fund, to provide operational services (including property management, leasing, and construction management), corporate support services (including accounting, legal, and tax), and transaction support services for the Company’s industrial assets. Prior to such time, Gateway Industrial Properties L.L.C. serviced the Company’s industrial assets. For further detail on other affiliate relationships, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables detail the amounts incurred for affiliate service providers during the three and six months ended June 30, 2019 and 2018 ($ in thousands).

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
LivCor, L.L.C.	$4,398	$2,048	$13	$—	$563	$101
Gateway Industrial Properties L.L.C.	429	673	—	—	—	17
Link Industrial Properties LLC	3,112	—	285	—	1,000	—
ShopCore Properties TRS Management LLC	299	258	8	—	—	—
BRE Hotels and Resorts LLC	1,087	171	194	—	—	—
Revantage Corporate Services, L.L.C.	274	—	—	—	—	8
Total	$9,599	$3,150	$500	$—	$1,563	$126

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
LivCor, L.L.C.	$8,426	$3,191	$154	$—	$921	$101
Gateway Industrial Properties LLC	2,524	1,078	236	—	27	196
Link Industrial Properties LLC	3,112	—	285	—	1,000	—
ShopCore Properties TRS Management LLC	701	498	13	—	15	—
BRE Hotels and Resorts LLC	1,741	318	312	—	—	—
Revantage Corporate Services, LLC	533	—	—	—	—	8
Total	$17,037	$5,085	$1,000	$—	$1,963	$305

Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets.

The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company. The value of the award at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of June 30, 2019, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $7.0 million and is expected to be recognized over a period of 3.5 years from June 30, 2019. Neither Blackstone nor the Adviser receives any fees or incentive payments from agreements between the Company and such portfolio companies or their management teams.

The 2018 portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and, in January 2019, the Company issued approximately 0.4 million of fully vested Class I units in BREIT OP to certain employees of such companies.

Affiliate Title Service Provider

During the three and six months ended June 30, 2019, the Company paid Lexington National Land Services $2.7 million and $2.8 million, respectively, for title services related to 17 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheet. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Other

As of June 30, 2019 and December 31, 2018, the Adviser had advanced $1.4 million and $1.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

12. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2019, the Company had five ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and one of the Company’s operating leases contains a renewal option for an additional 99 year term. The following table presents the future lease payments due under the Company’s ground leases ($ in thousands):

	Operating Leases	Financing Leases
2019 (remaining)	$742	$1,474
2020	1,445	2,991
2021	1,481	3,081
2022	1,518	3,174
2023	1,556	3,269
2024	1,596	3,367
Thereafter	457,749	330,546
Total undiscounted future lease payments	466,087	347,902
Difference between undiscounted cash flows and discounted cash flows	434,373	291,632
Total lease liability	$31,714	$56,270

The Company utilized its incremental borrowing rate of approximately 7% to determine its lease liabilities. As of June 30, 2019, the weighted average remaining lease term of the Company’s operating leases and financing leases was 74 years and 77 years, respectively.

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

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue. The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed ground rent expense	$359	$68	$718	$136
Variable ground rent expense	3	24	21	30
Total cash portion of ground rent expense	362	92	739	166
Non-cash ground rent expense	1,092	107	2,184	158
Total operating lease costs	$1,454	$199	$2,923	$324

The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on lease liabilities	$739	$—	$754	$—
Amortization of right-of-use assets	261	—	261	—
Total financing lease costs	$1,000	$—	$1,015	$—

Lease costs recognized during the prior periods are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, and retail properties. Leases at the Company’s industrial and retail properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Leases at the Company’s industrial and retail properties are generally longer term and may contain extension and termination options at the lessee’s election. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed lease payments	$223,882	$110,254	$412,737	$188,767
Variable lease payments	23,790	15,560	47,132	24,608
Rental revenue	$247,672	$125,814	$459,869	$213,375

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2019 (remaining)	$146,705
2020	278,991
2021	246,743
2022	200,453
2023	154,817
2024	110,253
Thereafter	311,494
Total	$1,449,456

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2019	December 31, 2018
Multifamily	$8,299,626	$5,396,457
Industrial	4,686,239	3,966,796
Hotel	1,745,454	1,268,992
Retail	175,281	136,273
Real estate-related securities and loans	3,479,085	2,281,033
Other (Corporate)	476,402	187,607
Total assets	$18,862,087	$13,237,158

The following table sets forth the financial results by segment for the three months ended June 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$159,243	$85,368	$—	$3,061	$—	$247,672
Hotel revenue	—	—	94,351	—	—	94,351
Other revenue	9,038	95	3,075	77	—	12,285
Total revenues	168,281	85,463	97,426	3,138	—	354,308
Expenses:
Rental property operating	73,772	26,196	—	1,243	—	101,211
Hotel operating	—	—	63,197	—	—	63,197
Total expenses	73,772	26,196	63,197	1,243	—	164,408
Income from real estate-related securities and loans	—	—	—	—	51,784	51,784
Segment net operating income	$94,509	$59,267	$34,229	$1,895	$51,784	$241,684
Depreciation and amortization	$96,631	$47,403	$16,257	$1,563	$—	$161,854
General and administrative						(4,878)
Management fee						(22,487)
Performance participation allocation						(29,898)
Gain on disposition of real estate						29,686
Interest income						303
Interest expense						(103,279)
Other income (expense)						(2,061)
Net loss						$(52,784)
Net loss attributable to non-controlling interests in third party joint ventures						$970
Net loss attributable to non-controlling interests in BREIT OP						1,110
Net loss attributable to BREIT stockholders						$(50,704)

The following table sets forth the financial results by segment for the three months ended June 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$70,384	$53,235	$—	$2,195	$—	$125,814
Hotel revenue	—	—	21,196	—	—	21,196
Other revenue	5,047	140	8	21	—	5,216
Total revenues	75,431	53,375	21,204	2,216	—	152,226
Expenses:
Rental property operating	35,959	14,678	—	815	—	51,452
Hotel operating	—	—	13,522	—	—	13,522
Total expenses	35,959	14,678	13,522	815	—	64,974
Income from real estate-related securities and loans	—	—	—	—	17,397	17,397
Segment net operating income	$39,472	$38,697	$7,682	$1,401	$17,397	$104,649
Depreciation and amortization	$48,181	$31,822	$3,800	$1,023	$—	$84,826
General and administrative						(2,901)
Management fee						(9,281)
Performance participation allocation						(9,476)
Interest income						121
Interest expense						(49,841)
Other income (expense)						(389)
Net loss						$(51,944)
Net loss attributable to non-controlling interests in third party joint ventures						$1,217
Net loss attributable to non-controlling interests in BREIT OP						245
Net loss attributable to BREIT stockholders						$(50,482)

The following table sets forth the financial results by segment for the six months ended June 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$287,141	$166,669	$—	$6,059	$—	$459,869
Hotel revenue	—	—	169,617	—	—	169,617
Other revenue	16,649	312	4,802	150	—	21,913
Total revenues	303,790	166,981	174,419	6,209	—	651,399
Expenses:
Rental property operating	135,596	51,057	—	2,369	—	189,022
Hotel operating	—	—	114,517	—	—	114,517
Total expenses	135,596	51,057	114,517	2,369	—	303,539
Income from real estate-related securities and loans	—	—	—	—	113,467	113,467
Segment net operating income	$168,194	$115,924	$59,902	$3,840	$113,467	$461,327
Depreciation and amortization	$175,165	$92,425	$30,683	$3,060	$—	$301,333
General and administrative						(8,059)
Management fee						(39,664)
Performance participation allocation						(50,061)
Gain on disposition of real estate						29,686
Interest income						497
Interest expense						(194,866)
Other income (expense)						(407)
Net loss						$(102,880)
Net loss attributable to non-controlling interests in third party joint ventures						$3,006
Net loss attributable to non-controlling interests in BREIT OP						2,324
Net loss attributable to BREIT stockholders						$(97,550)

The following table sets forth the financial results by segment for the six months ended June 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$131,127	$77,836	$—	$4,412	$—	$213,375
Hotel revenue	—	—	39,017	—	—	39,017
Other revenue	9,284	178	16	40	—	9,518
Total revenues	140,411	78,014	39,033	4,452	—	261,910
Expenses:
Rental property operating	66,579	21,863	—	1,628	—	90,070
Hotel operating	—	—	25,136	—	—	25,136
Total expenses	66,579	21,863	25,136	1,628	—	115,206
Income from real estate-related securities and loans	—	—	—	—	30,632	30,632
Segment net operating income	$73,832	$56,151	$13,897	$2,824	$30,632	$177,336
Depreciation and amortization	$104,054	$45,820	$7,010	$2,066	$—	$158,950
General and administrative						(4,946)
Management fee						(16,250)
Performance participation allocation						(17,349)
Interest income						198
Interest expense						(81,232)
Other income (expense)						(389)
Net loss						$(101,582)
Net loss attributable to non-controlling interests in third party joint ventures						$2,930
Net loss attributable to non-controlling interests in BREIT OP						622
Net loss attributable to BREIT stockholders						$(98,030)

14. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings.

15. Subsequent Events

Acquisitions

Subsequent to June 30, 2019, the Company acquired an aggregate of $520.7 million of real estate, exclusive of closing costs, across 6 separate transactions.

Subsequent to June 30, 2019, the Company acquired an aggregate of $62.0 million of real estate-related securities and loans.

Proceeds from the Issuance of Common Stock

Subsequent to June 30, 2019, the Company had received net proceeds of $1.3 billion from the issuance of its common stock.

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

Overview

BREIT invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities and loans. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of The Blackstone Group Inc. (“Blackstone”), a leading investment manager, which serves as our sponsor. As of June 30, 2019, we operated our business in five reportable segments: Multifamily, Industrial, Hotel, and Retail Properties, and real estate-related securities and loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing.

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We will generally not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. We subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of August 14, 2019, we had received net proceeds of $8.7 billion from the Offering and the sale of unregistered shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities and loans as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

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

Q2 2019 Highlights

Operating Results:

•	Raised $2.0 billion of net proceeds during the three months ended June 30, 2019 and a total $2.8 billion of net proceeds during the six months ended June 30, 2019.
•	Subsequent to June 30, 2019, we raised $1.3 billion of net proceeds from the issuance of our common stock.
•	Declared monthly net distributions totaling $90.9 million and $160.4 million for the three and six months ended June 30, 2019, respectively.
•

Year-to-date total return through June 30, 2019, without upfront selling commissions, was 5.1% for Class S, 5.1% for Class T, 5.4% for Class D, and 5.6% for Class I shares. Year to date total return assuming full upfront selling commissions was 1.6% for Class S, 1.6% for Class T, and 3.8% for Class D shares.

Investments:

•

Acquired 103 industrial, 36 multifamily, 21 hotel, and one retail property across 23 transactions with a total purchase price of $3.2 billion, inclusive of closing costs, during the three months ended June 30, 2019.  The acquisitions are consistent with our strategy of acquiring diversified, income producing, commercial real estate assets concentrated in high growth markets across the U.S.

•

Entered into an agreement to acquire a 64 million square foot income-oriented, high-quality, 95% leased industrial portfolio in well-located, in-fill locations for $5.3 billion, excluding closing costs. The transaction is expected to close in October 2019.

•	Sold the parking garage attached to the Hyatt Place San Jose Downtown property to a third party. Net proceeds from the sale were $44.3 million which resulted in a realized gain of $29.7 million.
•

Our 652 properties as of June 30, 2019 consisted of Multifamily (56% based on fair value), Industrial (33%), Hotel (10%), and Retail (1%) and our portfolio of real estate was concentrated in the following regions: South (39%), West (38%), East (15%), and Midwest (8%).

•

Made 55 investments in real estate-related securities and loans with a total cost basis of $1.2 billion consisting of commercial mortgage-backed securities (“CMBS”), corporate bonds and term loans of real estate-related companies and we held 163 positions as of June 30, 2019.

•

Investments in real estate-related securities and loans as of June 30, 2019 were diversified by credit rating — BB (41% based on fair value), BBB (26%), B (17%), Other (9%), A (6%), and AAA (1%) and collateral backing — Hospitality (53%), Office (17%), Multifamily (13%), Diversified (8%), Retail (7%), and Industrial (2%).

Financings:

•

Increased the capacity of the unsecured line of credit with a third party by $335.0 million to $685.0 million. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%.

•	Continued our strategy of obtaining secured revolving credit capacity by adding an additional $128.8 million of revolving credit capacity.
•

Closed or assumed an aggregate $1.2 billion in property-level financing and obtained an additional $0.7 billion of financings secured by our investments in real estate-related securities and loans during the three months ended June 30, 2019.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities and loans based on fair value as of June 30, 2019:

The following charts further describe our portfolio composition in real properties based on fair value as of June 30, 2019:

The following map identifies the top 10 markets of our portfolio composition in real properties based on fair value as of June 30, 2019:

Investments in Real Estate

As of June 30, 2019, we had acquired 652 properties with a total purchase price of $15.1 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel and Retail properties, located in growth markets across the U.S. The following table provides a summary of our portfolio as of June 30, 2019:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys(1)	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	172	54,033 units	93%	$13,330	$8,904,021	$303,790	47%
Industrial	429	58,593 sq. ft.	95%	$5.10	5,063,441	166,981	25%
Hotel	47	7,142 keys	82%	$152.90/$125.06	1,648,807	174,419	27%
Retail	4	600 sq. ft.	98%	$19.60	179,321	6,209	1%
Total	652				$15,795,590	$651,399	100%

(1)	Multifamily includes other types of rental housing such as manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)

The occupancy rate is as of June 30, 2019 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended June 30, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(3)

For multifamily properties, industrial properties, and retail properties, represents the annualized June 30, 2019 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the twelve months ended June 30, 2019. Hotels owned less than twelve months are excluded from the ADR and RevPAR calculations.

(4)	Based on fair value as of June 30, 2019.

Real Estate

The following table provides information regarding our portfolio of real properties as of June 30, 2019:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	92%
TA Multifamily Portfolio	6	Various(4)	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	89%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	92%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	96%
ACG II Multifamily	4	Various(5)	Sept. 2017	94%	932 units	90%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	95%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	20	Various(6)	Nov. 2017 & Jan. 2018	90%	4,584 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	93%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	96%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	94%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	95%
Wave Multifamily Portfolio	6	Various(7)	May 2018	100%	2,199 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	92%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various(8)	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	62%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	91%
Citymark Multifamily 2-Pack	2	Various(9)	April 2019	95%	608 units	99%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	96%
Raider Multifamily Portfolio	3	Las Vegas, NV	April & June 2019	100%	1,110 units	93%
Bridge II Multifamily Portfolio	5	Various(10)	April & June 2019	100%	1,911 units	92%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Various(11)	May 2019	100%	454 units	83%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	90%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	97%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	94%
ACG IV Multifamily	2	Various(12)	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	95%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	92%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	96%
Southwest MH	14	Various(13)	June 2018	99%	3,065 units	79%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	85%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	233 units	91%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	73%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	93%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	939 units	80%
Florida MH 4-Pack	1	Tarpon Springs, FL	April 2019	99%	137 units	93%
EdR Student Housing Portfolio	20	Various(14)	Sept. 2018	95%	10,610 units	92%
Total Multifamily	172				54,033 units

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	38	Various(15)	April 2017	100%	5,968 sq. ft.	92%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various(16)	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	146	Various(17)	March 2018	100%	21,719 sq. ft.	97%
HP Cold Storage Industrial Portfolio	6	Various(18)	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various(19)	Nov. 2018	99%(19)	14,011 sq. ft.	93%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	98%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	95%
D.C. Powered Shell Warehouse Portfolio	7	Ashburn & Manassas, VA	June 2019	90%	1,174 sq. ft.	100%
Total Industrial	429				58,593 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	85%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	79%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	469 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	78%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	81%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	83%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	93%
Corporex Select Service Portfolio	5	Various(20)	Aug. 2018	100%	601 keys	N/A
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	N/A
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	N/A
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	N/A
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	N/A
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	N/A
Raven Select Service Portfolio	21	Various(21)	June 2019	100%	2,555 keys	N/A
Total Hotel	47				7,142 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	90%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Total Retail	4				600 sq. ft.

Total Investments in Real Estate	652

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
(3)

The occupancy rate is as of June 30, 2019 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended June 30, 2019. The occupancy rate is excluded for hotels owned less than twelve months.

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

(9)	The Citymark Multifamily 2-Pack is located in Las Vegas, NV (61% of units) and Lithia Springs, GA (39%).
(10)	The Bridge II Multifamily Portfolio is located in Phoenix, AZ (25% of units), Lakeland, FL (23%), Charlotte, NC (18%), Corona Hills, CA (17%), and Moreno Valley, CA (17%).
(11)	The Davis Multifamily 2-Pack is located in Jacksonville, FL (56% of units) and Raleigh, NC (44%).
(12)	ACG IV Multifamily is located in Puyallup, WA (74% of units) and Woodland, CA (26%).
(13)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(14)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(15)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of sq. ft.), Chicago, IL (23%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (10%) and Orlando, FL (2%).
(16)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of sq. ft.), Atlanta, GA (26%), and Nashville, TN (21%).
(17)	The Canyon Industrial Portfolio is primarily concentrated in Chicago, IL (19% of sq. ft.), Dallas, TX (15%), Indianapolis, IN (11%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).
(18)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of sq. ft.), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(19)

The Meridian Industrial Portfolio consists of 106 industrial properties primarily concentrated in Memphis, TN (23% of sq. ft.), Orlando, FL (19%), Jacksonville, FL (10%), Atlanta, GA (9%), Richmond, VA (7%), and Winston-Salem, NC (7%). We own a 99% joint venture interest in 74 of the properties and wholly own the other 32 properties.

(20)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).
(21)

The Raven Select Service Portfolio is primarily concentrated in Fort Lauderdale/West Palm, FL (24% of keys), Austin/San Antonio, TX (14%), Salt Lake City, UT (10%), Boulder, CO (10%), Durham, NC (7%), Minneapolis, MN (7%), and Chicago, IL (6%).

On June 2, 2019, we entered into an agreement to acquire a 64 million square foot income-oriented, high-quality, 95% leased industrial portfolio (the “Jupiter Portfolio”) in well-located, in-fill locations for $5.3 billion, excluding closing costs. The Jupiter Portfolio consists of 316 industrial properties with 51% of aggregate square footage located in Dallas/Fort Worth, Chicago, Central Pennsylvania, Atlanta and Central Florida. The Jupiter Portfolio is leased to 745 tenants including e-commerce and logistics companies such as Amazon, FedEx and DHL, as well as Starbucks, Wayfair and Whirlpool. We expect the closing of the acquisition to occur in October 2019.

Subsequent to June 30, 2019, we acquired an aggregate of $520.7 million of real estate, exclusive of closing costs, across 6 separate transactions.

Investments in Real Estate-Related Securities and Loans

During the six months ended June 30, 2019, we invested $1.2 billion in real estate-related securities and loans. The following table details our investments in real estate-related securities and loans as of June 30, 2019 ($ in thousands):

			June 30, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
42	BB	Hospitality, Industrial, Multifamily, Office, Retail, Diversified	L+2.79%	10/29/2024	$1,131,473	$1,132,757	$1,136,303
33	BBB	Hospitality, Multifamily, Office, Retail, Diversified	L+2.30%	10/20/2024	816,234	817,997	819,883
21	B	Hospitality, Multifamily, Office	L+3.45%	10/27/2024	461,587	460,488	462,143
5	A	Hospitality, Industrial, Retail, Diversified	L+2.01%	1/25/2025	200,293	200,643	201,479
13	Other	Multifamily	L+2.48%	6/27/2026	112,045	112,586	112,698
114						2,724,471	2,732,506
CMBS - Fixed:
8	BBB	Multifamily, Diversified	4.3%	4/30/2028	67,662	64,999	68,560
6	BB	Hospitality, Multifamily, Office, Diversified	4.0%	1/17/2026	75,850	73,048	75,458
4	B	Hospitality, Multifamily, Diversified	4.3%	4/4/2026	82,493	81,534	81,402
6	Other	Multifamily, Diversified	4.5%	10/7/2026	56,298	54,008	55,476
24						273,589	280,896
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/21/2025	27,273	19,964	20,368
3	Other	Multifamily	N/A	4/11/2027	208,817	102,232	110,684
4						122,196	131,052
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	5/21/2026	1,800,924	10,367	10,367
1	BBB	Multifamily	0.1%	1/5/2028	225,803	1,534	1,534
1	A	Multifamily	0.1%	5/2/2025	194,399	978	978
1	Other	Multifamily	4.5%	1/7/2029	42,024	12,340	12,340
5						25,219	25,219
Corporate Bonds:
7	BB	Hospitality, Multifamily, Diversified	5.9%	6/30/2026	146,586	145,860	152,028
2	B	Hospitality, Multifamily	5.9%	10/9/2025	15,609	15,585	15,931
9						161,445	167,959
Term Loans:
4	B	Hospitality, Diversified	L+3.79%	1/11/2025	43,810	43,418	43,226
2	BB	Hospitality, Diversified	L+2.74%	5/2/2026	55,471	55,211	55,096
1	Other	Diversified	L+1.70%	2/6/2022	25,608	25,000	24,968
7						123,629	123,290
163						$3,430,549	$3,460,922

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2019, were either not ratable or have not been submitted to ratings agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2019, one-month LIBOR was 2.4%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS, the underlying collateral.
(5)	Represents notional amount for CMBS interest only positions.

The following charts further describe the diversification of our real estate-related securities and loans by credit rating and collateral type based on fair value as of June 30, 2019:

Credit Rating(1)	Collateral Type

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of June 30, 2019, were either not ratable or have not been submitted to ratings agencies.

Subsequent to June 30, 2019, we purchased an aggregate of $62.0 million of real estate-related securities and loans.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of June 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019 (remaining)	85	$8,560	3%	1,853	3%
2020	190	34,504	12%	6,885	12%
2021	235	46,390	16%	9,814	18%
2022	215	44,830	15%	8,058	14%
2023	169	47,986	17%	9,430	17%
2024	142	29,777	10%	6,390	12%
2025	53	18,099	6%	3,452	6%
2026	31	17,530	6%	2,730	5%
2027	24	16,907	6%	2,861	5%
2028	25	7,988	3%	929	2%
Thereafter	32	16,373	6%	3,430	6%
Total	1,201	$288,944	100%	55,832	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our condensed consolidated financial statements included herein and Note 11 to the consolidated finance statements included in our Annual Report on form 10-K for the year ended December 31, 2018.

Results of Operations

Due to the significant amount of acquisitions of real estate and real estate-related securities and loans we have made since we commenced principal operations in January 2017, our results of operations for the three and six months ended June 30, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the full three and six months ended June 30, 2019 and 2018 and are discussed further below.

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

For the three months ended June 30, 2019 and 2018, our same property portfolio consisted of 52 multifamily, 204 industrial, 10 hotel, and two retail properties. For the six months ended June 30, 2019 and 2018, our same property portfolio consisted of 44 multifamily, 55 industrial, 10 hotel, and two retail properties.

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

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		2019 vs. 2018	Six Months Ended June 30,		2019 vs. 2018
	2019	2018		$2019	2018	$
Net loss attributable to BREIT stockholders	$(50,704)	$(50,482)	$(222)	$(97,550)	$(98,030)	$480
Adjustments to reconcile to same property NOI
General and administrative	4,878	2,901	1,977	8,059	4,946	3,113
Management fee	22,487	9,281	13,206	39,664	16,250	23,414
Performance participation allocation	29,898	9,476	20,422	50,061	17,349	32,712
Affiliate incentive compensation awards	500	—	500	1,000	—	1,000
Depreciation and amortization	161,854	84,826	77,028	301,333	158,950	142,383
Income from real estate-related securities and loans	(51,784)	(17,397)	(34,387)	(113,467)	(30,632)	(82,835)
Gain on disposition of real estate	(29,686)	—	(29,686)	(29,686)	—	(29,686)
Interest income	(303)	(121)	(182)	(497)	(198)	(299)
Interest expense	103,279	49,841	53,438	194,866	81,232	113,634
Other income (expense)	2,061	389	1,672	407	389	18
Net loss attributable to non-controlling interests in third party joint ventures	(970)	(1,217)	247	(3,006)	(2,930)	(76)
Net loss attributable to non-controlling interests in BREIT OP	(1,110)	(245)	(865)	(2,324)	(622)	(1,702)
NOI	190,400	87,252	103,148	348,860	146,704	202,156
Non-same property NOI	111,650	8,899	102,751	247,664	48,989	198,675
Same property NOI	$78,750	$78,353	$397	$101,196	$97,715	$3,481

The following table details the components of same property NOI for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$111,213	$109,278	$1,935	2%
Hotel revenue	18,536	18,503	33	0%
Other revenue	3,695	4,523	(828)	(18%)
Total revenues	133,444	132,304	1,140	1%

Rental property operating	42,697	41,843	854	2%
Hotel operating	11,997	12,108	(111)	(1%)
Total expenses	54,694	53,951	743	1%
Same property NOI	$78,750	$78,353	$397	1%

Same Property – Rental Revenue

Same property rental revenue increased $1.9 million for the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was due to a $2.6 million increase in base rental revenue partially offset by a $0.3 million decrease in tenant reimbursement income. Additionally, as a result of the adoption of ASU 2016-02, $0.4 million of bad debt expense was recorded as a component of same property rental revenue for the three months ended June 30, 2019. For the three months ended June 30, 2018, bad debt expense was recorded as a component of rental property operating expenses. For further detail on the adoption of ASU 2016-02 see Note 2 to the condensed consolidated financial statements.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Three Months Ended June 30,		Change in Base	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$55,356	$53,776	$1,580	0%	+3%
Industrial	40,176	39,149	1,027	+1%	+3%
Retail	1,805	1,782	23	+1%	+1%
Total base rental revenue	$97,337	$94,707	$2,630

(1)	The annualized base rent per leased square foot or unit for the three months ended June 30, 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue increased $33 thousand for the three months ended June 30, 2019 compared to the corresponding period in 2018. ADR for the hotels in our same property portfolio increased from $165 to $170 while occupancy decreased 2% and RevPAR increased from $138 to $139 during the three months ended June 30, 2019 compared to the corresponding period in 2018.

Same Property –Other Revenue

Same property other revenue decreased $0.8 million for the three months ended June 30, 2019 compared to the corresponding period in 2018. The decrease in other revenue for the three months ended June 30, 2019 was primarily a result of lower non-recurring lease related fees such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses increased $0.9 million during the three months ended June 30, 2019, compared to the corresponding period in 2018. The increase in rental property operating expenses was primarily the result of a $1.5 million increase in real estate taxes, insurance and repair and maintenance expenses at our multifamily and industrial properties. The increase was partially offset by the presentation of bad debt expense as a component of rental revenue for the three months ended June 30,

2019 as a result of the adoption of ASU 2016-02. During the three months ended June 30, 2018, $0.6 million of bad debt expense was recorded as a component of rental property operating expense.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $0.1 million during the three months ended June 30, 2019, compared to the corresponding period in 2018. The decrease in hotel operating expenses was primarily the result of decreased expenses related to hurricane damage incurred in 2018 at certain of our hotels in Tampa and Orlando, Florida partially offset by an increase in payroll costs at certain hotels within our portfolio.

The following table details the components of same property NOI for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$140,710	$137,600	$3,110	2%
Hotel revenue	37,041	36,081	960	3%
Other revenue	7,077	7,774	(697)	(9%)
Total revenues	184,828	181,455	3,373	2%

Rental property operating	59,428	60,029	(601)	(1%)
Hotel operating	24,204	23,711	493	2%
Total expenses	83,632	83,740	(108)	0%
Same property NOI	$101,196	$97,715	$3,481	4%

Same Property – Rental Revenue

Same property rental revenue increased $3.1 million for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to an increase of $3.9 million in base rental revenue and a $0.2 million increase in tenant reimbursement revenue. Additionally, as a result of the adoption of ASU 2016-02, $1.0 million of bad debt expense was recorded as a component of same property rental revenue for the six months ended June 30, 2019.  For the six months ended June 30, 2018, bad debt expense was recorded as a component of rental property operating expenses. For further detail on the adoption of ASU 2016-02, see Note 2 to the condensed consolidated financial statements.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Six Months Ended June 30,		Change in Base	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$103,364	$99,809	$3,555	+1%	+2%
Industrial	21,197	20,926	271	0%	+2%
Retail	3,609	3,567	42	+1%	0%
Total base rental revenue	$128,170	$124,302	$3,868

(1)	The annualized base rent per leased square foot or unit for the six months ended June 30, 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue increased $1.0 million for the six months ended June 30, 2019, compared to the corresponding period in 2018 primarily due to an increase of $0.7 million at our hotel property located in downtown Atlanta, Georgia. The Hyatt House Downtown Atlanta experienced increased occupancy, ADR, and RevPAR during the first quarter of 2019 as a result of increased demand primarily associated with the Super Bowl. The remaining increase in hotel revenue was due to an increase in ADR and RevPAR across the remaining hotel properties in our portfolio. ADR for the hotels increased from $163 to $172 while occupancy decreased 1% and RevPAR increased from $134 to $138 during the six months ended June 30, 2019 compared to the corresponding period in 2018.

Same Property –Other Revenue

Same property other revenue decreased $0.7 million for the six months ended June 30, 2019 compared to the corresponding period in 2018. The decrease in other revenue for the six months ended June 30, 2019 was primarily a result of lower non-recurring lease related fees, such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $0.6 million during the six months ended June 30, 2019, compared to the corresponding period in 2018. The decrease in rental property operating expenses was the result of the presentation of bad debt expense as a component of rental revenue for the six months ended June 30, 2019 as a result of the adoption of ASU 2016-02. During the six months ended June 30, 2018, $1.5 million of bad debt expense was recorded as a component of rental property operating expense. The change in presentation of bad debt expense was partially offset by an increase in real estate taxes and insurance expenses at our multifamily properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.5 million during the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase in hotel operating expenses for the six months ended June 30, 2019 was primarily a result of an increase in payroll costs at certain hotels within our portfolio, along with an increase in general operating expenses across the portfolio associated with the overall increase in revenues.

Other Operating Income and Expense Items

General and Administrative Expenses

During the three and six months ended June 30, 2019, general and administrative expenses increased $2.0 million and $3.1 million, respectively, compared to the corresponding periods in 2018, primarily due to various corporate level expenses that are related to the increased size of our portfolio.

Management Fee

During the three and six months ended June 30, 2019, the management fee increased by $13.2 million and $23.4 million, respectively, compared to the corresponding periods in 2018. The increase was due to the growth in our net asset value (“NAV”).

Performance Participation Allocation

During the three and six months ended June 30, 2019, the unrealized performance participation allocation accrual increased $20.4 million and $32.7 million, respectively, compared to the corresponding periods in 2018. The increase was the result of our increased NAV and a higher total return than the corresponding period in 2018. Such amount was allocated to the Special Limited Partner.

Depreciation and amortization

Depreciation and amortization increased significantly compared to the corresponding periods in 2018. The increase was driven by the growth in our portfolio, which increased from 314 properties as of June 30, 2018 to 652 properties as of June 30, 2019.

Income from Real Estate-Related Securities and Loans

During the three and six months ended June 30, 2019, income from real estate-related securities and loans increased $34.4 million and $82.8 million, respectively, compared to the corresponding periods in 2018. The increase was primarily due to the growth of our portfolio of investments in real estate-related securities and loans which increased from 74 positions as of June 30, 2018 to 163 positions as of June 30, 2019.

Gain from sale on disposition of real estate

During the three and six months ended June 30, 2019, we recorded $29.7 million of a gain from the disposition of real estate related to the sale of the parking garage attached to the Hyatt Place San Jose Downtown property. We did not sell any real estate in the corresponding periods in 2018.

Interest Expense

During the three and six months ended June 30, 2019, interest expense increased $53.4 million and $113.6 million, respectively, compared to the corresponding periods in 2018. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and loans and the related indebtedness of such investments.

Non-same Property NOI

Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period over period. We expect the non-same property NOI variance period over period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to BREIT stockholders	$(50,704)	$(50,482)	$(97,550)	$(98,030)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	161,854	84,826	301,333	158,950
Gain on disposition of real estate	(29,686)	—	(29,686)	—
Amount attributable to non-controlling interests for above adjustments	(5,431)	(2,266)	(12,629)	(5,162)
FFO attributable to BREIT stockholders	76,033	32,078	161,468	55,758
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(1,537)	(2,671)	(3,728)	(3,760)
Amortization of above- and below-market lease intangibles	(2,007)	(1,352)	(3,722)	(1,857)
Amortization of mortgage premium/discount	15	(55)	(3)	(101)
Unrealized (gains) losses from changes in the fair value of real estate-related securities and loans	(15,489)	(2,059)	(45,492)	(3,848)
Amortization of restricted stock awards	100	25	200	50
Non-cash performance participation allocation	29,898	9,476	50,061	17,349
Non-cash incentive compensation awards to affiliated service providers	500	—	1,000	—
Gain on involuntary conversion	(75)	—	(1,389)	—
Amount attributable to non-controlling interests for above adjustments	(265)	(14)	84	(47)
AFFO attributable to BREIT stockholders	87,173	35,428	158,479	63,544
Adjustments to arrive at FAD:
Realized (gains) losses on real estate-related securities and loans	40	—	25	—
Management fee paid in shares	22,487	9,281	39,664	16,250
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(11,587)	(3,149)	(20,835)	(5,854)
Stockholder servicing fees	(9,449)	(4,681)	(17,207)	(8,308)
Amount attributable to non-controlling interests for above adjustments	(226)	(33)	(437)	(67)
FAD attributable to BREIT stockholders	$88,438	$36,846	$159,689	$65,565

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

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	June 30, 2019
Investments in real properties	$15,795,590
Investments in real estate-related securities and loans	3,460,922
Cash and cash equivalents	150,062
Restricted cash	477,768
Other assets	130,269
Mortgage notes, term loans, and revolving credit facilities, net	(8,670,299)
Repurchase agreements	(2,447,134)
Subscriptions received in advance	(402,493)
Other liabilities	(435,172)
Accrued performance participation allocation	(50,061)
Management fee payable	(8,272)
Accrued stockholder servicing fees(1)	(3,334)
Non-controlling interests in joint ventures	(152,855)
Net Asset Value	$7,844,991
Number of outstanding shares/units	708,513

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $3.3 million accrued for purposes of our NAV and the $335.9 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2019 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$4,231,680	$347,774	$579,335	$2,531,369	$154,833	$7,844,991
Number of outstanding shares/units	381,156	31,904	52,917	228,556	13,980	708,513
NAV Per Share/Unit as of June 30, 2019	$11.1022	$10.9007	$10.9481	$11.0755	$11.0755

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.5%
Industrial	7.3%	6.2%
Hotel	9.7%	9.3%
Retail	7.7%	6.7%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.0%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.9%)	(1.0%)	(1.8%)
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.7%	+2.0%	+2.3%
(weighted average)	0.25% increase	(2.7%)	(2.5%)	(1.9%)	(2.1%)

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2019
Stockholders’ equity under U.S. GAAP	$6,130,735
Non-controlling interests attributable to Class B units	131,915
Redeemable non-controlling interest	10,183
Total partners' capital of BREIT OP	6,272,833
Adjustments:
Accrued stockholder servicing fee	356,583
Organization and offering costs	7,159
Accrued affiliate incentive compensation awards	(5,145)
Unrealized real estate appreciation	408,728
Accumulated depreciation and amortization	804,833
NAV	$7,844,991

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

-

Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity resulting in no impact to Stockholders’ Equity. For purposes of NAV, we value the awards based on the performance of the applicable period and deduct such value from NAV.

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

We declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.3170 per share for the six months ended June 30, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2019:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2019	$0.0451	$0.0452	$0.0507	$0.0530
February 28, 2019	0.0451	0.0452	0.0501	0.0522
March 31, 2019	0.0451	0.0452	0.0507	0.0530
April 30, 2019	0.0451	0.0453	0.0506	0.0528
May 31, 2019	0.0451	0.0453	0.0508	0.0531
June 30, 2019	0.0451	0.0453	0.0506	0.0529
Total	$0.2706	$0.2715	$0.3035	$0.3170

The following tables summarize our distributions declared during the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$33,812	37%	$13,928	37%
Reinvested in shares	57,059	63%	24,115	63%
Total distributions	$90,871	100%	$38,043	100%
Sources of Distributions
Cash flows from operating activities	$90,871	100%	$38,043	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$90,871	100%	$38,043	100%

Cash flows from operating activities	$120,433		$62,835
Funds from Operations	$76,033		$32,078
Adjusted Funds from Operations	$87,173		$35,428
Funds Available for Distribution	$88,438		$36,846

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$58,780	37%	$24,076	36%
Reinvested in shares	101,633	63%	42,351	64%
Total distributions	$160,413	100%	$66,427	100%
Sources of Distributions
Cash flows from operating activities	$160,413	100%	$66,427	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$160,413	100%	$66,427	100%

Cash flows from operating activities	$193,469		$104,325
Funds from Operations	$161,468		$55,758
Adjusted Funds from Operations	$158,479		$63,544
Funds Available for Distribution	$159,689		$65,565

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Through June 30, 2019, our distributions have been funded entirely from cash flows from operations.

As of June 30, 2019, our indebtedness included loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and HSBC Bank USA, National Association (the “HSBC MRA”) secured by our investments in real estate-related securities.

On February 21, 2019, the Company entered into a $350.0 million unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on a one-month U.S. dollar-denominated LIBOR plus 2.50%. During the second quarter of 2019, the Company increased the capacity of the unsecured line of credit to $685.0 million.

The following table is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	June 30, 2019	December 31, 2018
Fixed rate loans:
Fixed rate mortgages	4.00%	12/6/2025	N/A	$6,176,501	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	200,000	200,000
Total fixed rate loans	4.06%	11/28/2025		6,376,501	4,982,326
Variable rate loans:
Floating rate mortgages	L+1.71%	5/9/2026	N/A	667,916	675,116
Variable rate term loans	L+1.66%	3/19/2023	N/A	732,325	603,500
Variable rate secured revolving credit facilities	L+1.65%	4/19/2023	$1,032,325	662,825	624,200
Total variable rate loans	L+1.67%	4/3/2024		2,063,066	1,902,816
Total loans secured by our properties	4.06%	7/3/2025		8,439,567	6,885,142

Repurchase agreement borrowings secured by our real estate-related securities:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		9/11/2019	N/A	1,697,134	963,723
Total repurchase agreement borrowings secured by our real estate-related securities(5)	3.61%			2,447,134	1,713,723

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.50%	2/22/2022	685,000	240,000	—
Affiliate line of credit	L+2.50%	1/23/2020	250,000	—	—
Total unsecured loans			935,000	240,000	—

Total indebtedness				$11,126,701	$8,598,865

(1)

The term “L” refers to (i) the one-month LIBOR with respect to loans secured by our properties and unsecured loans, and (ii) the one-month, three-month and twelve-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in July 2019 into new contracts.
(4)	Includes RBC MRA, Citi MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA.
(5)	Weighted average interest rate based on L+1.22%.

As of August 14, 2019, we had received net proceeds of $2.8 billion from selling an aggregate of 253,668,818 shares of our common stock in the Current Offering (consisting of 136,206,264 Class S shares, 11,545,459 Class T shares, 31,193,190 Class D shares, and 74,723,905 Class I shares).

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities	$193,469	$104,325
Cash flows used in investing activities	(4,809,537)	(3,962,308)
Cash flows provided by financing activities	4,937,285	3,936,298
Net increase in cash and cash equivalents and restricted cash	$321,217	$78,315

Cash flows provided by operating activities increased $89.1 million during the six months ended June 30, 2019 compared to the corresponding period in the 2018 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate-related securities and loans.

Cash flows used in investing activities increased $0.8 billion during the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily due to an increase of $0.4 billion in the acquisition of real estate investments and an increase in the acquisition of real estate-related securities and loans of $0.6 billion. Such increases were offset by $0.3 billion in proceeds from the disposition of real estate and settlement of real-estate related securities and loans.

Cash flows provided by financing activities increased $1.0 billion during the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $1.3 billion from the issuance of our common stock and an increase of $0.3 billion in subscriptions received in advance, partially offset by a net decrease in borrowings of $0.5 billion.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2019 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$13,261,373	2,152,158	2,301,959	2,387,163	6,420,093
Ground leases	813,989	4,374	9,124	9,651	790,840
Organizational and offering costs	7,159	2,045	4,091	1,023	—
Other	16,231	3,082	7,618	4,769	762
Total	$14,098,752	$2,161,659	$2,322,792	$2,402,606	$7,211,695

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at June 30, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2019, the outstanding principal balance of our variable rate indebtedness was $4.8 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month or 12-month U.S. Dollar denominated LIBOR. For the three and six months ended June 30, 2019, a 10% increase in one-month or 12-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $2.6 million and $4.7 million, respectively.

Investments in real estate-related securities and loans

As of June 30, 2019, we held $3.5 billion of real estate-related securities and loans. Our investments in real estate-related securities and loans are primarily floating-rate and indexed to one-month or three-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and six months ended June 30, 2019, a 10% increase or decrease in the one-month or three-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $1.4 million and $2.5 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate-related securities and loans due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities and loans by making investments in securities and loans backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate-related securities and loans is unknown. As of June 30, 2019, the fair value at which we may sell our investments in real estate-related securities and loans is not known, but a 10% change in the fair value of our investments in real estate-related securities and loans may result in a change in the carrying value of our real estate-related securities and loans of $346.1 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended June 30, 2019, the Adviser elected to receive its management fee in Class I shares and we issued 1,292,952 unregistered Class I shares to the Adviser in satisfaction of the management fee for April and May 2019. Additionally, we issued 746,844 unregistered Class I shares to the Adviser in July 2019 in satisfaction of the June 2019 management fee.

We have also sold Class I shares at the same transaction price as for Class I shares registered under the Current Offering to a non-U.S. feeder vehicle primarily created to hold Class I shares that offers interests in itself to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicle is claimed to be exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2019, we sold 63,560,547 unregistered Class I shares to such vehicle. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our current offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

During the three months ended June 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2019	3,355,938	0.59%	10.90	3,355,938	—
May 2019	1,330,994	0.21%	10.91	1,330,994	—
June 2019	818,131	0.12%	10.99	818,131	—
Total	5,505,063	N/M	$10.93	5,505,063	—

(1)

Includes 3,149,004 Class I shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $34.4 million. As of June 30, 2019, the Adviser owned 1.3 million of our Class I common shares.

(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $281.7 million of Class S, Class T, Class D, Class I shares, and Class B Units based on our March 31, 2019 NAV in the second quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

The Special Limited Partner continues to hold 919,385 Class I units in BREIT OP. The redemption of Class I units are not considered part of our share repurchase plan as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*

Transaction Agreement, dated as of June 2, 2019, by and among the Sellers named therein, the Acquired Companies named therein, the Seller Representative named therein, BRE Jupiter LLC, GLP US Management Holdings LLC and the Merger Subs named therein

10.2*

Memorandum of Designation and Understanding, dated as of June 2, 2019, by and among BRE Jupiter LLC, Blackstone Real Estate Partners VIII L.P., Blackstone Real Estate Partners IX L.P. and Blackstone Real Estate Income Trust, Inc.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 14, 2019	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 14, 2019	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 14, 2019	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)