Form 10-Q
period 2019-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2019-11-14
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 14, 2019, the issuer had the following shares outstanding: 499,191,747 shares of Class S common stock, 38,735,254 shares of Class T common stock, 78,041,510 shares of Class D common stock, and 408,084,624 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate, net	$20,744,467	$10,259,687
Investments in real estate-related securities and loans	3,804,309	2,259,913
Cash and cash equivalents	155,674	68,089
Restricted cash	666,891	238,524
Other assets	926,015	410,945
Total assets	$26,297,356	$13,237,158

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$13,250,539	$6,833,269
Repurchase agreements	2,646,334	1,713,723
Unsecured revolving credit facilities	—	—
Due to affiliates	532,160	301,581
Accounts payable, accrued expenses, and other liabilities	1,455,675	464,398
Total liabilities	17,884,708	9,312,971

Commitments and contingencies	—	—
Redeemable non-controlling interests	8,996	9,233

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 446,424,565 and 276,989,019 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,464	2,770
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 36,559,269 and 23,313,429 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	366	233
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 69,148,152 and 30,375,353 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	691	304
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 352,999,381 and 108,261,331 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,530	1,083
Additional paid-in capital	9,262,304	4,327,444
Accumulated deficit and cumulative distributions	(1,087,923)	(587,548)
Total stockholders' equity	8,183,432	3,744,286
Non-controlling interests attributable to third party joint ventures	92,073	75,592
Non-controlling interests attributable to BREIT OP unitholders	128,147	95,076
Total equity	8,403,652	3,914,954
Total liabilities and equity	$26,297,356	$13,237,158

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$290,453	$152,838	$750,322	$366,213
Hotel revenue	132,036	40,000	301,653	79,017
Other revenue	15,544	7,324	37,457	16,842
Total revenues	438,033	200,162	1,089,432	462,072
Expenses
Rental property operating	121,591	63,783	310,613	153,853
Hotel operating	89,951	26,822	204,468	51,958
General and administrative	4,548	3,027	12,607	7,973
Management fee	29,858	11,823	69,522	28,073
Performance participation allocation	56,322	12,447	106,383	29,796
Depreciation and amortization	204,653	103,758	505,986	262,708
Total expenses	506,923	221,660	1,209,579	534,361
Other income (expense)
Income from real estate-related securities and loans	52,568	28,647	166,035	59,279
Gain on disposition of real estate	6,481	—	36,167	—
Interest income	1,763	82	2,260	280
Interest expense	(116,037)	(65,711)	(310,903)	(146,943)
Other income (expense)	(2,379)	(283)	(2,786)	(672)
Total other income (expense)	(57,604)	(37,265)	(109,227)	(88,056)
Net loss	$(126,494)	$(58,763)	$(229,374)	$(160,345)
Net loss attributable to non-controlling interests in third party joint ventures	$1,305	$433	$4,311	$3,054
Net loss attributable to non-controlling interests in BREIT OP	2,018	663	4,342	1,594
Net loss attributable to BREIT stockholders	$(123,171)	$(57,667)	$(220,721)	$(155,697)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.17)	$(0.34)	$(0.57)
Weighted-average shares of common stock outstanding, basic and diluted	819,055,389	342,351,542	647,729,961	274,226,898

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at June 30, 2019	$3,812	$319	$529	$2,286	$6,969,300	$(845,511)	$6,130,735	$113,725	$131,915	$6,376,375
Common stock issued	638	45	160	1,251	2,342,048	—	2,344,142	—	—	2,344,142
Offering costs	—	—	—	—	(59,354)	—	(59,354)	—	—	(59,354)
Distribution reinvestment	32	3	4	21	67,817	—	67,877	—	—	67,877
Common stock/units repurchased	(18)	(1)	(2)	(29)	(55,172)	—	(55,222)	—	(648)	(55,870)
Amortization of compensation awards	—	—	—	1	99	—	100	—	500	600
Net loss ($732 allocated to redeemable non-controlling interests)	—	—	—	—	—	(123,171)	(123,171)	(625)	(1,966)	(125,762)
Distributions declared on common stock ($0.1594 gross per share)	—	—	—	—	—	(119,241)	(119,241)	—	—	(119,241)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,995	425	2,420
Distributions to non-controlling interests	—	—	—	—	—	—	—	(23,022)	(2,079)	(25,101)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,434)	—	(2,434)	—	—	(2,434)
Balance at September 30, 2019	$4,464	$366	$691	$3,530	$9,262,304	$(1,087,923)	$8,183,432	$92,073	$128,147	$8,403,652

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2018	$2,770	$233	$304	$1,083	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	1,662	134	381	2,482	5,150,713	—	5,155,372	—	—	5,155,372
Offering costs	—	—	—	—	(213,228)	—	(213,228)	—	—	(213,228)
Distribution reinvestment	84	7	9	46	161,625	—	161,771	—	—	161,771
Common stock/units repurchased	(52)	(8)	(3)	(84)	(160,672)	—	(160,819)	—	(718)	(161,537)
Amortization of compensation awards	—	—	—	3	297	—	300	—	1,500	1,800
Net loss ($1,083 allocated to redeemable non-controlling interests)	—	—	—	—	—	(220,721)	(220,721)	(3,631)	(3,939)	(228,291)
Distributions declared on common stock ($0.4764 gross per share)	—	—	—	—	—	(279,654)	(279,654)	—	—	(279,654)
Contributions from non-controlling interests	—	—	—	—	—	—	—	47,938	41,888	89,826
Distributions to non-controlling interests	—	—	—	—	—	—	—	(27,826)	(5,660)	(33,486)
Allocation to redeemable non-controlling interests	—	—	—	—	(3,875)	—	(3,875)	—	—	(3,875)
Balance at September 30, 2019	$4,464	$366	$691	$3,530	$9,262,304	$(1,087,923)	$8,183,432	$92,073	$128,147	$8,403,652

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at June 30, 2018	$1,986	$149	$168	$667	$2,884,242	$(297,090)	$2,590,122	$30,965	$—	$2,621,087
Common stock issued	377	42	73	207	754,860	—	755,559	—	—	755,559
Offering costs	—	—	—	—	(47,436)	—	(47,436)	—	—	(47,436)
Distribution reinvestment	17	1	3	6	28,370	—	28,397	—	—	28,397
Common stock repurchased	(7)	—	(2)	(9)	(19,471)	—	(19,489)	—	—	(19,489)
Amortization of restricted stock grant	—	—	—	—	62	—	62	—	—	62
Net loss ($164 allocated to redeemable non-controlling interest)	—	—	—	—	—	(57,667)	(57,667)	(124)	(808)	(58,599)
Distributions declared on common stock ($0.1581 gross per share)	—	—	—	—	—	(48,454)	(48,454)	—	—	(48,454)
Contributions from non-controlling interests	—	—	—	—	—	—	—	18,942	50,000	68,942
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	—	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(620)	(368)	(988)
Allocation to redeemable non-controlling interest	—	—	—	—	(370)	—	(370)	—	—	(370)
Balance at September 30, 2018	$2,373	$192	$242	$871	$3,600,257	$(403,211)	$3,200,724	$61,965	$48,824	$3,311,513

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class T	Class D	Class I	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2017	$1,301	$56	$40	$307	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639
Common stock issued	1,045	134	201	560	2,080,278	—	2,082,218	—	—	2,082,218
Offering costs	—	—	—	—	(131,288)	—	(131,288)	—	—	(131,288)
Distribution reinvestment	42	2	3	15	66,836	—	66,898	—	—	66,898
Common stock repurchased	(15)	—	(2)	(11)	(30,575)	—	(30,603)	—	—	(30,603)
Amortization of restricted stock grant	—	—	—	—	112	—	112	—	—	112
Net loss ($786 allocated to redeemable non-controlling interest)	—	—	—	—	—	(155,697)	(155,697)	(3,054)	(808)	(159,559)
Distributions declared on common stock ($0.4699 gross per share)	—	—	—	—	—	(114,881)	(114,881)	—	—	(114,881)
Contributions from non-controlling interests	—	—	—	—	—	—	—	30,216	50,000	80,216
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	—	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,847)	(368)	(2,215)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,826)	—	(1,826)	—	—	(1,826)
Balance at September 30, 2018	$2,373	$192	$242	$871	$3,600,257	$(403,211)	$3,200,724	$61,965	$48,824	$3,311,513

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(229,374)	$(160,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	69,522	28,073
Performance participation allocation	106,383	29,796
Depreciation and amortization	505,986	262,708
Gain on disposition of real estate	(36,167)	—
Unrealized gain on changes in fair value of financial instruments	(53,025)	(8,761)
Other items	7,131	(880)
Change in assets and liabilities:
(Increase) / decrease in other assets	(95,832)	(53,117)
Increase / (decrease) in due to affiliates	4,802	234
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	93,940	81,340
Net cash provided by operating activities	373,366	179,048
Cash flows from investing activities:
Acquisitions of real estate	(9,827,563)	(5,693,880)
Capital improvements to real estate	(135,645)	(59,071)
Proceeds from disposition of real estate	74,568	—
Pre-acquisition costs	(9,991)	—
Purchase of real estate-related securities and loans	(1,623,503)	(1,227,708)
Proceeds from settlement of real estate-related securities and loans	329,445	124,396
Net cash used in investing activities	(11,192,689)	(6,856,263)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,913,617	1,948,928
Offering costs paid	(53,548)	(31,316)
Subscriptions received in advance	560,444	180,425
Repurchase of common stock	(82,878)	(11,691)
Repurchase of management fee shares	(72,711)	(7,568)
Redemption of redeemable non-controlling interest	(35,435)	(8,400)
Redemption of affiliate service provider incentive compensation awards	(718)	—
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	10,036,847	5,632,422
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(4,692,644)	(1,737,931)
Borrowings under repurchase agreements	1,152,366	954,892
Settlement of repurchase agreements	(219,755)	(96,025)
Borrowings from affiliate line of credit	1,883,000	1,135,900
Repayments on affiliate line of credit	(1,883,000)	(1,141,150)
Borrowings from unsecured credit facilities	240,000	—
Repayments on unsecured credit facilities	(240,000)	—
Payment of deferred financing costs	(94,726)	(39,468)
Contributions from non-controlling interests	50,400	80,216
Distributions to non-controlling interests	(31,325)	(2,776)
Distributions	(94,659)	(38,075)
Net cash provided by financing activities	11,335,275	6,818,383
Net change in cash and cash equivalents and restricted cash	515,952	141,168
Cash and cash equivalents and restricted cash, beginning of period	306,613	157,729
Cash and cash equivalents and restricted cash, end of period	$822,565	$298,897
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$155,674	$75,529
Restricted cash	666,891	223,368
Total cash and cash equivalents and restricted cash	$822,565	$298,897

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$1,146,823	$197,290
Assumption of other liabilities in conjunction with acquisitions of real estate	$66,629	$51,094
Issuance of BREIT OP units as consideration for acquisitions of real estate	$36,749	$—
Recognition of financing lease liability	$56,008	$—
Assumed operating ground lease liabilities	$47,393	$—
Accrued pre-acquisition costs	$868	$61
Contributions from non-controlling interests	$2,520	$—
Accrued capital expenditures and acquisition related costs	$7,187	$3,985
Accrued distributions	$23,380	$9,952
Accrued stockholder servicing fee due to affiliate	$160,604	$101,124
Redeemable non-controlling interest issued as settlement of performance participation allocation	$37,484	$16,974
Exchange of redeemable non-controlling interest for Class I shares	$11,620	$—
Allocation to redeemable non-controlling interest	$3,875	$1,826
Distribution reinvestment	$161,771	$66,899
Accrued common stock repurchases	$5,330	$11,344
Acquired non-controlling interests	$—	$12,802
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$4,714	$—
Payable for real estate-related securities	$185,074	$—

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

As of September 30, 2019, the Company had received net proceeds of $9.8 billion from selling shares in the Offering, as defined below, and unregistered share of the Company’s common stock. The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of September 30, 2019, the Company owned 1,022 properties and had 182 positions in real estate-related securities and loans. The Company currently operates in six reportable segments: Multifamily, Industrial, Hotel, Retail and Other Properties, and Real Estate-Related Securities and Loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Financial results by segment are reported in Note 13 — Segment Reporting.

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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to aggregate certain financial statement line items in the Company’s condensed consolidated statements of operations. Such reclassifications had no effect on total revenues or net loss on the condensed consolidated statements of operations.

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

As of September 30, 2019, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $4.7 billion and $3.3 billion, respectively, compared to $2.8 billion and $1.9 billion as of December 31, 2018. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of September 30, 2019 and December 31, 2018, the Company’s $3.8 billion and $2.3 billion, respectively, of investments in real estate-related securities and loans were classified as Level 2.

Valuation

The Company’s investments in real estate-related securities and loans are reported at fair value. As of September 30, 2019, the Company’s investments in real estate-related securities and loans consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are mortgage-related fixed income securities, corporate bonds, and term loans of real estate-related companies. The Company generally determines the fair value of its real estate-related securities and loans by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of September 30, 2019, the fair value of the Company’s mortgage notes, term loans, secured and unsecured revolving credit facilities, repurchase agreements, and affiliate line of credit was approximately $71.8 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

The adoption of ASU 2016-02 for leases in which the Company is lessor did not have a material impact on the Company’s condensed consolidated financial statements. The Company elected to not separate non-lease components from lease components and presented lease related revenues as a single line item, net of bad debt expense on the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of ASU 2016-02, the Company separated lease related revenue between “rental revenue” and “tenant reimbursement income” and bad debt expense as a component of “rental property operating” expense. As a result of adoption, the Company reclassified the prior period balances of “tenant reimbursement income” to “rental revenue” to conform to the current period presentation. The Company did not reclassify the prior period balance of bad debt expense on its condensed consolidated statement of operations. The operating lease income presented in “rental revenue” for the three and nine months ended September 30, 2018 includes $18.3 million and $42.9 million, respectively, previously classified as “tenant reimbursement income,” which was determined under the standard in effect prior to the Company’s adoption of ASU 2016-02. Refer to Note 12 for additional information.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Building and building improvements	$17,107,025	$8,389,864
Land and land improvements	3,793,031	1,961,977
Furniture, fixtures and equipment	286,501	182,418
Right of use asset - operating leases(1)	110,764	—
Right of use asset - financing leases(1)	56,008	—
Total	21,353,329	10,534,259
Accumulated depreciation and amortization	(608,862)	(274,572)
Investments in real estate, net	$20,744,467	$10,259,687

(1)	Refer to Note 12 for additional details on the Company’s leases.

During the nine months ended September 30, 2019, the Company acquired interests in 38 real estate investments for $11.1 billion, which were comprised of 440 industrial, 61 multifamily, 25 hotel, two retail and 21 self-storage properties categorized as other.

The following table provides further details of the properties acquired during the nine months ended September 30, 2019 ($ in thousands):

	Ownership	Number of			Acquisition	Purchase
Investment	Interest(1)	Properties	Location	Segment	Date	Price(2)
4500 Westport Drive	100%	1	Harrisburg, PA	Industrial	Jan. 2019	$11,975
Roman Multifamily Portfolio	100%	14	Various(3)	Multifamily	Feb. 2019	857,540
Gilbert Heritage Apartments	90%	1	Phoenix, AZ	Multifamily	Feb. 2019	60,984
Courtyard Kona	100%	1	Kailua-Kona, HI	Hotel	March 2019	105,587
Elevation Plaza Del Rio	90%	1	Phoenix, AZ	Multifamily	April 2019	70,550
Raider Multifamily Portfolio	100%	3	Las Vegas, NV	Multifamily	April & June 2019	259,371
Courtney at Universal Multifamily	100%	1	Orlando, FL	Multifamily	April 2019	77,952
Citymark Multifamily 2-Pack	95%	2	Various(4)	Multifamily	April 2019	97,922
Tri-Cities Multifamily 2-Pack	95%	2	Richland & Kennewick, WA	Multifamily	April 2019	61,616
Angler MH Portfolio	99%	5	Phoenix, AZ	Multifamily	April 2019	61,975
Florida MH 4-Pack	99%	4	Various(5)	Multifamily	April & July 2019	33,785
Bridge II Multifamily Portfolio	100%	6	Various(6)	Multifamily	Various(6)	420,020
Morgan Savannah	100%	1	Savannah, GA	Industrial	April 2019	26,254
Minneapolis Industrial Portfolio	100%	34	Minneapolis, MN	Industrial	April 2019	250,678
Miami Doral 2-Pack	100%	2	Miami, FL	Multifamily	May 2019	209,404
Davis Multifamily 2-Pack	100%	2	Various(7)	Multifamily	May 2019	89,687
Slate Savannah	90%	1	Savannah, GA	Multifamily	May 2019	44,267
Amara at MetroWest	95%	1	Orlando, FL	Multifamily	May 2019	73,933
Colorado 3-Pack	100%	3	Denver & Fort Collins, CO	Multifamily	May 2019	207,137
Atlanta Industrial Portfolio	100%	61	Atlanta, GA	Industrial	May 2019	203,745
Edge Las Vegas	95%	1	Las Vegas, NV	Multifamily	June 2019	61,337
ACG IV Multifamily	95%	2	Various(8)	Multifamily	June 2019	124,971
Perimeter Multifamily 3-Pack	100%	3	Atlanta, GA	Multifamily	June 2019	160,941
Anson at the Lakes	100%	1	Charlotte, NC	Multifamily	June 2019	107,287
D.C. Powered Shell Warehouse Portfolio	90%	7	Ashburn & Manassas, VA	Industrial	June 2019	266,322
El Paseo Simi Valley	100%	1	Simi Valley, CA	Retail	June 2019	39,115
Raven Select Service Portfolio	100%	21	Various(9)	Hotel	June 2019	305,470
Urban 2-Pack	100%	2	Chicago, IL & Arlington, VA	Hotel	July 2019	143,556
San Valiente Multifamily	95%	1	Phoenix, AZ	Multifamily	July 2019	101,089
Impala MH	99%	3	Phoenix & Chandler, AZ	Multifamily	July 2019	30,513
East Coast Storage Portfolio	97%	21	Various(10)	Other	August 2019	150,703
Edgewater at the Cove	100%	1	Oregon City, OR	Multifamily	August 2019	69,234
Hyatt Regency Atlanta	100%	1	Atlanta, GA	Hotel	September 2019	355,954
Patriot Park	100%	2	Durham, NC	Industrial	September 2019	31,307
Denali Industrial Portfolio	100%	18	Various(11)	Industrial	September 2019	218,151
Jupiter 12 Industrial Portfolio	100%	316	Various(12)	Industrial	September 2019	5,466,697
Haven 124	100%	1	Denver, CO	Multifamily	September 2019	146,208
Towne Center East	100%	1	Signal Hill, CA	Retail	September 2019	60,224
		549				$11,063,461

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

(4)	The Citymark Multifamily 2-Pack is located in Las Vegas, NV (61% of units) and Lithia Springs, GA (39%).
(5)	The Florida MH 4-Pack is located in Waldorf, MD (39% of sites), Winter Haven, FL (26%), Naples, FL (18%), and Tarpon Springs, FL (17%).
(6)

The Bridge II Multifamily Portfolio had closings in April, June and July of 2019 and is located in Charlotte, NC (34% of units), Phoenix, AZ (20%), Lakeland, FL (18%), Corona Hills, CA (14%), and Moreno Valley, CA (14%).

(7)	The Davis Multifamily 2-Pack is located in Jacksonville, FL (56% of units) and Raleigh, NC (44%).
(8)	ACG IV Multifamily is located in Puyallup, WA (74% of units) and Woodland, CA (26%).
(9)

The Raven Select Service Portfolio is primarily concentrated in Fort Lauderdale/West Palm, FL (24% of keys), Austin/San Antonio, TX (14%), Salt Lake City, UT (10%), Boulder, CO (10%), Durham, NC (7%), Minneapolis, MN (7%), and Chicago, IL (6%).

(10)

East Coast Storage Portfolio is primarily concentrated in Fayetteville, NC (17% of square feet), Tallahassee, FL (13%), Raleigh, NC (8%), New York/New Jersey (8%), Chattanooga, TN (6%), and Miami/Fort Lauderdale, FL (6%).

(11)	The Denali Industrial Portfolio is located in Indianapolis, IN (41% of square feet), Grove City, OH (22%), Hebron, KY (19%), Cincinnati, OH (14%), and West Chester, OH (4%).
(12)

The Jupiter 12 Portfolio is primarily concentrated in Dallas, TX (14% of square feet), Chicago, IL (12%), Harrisburg, PA (9%), Atlanta, GA (8%), Cincinnati, OH (6%), Columbus, OH (5%), Orlando, FL (5%) and Indianapolis, IN (5%).

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2019 ($ in thousands):

	Jupiter 12 Industrial Portfolio	Roman Multifamily Portfolio	All Other	Total
Building and building improvements	$4,380,115	$714,941	$3,526,564	$8,621,620
Land and land improvements	781,578	110,206	938,728	1,830,512
Furniture, fixtures and equipment	—	8,538	77,462	86,000
In-place lease intangibles	346,492	23,855	188,639	558,986
Above-market lease intangibles	14,105	—	5,860	19,965
Below-market ground lease(1)	15,985	—	—	15,985
Below-market lease intangibles	(71,578)	—	(19,015)	(90,593)
Other	—	—	20,986	20,986
Total purchase price	5,466,697	857,540	4,739,224	11,063,461
Assumed mortgage notes(2)	703,853	237,981	204,989	1,146,823
Net purchase price	$4,762,844	$619,559	$4,534,235	$9,916,638

(1)

The below-market ground lease value was recorded as a component of the right of use asset – operating leases on the Condensed Consolidated Balance Sheet.  Refer to Note 12 for additional details on the Company’s leases.

(2)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the nine months ended September 30, 2019 were three, five, and six years, respectively.

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

On August 6, 2019, the Company sold a 545,000 square foot property within the Canyon Industrial Portfolio to a third party. Net proceeds from the sale were $30.3 million, which resulted in a realized gain of $6.5 million recorded as Gain on Disposition of Real Estate on the Company’s Condensed Consolidated Statements of Operations.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$871,031	$354,261
Above-market lease intangibles	41,572	21,626
Prepaid ground lease intangibles	—	16,114
Below-market ground lease intangibles	—	5,415
Other	21,318	5,676
Total intangible assets	933,921	403,092
Accumulated amortization:
In-place lease amortization	(233,374)	(104,745)
Above-market lease amortization	(8,767)	(4,903)
Prepaid ground lease amortization	—	(378)
Below-market ground lease amortization	—	(162)
Other	(893)	(246)
Total accumulated amortization	(243,034)	(110,434)
Intangible assets, net	$690,887	$292,658
Intangible liabilities:
Below-market lease intangibles	$152,157	$62,199
Above-market ground lease intangibles	—	4,657
Total intangible liabilities	152,157	66,856
Accumulated amortization:
Below-market lease amortization	(21,789)	(11,132)
Above-market ground lease amortization	—	(15)
Total accumulated amortization	(21,789)	(11,147)
Intangible liabilities, net	$130,368	$55,709

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2019 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2019 (remaining)	$93,105	$2,225	$(7,657)
2020	182,667	8,127	(27,726)
2021	122,184	7,158	(24,144)
2022	83,217	5,597	(18,954)
2023	55,590	3,365	(15,113)
2024	33,824	2,225	(11,787)
Thereafter	67,070	4,108	(24,987)
	$637,657	$32,805	$(130,368)

5. Investments in Real Estate-Related Securities and Loans

The following tables detail the Company’s investments in real estate-related securities and loans ($ in thousands):

			September 30, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
43	BB	Hospitality, Industrial, Multifamily, Office, Diversified, Other	L+2.83%	11/12/2024	$1,027,601	$1,028,981	$1,032,524
34	BBB	Hospitality, Multifamily, Office, Diversified, Other	L+2.30%	11/5/2024	808,188	809,970	811,824
22	B	Hospitality, Multifamily, Office	L+3.44%	11/2/2024	467,437	466,423	468,201
6	A	Hospitality, Industrial, Retail, Diversified	L+2.05%	11/7/2024	275,883	276,237	277,259
13	Other	Multifamily	L+2.47%	6/13/2026	103,345	103,782	103,705
118						2,685,393	2,693,513
CMBS - Fixed:
5	B	Hospitality, Multifamily, Diversified	4.5%	6/3/2026	132,950	131,675	133,962
8	BB	Hospitality, Multifamily, Office, Diversified	4.1%	5/20/2026	122,964	119,777	123,802
11	BBB	Hospitality, Multifamily, Diversified	4.0%	11/6/2027	99,103	96,187	101,827
9	Other	Hospitality, Multifamily, Diversified	4.5%	12/5/2026	157,129	153,458	155,941
33						501,097	515,532
RMBS - Fixed:
2	BB	Multifamily	4.2%	6/11/2022	6,689	6,689	6,712
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/19/2025	27,273	20,320	20,706
3	Other	Multifamily	N/A	4/12/2027	208,817	104,403	114,699
4						124,723	135,405
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	5/20/2026	1,800,104	9,952	9,967
1	BBB	Multifamily	0.1%	1/5/2028	225,803	1,397	1,396
1	A	Multifamily	0.1%	5/2/2025	194,399	939	940
1	Other	Multifamily	4.7%	1/5/2029	42,024	12,140	12,129
5						24,428	24,432
Corporate Bonds:
9	BB	Hospitality, Multifamily, Diversified	5.5%	12/8/2026	225,165	224,411	234,015
2	B	Hospitality, Multifamily	6.2%	5/21/2025	31,170	31,394	32,145
11						255,805	266,160
Term Loans:
6	B	Hospitality, Diversified	L+3.70%	1/16/2025	62,038	61,486	61,469
1	BB	Diversified	L+2.75%	5/7/2026	54,291	54,042	54,087
1	BBB	Hospitality	L+2.25%	8/29/2025	1,041	1,040	1,045
1	Other	Diversified	L+1.70%	2/6/2022	47,132	46,073	45,954
9						162,641	162,555
182						$3,760,776	$3,804,309

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
95						2,135,498	2,114,910
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
4						12,374	12,373
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102						$2,281,416	$2,259,913

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2019 and December 31, 2018, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of September 30, 2019, one-month LIBOR was equal to 2.0%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(5)	Represents notional amount for interest only positions.

The Company’s investments in real estate-related securities and loans included CMBS collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate CMBS positions ($ in thousands):

	Fair Value		Interest Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
CMBS collateralized by properties	$1,069,935	$919,392	$13,580	$10,617	$37,950	$26,412
CMBS collateralized by a loan	162,663	163,404	2,012	1,910	6,199	3,358
Total	$1,232,598	$1,082,796	$15,592	$12,527	$44,149	$29,770

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The terms and conditions of such affiliated CMBS held as of September 30, 2019 are consistent with the terms described in such Note.

The Company’s investments in real estate-related securities and loans also included $100.5 million of CMBS collateralized by pools of commercial real estate debt, all or a portion of which included certain of the Company’s mortgage notes. The Company recognized $1.7 million and $5.0 million of interest income related to such CMBS during the three and nine months ended September 30, 2019, respectively. No such investments were owned during the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2019, the Company recorded a net unrealized gain of $13.2 million and $65.0 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded a net unrealized gain of $4.9 million and $8.8 million, respectively. Such unrealized gains were recorded as a component of Income from Real Estate-Related Securities and Loans on the Company’s Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2019, the Company sold four and six CMBS positions for a realized gain of $0.4 million and $0.3 million, respectively. The Company did not sell any positions during the corresponding periods of the prior year.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table is a summary of the Company’s mortgage notes, term loans, and secured revolving credit facilities ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	September 30, 2019	December 31, 2018
Fixed rate
Fixed rate mortgages	3.85%	6/27/2026	N/A	$9,019,813	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	195,878	200,000
Total fixed rate loans	3.90%	6/17/2026		9,215,691	4,982,326
Variable rate
Floating rate mortgages	L+1.71%	7/23/2025	N/A	1,540,166	675,116
Variable rate term loans	L+1.59%	12/15/2023	N/A	1,432,479	603,500
Variable rate secured revolving credit facilities	L+1.49%	5/18/2025	$2,132,479	1,178,979	624,200
Total variable rate loans	L+1.60%	12/14/2024		4,151,624	1,902,816
Total loans secured by the Company's properties	3.83%	12/28/2025		13,367,315	6,885,142
Deferred financing costs, net				(127,494)	(53,546)
Premium on assumed debt, net				10,718	1,673
Mortgage notes, term loans, and secured revolving credit facilities, net				$13,250,539	$6,833,269

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2019, one-month LIBOR was equal to 2.0%.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of September 30, 2019 ($ in thousands):

Year	Amount
2019 (remaining)	$15,223
2020	98,938
2021	48,859
2022	551,874
2023	409,617
2024	3,702,912
Thereafter	8,539,892
Total	$13,367,315

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

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	September 30, 2019
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	12/2/2019	CMBS(3)	$1,417,654	$1,132,662	None
Barclays MRA	9/29/2021	CMBS	988,935	750,000	None
MS MRA	10/15/2019	CMBS/RMBS	531,410	442,241	None
Citi MRA	10/19/2019	CMBS	343,158	254,324	None
MUFG MRA	4/30/2020	CMBS	83,975	63,532	None
BAML MRA	10/23/2019	CMBS(3)	4,755	3,575	None
			$3,369,887	$2,646,334

	December 31, 2018
Facility	Weighted Average Maturity Date	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS(4)	$989,059	$750,000	None
RBC MRA	6/18/2019	CMBS	794,917	650,018	None
Citi MRA	1/13/2019	CMBS	193,372	154,736	None
MS MRA	1/15/2019	CMBS	173,050	146,569	None
MUFG MRA	4/30/2020	CMBS	15,266	12,400	None
			$2,165,664	$1,713,723

(1)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in October 2019 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate-related securities that serve as collateral.
(3)	As of September 30, 2019, the security interests pledged under the RBC MRA and BAML MRA include 10 corporate bonds and one corporate bond, respectively.
(4)	As of December 31, 2018, the security interests pledged under the Barclays MRA include one corporate bond.

The weighted average interest rate of the Company’s repurchase agreements was 3.20% (L+1.20%) as of September 30, 2019. The term “L” refers to the one-month U.S. dollar-denominated LIBOR.

8. Unsecured Revolving Credit Facilities

On February 21, 2019, the Company entered into an unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. As of September 30, 2019, the capacity of the unsecured line of credit was $700.0 million. As of September 30, 2019, the Company had a $30.0 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit to $670 million.

The Company also maintains a $250 million unsecured line of credit with an affiliate of Blackstone of which there was no outstanding balance as of September 30, 2019. For additional information regarding the affiliate line of credit, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2019	December 31, 2018
Real estate intangibles, net	$690,887	$292,658
Receivables	87,118	45,799
Prepaid expenses	39,464	10,746
Pre-acquisition costs	24,484	15,361
Deferred leasing costs, net	22,006	7,621
Straight-line rent receivable	19,429	10,337
Deferred financing costs, net	13,847	5,822
Other	28,780	22,601
Total	$926,015	$410,945

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2019	December 31, 2018
Subscriptions received in advance	$560,444	$166,542
Payable for real estate-related securities and loans	185,074	—
Real estate taxes payable	129,296	56,555
Intangible liabilities, net	130,368	55,709
Accounts payable and accrued expenses	107,269	53,247
Right of use lease liability - operating leases	79,271	—
Right of use lease liability - financing leases	56,514	4,300
Tenant security deposits	45,099	23,493
Distribution payable	44,741	21,360
Prepaid rental income	38,760	29,112
Accrued interest expense	31,954	24,432
Other	46,885	29,648
Total	$1,455,675	$464,398

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

During the third quarter of 2019, the Company’s charter was amended to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000 for each of the Class S and Class I common stock.

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Nine Months Ended September 30, 2019
	Class S	Class T	Class D	Class I	Total
December 31, 2018	276,989	23,313	30,375	108,261	438,938
Common stock issued	166,178	13,440	38,067	248,462	466,147
Distribution reinvestment	8,392	630	1,036	4,607	14,665
Common stock repurchased	(5,134)	(824)	(330)	(8,367)	(14,655)
Independent directors' restricted stock grant(1)	—	—	—	36	36
September 30, 2019	446,425	36,559	69,148	352,999	905,131
(1)

The independent directors’ restricted stock grant represents $0.1 million of the annual compensation paid to each of the independent directors. The grant is amortized over the one-year service period of such grant.

Share Repurchase Plan

For the nine months ended September 30, 2019, the Company repurchased 14,655,194 shares of common stock and 64,393 BREIT OP units representing a total of $161.5 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2019.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2019:

	Class S	Class T	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.4764	$0.4764	$0.4764	$0.4764
Stockholder servicing fee per share of common stock	(0.0705)	(0.0692)	(0.0205)	—
Net distributions declared per share of common stock	$0.4059	$0.4072	$0.4559	$0.4764

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

The following table summarizes the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2019 ($ in thousands):

December 31, 2018	$9,233
Settlement of 2018 performance participation allocation	37,484
Conversion to Class I shares	(11,620)
Repurchases	(35,435)
GAAP income allocation	(403)
Distributions	(649)
Fair value allocation	1,661
September 30, 2019	$271

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2019, $8.7 million related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain of the non-controlling interests at September 30, 2019, the Company recorded an allocation adjustment of $3.9 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

11. Related Party Transactions

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and nine months ended September 30, 2019, the Company incurred management fees of $29.9 million and $69.5 million, respectively.  During the three and nine months ended September 30, 2018, the Company incurred management fees of $11.8 million and $28.1 million, respectively.

During the nine months ended September 30, 2019 and 2018, the Company issued 5,288,447 and 2,220,262, respectively, unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $11.1 million and $5.1 million related to the management fees as of September 30, 2019 and December 31, 2018, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2019, the Adviser was issued 971,219 unregistered Class I shares as payment for the $11.1 million management fees accrued as of September 30, 2019. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the nine months ended September 30, 2019, the Adviser submitted 6,614,229 Class I shares for repurchase resulting in a total repurchase of $72.7 million. During the nine months ended September 30, 2018, the Adviser submitted 700,298 unregistered Class I shares for repurchase resulting in a total repurchase of $7.6 million.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three and nine months ended September 30, 2019, the Company recognized $56.3 million and $106.4 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was achieved as of September 30, 2019. During the three and nine months ended September 30, 2018, the Company recognized $12.4 million and $29.8 million, respectively, of Performance Participation Allocation expense as the performance hurdle was achieved as of September 30, 2018.

In January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018.  Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. Additionally, during the nine months ended September 30, 2019, the Special Limited Partner redeemed approximately 2.8 million Class I units in BREIT OP for $31.1 million. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2019	December 31, 2018
Accrued stockholder servicing fee(1)	$399,100	$238,496
Performance participation allocation	106,383	37,484
Accrued management fee	11,054	5,124
Advanced organization and offering costs	6,647	8,181
Accrued affiliate service provider expenses	7,316	3,115
Accrued affiliate incentive compensation awards	—	4,714
Other	1,660	4,467
Total	$532,160	$301,581

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

The following tables detail the amounts incurred for affiliate service providers during the three and nine months ended September 30, 2019 and 2018 ($ in thousands).

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Link Industrial Properties LLC	$5,305	$—	$261	$—	$3,862	$—
LivCor, L.L.C.	4,937	1,995	77	—	1,203	44
BRE Hotels and Resorts LLC	1,223	260	156	—	—	—
ShopCore Properties TRS Management LLC	460	470	6	—	300	—
Revantage Corporate Services, L.L.C.	348	69	—	—	—	1
Gateway Industrial Properties L.L.C.	—	1,336	—	—	—	—
Total	$12,273	$4,130	$500	$—	$5,365	$45

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
LivCor, L.L.C.	$13,363	$5,186	$231	$—	$2,124	$145
Link Industrial Properties LLC	8,417	—	546	—	4,862	—
BRE Hotels and Resorts LLC	2,964	578	468	—	—	—
Gateway Industrial Properties LLC	2,524	2,414	236	—	27	196
ShopCore Properties TRS Management LLC	1,161	968	19	—	315	—
Revantage Corporate Services, LLC	881	69	—	—	—	9
Total	$29,310	$9,215	$1,500	$—	$7,328	$350

Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company. The value of the award at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of September 30, 2019, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $6.5 million and is expected to be recognized over a period of 3.3 years from September 30, 2019. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The 2018 portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and, in January 2019, the Company issued approximately 0.4 million of fully vested Class I units in BREIT OP to certain employees of such companies.

Affiliate Title Service Provider

During the three and nine months ended September 30, 2019, the Company paid Lexington National Land Services $4.7 million and $7.5 million, respectively, for title services related to 28 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Other

As of September 30, 2019 and December 31, 2018, the Adviser had advanced $1.7 million and $1.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Additionally, as of December 31, 2018, the Company had $3.4 million of accrued repurchases of Class I shares due to the Adviser.

As of September 30, 2019, the Company has a receivable of $3.6 million from Livcor, L.L.C. and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2019, the Company had a receivable of $2.9 million from funds affiliated with the Company’s Adviser for post-closing settlements related to the Jupiter 12 Industrial Portfolio acquisition. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

12. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2019, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms. The following table presents the future lease payments due under the Company’s ground leases ($ in thousands):

	Operating Leases	Financing Leases
2019 (remaining)	$990	$737
2020	3,879	2,991
2021	3,982	3,081
2022	4,093	3,174
2023	4,134	3,269
2024	4,305	3,367
Thereafter	594,510	330,548
Total undiscounted future lease payments	615,893	347,167
Difference between undiscounted cash flows and discounted cash flows	(536,622)	(290,653)
Total lease liability	$79,271	$56,514

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2019, the weighted average remaining lease term of the Company’s operating leases and financing leases was 57 years and 77 years, respectively.

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

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue. The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed ground rent expense	$390	$185	$1,108	$321
Variable ground rent expense	—	26	21	56
Total cash portion of ground rent expense	390	211	1,129	377
Non-cash ground rent expense	1,091	98	3,275	256
Total operating lease costs	$1,481	$309	$4,404	$633

 The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on lease liabilities	$737	$—	$1,491	$—
Amortization of right-of-use assets	243	—	504	—
Total financing lease costs	$980	$—	$1,995	$—

Lease costs recognized during the prior periods are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, retail, and other properties. Leases at the Company’s industrial and retail properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Leases at the Company’s industrial and retail properties are generally longer term and may contain extension and termination options at the lessee’s election. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily and other properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed lease payments	$262,043	$134,567	$674,780	$323,334
Variable lease payments	28,410	18,271	75,542	42,879
Rental revenue	$290,453	$152,838	$750,322	$366,213

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties ($ in thousands). Leases at the Company’s multifamily and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2019 (remaining)	$144,099
2020	555,279
2021	490,102
2022	403,061
2023	309,951
2024	227,048
Thereafter	578,598
Total	$2,708,138

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties as of December 31, 2018, prior to the adoption of ASU 2016-02 ($ in thousands):

Year	Future Minimum Rents
2019	$238,043
2020	215,327
2021	185,419
2022	144,186
2023	102,609
Thereafter	285,981
Total	$1,171,565

13. Segment Reporting

The Company operates in six reportable segments: Multifamily properties, Industrial properties, Hotel properties, Retail properties, Other properties and real estate-related securities and loans. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is a key performance metric that captures the operating performance of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2019	December 31, 2018
Industrial	$10,556,846	$3,966,796
Multifamily	8,660,029	5,396,457
Hotel	2,262,602	1,268,992
Retail	233,819	136,273
Other Properties	150,308	—
Real estate-related securities and loans	3,835,460	2,281,033
Corporate	598,292	187,607
Total assets	$26,297,356	$13,237,158

The following table sets forth the financial results by segment for the three months ended September 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$183,429	$100,759	$—	$3,723	$2,542	$—	$290,453
Hotel revenue	—	—	132,036	—	—	—	132,036
Other revenue	11,639	1,355	2,142	91	317	—	15,544
Total revenues	195,068	102,114	134,178	3,814	2,859	—	438,033
Expenses:
Rental property operating	90,149	28,813	—	1,387	1,242	—	121,591
Hotel operating	—	—	89,951	—	—	—	89,951
Total expenses	90,149	28,813	89,951	1,387	1,242	—	211,542
Income from real estate‑related securities and loans	—	—	—	—	—	52,568	52,568
Segment net operating income	$104,919	$73,301	$44,227	$2,427	$1,617	$52,568	$279,059

Depreciation and amortization	$(128,043)	$(52,720)	$(19,003)	$(1,938)	$(2,949)	$—	$(204,653)

General and administrative							(4,548)
Management fee							(29,858)
Performance participation allocation							(56,322)
Gain on disposition of real estate							6,481
Interest income							1,763
Interest expense							(116,037)
Other income (expense)							(2,379)
Net loss							$(126,494)
Net loss attributable to non-controlling interests in third party joint ventures							$1,305
Net loss attributable to non-controlling interests in BREIT OP							2,018
Net loss attributable to BREIT stockholders							$(123,171)

The following table sets forth the financial results by segment for the three months ended September 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$93,848	$56,465	$—	$2,525	$—	$—	$152,838
Hotel revenue	—	—	40,000	—	—	—	40,000
Other revenue	6,337	165	781	41	—	—	7,324
Total revenues	100,185	56,630	40,781	2,566	—	—	200,162
Expenses:
Rental property operating	46,196	16,818	—	769	—	—	63,783
Hotel operating	—	—	26,822	—	—	—	26,822
Total expenses	46,196	16,818	26,822	769	—	—	90,605
Income from real estate‑related securities and loans	—	—	—	—	—	28,647	28,647
Segment net operating income	$53,989	$39,812	$13,959	$1,797	$—	$28,647	$138,204

Depreciation and amortization	$(62,929)	$(31,966)	$(7,633)	$(1,230)	$—	$—	$(103,758)

General and administrative							(3,027)
Management fee							(11,823)
Performance participation allocation							(12,447)
Interest income							82
Interest expense							(65,711)
Other income (expense)							(283)
Net loss							$(58,763)
Net loss attributable to non-controlling interests in third party joint ventures							$433
Net loss attributable to non-controlling interests in BREIT OP							663
Net loss attributable to BREIT stockholders							$(57,667)

The following table sets forth the financial results by segment for the nine months ended September 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$470,570	$267,428	$—	$9,782	$2,542	$—	$750,322
Hotel revenue	—	—	301,653	—	—	—	301,653
Other revenue	28,288	1,667	6,944	241	317	—	37,457
Total revenues	498,858	269,095	308,597	10,023	2,859	—	1,089,432
Expenses:
Rental property operating	225,745	79,870	—	3,756	1,242	—	310,613
Hotel operating	—	—	204,468	—	—	—	204,468
Total expenses	225,745	79,870	204,468	3,756	1,242	—	515,081
Income from real estate‑related securities and loans	—	—	—	—	—	166,035	166,035
Segment net operating income	$273,113	$189,225	$104,129	$6,267	$1,617	$166,035	$740,386

Depreciation and amortization	$(303,208)	$(145,145)	$(49,686)	$(4,998)	$(2,949)	$—	$(505,986)

General and administrative							(12,607)
Management fee							(69,522)
Performance participation allocation							(106,383)
Gain on disposition of real estate							36,167
Interest income							2,260
Interest expense							(310,903)
Other income (expense)							(2,786)
Net loss							$(229,374)
Net loss attributable to non-controlling interests in third party joint ventures							$4,311
Net loss attributable to non-controlling interests in BREIT OP							4,342
Net loss attributable to BREIT stockholders							$(220,721)

The following table sets forth the financial results by segment for the nine months ended September 30, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Real Estate- Related Securities and Loans	Total
Revenues:
Rental revenue	$224,975	$134,301	$—	$6,937	$—	$—	$366,213
Hotel revenue	—	—	79,017	—	—	—	79,017
Other revenue	15,637	343	781	81	—	—	16,842
Total revenues	240,612	134,644	79,798	7,018	—	—	462,072
Expenses:
Rental property operating	112,775	38,681	—	2,397	—	—	153,853
Hotel operating	—	—	51,958	—	—	—	51,958
Total expenses	112,775	38,681	51,958	2,397	—	—	205,811
Income from real estate‑related securities and loans	—	—	—	—	—	59,279	59,279
Segment net operating income	$127,837	$95,963	$27,840	$4,621	$—	$59,279	$315,540

Depreciation and amortization	$(166,983)	$(77,786)	$(14,643)	$(3,296)	$—	$—	$(262,708)

General and administrative							(7,973)
Management fee							(28,073)
Performance participation allocation							(29,796)
Interest income							280
Interest expense							(146,943)
Other income (expense)							(672)
Net loss							$(160,345)
Net loss attributable to non-controlling interests in third party joint ventures							$3,054
Net loss attributable to non-controlling interests in BREIT OP							1,594
Net loss attributable to BREIT stockholders							$(155,697)

14. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings.

15. Subsequent Events

The Bellagio Real Estate

On October 15, 2019, the Company entered into an agreement to acquire the real estate assets of The Bellagio Las Vegas from MGM Resorts International (“MGM”) for approximately $4.25 billion, excluding closing costs, in a 95%/5% Company controlled joint venture with MGM. The Bellagio is an iconic, market-leading, luxury integrated resort located on 77 acres at the center of the Las Vegas strip, featuring 3,933 hotel rooms, an approximately 155,000 square feet gaming floor, 94,000 square feet of retail space and 200,000 square feet of meeting and ballroom space. The acquisition is part of a sale-leaseback transaction whereby the Company expects to enter into a triple-net lease agreement for the Bellagio with MGM as the tenant, providing that MGM would generally be responsible for all property-related expenses, including taxes, insurance and maintenance. The lease is expected to have an initial annual rent of $245 million with an initial term of 30 years with two 10-year extension options for MGM. The Company expects the closing of the acquisition to occur by year end.

Acquisitions

Subsequent to September 30, 2019, the Company acquired an aggregate of $1.0 billion of real estate, exclusive of closing costs, across 11 separate transactions.

Subsequent to September 30, 2019, the Company acquired an aggregate of $458.8 million of real estate-related securities and loans.

Proceeds from the Issuance of Common Stock

Subsequent to September 30, 2019, the Company had received net proceeds of $1.6 billion from the issuance of its common stock.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions and statements regarding future performance. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believes these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our annual report for the most recent fiscal year, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

BREIT invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate-related securities and loans. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of The Blackstone Group Inc. (“Blackstone”), a leading investment manager, which serves as our sponsor. As of September 30, 2019, we operated our business in six reportable segments: Multifamily, Industrial, Hotel, Retail, and Other Properties, and real estate-related securities and loans. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other includes self-storage properties.

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

As of November 14, 2019, we had received net proceeds of $11.5 billion from the Offering and the sale of unregistered shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class T, Class D, and Class I units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate-related securities and loans as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

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

Q3 2019 Highlights

Operating Results:

•

Raised $2.4 billion of net proceeds during the three months ended September 30, 2019 and a total $5.2 billion of net proceeds during the nine months ended September 30, 2019 from the issuance of our common stock.

•	Subsequent to September 30, 2019, we raised $1.6 billion of net proceeds from the issuance of our common stock.
•	Declared monthly net distributions totaling $119.2 million and $279.7 million for the three and nine months ended September 30, 2019, respectively.
•

Year-to-date total return through September 30, 2019, without upfront selling commissions, was 9.3% for Class S, 9.3% for Class T, 9.7% for Class D, and 10.0% for Class I shares. Year-to-date total return assuming full upfront selling commissions was 5.6% for Class S, 5.7% for Class T, and 8.1% for Class D shares.

Investments:

•

Acquired 336 industrial, 10 multifamily, three hotel, one retail and 21 self-storage properties across 13 transactions with a total purchase price of $6.9 billion, inclusive of closing costs, during the three months ended September 30, 2019.  The acquisitions are consistent with our strategy of acquiring diversified, income producing, commercial real estate assets concentrated in high growth markets across the U.S.

•

Acquired the Jupiter 12 Industrial Portfolio, a 64 million square foot income-oriented, high-quality, industrial portfolio in well-located, in-fill locations for $5.5 billion, inclusive of closing costs.

•

Subsequent to September 30, 2019, we entered into an agreement to acquire the real estate assets of The Bellagio Las Vegas from MGM Resorts International (“MGM”) for approximately $4.25 billion, excluding closing costs, in a 95%/5% Company controlled joint venture with MGM. The transaction is expected to close before year end.

•

Our 1,022 properties as of September 30, 2019 consisted of Industrial (48% based on fair value), Multifamily (41%), Hotel (9%), Retail (1%) and Other (1%), and our portfolio of real estate was concentrated in the following regions: South (38%), West (32%), East (18%), and Midwest (12%).

•

Made 20 investments in real estate-related securities and loans with a total cost basis of $396.8 million consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds and term loans of real estate-related companies.

•

Investments in real estate-related securities and loans as of September 30, 2019 were diversified by credit rating — BB (39% based on fair value), BBB (24%), B (18%), Other (11%), A (7%), and AAA (1%) and collateral backing — Hospitality (55%), Office (16%), Multifamily (11%), Diversified (10%), Other (6%), and Industrial (2%).

Financings:

•	Continued our strategy of obtaining secured revolving credit capacity by adding an additional $1.1 billion of revolving credit capacity.
•

Closed or assumed an aggregate $5.5 billion in property-level financing and obtained an additional $0.2 billion of financings secured by our investments in real estate-related securities and loans during the three months ended September 30, 2019.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities and loans based on fair value as of September 30, 2019:

The following charts further describe our portfolio composition in real properties based on fair value as of September 30, 2019:

The following map identifies the top markets of our portfolio composition in real properties based on fair value as of September 30, 2019:

WA 2%
NV 7%
CO 5%
IL 6%
IN 2%
OH 2%
PA 4%
CA 8%
KY 2%
VA 4%
NC 3%
AZ 7%
GA 9%
TX 13%
FL 13%
Other U.S. Markets 13%

Investments in Real Estate

As of September 30, 2019, we had acquired 1,022 properties with a total purchase price of $22.0 billion, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of Multifamily and Industrial properties, and to a lesser extent Hotel, Retail, and Other properties, located in growth markets across the U.S. The following table provides a summary of our portfolio as of September 30, 2019:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue	Percentage of Total Revenues
Industrial	764	126,434 sq. ft.	95%	$4.67	$10,871,982	$269,095	25%
Multifamily(1)	182	56,890 units	93%	$13,823	9,687,184	498,858	46%
Hotel	50	9,041 keys	78%	$172.33/$135.03	2,137,657	308,597	28%
Retail	5	766 sq. ft.	98%	$20.16	240,832	10,023	1%
Other	21	1,347 sq. ft.	89%	$11.24	151,009	2,859	0%
Total	1,022				$23,088,664	$1,089,432	100%

(1)	Multifamily includes other types of rental housing such as manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)

The occupancy rate for our industrial and retail investments includes all leased square footage as of September 30, 2019. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of September 30, 2019. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2019. The occupancy rate for our hotel investments includes paid occupied rooms for the twelve months ended September 30, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(3)

For industrial, manufactured housing, retail, and self-storage properties, represents the annualized September 30, 2019 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, represents the annualized base rent for the three months ended September 30, 2019 per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”),

respectively, for the twelve months ended September 30, 2019. Hotels owned less than twelve months are excluded from the ADR and RevPAR calculations.
(4)	Based on fair value as of September 30, 2019.

Real Estate

The following table provides information regarding our portfolio of real properties as of September 30, 2019:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	38	Various(4)	April 2017	100%	5,968 sq. ft.	93%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various(5)	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various(6)	March 2018	100%	21,174 sq. ft.	96%
HP Cold Storage Industrial Portfolio	6	Various(7)	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various(8)	Nov. 2018	99%(8)	14,011 sq. ft.	93%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	98%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	96%
D.C. Powered Shell Warehouse Portfolio	7	Ashburn & Manassas, VA	June 2019	90%	1,174 sq. ft.	100%
Patriot Park	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	83%
Denali Industrial Portfolio	18	Various(9)	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	316	Various(10)	Sept. 2019	100%	63,965 sq. ft.	95%
Total Industrial	764				126,434 sq. ft.

Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	92%
TA Multifamily Portfolio	6	Various(11)	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	94%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	95%
ACG II Multifamily	4	Various(12)	Sept. 2017	94%	932 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	20	Various(13)	Nov. 2017 & Jan. 2018	90%	4,584 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	94%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	95%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	95%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	6	Various(14)	May 2018	100%	2,199 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	93%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	14	Various(15)	Feb. 2019	100%	3,743 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	82%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Various(16)	April 2019	95%	608 units	95%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	94%
Raider Multifamily Portfolio	3	Las Vegas, NV	April & June 2019	100%	1,110 units	95%
Bridge II Multifamily Portfolio	6	Various(17)	Various(17)	100%	2,363 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Various(18)	May 2019	100%	454 units	92%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	96%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	96%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	95%
ACG IV Multifamily	2	Various(19)	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	92%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	92%
Haven 124	1	Denver, CO	Sept. 2019	100%	562 units	100%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	93%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	96%
Southwest MH	14	Various(20)	June 2018	99%	3,065 units	78%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	92%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	69%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	88%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	939 units	81%
Florida MH 4-Pack	4	Various(21)	April & July 2019	99%	795 units	82%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	336 units	95%
EdR Student Housing Portfolio	20	Various(22)	Sept. 2018	95%	10,610 units	94%
Total Multifamily	182				56,890 units

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	82%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	79%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	472 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	77%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	81%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	84%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	93%
Corporex Select Service Portfolio	5	Various(23)	Aug. 2018	100%	601 keys	77%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	73%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	N/A
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	N/A
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	N/A
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	N/A
Raven Select Service Portfolio	21	Various(24)	June 2019	100%	2,555 keys	N/A
Urban 2-Pack	2	Chicago, IL & Arlington, VA	July 2019	100%	636 keys	N/A
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	N/A
Total Hotel	50				9,041 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	93%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Total Retail	5				766 sq. ft.

Other:
East Coast Storage Portfolio	21	Various(25)	Aug. 2019	97%	1,347 sq. ft.	89%
Total Other	21				1,347 sq. ft.

Total Investments in Real Estate	1,022

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
(3)

The occupancy rate for our industrial and retail investments includes all leased square footage as of September 30, 2019. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of September 30, 2019. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2019. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended September 30, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(4)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of square feet), Chicago, IL (23%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (10%) and Orlando, FL (2%).
(5)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of square feet), Atlanta, GA (26%), and Nashville, TN (21%).
(6)	The Canyon Industrial Portfolio is primarily concentrated in Chicago, IL (19% of square feet), Dallas, TX (15%), Indianapolis, IN (9%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).
(7)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of square feet), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
(8)

The Meridian Industrial Portfolio consists of 106 industrial properties primarily concentrated in Memphis, TN (23% of square feet), Orlando, FL (19%), Jacksonville, FL (10%), Atlanta, GA (9%), Richmond, VA (7%), and Winston-Salem, NC (7%). We own a 99% joint venture interest in 74 of the properties and wholly own the other 32 properties.

(9)	The Denali Industrial Portfolio is located in Indianapolis, IN (41% of square feet), Grove City, OH (22%), Hebron, KY (19%), Cincinnati, OH (14%), and West Chester, OH (4%).
(10)

The Jupiter 12 Industrial Portfolio is primarily concentrated in Dallas, TX (14% of square feet), Chicago, IL (12%), Harrisburg, PA (9%), Atlanta, GA (8%), Cincinnati, OH (6%), Columbus, OH (5%), Orlando, FL (5%) and Indianapolis, IN (5%).

(11)

The TA Multifamily Portfolio consists of a 32-floor property in downtown Orlando, FL (19% of units) and five garden style properties located in the suburbs of Palm Beach Gardens, FL (19%), Chicago, IL (19%), Orlando, FL (17%), Dallas, TX (14%), and Kansas City, KS (12%).

(12)	The ACG II Multifamily Portfolio consists of four garden style properties in Gilbert, AZ (30% of units), Modesto, CA (25%), Olympia, WA (24%), and Flagstaff, AZ (21%).
(13)	The Aston Multifamily Portfolio is located in four markets: Austin/San Antonio, TX (47% of units), Dallas/Fort Worth, TX (21%), Nashville, TN (18%), and Louisville, KY (14%).
(14)	The Wave Multifamily Portfolio is located in five markets: Greater Seattle, WA (29% of units), Sacramento, CA (28%), Las Vegas, NV (22%), Spokane, WA (14%), and Portland, OR (7%).
(15)

The Roman Multifamily Portfolio is primarily concentrated in Riverside, CA (18% of units), Denver, CO (13%), Tampa, FL (10%), Orlando, FL (9%), Charlotte, NC (9%), Portland, OR (8%), and Dallas, TX (8%).

(16)	The Citymark Multifamily 2-Pack is located in Las Vegas, NV (61% of units) and Lithia Springs, GA (39%).
(17)

The Bridge II Multifamily Portfolio had closings in April, June and July of 2019 and is located in Charlotte, NC (34% of units), Phoenix, AZ (20%), Lakeland, FL (18%), Corona Hills, CA (14%), and Moreno Valley, CA (14%).

(18)	The Davis Multifamily 2-Pack is located in Jacksonville, FL (56% of units) and Raleigh, NC (44%).
(19)	ACG IV Multifamily is located in Puyallup, WA (74% of units) and Woodland, CA (26%).
(20)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(21)	Florida MH 4-Pack is located in Waldorf, MD (39% of sites), Winter Haven, FL (26%), Naples, FL (18%), and Tarpon Springs, FL (17%).
(22)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(23)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).
(24)

The Raven Select Service Portfolio is primarily concentrated in Fort Lauderdale/West Palm, FL (24% of keys), Austin/San Antonio, TX (14%), Salt Lake City, UT (10%), Boulder, CO (10%), Durham, NC (7%), Minneapolis, MN (7%), and Chicago, IL (6%).

(25)

The East Coast Storage Portfolio is primarily concentrated in Fayetteville, NC (17% of square feet), Tallahassee, FL (13%), Raleigh, NC (8%), New York/New Jersey (8%), Chattanooga, TN (6%), and Miami/Fort Lauderdale, FL (6%).

Subsequent to September 30, 2019, we acquired an aggregate of $1.0 billion of real estate, exclusive of closing costs, across 11 separate transactions.

The Bellagio Real Estate

On October 15, 2019, we entered into an agreement to acquire the real estate assets of The Bellagio Las Vegas from MGM for approximately $4.25 billion, excluding closing costs, in a 95%/5% Company controlled joint venture with MGM. The Bellagio is an iconic, market-leading, luxury integrated resort located on 77 acres at the center of the Las Vegas strip, featuring 3,933 hotel rooms, an approximately 155,000 square feet gaming floor, 94,000 square feet of retail space and 200,000 square feet of meeting and ballroom space. The acquisition is part of a sale-leaseback transaction whereby we expect to enter into a triple-net lease agreement for the Bellagio with MGM as the tenant, providing that MGM would generally be responsible for all property-related expenses, including taxes, insurance and maintenance. The lease is expected to have an initial annual rent of $245 million with an initial term of 30 years with two 10-year extension options for MGM. We expect the closing of the acquisition to occur by year end.

Investments in Real Estate-Related Securities and Loans

During the nine months ended September 30, 2019, we invested $1.5 billion in real estate-related securities and loans. The following table details our investments in real estate-related securities and loans as of September 30, 2019 ($ in thousands):

			September 30, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
43	BB	Hospitality, Industrial, Multifamily, Office, Diversified, Other	L+2.83%	11/12/2024	$1,027,601	$1,028,981	$1,032,524
34	BBB	Hospitality, Multifamily, Office, Diversified, Other	L+2.30%	11/5/2024	808,188	809,970	811,824
22	B	Hospitality, Multifamily, Office	L+3.44%	11/2/2024	467,437	466,423	468,201
6	A	Hospitality, Industrial, Retail, Diversified	L+2.05%	11/7/2024	275,883	276,237	277,259
13	Other	Multifamily	L+2.47%	6/13/2026	103,345	103,782	103,705
118						2,685,393	2,693,513
CMBS - Fixed:
5	B	Hospitality, Multifamily, Diversified	4.5%	6/3/2026	132,950	131,675	133,962
8	BB	Hospitality, Multifamily, Office, Diversified	4.1%	5/20/2026	122,964	119,777	123,802
11	BBB	Hospitality, Multifamily, Diversified	4.0%	11/6/2027	99,103	96,187	101,827
9	Other	Hospitality, Multifamily, Diversified	4.5%	12/5/2026	157,129	153,458	155,941
33						501,097	515,532
RMBS - Fixed:
2	BB	Multifamily	4.2%	6/11/2022	6,689	6,689	6,712
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/19/2025	27,273	20,320	20,706
3	Other	Multifamily	N/A	4/12/2027	208,817	104,403	114,699
4						124,723	135,405
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	5/20/2026	1,800,104	9,952	9,967
1	BBB	Multifamily	0.1%	1/5/2028	225,803	1,397	1,396
1	A	Multifamily	0.1%	5/2/2025	194,399	939	940
1	Other	Multifamily	4.7%	1/5/2029	42,024	12,140	12,129
5						24,428	24,432
Corporate Bonds:
9	BB	Hospitality, Multifamily, Diversified	5.5%	12/8/2026	225,165	224,411	234,015
2	B	Hospitality, Multifamily	6.2%	5/21/2025	31,170	31,394	32,145
11						255,805	266,160
Term Loans:
6	B	Hospitality, Diversified	L+3.70%	1/16/2025	62,038	61,486	61,469
1	BB	Diversified	L+2.75%	5/7/2026	54,291	54,042	54,087
1	BBB	Hospitality	L+2.25%	8/29/2025	1,041	1,040	1,045
1	Other	Diversified	L+1.70%	2/6/2022	47,132	46,073	45,954
9						162,641	162,555
182						$3,760,776	$3,804,309

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2019, were either not ratable or have not been submitted to ratings agencies.

(2)	Multifamily real estate-related securities and loans are collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of September 30, 2019, one-month LIBOR was 2.0%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(5)	Represents notional amount for CMBS interest only positions.

The following charts further describe the diversification of our real estate-related securities and loans by credit rating and collateral type based on fair value as of September 30, 2019:

Credit Rating(1)	Collateral Type

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of September 30, 2019, were either not ratable or have not been submitted to ratings agencies.

Subsequent to September 30, 2019, we purchased an aggregate of $458.8 million of real estate-related securities and loans.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent and square footage as of September 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019 (remaining)	109	$14,685	2%	3,131	3%
2020	380	72,976	11%	13,572	11%
2021	431	96,702	14%	18,975	16%
2022	460	108,244	16%	18,597	15%
2023	339	112,914	17%	19,380	16%
2024	288	71,987	11%	11,472	10%
2025	107	31,294	5%	6,074	5%
2026	67	55,420	8%	12,138	10%
2027	56	44,417	7%	7,587	6%
2028	41	17,864	3%	2,377	2%
Thereafter	65	43,129	6%	7,088	6%
Total	2,343	$669,632	100%	120,391	100%

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended September 30,		2019 vs. 2018	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018		$2019	2018	$
Revenues
Rental revenue	$290,453	$152,838	$137,615	$750,322	$366,213	$384,109
Hotel revenue	132,036	40,000	92,036	301,653	79,017	222,636
Other revenue	15,544	7,324	8,220	37,457	16,842	20,615
Total revenues	438,033	200,162	237,871	1,089,432	462,072	627,360
Expenses
Rental property operating	121,591	63,783	57,808	310,613	153,853	156,760
Hotel operating	89,951	26,822	63,129	204,468	51,958	152,510
General and administrative	4,548	3,027	1,521	12,607	7,973	4,634
Management fee	29,858	11,823	18,035	69,522	28,073	41,449
Performance participation allocation	56,322	12,447	43,875	106,383	29,796	76,587
Depreciation and amortization	204,653	103,758	100,895	505,986	262,708	243,278
Total expenses	506,923	221,660	285,263	1,209,579	534,361	675,218
Other income (expense)
Income from real estate-related securities	52,568	28,647	23,921	166,035	59,279	106,756
Gain on disposition of real estate	6,481	—	6,481	36,167	—	36,167
Interest income	1,763	82	1,681	2,260	280	1,980
Interest expense	(116,037)	(65,711)	(50,326)	(310,903)	(146,943)	(163,960)
Other income	(2,379)	(283)	(2,096)	(2,786)	(672)	(2,114)
Total other income (expense)	(57,604)	(37,265)	(20,339)	(109,227)	(88,056)	(21,171)
Net loss	(126,494)	(58,763)	(67,731)	(229,374)	(160,345)	(69,029)
Net loss attributable to non-controlling interests in third party joint ventures	1,305	433	872	4,311	3,054	1,257
Net loss attributable to non-controlling interests in BREIT OP	2,018	663	1,355	4,342	1,594	2,748
Net loss attributable to BREIT stockholders	$(123,171)	$(57,667)	$(65,504)	$(220,721)	$(155,697)	$(65,024)

Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and real estate-related securities and loans we have made since we commenced principal operations in January 2017, our revenues and operating expenses for the three and nine months ended September 30, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the full three and nine months ended September 30, 2019 and 2018 and are further discussed below.

General and Administrative Expenses

During the three and nine months ended September 30, 2019, general and administrative expenses increased $1.5 million and $4.6 million, respectively, compared to the corresponding periods in 2018, primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three and nine months ended September 30, 2019, the management fee increased by $18.0 million and $41.4 million, respectively, compared to the corresponding periods in 2018. The increase was due to the growth in our net asset value (“NAV”).

Performance Participation Allocation

During the three and nine months ended September 30, 2019, the unrealized performance participation allocation accrual increased $43.9 million and $76.6 million, respectively, compared to the corresponding periods in 2018. The increase was the result of our increased NAV and a higher total return than the corresponding period in 2018. Such amount was allocated to the Special Limited Partner.

Depreciation and Amortization

During the three and nine months ended September 30, 2019, depreciation and amortization increased $100.9 million and $243.3 million, respectively, compared to the corresponding periods in 2018. The increase was driven by the growth in our portfolio, which increased from 351 properties as of September 30, 2018 to 1,022 properties as of September 30, 2019.

Income from Real Estate-Related Securities and Loans

During the three and nine months ended September 30, 2019, income from real estate-related securities and loans increased $23.9 million and $106.8 million, respectively, compared to the corresponding periods in 2018. The increase was primarily due to the growth of our portfolio of investments in real estate-related securities and loans, which increased from 93 positions as of September 30, 2018 to 182 positions as of September 30, 2019.

Gain on Disposition of Real Estate

During the three and nine months ended September 30, 2019, we recorded $6.5 million and $36.2 million, respectively, of gain from the disposition of real estate related to the sale of a property within the Canyon Industrial Portfolio and the parking garage attached to the Hyatt Place San Jose Downtown property. We did not sell any real estate in the corresponding periods in 2018.

Interest Expense

During the three and nine months ended September 30, 2019, interest expense increased $50.3 million and $164.0 million, respectively, compared to the corresponding periods in 2018. The increase was primarily due to the growth in our real estate portfolio and real estate-related securities and loans and the related indebtedness used in such investments.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater for properties other than hotels) are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities and loans segment to be same property.

For the three months ended September 30, 2019 and 2018, our same property portfolio consisted of 71 multifamily, 209 industrial, 14 hotel, and two retail properties. For the nine months ended September 30, 2019 and 2018, our same property portfolio consisted of 44 multifamily, 55 industrial, 10 hotel, and two retail properties.

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

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		2019 vs. 2018	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018		$2019	2018	$
Net loss attributable to BREIT stockholders	$(123,171)	$(57,667)	$(65,504)	$(220,721)	$(155,697)	$(65,024)
Adjustments to reconcile to same property NOI
General and administrative	4,548	3,027	1,521	12,607	7,973	4,634
Management fee	29,858	11,823	18,035	69,522	28,073	41,449
Performance participation allocation	56,322	12,447	43,875	106,383	29,796	76,587
Affiliate incentive compensation awards	500	—	500	1,500	—	1,500
Depreciation and amortization	204,653	103,758	100,895	505,986	262,708	243,278
Income from real estate-related securities and loans	(52,568)	(28,647)	(23,921)	(166,035)	(59,279)	(106,756)
Gain on disposition of real estate	(6,481)	—	(6,481)	(36,167)	—	(36,167)
Interest income	(1,763)	(82)	(1,681)	(2,260)	(280)	(1,980)
Interest expense	116,037	65,711	50,326	310,903	146,943	163,960
Other income (expense)	2,379	283	2,096	2,786	672	2,114
Net loss attributable to non-controlling interests in third party joint ventures	(1,305)	(433)	(872)	(4,311)	(3,054)	(1,257)
Net loss attributable to non-controlling interests in BREIT OP	(2,018)	(663)	(1,355)	(4,342)	(1,594)	(2,748)
NOI	226,991	109,557	117,434	575,851	256,261	319,590
Non-same property NOI	129,238	14,008	115,230	425,596	109,894	315,702
Same property NOI	$97,753	$95,549	$2,204	$150,255	$146,367	$3,888

The following table details the components of same property NOI for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$137,151	$135,012	$2,139	2%
Hotel revenue	22,627	21,865	762	3%
Other revenue	5,244	5,884	(640)	(11)%
Total revenues	165,022	162,761	2,261	1%

Rental property operating	52,120	52,670	(550)	(1)%
Hotel operating	15,149	14,542	607	4%
Total expenses	67,269	67,212	57	—%
Same property NOI	$97,753	$95,549	$2,204	2%

Same Property – Rental Revenue

Same property rental revenue increased $2.1 million for the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was due to a $3.9 million increase in base rental revenue partially offset by a $1.1 million decrease in tenant reimbursement income. Additionally, as a result of the adoption of ASU 2016-02, $0.7 million of bad debt expense was recorded as a component of same property rental revenue for the three months ended September 30, 2019. For the three months ended September 30, 2018, bad debt expense was recorded as a component of rental property operating expenses. For further detail on the adoption of ASU 2016-02 see Note 2 to the condensed consolidated financial statements.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Three Months Ended September 30,		Change in Base	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$75,506	$72,774	$2,732	—%	+3%
Industrial	44,495	43,390	1,105	—%	+3%
Retail	1,809	1,792	17	(1)%	+3%
Total base rental revenue	$121,810	$117,956	$3,854

(1)	The annualized base rent per leased square foot or unit for the three months ended September 30, 2019 and 2018 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue increased $0.8 million for the three months ended September 30, 2019 compared to the corresponding period in 2018. ADR for the hotels in our same property portfolio increased from $144 to $147 while occupancy increased 1% and RevPAR increased from $119 to $122 during the three months ended September 30, 2019 compared to the corresponding period in 2018.

Same Property –Other Revenue

Same property other revenue decreased $0.6 million for the three months ended September 30, 2019 compared to the corresponding period in 2018. The decrease in other revenue for the three months ended September 30, 2019 was primarily a result of lower non-recurring lease related fees such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $0.6 million during the three months ended September 30, 2019, compared to the corresponding period in 2018. The decrease in rental property operating expenses was primarily due to the presentation of bad debt expense as a component of rental revenue for the three months ended September 30, 2019 as a result of the adoption of ASU 2016-02.  During the three months ended September 30, 2018, $1.1 million of bad debt expense was recorded as a component of rental property operating expense. The decrease was partially offset by a $0.5 million increase in real estate taxes, insurance and repair and maintenance expenses at our multifamily and industrial properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.6 million during the three months ended September 30, 2019, compared to the corresponding period in 2018. The increase in hotel operating expenses was primarily the result of increased real estate taxes at certain hotels within our portfolio, along with an increase in general operating expenses associated with the overall increase in revenues.

The following table details the components of same property NOI for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$211,550	$206,994	$4,556	2%
Hotel revenue	54,750	53,556	1,194	2%
Other revenue	10,656	12,061	(1,405)	(12)%
Total revenues	276,956	272,611	4,345	2%

Rental property operating	90,543	90,815	(272)	—%
Hotel operating	36,158	35,429	729	2%
Total expenses	126,701	126,244	457	—%
Same property NOI	$150,255	$146,367	$3,888	3%

Same Property – Rental Revenue

Same property rental revenue increased $4.6 million for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to an increase of $5.3 million in base rental revenue and a $0.3 million increase in tenant reimbursement revenue. Additionally, as a result of the adoption of ASU 2016-02, $1.0 million of bad debt expense was recorded as a component of same property rental revenue for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, bad debt expense was recorded as a component of rental property operating expenses. For further detail on the adoption of ASU 2016-02, see Note 2 to the condensed consolidated financial statements.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Nine Months Ended September 30,		Change in Base	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$155,408	$150,259	$5,149	—%	+3%
Industrial	31,677	31,560	117	(1)%	+1%
Retail	5,418	5,359	59	+1%	+1%
Total base rental revenue	$192,503	$187,178	$5,325

(1)	The annualized base rent per leased square foot or unit for the nine months ended September 30, 2019 and 2018 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue increased $1.2 million for the nine months ended September 30, 2019, compared to the corresponding period in 2018 primarily due to an increase of $0.5 million at our hotel property located in downtown Atlanta, Georgia. The Hyatt House Downtown Atlanta experienced increased occupancy, ADR, and RevPAR during the first quarter of 2019 as a result of increased demand primarily associated with the Super Bowl. The remaining increase in hotel revenue was due to an increase in ADR and RevPAR across the remaining hotel properties in our portfolio. ADR for the hotels increased from $161 to $166 while occupancy decreased 1% and RevPAR increased from $132 to $135 during the nine months ended September 30, 2019 compared to the corresponding period in 2018.

Same Property –Other Revenue

Same property other revenue decreased $1.4 million for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The decrease in other revenue for the nine months ended September 30, 2019 was primarily a result of lower non-recurring lease related fees, such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $0.3 million during the nine months ended September 30, 2019, compared to the corresponding period in 2018. The decrease in rental property operating expenses was primarily the result of the presentation of bad debt expense as a component of rental revenue for the nine months ended September 30, 2019 as a result of the adoption of ASU 2016-02. During the nine months ended September 30, 2018, $2.3 million of bad debt expense was recorded as a component of rental property operating expense. The change in presentation of bad debt expense was partially offset by an increase in real estate taxes, insurance expenses and payroll expenses at our multifamily properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.7 million during the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase in hotel operating expenses for the nine months ended September 30, 2019 was primarily a result of an increase in insurance and real estate taxes at certain hotels within our portfolio, along with an increase in general operating expenses across the portfolio associated with the overall increase in revenues.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to BREIT stockholders	$(123,171)	$(57,667)	$(220,721)	$(155,697)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	204,653	103,758	505,986	262,708
Gain on disposition of real estate	(6,481)	—	(36,167)	—
Amount attributable to non-controlling interests for above adjustments	(6,692)	(2,272)	(19,321)	(7,434)
FFO attributable to BREIT stockholders	68,309	43,819	229,777	99,577
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(1,804)	(2,606)	(5,532)	(6,366)
Amortization of above- and below-market lease intangibles	(2,532)	(1,275)	(6,254)	(3,132)
Amortization of mortgage premium/discount	(55)	(75)	(58)	(176)
Unrealized (gains) losses from changes in the fair value of real estate-related securities and loans	(7,533)	(4,913)	(53,025)	(8,761)
Amortization of restricted stock awards	100	62	300	112
Non-cash performance participation allocation	56,322	12,447	106,383	29,796
Non-cash incentive compensation awards to affiliated service providers	500	—	1,500	—
Gain on involuntary conversion	—	—	(1,389)	—
Amount attributable to non-controlling interests for above adjustments	(1,049)	(36)	(965)	(83)
AFFO attributable to BREIT stockholders	112,258	47,423	270,737	110,967
Adjustments to arrive at FAD:
Realized (gains) losses on real estate-related securities and loans	(713)	(8)	(688)	(8)
Management fee paid in shares	29,858	11,823	69,522	28,073
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(23,092)	(5,898)	(43,927)	(11,752)
Stockholder servicing fees	(11,548)	(5,746)	(28,755)	(14,054)
Amount attributable to non-controlling interests for above adjustments	(102)	(68)	(539)	(135)
FAD attributable to BREIT stockholders	$106,661	$47,526	$266,350	$113,091

(1)

Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.

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

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	September 30, 2019
Investments in real properties	$23,088,664
Investments in real estate-related securities and loans	3,804,309
Cash and cash equivalents	155,674
Restricted cash	666,891
Other assets	188,091
Mortgage notes, term loans, and revolving credit facilities, net	(13,322,320)
Repurchase agreements	(2,646,334)
Subscriptions received in advance	(560,444)
Other liabilities	(651,846)
Accrued performance participation allocation	(106,383)
Management fee payable	(11,054)
Accrued stockholder servicing fees(1)	(4,022)
Non-controlling interests in joint ventures	(155,562)
Net Asset Value	$10,445,664
Number of outstanding shares/units	918,195

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $4.0 million accrued for purposes of our NAV and the $399.1 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2019 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$5,092,528	$409,465	$777,276	$4,017,704	$148,691	$10,445,664
Number of outstanding shares/units	446,425	36,559	69,148	352,999	13,064	918,195
NAV Per Share/Unit as of September 30, 2019	$11.4074	$11.2000	$11.2407	$11.3816	$11.3816

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.4%
Industrial	7.3%	5.8%
Hotel	9.7%	9.7%
Retail	7.8%	6.3%
Other	7.3%	7.2%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.0%	+1.8%	+1.8%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.0)%	(1.8)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.9%	+1.9%	+2.5%	+1.9%
(weighted average)	0.25% increase	(2.8)%	(2.7)%	(1.8)%	(2.3)%	(1.8)%

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2019
Stockholders’ equity under U.S. GAAP	$8,183,432
Non-controlling interests attributable to Class B units	128,147
Redeemable non-controlling interest	271
Total partners' capital of BREIT OP	8,311,850
Adjustments:
Accrued stockholder servicing fee	395,078
Organization and offering costs	6,647
Accrued affiliate incentive compensation awards	(14,296)
Unrealized net real estate and debt appreciation	743,398
Accumulated depreciation and amortization	1,002,987
NAV	$10,445,664

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

Distributions

We declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.4764 per share for the nine months ended September 30, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2019:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
January 31, 2019	$0.0451	$0.0452	$0.0507	$0.0530
February 28, 2019	0.0451	0.0452	0.0501	0.0522
March 31, 2019	0.0451	0.0452	0.0507	0.0530
April 30, 2019	0.0451	0.0453	0.0506	0.0528
May 31, 2019	0.0451	0.0453	0.0508	0.0531
June 30, 2019	0.0451	0.0453	0.0506	0.0529
July 31, 2019	0.0451	0.0452	0.0508	0.0531
August 31, 2019	0.0451	0.0452	0.0508	0.0532
September 30, 2019	0.0451	0.0453	0.0508	0.0531
Total	$0.4059	$0.4072	$0.4559	$0.4764

The following tables summarize our distributions declared during the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$45,894	38%	$17,866	37%
Reinvested in shares	73,347	62%	30,588	63%
Total distributions	$119,241	100%	$48,454	100%
Sources of Distributions
Cash flows from operating activities	$119,241	100%	$48,454	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$119,241	100%	$48,454	100%

Cash flows from operating activities	$179,897		$74,723
Funds from Operations	$68,309		$43,819
Adjusted Funds from Operations	$112,258		$47,423
Funds Available for Distribution	$106,661		$47,526

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$104,674	37%	$41,942	37%
Reinvested in shares	174,980	63%	72,939	63%
Total distributions	$279,654	100%	$114,881	100%
Sources of Distributions
Cash flows from operating activities	$279,654	100%	$114,881	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$279,654	100%	$114,881	100%

Cash flows from operating activities	$373,366		$179,048
Funds from Operations	$229,777		$99,577
Adjusted Funds from Operations	$270,737		$110,967
Funds Available for Distribution	$266,350		$113,091

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Through September 30, 2019, our distributions have been funded entirely from cash flows from operations.

As of September 30, 2019, our indebtedness included loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and HSBC Bank USA, National Association (the “HSBC MRA”) secured by our investments in real estate-related securities.

On February 21, 2019, we entered into an unsecured line of credit with a third party. The line of credit expires on February 22, 2022 and may be extended for up to one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. As of September 30, 2019, the capacity of the unsecured line of credit was $700.0 million. As of September 30, 2019, we had a $30.0 million letter of credit outstanding which reduced the available capacity of the unsecured line of credit to $670.0 million.

The following table is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	September 30, 2019	December 31, 2018
Fixed rate loans:
Fixed rate mortgages	3.85%	6/27/2026	N/A	$9,019,813	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	195,878	200,000
Total fixed rate loans	3.90%	6/17/2026		9,215,691	4,982,326
Variable rate loans:
Floating rate mortgages	L+1.71%	7/23/2025	N/A	1,540,166	675,116
Variable rate term loans	L+1.59%	12/15/2023	N/A	1,432,479	603,500
Variable rate secured revolving credit facilities	L+1.49%	5/18/2025	$2,132,479	1,178,979	624,200
Total variable rate loans	L+1.60%	12/14/2024		4,151,624	1,902,816
Total loans secured by our properties	3.83%	12/28/2025		13,367,315	6,885,142

Repurchase agreement borrowings secured by our real estate-related securities:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		11/20/2019	N/A	1,896,334	963,723
Total repurchase agreement borrowings secured by our real estate-related securities(5)	3.20%			2,646,334	1,713,723

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.50%	2/22/2022	700,000	—	—
Affiliate line of credit	L+2.50%	1/23/2020	250,000	—	—
Total unsecured loans			950,000	—	—

Total indebtedness				$16,013,649	$8,598,865

(1)

The term “L” refers to (i) the one-month LIBOR with respect to loans secured by our properties and unsecured loans, and (ii) the one-month, three-month and twelve-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in October 2019 into new contracts.
(4)	Includes RBC MRA, Citi MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA.
(5)	Weighted average interest rate based on L+1.20%.

As of November 14, 2019, we had received net proceeds of $4.5 billion from selling an aggregate of 405,330,511 shares of our common stock in the Current Offering (consisting of 215,143,950 Class S shares, 15,333,271 Class T shares, 45,730,097 Class D shares, and 129,123,193 Class I shares).

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$373,366	$179,048
Cash flows used in investing activities	(11,192,689)	(6,856,263)
Cash flows provided by financing activities	11,335,275	6,818,383
Net increase in cash and cash equivalents and restricted cash	$515,952	$141,168

Cash flows provided by operating activities increased $194.3 million during the nine months ended September 30, 2019 compared to the corresponding period in the 2018 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate-related securities and loans.

Cash flows used in investing activities increased $4.3 billion during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to an increase of $4.1 billion in the acquisition of real estate investments and an increase in the acquisition of real estate-related securities and loans of $0.4 billion. Such increases were offset by $0.2 billion in proceeds from the disposition of real estate and settlement of real-estate related securities and loans.

Cash flows provided by financing activities increased $4.5 billion during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $3.0 billion from the issuance of our common stock, a net increase in borrowings of $1.5 billion and an increase of $0.4 billion in subscriptions received in advance.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2019 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$19,172,495	2,518,385	2,159,977	4,369,255	10,124,878
Ground leases	963,060	6,820	14,238	14,961	927,041
Organizational and offering costs	6,647	2,045	4,091	511	—
Other	15,632	3,424	7,638	4,189	381
Total	$20,157,834	$2,530,674	$2,185,944	$4,388,916	$11,052,300

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at September 30, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereby an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2019, the outstanding principal balance of our variable rate indebtedness was $6.8 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR or three-month GBP denominated LIBOR. For the three and nine months ended September 30, 2019, a 10% increase in one-month U.S. Dollar denominated LIBOR or three-month GBP denominated LIBOR would have resulted in increased interest expense of $2.4 million and $6.8 million, respectively.

Investments in real estate-related securities and loans

As of September 30, 2019, we held $3.8 billion of real estate-related securities and loans. Our investments in real estate-related securities and loans are primarily floating-rate and indexed to one-month or three-month U.S. denominated LIBOR or three-month GBP denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and nine months ended September 30, 2019, a 10% increase or decrease in the one-month or three-month U.S. denominated LIBOR rate or the three-month GBP denominated LIBOR would have resulted in an increase or decrease to income from real estate-related securities and loans of $2.7 million and $6.9 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate-related securities and loans due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities and loans by making investments in securities and loans backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate-related securities and loans is unknown. As of September 30, 2019, the fair value at which we may sell our investments in real estate-related securities and loans is not known, but a 10% change in the fair value of our investments in real estate-related securities and loans may result in a change in the carrying value of our real estate-related securities and loans of $380.4 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended September 30, 2019, the Adviser elected to receive its management fee in Class I shares and we issued 1,671,214 unregistered Class I shares to the Adviser in satisfaction of the management fee for July and August 2019. Additionally, we issued 971,219 unregistered Class I shares to the Adviser in October 2019 in satisfaction of the September 2019 management fee.

We have also sold Class I shares at the same transaction price as for Class I shares registered under the Current Offering to a non-U.S. feeder vehicle primarily created to hold Class I shares that offers interests in itself to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicle is claimed to be exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2019, we sold 81,110,551 unregistered Class I shares to such vehicle. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our current offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

During the three months ended September 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2019	864,739	0.12%	10.93	864,739	—
August 2019	3,004,433	0.37%	11.19	3,004,433	—
September 2019	1,076,001	0.12%	11.28	1,076,001	—
Total	4,945,173	N/M	$11.17	4,945,173	—

(1)

Includes 2,039,796 Class I shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $22.8 million. As of September 30, 2019, the Adviser owned 1.7 million of our Class I common shares.

(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $384.5 million of Class S, Class T, Class D, Class I shares, and Class B Units based on our June 30, 2019 NAV in the third quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

The Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units are not considered part of our share repurchase plan as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1

Second Articles of Amendment and Restatement of Blackstone Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2017)

3.2

Articles of Amendment and Restatement of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2019)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 14, 2019	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 14, 2019	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 14, 2019	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)