Form 10-K
period 2019-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2020-03-24
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices) (Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Class S Common Stock, $0.01 par value per share

Class I Common Stock, $0.01 par value per share

Class T Common Stock, $0.01 par value per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

As of March 24, 2020, the issuer had the following shares outstanding: 631,993,567 shares of Class S common stock, 801,713,070 shares of Class I common stock, 44,797,961 shares of Class T common stock, and 99,322,077 shares of Class D common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions and statements regarding future performance. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise. You should carefully review Item 1A — “Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

References herein to “Blackstone Real Estate Income Trust,” the “Company,” “BREIT,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, real estate debt. Our objective is to bring Blackstone’s leading institutional quality real estate investment platform to income focused investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group Inc. (“Blackstone”). We were incorporated in Maryland in 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in eight reportable segments: Industrial, Multifamily, Net Lease, Hotel, Retail, Office and Other Properties, and real estate debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”).

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”). We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. We subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class I, Class T, and Class D shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of March 24, 2020, we had received net proceeds of $17.5 billion from selling an aggregate of 1,588,293,255 shares of our common stock (consisting of 643,054,511 Class S shares, 798,498,578 Class I shares, 46,710,253 Class T shares, and 100,029,913 Class D shares) in the Offering and otherwise. We have primarily used the net proceeds to make investments in real estate and real estate debt.

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

Our Adviser is a part of Blackstone, an alternative asset management business that includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $571.1 billion as of December 31, 2019.

In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 575 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $163.2 billion of investor capital under management as of December 31, 2019. Blackstone's real estate group ("Blackstone Real Estate") has one centralized investment committee (the "Investment Committee") that meets weekly to review large new investments around the world. The Investment Committee includes all Senior Managing Directors in Blackstone Real Estate, as well as select senior executives of Blackstone.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee, and expense reimbursements. In addition, BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone, is entitled to receive a performance participation allocation. See Note 11 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide attractive current income in the form of regular, stable cash distributions;
•	preserve and protect invested capital;
•	realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and
•

provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.

Investment Strategy

Our investment strategy is to acquire primarily stabilized, income-generating commercial real estate in the United States. To a lesser extent, we also invest in real estate debt to provide current income and, together with our lines of credit, a source of liquidity for our share repurchase plan, cash management and other purposes.

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

Our investments in primarily stabilized, income-generating U.S. commercial real estate focus on a range of asset types. These may include multifamily, industrial, net lease, hotel, retail, and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. For a breakdown of our portfolio by asset type see the “Investments in Properties” section below.

Our real estate debt strategy is designed to generate current income. We also believe that our real estate debt will, in conjunction with our lines of credit, help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into real estate. We utilize the Blackstone Real Estate Debt Strategies (“BREDS”) team to assist with this portion of the portfolio. The BREDS team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate debt investment opportunities throughout the capital structure.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event at the end of that period.

Investments in Real Estate

We invest primarily in stabilized, income-generating U.S. commercial real estate. We may invest to a lesser extent in Canadian and European cities and potentially elsewhere and opportunistically in equity of public and private real estate-related companies. As of December 31, 2019, our entire property portfolio is located in the United States. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. As of December 31, 2019, our property portfolio did not contain any active development projects.

We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

The following charts describe our portfolio composition in real properties based on fair value as of December 31, 2019:

The following map identifies the 15 top markets of our portfolio composition in real properties based on fair value as of December 31, 2019:

LAS VEGAS
20%
DENVER
3%
CHICAGO
5%
HARRISBURG
2%
WASHINGTON D.C.
2%
SAN BERNARDINO
2%
ATLANTA
7%
JACKSONVILLE
2%
LOS ANGELES
2%
PHOENIX
6%
DALLAS
6%
TAMPA
2%
ORLANDO
5%
SAN ANTONIO
3%
MIAMI
3%
OTHER U.S. MARKETS
30%
MORE THAN 10%
5 – 10%
LESS THAN 5%

Investments in Real Estate Debt

Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit), interests of collateralized debt obligation and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include preferred equity and derivatives. Our investments in real estate debt are focused in the United States, but may also include securities issued or backed by real estate in Europe and certain other countries.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is in the range of 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and the cost) plus the equity in our settled real estate debt portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. The leverage ratio excludes our pro rata share of indebtedness within our unconsolidated investments. Real estate investments include our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Our real estate debt portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment.

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

Risks Related to Our Organizational Structure

We have held most of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held most of our current investments for a limited period of time and are not able to provide you with information to assist you in evaluating the merits of any specific properties or real estate debt that we may acquire, except for investments that may be described in one or more supplements to the prospectus for the Offering (the “Prospectus”). Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the Offering and certain private offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate debt. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and real estate debt on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Furthermore, the diversification and type of investments may differ substantially from our prior investments. For example, future investments may focus on different sectors of real estate or different geographic areas than is the case for our current investment portfolio. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

 There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

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

In light of the nature of our continuous public offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.

We have in the past and may in the future significantly increase the size and/or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on our Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated, as of the date on which you make your subscription request or repurchase request may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per shares. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

 Valuations and appraisals of our properties and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. The Adviser will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Investments in real estate debt with readily available market quotations will be valued monthly at fair market value. Certain real estate debt investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculation our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.

Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. Similarly, although our monthly valuations of our real estate debt and other securities for which market quotations are not readily available will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our real estate debt will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Advisory Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor and quarterly valuations of our real estate debt and other securities for which market quotations are not readily available provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our properties and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions, see “Certain Provisions of Maryland Corporate Law and Our Charter and Bylaws—Control Share Acquisition” in the Prospectus.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders. See “Management—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” in the Prospectus.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 1,000,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third-parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

So long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation.

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

Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Our operations are highly dependent on our information systems and technology and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses and other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Blackstone may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

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

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third-party service providers for certain aspects of our business, including for our administration, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cyber security threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone, its employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

Furthermore, Blackstone’s portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.

Finally, Blackstone’s technology, data and intellectual property and the technology, data and intellectual property of its portfolio companies are also subject to a heightened risk of theft or compromise to the extent Blackstone and its portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, Blackstone and its portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties;

•	increases in interest rates and lack of availability of financing; and

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

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

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

For example, as a result of the recent financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics, most recently Covid-19, which has been designated as a pandemic by the World Health Organization. The outbreak of such epidemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

We are subject to additional risks from our non-U.S. investments.

We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States, including Canada, Europe and potentially elsewhere. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Our portfolio is currently concentrated in certain industries and geographies and may in the future be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Currently, our portfolio is heavily concentrated in multifamily and industrial assets and geographically concentrated in the southern and western regions of the U.S., and in particular Las Vegas, Nevada. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Our concentration in Las Vegas exposes us to risks related to the economic health and other factors unique to that city, which is in turn largely reliant on the gaming and tourist industries. See “—Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.” For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we have in the past and may in the future agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

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

In addition, while we will invest primarily in stabilized income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Blackstone’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments with third parties and we may, subject to the requirements in our charter, continue to co-invest in the future with Blackstone affiliates or third parties in partnerships or other entities that own real properties. We have entered into, and expect to continue to enter into, joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk.  In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have an adverse impact us.

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

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

The exit by the United Kingdom (“U.K.”) from the E.U. could adversely affect us.

The U.K. and E.U. agreed the text of a withdrawal agreement on October 17, 2019 to enable the U.K. to leave the E.U. on 31 January, 2020 with an implementation period lasting until at least December 31, 2020. This agreement was subsequently ratified by the U.K. government on January 23, 2020 and the European Parliament on January 29, 2020, and the U.K. formally left the E.U. on January 31, 2020. During the implementation period, E.U. law continues to apply in the U.K. and the U.K. maintains its E.U. single market access rights (including passport rights) and E.U. customs union membership. The U.K. government has stated its intention that the implementation period will last only until December 31, 2020.

Even though a withdrawal agreement has been ratified and an implementation period has been secured, U.K. regulated firms and other U.K. businesses could still be adversely affected by the terms ultimately agreed for a future trading relationship with the E.U. A tariff or non-tariff barrier, customs checks, the inability to provide cross-border services, changes in withholding tax, restrictions on movements of employees, restrictions on the transfer of personal data, etc., all have the potential to materially impair the profitability of a business, require it to adapt, or even relocate.

In the event that the implementation period expires without any agreement being made for a future trading relationship between the U.K. and the E.U., the U.K. will become a third country vis-à-vis the E.U. As a third country, the U.K. will cease to have access to the single market and will no longer be a member of the E.U. customs union. The cross-border trade in goods between the U.K. and E.U. member states will, in such circumstances, depend on any multilateral trade agreements to which both the E.U. and the U.K. are parties (such as those administered by the World Trade Organization) and the provision of services by U.K. firms will be generally restricted to those that could be provided by firms established in any third country.

Without assurance as to whether any future trading relationship between the U.K. and the E.U. will be agreed, and as to the terms of any such relationship, many businesses may be unable to postpone executing their contingency plans. Contingency planning for some businesses involves re-establishing the business in another member state, moving personnel and, if applicable, seeking authorization from the local regulator – all of which are costly and disruptive.

Although it is probable that any adverse effects of the U.K.’s withdrawal from the E.U. will principally affect the U.K. (and those having an economic interest in, or connected to, the U.K.), given the size and global significance of the U.K.’s economy, unpredictability about the terms of its withdrawal and its future legal, political and/or economic relationships with Europe is likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect our business, business opportunities, results of operations, financial conditions and cash flows. In addition, although it seems less likely now than at the time of Britain’s referendum, the withdrawal of the U.K. from the E.U. could have a further destabilizing effect if any other member states were to consider withdrawing from the E.U., presenting similar and/or additional potential risks and consequences to our business and financial results.

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

 We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

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

For example, we are dependent on a subsidiary of MGM Resorts International (“MGM”) as the sole tenant of The Bellagio Las Vegas as well as the MGM Grand Las Vegas and Mandalay Bay.  The rental revenue we are entitled to receive from MGM comprises a sizeable portion of our overall revenue and therefore risks related to MGM’s financial condition will expose us to risk, including adverse impacts to MGM’s business as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, negative developments in the economy or political climate that depress travel activity, or other factors that may impact MGM’s operations or the operation of these properties. As a result, MGM has been, and may in the future be, required to suspend operations at these properties for what could be an extended period of time. Additionally, while these properties are currently suited to MGM’s needs, should MGM default under any of these leases, we may have difficulty finding a replacement tenant, any replacement tenant may not be of the same quality as MGM, the terms of any new lease may be less favorable than the terms of the current lease, or we may be required to incur significant expense to modify the properties to suit a new tenant.

Similarly, certain of our other properties, including certain industrial warehouses and student housing properties, are leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and our hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results.  As a result, such tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangements may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

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

We may experience material losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

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

The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.  We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third-party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

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

We hold and may in the future invest from time to time in real properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, the Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation and/or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties, and we may incur liability as a result of such third parties’ actions.

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

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

The hospitality or leisure market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality or leisure industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

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

Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.

We invest in real estate associated with gaming facilities, which are subject to risks associated with the gaming industry, including changes in consumer trends, the impact of gaming regulations on us and/or our tenants, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences, changes in laws or foreign monetary policies that impact consumer behavior, and other factors over which we have no control. Economic contraction, economic uncertainty or the perception by potential customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions. Such investments may also be affected by risks relating to the tourism industry for the geographic areas in which our properties are located, including cost and availability of air services or other travel methods.

The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, the growth of general internet and electronic sports-related gaming and legislative changes, including relating to sports betting. As competing properties and new markets are opened, we and our tenants may be negatively impacted.

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain commercial properties subject to net leases in which we invest are occupied by a single tenant and, therefore, the success of such investments are largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

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

Our self-storage investments are subject to risks from fluctuating demand and competition in the self-storage industry.

Our self-storage investments are subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.

General Risks Related to Investments in Real Estate Debt

Investments in real estate debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.

 Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We invest in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We generally invest in high-yield debt which is generally subject to more risk than higher rated securities.

Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

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

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for investment in real estate debt may deteriorate further, which could have an adverse effect on the performance of our investments.

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

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

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

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

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

We have and in the future may invest from time to time in structured products, including pools of mortgages, loans and other real-estate related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We have and in the future may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We have and may in the future acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We have and may in the future invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”)). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United

States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

Our investments in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, are subject to certain other risks which may adversely affect our results of operations and financial condition.

Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

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

We invest in subordinated debt, which is subject to greater credit risk than senior debt.

We have in the past and may in the future from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

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

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of the our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate debt pursuant to our broad investment guidelines.

 Pursuant to our broad investment guidelines, our real estate debt investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.

We invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We have in the past and may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”

We invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.

We have in the past and may in the future invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in real estate-related corporate debt are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk.  We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We invest in derivatives, which involve numerous risks” below.

We invest in derivatives, which involve numerous risks.

We have in the past and may in the future enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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

We may face risks associated with short sales.

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

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Blackstone may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

Political changes may affect the real estate debt markets.

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

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 60%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) gross real estate assets (measured using the greater of fair market value and cost) plus the equity in our settled securities portfolio. See “Investment Objectives and Strategies—Borrowing Policies” in the Prospectus. We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

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

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Blackstone Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We have lines of credits with financial institutions that are either unsecured or secured by certain of our assets as well as an uncommitted line of credit from an affiliate of Blackstone and we may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under or maintain our existing lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other Blackstone Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Blackstone Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to our interest expense of $11.0 million.

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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments.

We pay interest under our credit facilities, and receive interest payments on certain of our real estate debt investments, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”) and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

Our debt includes floating-rate loans and reverse repurchase agreements for which the interest rates are tied to LIBOR and real estate debt investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee, sub-committees of the Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offering.

The dealer manager for the Offering is Blackstone Advisory Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, our ability to raise proceeds through the Offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

The Adviser is paid a management fee for its services based on our NAV, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments.

The Adviser’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We would be required to pay the Adviser a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period.

The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital.

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

Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Other Blackstone Accounts and their portfolio entities and third parties, will in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Adviser or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

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

Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone has long-term relationships with a significant number of corporations and their senior management. The Adviser and its affiliates will consider those relationships when evaluating an investment opportunity, which may result in the Adviser or its affiliates choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone and its affiliates may have or transactions or investments Blackstone and its affiliates may make or have made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below. We may also co-invest with clients of Blackstone or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Adviser and its affiliates with respect to our investments and otherwise result in a conflict.

Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can be expected to also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by its portfolio entities. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with other transactions involving conflicts described herein, to the fullest extent permitted by law. Sales of securities for our account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time. Blackstone employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including our potential competitors. Our stockholders will not receive any benefit from any such investments.

On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence the Adviser to select or recommend PJT to perform services for us (the cost of which will generally be borne directly or indirectly by us). Given that PJT is no longer an affiliate of Blackstone, the Adviser and its affiliates will be free to cause us to transact with PJT generally without restriction under our charter notwithstanding the relationship between Blackstone and PJT. See also “—The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us” below.

Blackstone receives or obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data”. Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to this data and information from us, Other Blackstone Account and portfolio entities. Blackstone has entered and will continue to enter into information sharing and use arrangements with us, Other Blackstone Accounts, portfolio entities, related parties and service providers, which may give Blackstone access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although Blackstone believes that these activities improve Blackstone’s investment management activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information from a portfolio entity can be expected to enable Blackstone to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, Blackstone is generally free to use data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including to trade for the benefit of Blackstone or an Other Blackstone Account. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio entity in the same or related industry. Such trading is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our stockholders.

The sharing and use of “big data” and other information presents potential conflicts of interest and investors acknowledge and agree that any benefits received by Blackstone or its personnel (including fees (in cash or in kind), costs and expenses) will not offset the Adviser’s management fee or otherwise be shared with investors. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone Accounts.

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

The time, dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Advisory Agreement, the compensation to such Consultants may be borne fully by us (with no reduction or offset to the management fee paid to the Adviser). If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts.

We may source, sell and/or purchase assets either to or from the Adviser and its affiliates, or issued by affiliates of the Adviser, and such transactions may cause conflicts of interest.

We may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. We may also source, sell to and/or purchase form third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping with ours. It is expected that some activities of Blackstone, Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account. Our sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.

With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities are allocated among us and one or more Other Blackstone Accounts in accordance with our sponsor’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which is generally pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives or focus of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions to achieve an attractive distribution yield), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., joint venture investments between us and an Other Blackstone Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments and (v) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).

Currently, a Private Core+ Account invests in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial and retail assets in major U.S. markets. To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, including at the lower leverage targeted by the Private Core+ Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above (including maintaining our status as a non-investment company exempt from the Investment Company Act). Certain Other Blackstone Accounts also invest in real estate debt with investment objectives or guidelines that overlap with ours, but do not have priority over us. To the extent an investment satisfies the investment objectives of us and such Other Blackstone Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above. There may be instances where an overlapping investment opportunity would have satisfied our primary investment objective of providing attractive current income in the form of regular, stable cash distributions to achieve an attractive distribution yield assuming our targeted leverage ratio in the range of 60%, but which does not satisfy our investment objectives at the lower targeted leverage ratio of the Private Core+ Accounts. If the Adviser and its affiliates determine to use the lower leverage ratio, such overlapping investment opportunity would not be allocated to us in whole or part. A sharing of the investment opportunity at different leverage ratios would not be possible because such joint venture investments with the Private Core+ Accounts must be on the same terms (including leverage ratio).

Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities. This priority will result in fewer investment opportunities being made available to us.

As of December 31, 2019, Other Blackstone Accounts with investment objectives or guidelines that overlap with our primary strategy but that do not have priority over us (including the Private Core+ Accounts) that are in their investing stage had no unused capital commitments and Select Opportunistic Blackstone Accounts (which are Other Blackstone Accounts that receive priority over us and whose investment strategies are generally less similar to ours but can overlap to some extent) in their investing stage had approximately $16.7 billion of unused capital commitments.

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

Under certain circumstances, our Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, Blackstone or its affiliates. In addition, the Adviser and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser and its affiliates in their good faith discretion, or the investment is not appropriate for us for other reasons as determined by the Adviser and its affiliates in their good faith reasonable sole discretion.  In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case.  In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.

When the Adviser and its affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including real estate personnel), can be expected to receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. As a result, the Adviser (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for Other Blackstone Accounts.

The Adviser and its affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser and its affiliates determine to be consistent with the return objective of Other Blackstone Accounts rather than us may not match the expectations and underwriting of the Adviser and its affiliates and generate an actual return that would have been appropriate for us. Conversely, an investment that the Adviser and its affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.

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

We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts. In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, in certain circumstances we will likely recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Adviser may take to mitigate the conflict, Blackstone may be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made.

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

In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, or vice versa, Blackstone may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors). In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. In any such circumstance, the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including origination, ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of the management fee paid to the Adviser. The conflicts applicable to Other Blackstone Accounts who invest in different securities of issuers will apply equally to Blackstone itself in such situations.

To the extent that we make or have an investment in, or through the purchase of debt obligations become a lender to, a company in which an Other Blackstone Account has a debt or equity investment (including through investments in CMBS where the underlying properties are owned by Other Blackstone Accounts), or if an Other Blackstone Account participates in a separate tranche of a financing with respect to a portfolio entity, Blackstone will generally have conflicting loyalties between its duties to us and to Other

Blackstone Accounts. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). Moreover, we will generally “follow the vote” of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect our investment and will be dependent upon such third parties’ actions (which may not be as capable as the Adviser and may have other conflicts arising from their other relationships, both with Blackstone and other third parties that could impact their decisions). In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.

We may seek to participate in investments relating to (i) the refinancing or modifications of loan investments or portfolios held or proposed to be acquired by certain Other Blackstone Accounts, and Other Blackstone Accounts may refinance a loan currently held by us and/or (ii) portfolio entities of one or more Other Blackstone Accounts, including primary or secondary issuances of loans or other interests by such portfolio entities. While it is expected that our participation in connection with any such transactions will generally be negotiated by third parties, such transactions will give rise to potential or actual conflicts of interest.

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

Our sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Blackstone Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Blackstone Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Blackstone Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates, and therefore among us and the Other Blackstone Accounts acquiring any of the assets, securities and instruments. To the extent that any such allocations would cause us to participate in a transaction with Other Blackstone Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our sponsor will have conflicting loyalties between its duties to us and to Other Blackstone Accounts.

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

It is expected that Blackstone will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Blackstone (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Blackstone Account or another Blackstone real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Blackstone Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other Blackstone Account.

Blackstone may raise and/or manage Other Blackstone Accounts, which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.

Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate debt investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.

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

We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of) owned by one or more Other Blackstone Accounts (or in connection with the acquisitions by one or more Other Blackstone Accounts or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other Blackstone Accounts and/or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other Blackstone Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other Blackstone Accounts) and/or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other Blackstone Accounts may receive refinancing proceeds and/or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other Blackstone Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.

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

 Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of other Blackstone funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and portfolio entities, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, real estate funds, hedge funds and other investment vehicles, as well as securities of other companies, some of which will be competitors of ours. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us.

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

Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to Other Blackstone Accounts to use other service providers and vendors in which Blackstone has an interest, and Blackstone has an incentive to use third-party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Adviser’s management fee and are not otherwise shared with us. In the case of brokers of securities, our sponsor has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.

Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset or company; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, dsirectly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.

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

We may engage portfolio entities of Other Blackstone Accounts to provide some or all of the following services: (a) corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, corporate secretarial services, data management, directorship services, finance/budget, human resources, information technology, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, tax and treasury; (b) loan management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio entity, Blackstone affiliate or third party (e.g., a third party manager) of operational services); (d) operational services (i.e., general management of day to day operations, including, without limitation, construction management, leasing services, project management and property management); and (e) transaction support services (including, without limitation, managing relationships with brokers and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development works, overseeing brokers, lawyers, accountants and other advisors, providing legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits, and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).

Such portfolio entities that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:

LivCor. We have engaged LivCor, L.L.C., a portfolio company owned by a Blackstone-advised fund for certain of our multifamily properties.

Equity Office Management/Equity Office Properties. We have engaged Equity Office Management, L.L.C., a portfolio company owned by Blackstone-advised funds for certain of our office properties.

ShopCore. We have engaged ShopCore Properties TRS Management LLC, a portfolio company owned by a Blackstone-advised fund for certain of our retail properties.

Link. We have engaged Link Industrial Properties Holdco LLC, a portfolio company owned by a Blackstone-advised fund for certain of our industrial properties.

BRE Hotels and Resorts. We have engaged BRE Hotels & Resorts LLC, a portfolio company controlled (but not owned) by a Blackstone-advised fund for certain of our hotel properties.

Revantage. We have engaged Revantage Corporate Services, LLC, a portfolio company owned by a Blackstone-advised fund, to provide corporate support services (including, without limitation, accounting, legal, tax, and treasury, as applicable) and transaction support services to certain of our investments directly.

We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Service providers and vendors owned by Other Blackstone Accounts may charge us for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for our benefit to us, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio property; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore we could pay more than our pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above.

We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Portfolio entity service providers described in this section are generally owned and controlled by a Blackstone fund such as Other Blackstone Accounts. In certain instances a similar company could be owned or controlled by Blackstone directly. Service providers described in this risk factor are generally owned and controlled by a Blackstone fund, such as the Other Blackstone Accounts.

Blackstone has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if we consummate a higher percentage of transactions with a particular law firm than Blackstone, Other Blackstone Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Blackstone or Other Blackstone Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Blackstone, Other Blackstone Accounts and their affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Blackstone, the Other Blackstone Accounts and affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.

In addition to the service providers (including portfolio entity service providers) and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. Furthermore, Blackstone will from time to time encourage our third-party service providers to use other Blackstone-affiliated service providers and vendors in connection with our business and the business of portfolio entities and unaffiliated entities, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. No fees charged by these service providers and vendors will offset or reduce the Adviser’s management fees. Furthermore, Blackstone, the Other Blackstone Accounts and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Blackstone-affiliated service providers and vendors, include, without limitation:

LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as an escrow agent in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, LNLS will benchmark such fees to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.

Certain Blackstone-affiliated service providers and their respective personnel may receive a management promote, an incentive fee and other performance-based compensation in respect of our investments. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

The Adviser and its affiliates will make determinations of market rates (i.e., rates that fall within a range that the Adviser and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to the Adviser. Finally, in certain circumstances third-party benchmarking may be considered unnecessary, including because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states). Some of the services performed by Blackstone-affiliated service providers could also be performed by our sponsor from time to time and vice versa. Fees paid by us to Blackstone-affiliated service providers do not offset or reduce the management fee we pay to the Adviser and are not otherwise shared with us.

For more information regarding our relationships with these entities, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, as well as “Transactions with Related Persons and Certain Control Persons—Our Relationship with Our Adviser and Blackstone—Affiliate Service Agreements” in our definitive Proxy Statement on Schedule 14A, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, each as incorporated herein by reference.

Blackstone and Other Blackstone Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment,

Blackstone and Other Blackstone Accounts (or their respective portfolio entities and personnel and related parties) can be expected to make referrals or introductions to us or other portfolio entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share, accruing to the party making the introduction. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a portfolio entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, risk management services, data management services, consulting services, brokerage services, insurance procurement, placement, brokerage and consulting services, and other services to such portfolio entities) that are referred to the joint venture or business by Blackstone. Such joint venture or business could use data obtained from such portfolio entities. We typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their respective portfolio entities as a result of such introduction.

We will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof) and will otherwise enter into operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and portfolio entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone and its affiliates and personnel, or Other Blackstone Accounts and their portfolio entities, including as a result of transactions entered into by us, and such commissions or payment will not offset the management fee payable to the Adviser. Blackstone can be expected to also receive consulting or other fees from the parties to these group procurement arrangements. To the extent that a portfolio entity of an Other Blackstone Account is providing such a service, such portfolio entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular portfolio entity providing the service will, in certain circumstances, be greater than those received by us in receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements.

We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, our portfolio properties, the Adviser, Blackstone and their respective directors, officers, employees, agents and representatives and other indemnified parties, against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella”, group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Adviser and Blackstone (including their respective directors, officers, employees, agents and representatives and other indemnified parties). The Adviser and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella”, group or other insurance policies among one or more of us and Other Blackstone Accounts, the Adviser and Blackstone on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable. For example, some property insurance could be allocated on a property-by-property basis in accordance with the relative values of the respective assets that are insured by such policies.

Additionally, we and Other Blackstone Accounts (and their portfolio entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine).

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

Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by the Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone may determine to share the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

We may be subject to potential conflicts of interest as a consequence of family relationships that Blackstone employees have with other real estate professionals.

Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser.

We are subject to conflicts of interest related to tenants.

Certain properties owned by us and/or an Other Blackstone Account will, in certain circumstances, be leased out to tenants that are affiliates of Blackstone, including but not limited to Other Blackstone Accounts and/or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.

We are party to an uncommitted line of credit with an affiliate of Blackstone.

We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $150 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, LIBOR plus 2.50%. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.

The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Blackstone personnel.

The officers, directors, members, managers and employees of the Dealer Manager and the Adviser can be expected to trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by the Dealer Manager or the Adviser.

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

We, Other Blackstone Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of us, Other Blackstone Accounts and/or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Blackstone Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other Blackstone Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Blackstone Accounts, their portfolio entities or Blackstone. There can be no assurance that any such activities will be successful in advancing our interests or the interests of an Other Blackstone Accounts or a portfolio entity or otherwise benefit such entities.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock” in the Prospectus), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock” in the Prospectus.

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations – Taxation of Non-U.S. Holders of Our Common Stock – Distributions, and – Repurchases of our Common Stock” in the Prospectus.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Cuts and Jobs Act of 2017, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2019:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%

For Class S shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 1.5% of the transaction price.

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

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2019, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering for further details on how our NAV is determined.

The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2019:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2017	$10.0000	$10.0100	$—	$—
February 28, 2017	10.0200	10.0300	—	—
March 31, 2017	10.0200	10.0200	—	—
April 30, 2017	10.0455	10.0495	—	—
May 31, 2017	10.1828	10.1868	—	10.1604
June 30, 2017	10.2904	10.2791	10.1721	10.2648
July 31, 2017	10.3173	10.3092	10.2256	10.2603
August 31, 2017	10.4074	10.3997	10.2883	10.3536
September 30, 2017	10.4662	10.4579	10.3239	10.3763
October 31, 2017	10.5060	10.4973	10.3549	10.4114
November 30, 2017	10.5174	10.5094	10.3622	10.4141
December 31, 2017	10.5750	10.5671	10.4175	10.4712
January 31, 2018	10.6339	10.6236	10.4684	10.5217
February 28, 2018	10.6714	10.6602	10.4985	10.5539
March 31, 2018	10.6795	10.6646	10.5050	10.5602
April 30, 2018	10.7134	10.6985	10.5372	10.5928
May 31, 2018	10.7321	10.7158	10.5525	10.6087
June 30, 2018	10.7620	10.7446	10.5802	10.6315
July 31, 2018	10.7959	10.7773	10.6120	10.6633
August 31, 2018	10.8268	10.8064	10.6411	10.6907
September 30, 2018	10.8508	10.8290	10.6629	10.7133
October 31, 2018	10.8806	10.8579	10.6909	10.7417
November 30, 2018	10.8862	10.8625	10.6957	10.7459
December 31, 2018	10.8222	10.7984	10.6318	10.6820
January 31, 2019	10.8756	10.8524	10.6835	10.7359
February 28, 2019	10.9142	10.8906	10.7202	10.7724
March 31, 2019	10.9458	10.9218	10.7502	10.8019
April 30, 2019	10.9756	10.9480	10.7769	10.8304
May 31, 2019	11.0625	11.0350	10.8612	10.9146
June 30, 2019	11.1022	11.0755	10.9007	10.9481
July 31, 2019	11.2241	11.1969	11.0191	11.0660
August 31, 2019	11.3286	11.3030	11.1221	11.1661
September 30, 2019	11.4074	11.3816	11.2000	11.2407
October 31, 2019	11.4263	11.4008	11.2193	11.2588
November 30, 2019	11.4634	11.4379	11.2553	11.2945
December 31, 2019	11.4725	11.4473	11.2642	11.3022

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2019 ($ and shares/units in thousands):

Components of NAV	December 31, 2019
Investments in real properties	$29,225,122
Investments in real estate debt	4,523,260
Cash and cash equivalents	204,269
Restricted cash	905,433
Other assets	202,904
Mortgage notes, term loans, and revolving credit facilities, net	(17,088,862)
Repurchase agreements	(3,092,137)
Subscriptions received in advance	(796,729)
Other liabilities	(580,805)
Accrued performance participation allocation	(141,396)
Management fee payable	(13,873)
Accrued stockholder servicing fees (1)	(4,946)
Non-controlling interests in joint ventures	(240,936)
Net asset value	$13,101,304
Number of outstanding shares/units	1,145,030

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See the table Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $4.9 million accrued for purposes of our NAV and the $478.5 million accrued under accounting principles generally accepted in the United States of America (“GAAP”).

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2019 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units(1)	Total
Monthly NAV	$6,089,730	$5,429,223	$447,952	$956,816	$177,583	$13,101,304
Number of outstanding shares/units	530,812	474,279	39,768	84,658	15,513	1,145,030
NAV Per Share/Unit as of December 31, 2019	$11.4725	$11.4473	$11.2642	$11.3022	$11.4473

 ___________________

(1)

Includes the partnership interests of BREIT Operating Partnership held by BREIT Special Limited Partner, Class B unit holders, and other BREIT Operating Partnership interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2019 valuations, based on property types. Once we own more than one office property or net lease property we will include the key assumptions for the respective property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.8%	5.3%
Industrial	7.3%	5.7%
Hotel	9.2%	9.5%
Retail	7.7%	6.0%
Other	7.3%	7.1%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Hotel Investment Values	Retail Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+1.0%	+1.8%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(2.1%)	(1.0%)	(1.8%)	(1.7%)
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.7%	+2.0%	+2.6%	+1.9%
(weighted average)	0.25% increase	(2.8)%	(2.9%)	(1.9%)	(2.4%)	(1.8%)

The following table reconciles stockholders’ equity and BREIT OP Partners’ Capital per our consolidated balance sheet to our NAV ($ in thousands):

December 31, 2019
Stockholders’ equity under U.S. GAAP	$10,305,132
Non-controlling interests attributable to BREIT OP unitholders	151,721
Redeemable non-controlling interest	272
Total partners' capital of BREIT OP	10,457,125
Adjustments:
Accrued stockholder servicing fee	473,593
Organization and offering costs	6,136
Accrued affiliate incentive compensation awards	(14,655)
Unrealized net real estate and debt appreciation	864,880
Accumulated depreciation and amortization	1,314,225
NAV	$13,101,304

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

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are recorded at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

-

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same aggregate gross distribution per share, which was $0.6363 per share for the year ended December 31, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes for the year ended December 31, 2019:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2019	$0.0451	$0.0530	$0.0452	$0.0507
February 28, 2019	0.0451	0.0522	0.0452	0.0501
March 31, 2019	0.0451	0.0530	0.0452	0.0507
April 30, 2019	0.0451	0.0528	0.0453	0.0506
May 31, 2019	0.0451	0.0531	0.0453	0.0508
June 30, 2019	0.0451	0.0529	0.0453	0.0506
July 31, 2019	0.0451	0.0531	0.0452	0.0508
August 31, 2019	0.0451	0.0532	0.0452	0.0508
September 30, 2019	0.0451	0.0531	0.0453	0.0508
October 31, 2019	0.0451	0.0534	0.0452	0.0510
November 30, 2019	0.0451	0.0531	0.0452	0.0508
December 31, 2019	0.0451	0.0534	0.0452	0.0510
Total	$0.5412	$0.6363	$0.5428	$0.6087

For the year ended December 31, 2019, we declared distributions in the amount of $433.6 million. The following table outlines the tax character of our distributions paid in 2019 as a percentage of total distributions. The distribution declared on December 31, 2019 was paid on January 22, 2020 and is excluded from the analysis below as it will be a 2020 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2019 Tax Year	8.75%(1)	1.17%(2)	90.08%

(1)	8.60% and 0.15% of the distributions paid in 2019 are non-qualified and qualified, respectively.
(2)	13.80% of the 1.17% is the unrecaptured gain under section 1250 of the Internal Revenue Code.

The following table details the net distribution for each of our share classes for the year ended December 31, 2018:

Declaration Date	Class S Shares	Class I Shares	Class T Shares (1)	Class D Shares (1)
January 31, 2018	$0.0441	$0.0517	$0.0442	$0.0495
February 28, 2018	0.0443	0.0513	0.0444	0.0492
March 31, 2018	0.0445	0.0522	0.0446	0.0500
April 30, 2018	0.0445	0.0520	0.0446	0.0498
May 31, 2018	0.0446	0.0524	0.0448	0.0501
June 30, 2018	0.0447	0.0522	0.0448	0.0500
July 31, 2018	0.0448	0.0526	0.0450	0.0504
August 31, 2018	0.0450	0.0528	0.0451	0.0505
September 30, 2018	0.0451	0.0527	0.0452	0.0505
October 31, 2018	0.0451	0.0530	0.0453	0.0507
November 30, 2018	0.0451	0.0527	0.0452	0.0505
December 31, 2018	0.0451	0.0530	0.0452	0.0507
Total	$0.5369	$0.6286	$0.5384	$0.6019

For the year ended December 31, 2018, we declared distributions in the amount of $173.9 million. The following table outlines the tax character of our distributions paid in 2018 as a percentage of total distributions. The distribution declared on December 31, 2018 was paid on January 22, 2019 and is excluded from the analysis below as it is a 2019 tax event.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2018 Tax Year	3.11%(1)	0%	0%	96.89%

(1)	0.51% and 2.60% of the distributions paid in 2018 are non-qualified and qualified, respectively.

The following table details the net distribution for each of our share classes for the year ended December 31, 2017:

Declaration Date	Class S Shares	Class I Shares	Class T Shares (1)	Class D Shares (1)
March 31, 2017	$0.0250	$0.0412	$—	$—
April 30, 2017	0.0292	0.0362	—	—
May 31, 2017	0.0368	0.0441	—	0.0420
June 30, 2017	0.0445	0.0517	0.0446	0.0496
July 31, 2017	0.0428	0.0501	0.0429	0.0479
August 31, 2017	0.0430	0.0505	0.0431	0.0483
September 30, 2017	0.0434	0.0507	0.0435	0.0485
October 31, 2017	0.0436	0.0512	0.0437	0.0490
November 30, 2017	0.0438	0.0511	0.0439	0.0490
December 31, 2017	0.0438	0.0514	0.0439	0.0492
Total	$0.3959	$0.4782	$0.3056	$0.3835

(1)	We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were made for such classes of shares prior to such dates.

For the year ended December 31, 2017, we declared distributions in the amount of $46.3 million. The following table outlines the tax character of our distributions paid in 2017 as a percentage of total distributions. The distribution declared on December 31, 2017 was paid on January 19, 2018 and is excluded from the analysis below as it is a 2018 tax event.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2017 Tax Year	34.15%(1)	0%	0%	65.85%

(1)	32.55% and 1.60% of the distributions paid in 2017 are non-qualified and qualified, respectively.

The following table summarizes our distributions declared during the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$169,669	39%	$63,631	37%	$15,825	34%
Reinvested in shares	263,897	61%	110,228	63%	30,435	66%
Total distributions	$433,566	100%	$173,859	100%	$46,260	100%
Sources of Distributions
Cash flows from operating activities	$433,566	100%	$173,859	100%	$46,260	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$433,566	100%	$173,859	100%	$46,260	100%

Cash flows from operating activities	$600,927		$252,682		$72,285
Funds from Operations	$358,565		$110,527		$33,831
Adjusted Funds from Operations	$420,284		$164,597		$47,429
Funds Available for Distribution	$409,385		$168,009		$45,822

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

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) unrealized (gains) losses from changes in the fair value of real estate debt, (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us, (viii) gain or loss on involuntary conversion, and (ix) similar adjustments for non-controlling interests.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on real estate debt and (ii) management fee paid in shares or BREIT OP units even if repurchased by us, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital projects, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Net loss attributable to BREIT stockholders	$(401,771)	$(281,056)	$(86,258)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	824,039	406,295	121,793
Net gain on dispositions of real estate	(35,035)	—	—
Amount attributable to non-controlling interests for above adjustment	(28,668)	(14,712)	(1,704)
FFO attributable to BREIT stockholders	358,565	110,527	33,831
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(22,590)	(7,149)	(2,063)
Amortization of above- and below-market lease intangibles	(9,612)	(4,735)	(910)
Amortization of mortgage premium/discount	(285)	(233)	—
Organization costs	—	—	1,838
Unrealized (gains) losses from changes in the fair value of real estate debt	(47,651)	24,746	(2,343)
Amortization of restricted stock awards	400	212	102
Non-cash performance participation allocation	141,396	37,484	16,974
Non-cash incentive compensation awards to affiliated service providers	2,000	4,714	—
Gain on involuntary conversion	(1,389)	—	—
Amount attributable to non-controlling interests for above adjustments	(550)	(969)	—
AFFO attributable to BREIT stockholders	420,284	164,597	47,429
Adjustments to arrive at FAD:
Realized (gains) losses on real estate debt	(6,035)	(200)	177
Management fee paid in shares	108,115	42,659	8,867
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(69,834)	(17,811)	(3,798)
Stockholder servicing fees	(42,501)	(20,909)	(6,853)
Amount attributable to non-controlling interests for above adjustments	(644)	(327)	—
FAD attributable to BREIT stockholders	$409,385	$168,009	$45,822

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the years ended December 31, 2019 and 2018, the Adviser elected to receive its management fees in Class I shares. We issued 8.4 million unregistered Class I shares to the Adviser in satisfaction of the 2019 management fees through November 2019. Additionally, we issued 1.2 million unregistered Class I shares to the Adviser in January 2020 in satisfaction of the December 2019 management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 11 to the consolidated financial statements, the 2019 performance participation allocation became payable on December 31, 2019 and in January 2020, we issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

As further described in Note 11 to our consolidated financial statements, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us. The 2019 portfolio company incentive compensation awards of $14.7 million became payable on December 31, 2019 and in January 2020, we issued approximately 1.3 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies.

We have also sold Class I shares at the same transaction price as for Class I shares registered under the Current Offering to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2019, we received $2.4 billion from selling 210.7 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

The total amount of aggregate repurchases of Class S, Class I, Class T, Class D, and Class B Units of BREIT OP is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

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

During the three months ended December 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2019	930,992	0.10%	$11.37	930,992	—
November 2019	1,037,986	0.10%	11.38	1,037,986	—
December 2019	4,651,241	0.41%	11.43	4,651,241	—
Total	6,620,219	N/M	$11.41	6,620,219	—

(1)

Includes 3,683,550 Class I shares previously issued to the Adviser as payment for management fees. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $42.1 million. As of December 31, 2019, the Adviser owned 1.1 million of our Class I common shares.

(2)

Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $522.3 million of shares of our common stock based on our September 30, 2019 NAV in the fourth quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

As of December 31, 2019, the Special Limited Partner held 23,788 Class I units in BREIT OP received for the performance participation allocation. The redemption of Class I units are not subject to our share repurchase plan as described above.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the years ended December 31, 2019, 2018, and 2017 and for the period March 2, 2016 through December 31, 2016. The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-35 of this report.

				For the Period March 2, 2016 through
	For the Year Ended December 31,			December 31,
	2019	2018	2017	2016
Operating Data (in thousands)
Total revenues	$1,686,272	$723,258	$157,932	$—
Total expenses	1,866,396	837,761	226,858	115
Total other income (expense)	(234,119)	(176,962)	(18,624)	—
Net loss	(414,243)	(291,465)	(87,550)	(115)
Net loss attributable to BREIT stockholders	$(401,771)	$(281,056)	$(86,258)	$(115)

Per Share Data
Net loss per share of common stock — basic and diluted	$(0.54)	$(0.91)	$(0.90)	$(5.74)
Gross distributions declared per share of common stock(1)	$0.64	$0.63	$0.48	$—

Balance Sheet Data (in thousands)
Total assets	$33,039,823	$13,237,158	$4,625,308	$200
Real estate, net	26,326,868	10,259,687	3,406,555	—
Investments in real estate debt	4,523,260	2,259,913	915,742	—
Mortgage notes, term loans, and revolving credit facilities, net	16,929,659	6,833,269	2,111,291	—
Repurchase agreements	3,092,137	1,713,723	682,848	—
Total equity	10,614,648	3,914,954	1,509,639	85

(1)

Represents the gross distributions declared for Class S and Class I shares for the year ended December 31, 2017. We did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T shares prior to such date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “Risk Factors” in this Annual Report on Form 10-K.

Overview

BREIT invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate debt. Our objective is to bring Blackstone’s leading real estate investment platform with an institutional fee structure and monthly liquidity features to individual investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group Inc. (“Blackstone”). We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in eight reportable segments: Industrial, Multifamily, Net Lease, Hotel, Retail, Office and Other Properties, and real estate debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”).

BREIT is a non-exchange traded, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted aggregate gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. We subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock (in any combination of purchases of Class S, Class I, Class T, and Class D shares of our common stock), consisting of up to $10.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in January 2019 (the “Current Offering” and with the Initial Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of March 24, 2020, we had received net proceeds of $17.5 billion from selling an aggregate of 1,588,293,255 shares of our common stock (consisting of 643,054,511 Class S shares, 798,498,578 Class I shares, 46,710,253 Class T shares, and 100,029,913 Class D shares). We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “— Portfolio”.

2019 Highlights

Operating results:

•	Raised $7.8 billion of proceeds during the year ended December 31, 2019 from the sale of our common stock.
•

Declared monthly net distributions totaling $433.6 million for the year ended December 31, 2019 resulting in annualized distribution rates of 4.7% for Class S, 5.6% for Class I, 4.8% for Class T, and 5.4% for Class D. The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

•

2019 total return without upfront selling commissions of 11.3% for Class S, 12.2% for Class I, 11.3% for Class T, and 11.8% for Class D shares. Total return assuming maximum upfront selling commissions of 7.5% for Class S, 7.5% for Class T shares and 10.2% for Class D. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Inception-to-date total return without upfront selling commissions of 9.6% for Class S, 10.4% for Class I, 9.9% for Class T, and 10.6% for Class D shares. Total return assuming maximum upfront selling commissions of 8.3% for Class S, 8.4% for Class T shares and 10.0% for Class D. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

Investments:

•

Closed 53 real estate transactions with a total purchase price of $17.0 billion during the year ended December 31, 2019, resulting in a diversified portfolio of stabilized (94% portfolio occupancy, excluding our hotel and net lease investments) income-producing commercial real estate assets concentrated in high growth markets across the U.S. The following are our top acquisitions for the year:

•

In September 2019, we acquired the Jupiter 12 Industrial Portfolio, a 64 million square foot income-oriented, high-quality, industrial portfolio in well-located, in-fill locations for $5.5 billion, inclusive of closing costs.

•

In November 2019, we acquired the real estate assets of The Bellagio Las Vegas from MGM Resorts International (“MGM”) in a 95%/5% Company controlled joint venture with MGM for $4.3 billion, inclusive of closing costs. The acquisition was part of a sale-leaseback transaction whereby the joint venture entered into a triple-net lease agreement with MGM which benefits from a full corporate guarantee of rent payments by MGM.

•

In June 2019, we sold the parking garage attached to the Hyatt Place San Jose Downtown property to a third party. Net proceeds from the sale were $44.3 million which resulted in a realized gain of $29.7 million.

•

Subsequent to December 31, 2019, we closed a transaction to form a new joint venture with MGM Growth Properties LLC (“MGP”) to acquire the Las Vegas real estate assets of the MGM Grand and Mandalay Bay for $4.6 billion. MGP owns 50.1% of the joint venture, and we own 49.9%. At closing, the joint venture entered into a long-term triple net master lease with MGM which benefits from a full corporate guarantee of rent payments by MGM.

•

Made 141 investments in real estate debt with a total cost basis of $2.8 billion during the year ended December 31, 2019, consisting of CMBS, RMBS, corporate bonds, and mezzanine and term loans of real estate-related companies.

Financings:

•

Continued our strategy of obtaining revolving credit capacity to provide additional access to liquidity by adding an additional $1.4 billion of revolving credit capacity, including a $900.0 million line of credit with multiple banks during the year ended December 31, 2019.

•

Closed or assumed an aggregate of $10.1 billion in property-level financing and obtained an additional $1.4 billion of financings secured by our investments in real estate debt during the year ended December 31, 2019.

Overall Portfolio:

•

Our 1,054 properties as of December 31, 2019 consisted of Industrial (39% based on fair value), Multifamily (37%), Net Lease (14%), Hotel (8%), Retail (1%), Office (<1%), and Other (<1%) and our portfolio of real estate was concentrated in the following regions: West (42%), South (32%), East (16%), and Midwest (10%).

•

Investments in real estate debt as of December 31, 2019 were diversified by credit rating — BB (37% based on fair value), B (21%), BBB (20%), Other (15%), and A (7%) and collateral backing — Hotel (48%), Office (18%), Multifamily (14%), Industrial (9%), Diversified (5%), and Other (6%).

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real properties and real estate debt based on fair value as of December 31, 2019:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2019:

Investments in Real Estate

As of December 31, 2019, we had acquired 1,054 properties resulting in a diversified portfolio of income producing assets primarily consisting of Multifamily and Industrial properties, and to a lesser extent Net Lease, Hotel, Retail, Office and Other properties, concentrated in growth markets across the U.S. The following table provides a summary of our portfolio as of December 31, 2019:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot or Unit(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue ($ in thousands)	Percentage of Total Revenue
Industrial	766	126,922 sq. ft.	95%	$5.63	$11,076,936	$464,251	28%
Multifamily(4)	199	62,534 units	94%	$13,309	10,879,828	712,513	42%
Net Lease	1	8,507 sq. ft.	N/A	N/A	4,265,530	42,317	3%
Hotel	59	9,964 keys	78%	$167.60/$131.28	2,296,929	441,750	26%
Retail	7	1,244 sq. ft.	99%	$22.17	427,170	16,267	1%
Office	1	228 sq. ft.	95%	$24.56	126,358	2,205	—%
Other	21	1,347 sq. ft.	87%	$11.35	152,371	6,969	—%
Total	1,054				$29,225,122	$1,686,272	100%

(1)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of December 31, 2019. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of December 31, 2019. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2019. The occupancy rate for our hotel investments includes paid occupied rooms for the twelve months ended December 31, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(2)

For industrial, manufactured housing, retail, and self-storage properties, represents the annualized December 31, 2019 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, represents the base rent for the year ended December 31, 2019, per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the twelve months ended December 31, 2019. Hotels owned less than twelve months are excluded from the ADR and RevPAR calculations.

(3)	Based on fair value as of December 31, 2019.
(4)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our portfolio of real properties as of December 31, 2019:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	37	Various(4)	April 2017	100%	5,899 sq. ft.	95%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various(5)	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various(6)	March 2018	100%	21,174 sq. ft.	95%
HP Cold Storage Industrial Portfolio	6	Various(7)	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various(8)	Nov. 2018	99%(8)	14,011 sq. ft.	93%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	97%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	94%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	95%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June 2019	90%	1,471 sq. ft.	100%
Patriot Park	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	83%
Denali Industrial Portfolio	18	Various(9)	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	316	Various(10)	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Total Industrial	766				126,922 sq. ft.

Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	95%
TA Multifamily Portfolio	6	Various(11)	April 2017	100%	2,514 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	97%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	96%
ACG II Multifamily	4	Various(12)	Sept. 2017	94%	932 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	20	Various(13)	Various(13)	90%	4,584 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	93%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	96%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	96%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	95%
Wave Multifamily Portfolio	6	Various(14)	May 2018	100%	2,199 units	95%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	92%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	93%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	95%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various(15)	Feb. 2019	100%	3,743 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	93%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Various(16)	April 2019	95%	608 units	94%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various(17)	100%	1,514 units	89%
Bridge II Multifamily Portfolio	6	Various(18)	Various(18)	100%	2,363 units	94%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Various(19)	May 2019	100%	454 units	96%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	96%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Various(20)	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	93%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	89%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	91%
Haven 124	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	89%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	92%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	94%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	65%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	96%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	97%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	90%
Arium Multifamily Portfolio	5	Various(21)	Dec. 2019	100%	1,684 units	94%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	94%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	97%
Southwest MH	14	Various(22)	June 2018	99%	3,065 units	83%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	95%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	68%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	86%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	939 units	84%
Florida MH 4-Pack	4	Various(23)	Various(23)	99%	795 units	83%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	336 units	95%
EdR Student Housing Portfolio	20	Various(24)	Sept. 2018	95%	10,610 units	97%
Total Multifamily	199				62,534 units

Net Lease:
Bellagio	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
Total Net Lease	1				8,507 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	81%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	79%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	472 keys	80%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	79%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	80%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	84%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	93%
Corporex Select Service Portfolio	5	Various(25)	Aug. 2018	100%	601 keys	76%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	71%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	81%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	80%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	81%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	N/A
Raven Select Service Portfolio	21	Various(26)	June 2019	100%	2,555 keys	N/A
Urban 2-Pack	2	Chicago, IL & Arlington, VA	July 2019	100%	636 keys	N/A
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	N/A
RHW Portfolio	9	Various(27)	Nov. 2019	100%	923 keys	N/A
Total Hotel	59				9,964 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	94%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
Total Retail	7				1,244 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Total Office	1				228 sq. ft.

Other:
East Coast Storage Portfolio	21	Various(28)	Aug. 2019	97%	1,347 sq. ft.	87%
Total Other	21				1,347 sq. ft.

Total Investments in Real Estate	1,054

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of December 31, 2019. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of December 31, 2019. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2019. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended December 31, 2019. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.

(4)	The HS Industrial Portfolio is located in six submarkets: Atlanta, GA (38% of square feet), Chicago, IL (25%), Houston, TX (17%), Harrisburg, PA (10%), Dallas, TX (8%) and Orlando, FL (2%).
(5)	The Southeast Industrial Portfolio is located in Jacksonville, FL (53% of square feet), Atlanta, GA (26%), and Nashville, TN (21%).
(6)	The Canyon Industrial Portfolio is primarily concentrated in Chicago, IL (19% of square feet), Dallas, TX (15%), Indianapolis, IN (9%), Baltimore/Washington, D.C. (9%), and Columbus, OH (7%).
(7)	The HP Cold Storage Industrial Portfolio is located in four markets: Stockton, CA (52% of square feet), Atlanta, GA (24%), Baltimore, MD (18%), and Austin, TX (6%).
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
(13)

The Aston Multifamily Portfolio had closings in November 2017 and January 2018 and is located in four markets: Austin/San Antonio, TX (47% of units), Dallas/Fort Worth, TX (21%), Nashville, TN (18%), and Louisville, KY (14%).

(14)	The Wave Multifamily Portfolio is located in five markets: Greater Seattle, WA (29% of units), Sacramento, CA (28%), Las Vegas, NV (22%), Spokane, WA (14%), and Portland, OR (7%).
(15)

The Roman Multifamily Portfolio is primarily concentrated in Riverside, CA (18% of units), Denver, CO (13%), Tampa, FL (10%), Orlando, FL (9%), Charlotte, NC (9%), Portland, OR (8%), and Dallas, TX (8%).

(16)	The Citymark Multifamily 2-Pack is located in Las Vegas, NV (61% of units) and Lithia Springs, GA (39%).
(17)	The Raider Multifamily Portfolio had closings in April, June and November of 2019.
(18)

The Bridge II Multifamily Portfolio had closings in April, June and July of 2019 and is located in Charlotte, NC (34% of units), Phoenix, AZ (20%), Lakeland, FL (18%), Corona Hills, CA (14%), and Moreno Valley, CA (14%).

(19)	The Davis Multifamily 2-Pack is located in Jacksonville, FL (56% of units) and Raleigh, NC (44%).
(20)	ACG IV Multifamily is located in Puyallup, WA (74% of units) and Woodland, CA (26%).
(21)	The Arium Multifamily Portfolio is primarily located in Ocoee, FL (27% of units), Arlington, TX (24%), Huntersville, NC (18%), Orlando, FL (16%), and Oviedo, FL (15%).
(22)	Southwest MH is located in three markets: Phoenix, AZ (86% of sites), San Diego, CA (11%), and Palm Desert, CA (3%).
(23)	The Florida MH 4-Pack had closings in April and July of 2019 and is located in Waldorf, MD (39% of sites), Winter Haven, FL (26%), Naples, FL (18%), and Tarpon Springs, FL (17%).
(24)

The EdR Student Housing Portfolio consists of 10,610 beds primarily concentrated at Penn State University (15% of beds), University of Arizona (10%), University of Virginia (8%), Arizona State University (8%) and Virginia Tech (8%).

(25)	The Corporex Select Service Portfolio is located in five markets: Phoenix, AZ (24% of keys), Reno, NV (23%), Salt Lake City, UT (20%), Sonoma, CA (17%), and Tampa, FL (16%).
(26)

The Raven Select Service Portfolio is primarily concentrated in Fort Lauderdale/West Palm Beach, FL (24% of keys), Austin/San Antonio, TX (14%), Salt Lake City, UT (10%), Boulder, CO (10%), Durham, NC (7%), Minneapolis, MN (7%), and Chicago, IL (6%).

(27)	The RHW Select Service Portfolio is located in Colorado Springs, CO (60% of keys), Glendale, AZ (27%), and Scottsdale, AZ (13%).

(28)

The East Coast Storage Portfolio is concentrated in Fayetteville, NC (17% of square feet), Tallahassee, FL (13%), Raleigh, NC (8%), New York/New Jersey (8%), Chattanooga, TN (6%), and Miami/Fort Lauderdale, FL (6%).

Subsequent to December 31, 2019, we acquired an aggregate of $2.7 billion of real estate (not including the MGM Grand and Mandalay Bay transaction described in the 2019 Highlights section above) across eight separate transactions, exclusive of closing costs. The acquisitions were related to multifamily, industrial and retail properties.

Investments in Real Estate Debt

As of December 31, 2019, our real estate debt consisted of 174 investments in CMBS, nine investments in RMBS, 12 corporate bond investments and eight loans. The following table details our investments in real estate debt as of December 31, 2019 ($ in thousands):

Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
43	BB	Hospitality, Industrial, Multifamily, Office, Other, Diversified	L+2.82%	1/24/2025	$996,720	$994,189	$997,022
30	BBB	Hospitality, Industrial, Multifamily, Office, Other	L+2.29%	3/24/2025	746,053	743,664	745,510
23	B	Hospitality, Industrial, Multifamily, Office	L+3.36%	12/8/2024	608,775	607,367	608,826
9	A	Hospitality, Industrial, Office, Retail, Diversified	L+2.04%	11/14/2024	318,881	318,117	319,227
1	AA	Office	L+4.25%	9/9/2020	8,257	8,332	8,277
16	Other	Hospitality, Multifamily	L+2.62%	7/2/2025	228,394	227,887	228,090
122						2,899,556	2,906,952
CMBS - Fixed:
11	BB	Hospitality, Multifamily, Office, Diversified	3.8%	3/19/2028	297,379	283,944	282,977
7	B	Hospitality, Multifamily, Office, Diversified	4.3%	1/27/2026	169,039	166,167	166,085
14	BBB	Hospitality, Multifamily, Diversified	4.0%	1/22/2027	143,559	140,855	144,390
11	Other	Hospitality, Multifamily, Office, Diversified	4.6%	11/7/2027	240,761	238,437	238,518
43						829,403	831,970
Corporate Bonds:
8	BB	Hospitality, Multifamily, Diversified	5.1%	4/15/2027	221,986	220,757	230,006
4	B	Hospitality, Multifamily, Other	5.9%	6/29/2026	54,316	55,739	58,105
12						276,496	288,111
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/8/2025	27,273	20,590	20,866
3	Other	Multifamily	N/A	4/24/2027	208,817	106,629	115,161
4						127,219	136,027
RMBS - Fixed:
8	BB	Multifamily	4.0%	9/13/2028	25,528	25,534	25,482
1	B	Multifamily	6.3%	5/16/2027	3,787	3,972	3,966
9						29,506	29,448
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	6/12/2026	1,799,254	9,554	9,550
1	BBB	Multifamily	0.1%	1/21/2028	225,803	1,372	1,371
1	A	Multifamily	0.1%	5/19/2025	194,399	914	913
1	Other	Multifamily	4.5%	12/17/2026	42,024	11,724	11,713
5						23,564	23,547
195		Total real estate securities				4,185,744	4,216,055
Term Loans:
5	B	Hospitality, Industrial	L+3.71%	1/8/2025	73,952	73,364	72,605
1	BB	Diversified	L+2.75%	5/15/2026	54,155	53,916	54,290
1	Other	Multifamily	L+1.70%	2/6/2022	47,132	46,186	46,234
7						173,466	173,129
Mezzanine Loans:
1	Other	Hospitality	L+6.86%	12/15/2024	134,750	134,078	134,076
8		Total real estate loans				307,544	307,205
203		Total real estate debt				$4,493,288	$4,523,260

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2019, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate debt is collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2019, one-month LIBOR was equal to 1.8%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(5)	Represents notional amount for CMBS interest only positions.

The following charts further describe the diversification of our real estate debt investments by credit rating and collateral type based on fair value as of December 31, 2019:

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that as of December 31, 2019, were either not ratable or have not been submitted to ratings agencies.

Subsequent to December 31, 2019, we purchased an aggregate of $482.1 million of real estate debt.

Lease Expirations

The following schedule details the expiring leases at our industrial, retail, office and net lease properties by annualized base rent and square footage as of December 31, 2019 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020	353	$64,345,312	7%	11,794,010	9%
2021	437	99,418,449	11%	19,205,024	15%
2022	466	110,931,079	12%	18,740,450	15%
2023	346	114,364,545	12%	19,580,541	16%
2024	306	76,281,679	8%	12,066,080	10%
2025	147	43,689,482	5%	7,272,654	6%
2026	63	50,780,787	5%	11,708,710	9%
2027	64	48,297,369	5%	7,726,245	6%
2028	48	28,183,839	3%	3,286,971	3%
2029	42	27,093,309	3%	3,839,062	3%
Thereafter	86	280,237,646	30%	9,874,102	8%
Total	2,358	$943,623,496	100%	125,093,849	100%

(1)

Annualized base rent is determined from the annualized December 31, 2019 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 11 to our consolidated financial statements.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2019 vs. 2018
	2019	2018	$
Revenues
Rental revenue	$1,201,613	$558,664	$642,949
Hotel revenue	432,892	138,433	294,459
Other revenue	51,767	26,161	25,606
Total revenues	1,686,272	723,258	963,014
Expenses
Rental property operating	469,966	243,093	226,873
Hotel operating	304,710	97,248	207,462
General and administrative	18,170	10,982	7,188
Management fee	108,115	42,659	65,456
Performance participation allocation	141,396	37,484	103,912
Depreciation and amortization	824,039	406,295	417,744
Total expenses	1,866,396	837,761	1,028,635
Other income (expense)
Income from investments in real estate debt	213,062	55,323	157,739
Net gain on dispositions of real estate	35,035	—	35,035
Interest income	3,041	410	2,631
Interest expense	(487,517)	(233,184)	(254,333)
Other income (expense)	2,260	489	1,771
Total other income (expense)	(234,119)	(176,962)	(57,157)
Net loss	$(414,243)	$(291,465)	$(122,778)
Net loss attributable to non-controlling interests in third party joint ventures	$5,671	$6,188	$(517)
Net loss attributable to non-controlling interests in BREIT OP	6,801	4,221	2,580
Net loss attributable to BREIT stockholders	$(401,771)	$(281,056)	$(120,715)
Net loss per share of common stock — basic and diluted	$(0.54)	$(0.91)	$0.37

Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and real estate debt we have made since December 31, 2018, our revenues and operating expenses for the years ended December 31, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for the full years ended December 31, 2019 and 2018 and are further discussed below.

General and Administrative Expenses

During the year ended December 31, 2019, general and administrative expenses increased $7.2 million compared to the year ended December 31, 2018, primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the year ended December 31, 2019, the management fee increased by $65.5 million compared to the year ended December 31, 2018. The increase was primarily due to the growth of our NAV of $8.3 billion from December 31, 2018 to December 31, 2019.

Performance Participation Allocation

During the year ended December 31, 2019, the performance participation allocation increased $103.9 million compared to the year ended December 31, 2018. The increase was primarily due to the growth of our NAV and a higher total return than the year ended December 31, 2018. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.

Depreciation and Amortization

During the year ended December 31, 2019, depreciation and amortization increased $417.7 million compared to the corresponding period in 2018. The increase was driven by the growth in our portfolio, which increased from 474 properties as of December 31, 2018 to 1,054 properties as of December 31, 2019.

Income from Real Estate Debt

During the year ended December 31, 2019, income from real estate debt increased $157.7 million compared to the year ended December 31, 2018. The increase was primarily due to the growth of our portfolio of investments in real estate debt which increased from 102 positions as of December 31, 2018 to 203 positions as of December 31, 2019.

Gain on Dispositions of Real Estate

During the year ended December 31, 2019, we recorded $35.0 million of net gain from the dispositions of real estate related to the sales of three properties across three separate transactions. We did not sell any real estate in the corresponding periods in 2018.

Interest Expense

During the year ended December 31, 2019, interest expense increased $254.3 million compared to the year ended December 31, 2018. The increase was primarily due to the growth in our portfolio of real estate and real estate debt and the related indebtedness of such investments.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our consolidated results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, which specific discussion is incorporated herein by reference.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater for properties other than hotels) and properties held for sale are excluded from same property results and are considered non-same property. We do not consider our real estate debt segment to be same property.

For the years ended December 31, 2019 and 2018, our same property portfolio consisted of 39 multifamily, 53 industrial, 10 hotel, and two retail properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from real estate debt, (f) net gain on dispositions of real estate, and (g) interest income.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$	%
Net loss attributable to BREIT stockholders	$(401,771)	$(281,056)	$(120,715)	43%
Adjustments to reconcile to same property NOI
General and administrative	18,170	10,982	7,188	65%
Management fee	108,115	42,659	65,456	153%
Performance participation allocation	141,396	37,484	103,912	277%
Affiliate incentive compensation awards	2,000	4,714	(2,714)	(58%)
Depreciation and amortization	824,039	406,295	417,744	103%
Income from investment in real estate debt	(213,062)	(55,323)	(157,739)	285%
Net gain on dispositions of real estate	(35,035)	—	(35,035)	N/M
Interest income	(3,041)	(410)	(2,631)	642%
Interest expense	487,517	233,184	254,333	109%
Other income (expense)	(2,260)	(489)	(1,771)	362%
Net loss attributable to non-controlling interests in third party joint ventures	(5,671)	(6,188)	517	(8%)
Net loss attributable to non-controlling interests in BREIT OP	(6,801)	(4,221)	(2,580)	61%
NOI	913,596	387,631	525,965	136%
Non-same property NOI	723,107	203,834	519,273	255%
Same property NOI	$190,489	$183,797	$6,692	4%

The following table details the components of same property NOI for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$	%
Same property NOI
Rental revenue	$267,641	$261,170	$6,471	2%
Hotel revenue	70,586	69,757	829	1%
Other revenue	13,107	15,012	(1,905)	(13%)
Total revenues	351,334	345,939	5,395	2%

Rental property operating	112,745	114,846	(2,101)	(2%)
Hotel operating	48,100	47,296	804	2%
Total expenses	160,845	162,142	(1,297)	(1%)
Same property NOI	$190,489	$183,797	$6,692	4%

Same Property – Rental Revenue

Same property rental revenue increased $6.5 million for the year ended December 31, 2019 compared to 2018. The increase was due to a $6.9 million increase in base rental revenue and a $0.7 million increase in tenant reimbursement income. Additionally, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, and all related amendments (“ASU 2016-02”) $1.1 million of bad debt expense was recorded as a component of same property rental revenue for the year ended December 31, 2019. For the year ended December 31, 2018, bad debt expense was recorded as a component of rental property operating expenses. For further detail on the adoption of ASU 2016-02 see Note 2 to the consolidated financial statements.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2019 vs. 2018
					Change in Average
					Effective Annual
	Year Ended December 31,		Change in Base	Change in	Base Rent Per Leased
	2019	2018	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$193,301	$186,855	$6,446	—%	+3%
Industrial	42,075	41,701	374	(1%)	+2%
Retail	7,263	7,188	75	—%	+1%
Total base rental revenue	$242,639	$235,744	$6,895

(1)	The annualized base rent per leased square foot or unit for the year ended December 31, 2019 and 2018 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue increased $0.8 million for the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to an increase of $0.5 million at our hotel property located in downtown Atlanta, Georgia. The Hyatt House Downtown Atlanta experienced increased occupancy, ADR and RevPAR during the first quarter of 2019 as a result of increased demand primarily associated with the Super Bowl. The remaining increase in hotel revenue was due to an increase in ADR and RevPAR across the remaining hotel properties in our same property portfolio. ADR for the hotels in our same property portfolio increased to $161 from $160 while occupancy and RevPAR remained unchanged during the year ended December 31, 2019 compared to the corresponding period in 2018.

Same Property –Other Revenue

Same property other revenue decreased $1.9 million for the year ended December 31, 2019 compared to the corresponding period in 2018. The decrease in other revenue for the year ended December 31, 2019 was primarily a result of lower non-recurring lease related fees such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $2.1 million during the year ended December 31, 2019 compared to the corresponding period in 2018. The decrease in rental property operating expenses was primarily due to the presentation of bad debt expense as a component of rental revenue for the year ended December 31, 2019 as a result of the adoption of ASU 2016-02. During the year ended December 31, 2018, $4.0 million of bad debt expense was recorded as a component of rental property operating expense. The change in presentation of bad debt expense was partially offset by an increase in real estate taxes, insurance and repair and maintenance expenses at our multifamily and industrial properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses increased $0.8 million during the year ended December 31, 2019 compared to the corresponding period in 2018. The increase in hotel operating expenses was primarily the result of an increase in insurance and real estate taxes at certain hotels within our portfolio, along with an increase in general operating expenses associated with the overall increase in revenues.

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

Our indebtedness includes loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and HSBC Bank USA, National Association (the “HSBC MRA”) secured by our investments in real estate debt, and unsecured lines of credit. The following is a summary of our indebtedness ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	December 31, 2019	December 31, 2018
Fixed rate
Fixed rate mortgages	3.80%	6/2/2027	N/A	$12,424,717	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	195,878	200,000
Total fixed rate loans	3.83%	5/21/2027		12,620,595	4,982,326
Variable rate
Floating rate mortgages	L+1.71%	11/24/2025	N/A	1,826,435	675,116
Variable rate term loans	L+1.58%	3/25/2024	N/A	1,533,561	603,500
Variable rate secured revolving credit facilities	L+1.54%	6/17/2025	$2,233,020	1,063,837	624,200
Total variable rate loans	L+1.63%	3/19/2025		4,423,833	1,902,816
Total loans secured by the Company's properties	3.74%	7/30/2027		17,044,428	6,885,142

Repurchase agreement borrowings secured by our real estate debt securities:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		5/7/2020	N/A	2,342,137	963,723
Total repurchase agreement borrowings secured by our real estate debt securities(5)	2.95%			3,092,137	1,713,723

Unsecured loans:
Affiliate line of credit	L+2.50%	1/22/2021	250,000	—	—
Variable rate revolving facilities	L+2.50%	2/22/2023	900,000	—	—
Total unsecured loans	L+2.50%	9/9/2022	1,150,000	—	—
				.	.
Total indebtedness				$20,136,565	$8,598,865

(1)

The term “L” refers to (i) the one-month LIBOR with respect to the loans secured by our properties and the Line of Credit, and (ii) the one-month and three-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to year end, we rolled our repurchase agreement contracts expiring in January 2020 into new contracts.
(4)	Includes RBC MRA, Citi MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA.
(5)	Weighted average interest rate based on L+1.26%.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023. Interest under the line of credit is determined based on a one-month U.S. dollar-denominated LIBOR plus 2.50%. As of December 31, 2019, the capacity of the unsecured line of credit was $900 million. As of December 31, 2019, we had a $30 million letter of credit outstanding which reduced the available capacity of the unsecured line of credit to $870 million.

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy at its properties, the potential closure of certain of its hotel assets, financing arrangements, increased costs of operations, decrease in values of its investments in Real Estate Debt, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

While the long-term impact of the coronavirus to our business is not yet known, we are well positioned from a liquidity perspective with $3.1 billion of immediate liquidity as of March 24, 2020, made up of $2.6 billion of undrawn line of credit capacity and $0.5 billion of cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cash flows provided by operating activities	$600,927	$252,682	$72,285
Cash flows used in investing activities	(17,994,997)	(8,484,427)	(4,322,344)
Cash flows provided by financing activities	18,197,159	8,380,629	4,407,588
Net increase in cash and cash equivalents and restricted cash	$803,089	$148,884	$157,529

Cash flows provided by operating activities increased $348.2 million during the year ended December 31, 2019 compared to the corresponding period in 2018 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate debt. Cash flows provided by operating activities increased $180.4 million during the year ended December 31, 2018 compared to the corresponding period in 2017 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities increased $9.5 billion during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to an increase of $8.7 billion in the acquisition of real estate investments and $1.4 billion of real estate debt offset by an increase of $0.5 billion in proceeds from the sale or settlement of real estate debt. Cash flows used in investing activities increased $4.2 billion during the year ended December 31, 2018 compared to the corresponding period in 2017 primarily due to an increase of $3.6 billion in the acquisition of real estate investments and $0.6 billion of real estate debt.

Cash flows provided by financing activities increased $9.8 billion during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $4.9 billion in borrowings, an increase of $4.7 billion in proceeds from the issuance of our common stock. Cash flows provided by financing activities increased $4.0 billion during the year ended December 31, 2018 compared to the corresponding period in 2017 primarily due to a net increase of $3.0 billion in borrowings and an increase of $1.0 billion in proceeds from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2019 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$24,648,190	$3,129,536	$2,760,747	$4,981,395	$13,776,512
Ground leases	969,755	6,874	14,321	14,943	933,617
Organizational and offering costs	6,136	2,045	4,091	—	—
Other	15,031	3,766	7,658	3,607	—
Total	$25,639,112	$3,142,221	$2,786,817	$4,999,945	$14,710,129

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at December 31, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2019, the outstanding principal balance of our variable rate indebtedness was $7.5 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, six month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, three month Euro denominated LIBOR or six month Euro denominated LIBOR (collectively, the “Reference Rates”). For the year ended December 31, 2019, a 10% increase in the Reference Rates would have resulted in increased interest expense of $11.0 million.

Investments in Real Estate Debt Securities

As of December 31, 2019, we held $4.5 billion of real estate debt securities. Our investments in real estate debt securities investments are primarily floating-rate and indexed to one of the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2019, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from real estate debt securities of $7.7 million.

We may also be exposed to market risk with respect to our investments in real estate debt securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate debt securities is unknown. As of December 31, 2019, the fair value at which we may sell our investments in real estate debt securities is not known, but a 10% change in the fair value of our investments in real estate debt securities may result in an unrealized gain or loss of $452.3 million.

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

Management conducted an assessment of the effectiveness of Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2019, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)

3.2

Articles of Amendment and Restatement of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3

Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (files as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on August 30, 2016 (file number 333-213043) and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2018 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2018 and incorporated herein by reference)

4.3*	Description of Securities of Blackstone Real Estate Income Trust. Inc.

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

10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on August 30, 2016 (file number 333-213043) and incorporated herein by reference)

10.7

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11on August 30, 2016 (file number 333-213043) and incorporated herein by reference)

10.8

Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.9

Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.10

Transaction Agreement, dated as of June 2, 2019, by and among the Sellers named therein, the Acquired Companies named therein, the Seller Representative named therein, BRE Jupiter LLC, GLP US Management Holdings LLC and the Merger Subs named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2019 and incorporated herein by reference)

10.11

Memorandum of Designation and Understanding, dated as of June 2, 2019, by and among BRE Jupiter LLC, Blackstone Real Estate Partners VIII L.P., Blackstone Real Estate Partners IX L.P. and Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2019 and incorporated herein by reference)

10.12*	Lease, dated as of November 15, 2019, by and between BCORE Paradise LLC and Bellagio LLC

10.13

Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and

Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form

8-K, as filed by the Registrant with the Securities and Exchange Commission on May 1, 2018)

10.14

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 24, 2020	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 2020	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 24, 2020	/s/ Paul Quinlan
Date	Paul Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 24, 2020	/s/ Paul Kolodziej
Date	Paul Kolodziej Chief Accounting Officer
(Principal Accounting Officer)

March 24, 2020	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 24, 2020	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 24, 2020	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 24, 2020	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 24, 2020	/s/ Field Griffith
Date	Field Griffith
Director

March 24, 2020	/s/ Edward Lewis
Date	Edward Lewis
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2020

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Investments in real estate, net	$26,326,868	$10,259,687
Real estate debt investments	4,523,260	2,259,913
Cash and cash equivalents	204,269	68,089
Restricted cash	905,433	238,524
Other assets	1,079,993	410,945
Total assets	$33,039,823	$13,237,158

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$16,929,659	$6,833,269
Repurchase agreements	3,092,137	1,713,723
Unsecured revolving credit facilities	—	—
Due to affiliates	690,143	301,581
Accounts payable, accrued expenses, and other liabilities	1,692,087	464,398
Total liabilities	22,404,026	9,312,971

Commitments and contingencies	—	—
Redeemable non-controlling interests	21,149	9,233

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock — Class S shares, $0.01 par value per share, 1,000,000 shares authorized; 530,813 and 276,989 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5,308	2,770
Common stock — Class I shares, $0.01 par value per share, 1,000,000 shares authorized; 474,279 and 108,261 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4,743	1,083
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 39,767 and 23,313 shares issued and outstanding as of December 31, 2019 and 2018, respectively	398	233
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 84,657 and 30,375 shares issued and outstanding as of December 31, 2019 and 2018, respectively	847	304
Additional paid-in capital	11,716,721	4,327,444
Accumulated deficit and cumulative distributions	(1,422,885)	(587,548)
Total stockholders' equity	10,305,132	3,744,286
Non-controlling interests attributable to third party joint ventures	157,795	75,592
Non-controlling interests attributable to BREIT OP unitholders	151,721	95,076
Total equity	10,614,648	3,914,954
Total liabilities and equity	$33,039,823	$13,237,158

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue	$1,201,613	$558,664	$121,381
Hotel revenue	432,892	138,433	29,916
Other revenue	51,767	26,161	6,635
Total revenues	1,686,272	723,258	157,932
Expenses
Rental property operating	469,966	243,093	51,115
Hotel operating	304,710	97,248	20,417
General and administrative	18,170	10,982	7,692
Management fee	108,115	42,659	8,867
Performance participation allocation	141,396	37,484	16,974
Depreciation and amortization	824,039	406,295	121,793
Total expenses	1,866,396	837,761	226,858
Other income (expense)
Income from investments in real estate debt	213,062	55,323	17,749
Net gain on dispositions of real estate	35,035	—	—
Interest income	3,041	410	454
Interest expense	(487,517)	(233,184)	(36,884)
Other income (expense)	2,260	489	57
Total other income (expense)	(234,119)	(176,962)	(18,624)
Net loss	$(414,243)	$(291,465)	$(87,550)
Net loss attributable to non-controlling interests in third party joint ventures	$5,671	$6,188	$1,292
Net loss attributable to non-controlling interests in BREIT OP	6,801	4,221	—
Net loss attributable to BREIT stockholders	$(401,771)	$(281,056)	$(86,258)
Net loss per share of common stock — basic and diluted	$(0.54)	$(0.91)	$(0.90)
Weighted-average shares of common stock outstanding, basic and diluted	748,841	309,686	95,586

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

(in thousands, except share and per share data)

								Non-controlling	Non-controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	attributable	attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to third party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	joint ventures	unitholders	Equity
Balance at December 31, 2016	$—	$—	$—	$—	$200	$(115)	$85	$—	$—	$85

Common stock issued	$1,283	$302	$56	$40	$1,724,274	$—	$1,725,955	$—	$—	$1,725,955
Offering costs	—	—	—	—	(132,691)	—	(132,691)	—	—	(132,691)
Distribution reinvestment	18	6	—	—	25,503	—	25,527	—	—	25,527
Common stock repurchased	—	(1)	—	—	(668)	—	(669)	—	—	(669)
Amortization of restricted stock grants	—	—	—	—	102	—	102	—	—	102
Net loss	—	—	—	—	—	(86,258)	(86,258)	(1,292)	—	(87,550)
Distributions declared on common stock ($0.4782 per share)	—	—	—	—	—	(46,260)	(46,260)	—	—	(46,260)
Contributions from non-controlling interests	—	—	—	—	—	—	—	25,336	—	25,336
Distributions to non-controlling interests	—	—	—	—	—	—	—	(196)		(196)
Balance at December 31, 2017	$1,301	$307	$56	$40	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639

Common stock issued	$1,428	$778	$174	$261	$2,846,022	$—	$2,848,663	$—	$—	$2,848,663
Offering costs	—	—	—	—	(178,833)	—	(178,833)	—	—	(178,833)
Distribution reinvestment	63	24	4	4	101,890	—	101,985	—	—	101,985
Common stock/units repurchased	(22)	(28)	(1)	(1)	(56,375)	—	(56,427)	—	—	(56,427)
Amortization of restricted stock grants	—	2	—	—	212	—	214	—	—	214
Net loss ($1,035 allocated to redeemable non-controlling interests)	—	—	—	—	—	(281,056)	(281,056)	(6,188)	(3,186)	(290,430)
Distributions declared on common stock ($0.6286 per share)	—	—	—	—	—	(173,859)	(173,859)	—	—	(173,859)
Contributions from non-controlling interests	—	—	—	—	—	—	—	47,615	99,978	147,593
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	—	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,485)	(1,716)	(4,201)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,192)	—	(2,192)	—	—	(2,192)
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954

Common stock issued	$2,485	$3,712	$167	$531	$7,702,275	$—	$7,709,170	$—	$—	$7,709,170
Offering costs	—	—	—	—	(315,523)	—	(315,523)	—	—	(315,523)
Distribution reinvestment	121	74	9	16	245,115	—	245,335	—	—	245,335
Common stock/units repurchased	(68)	(130)	(11)	(4)	(236,156)	—	(236,369)	—	(718)	(237,087)
Amortization of restricted stock grants	—	4	—	—	396	—	400	—	2,000	2,400
Net loss ($1,663 allocated to redeemable non-controlling interests)	—	—	—	—	—	(401,771)	(401,771)	(4,416)	(6,393)	(412,580)
Distributions declared on common stock ($0.6363 per share)	—	—	—	—	—	(433,566)	(433,566)	—	—	(433,566)
Contributions from non-controlling interests	—	—	—	—	—	—	—	109,196	69,761	178,957
Distributions to non-controlling interests	—	—	—	—	—	—	—	(22,577)	(8,005)	(30,582)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,830)	—	(6,830)	—	—	(6,830)
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(414,243)	$(291,465)	$(87,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	108,115	42,659	8,867
Performance participation allocation	141,396	37,484	16,974
Depreciation and amortization	824,039	406,295	121,793
Net gain on dispositions of real estate	(35,035)	—	—
Unrealized gain (loss) on changes in fair value of financial instruments	(47,651)	24,746	(2,366)
Other items	(8,812)	5,495	228
Change in assets and liabilities:
(Increase) / decrease in other assets	(117,527)	(67,540)	(19,002)
Increase / (decrease) in due to affiliates	3,893	2,099	3,833
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	146,752	92,909	29,508
Net cash provided by operating activities	600,927	252,682	72,285
Cash flows from investing activities:
Acquisitions of real estate	(15,669,598)	(7,005,983)	(3,393,674)
Capital improvements to real estate	(199,768)	(102,273)	(9,953)
Proceeds from dispositions of real estate	79,118	—	—
Pre-acquisition costs	—	(8,331)	(5,166)
Purchase of real estate debt	(2,944,340)	(1,561,772)	(930,147)
Proceeds from sale or settlement of real estate debt	739,591	193,932	16,596
Net cash used in investing activities	(17,994,997)	(8,484,427)	(4,322,344)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,431,641	2,701,651	1,718,992
Offering costs paid	(77,156)	(44,066)	(22,293)
Subscriptions received in advance	796,729	166,542	107,576
Repurchase of common stock	(75,279)	(49,466)	(669)
Repurchase of management fee shares	(114,843)	—	—
Redemption of redeemable non-controlling interest	(35,435)	(8,400)	—
Redemption of affiliate service provider incentive compensation awards	(718)	—	—
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	17,399,268	7,318,059	2,174,030
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(8,328,912)	(2,767,093)	(247,570)
Borrowings under repurchase agreements	1,831,464	1,156,189	695,419
Settlement of repurchase agreements	(453,050)	(125,314)	(12,571)
Borrowings from affiliate line of credit	2,105,500	1,239,400	1,089,350
Repayments on affiliate line of credit	(2,105,500)	(1,244,650)	(1,084,100)
Borrowings from unsecured revolving credit facilities	240,000	—	—
Repayments on unsecured revolving credit facilities	(240,000)	—	—
Payment of deferred financing costs	(116,126)	(46,634)	(22,949)
Contributions from non-controlling interests	132,852	147,593	25,586
Distributions to non-controlling interests	(39,607)	(4,413)	(196)
Distributions	(153,669)	(58,769)	(13,017)
Net cash provided by financing activities	18,197,159	8,380,629	4,407,588
Net change in cash and cash equivalents and restricted cash	803,089	148,884	157,529
Cash and cash equivalents and restricted cash, beginning of year	306,613	157,729	200
Cash and cash equivalents and restricted cash, end of year	$1,109,702	$306,613	$157,729
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$204,269	$68,089	$31,166
Restricted cash	905,433	238,524	126,563
Total cash and cash equivalents and restricted cash	$1,109,702	$306,613	$157,729
Supplemental disclosures:
Interest paid	$461,354	$208,042	$27,073

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$1,202,713	$208,480	$199,365
Assumption of other liabilities in conjunction with acquisitions of real estate	$71,784	$66,525	$23,008
Issuance of BREIT OP units as consideration for acquisitions of real estate	$64,698	$—	$—
Recognition of financing lease liability	$56,008	$—	$—
Assumed operating ground lease liabilities	$50,612	$—	$—
Acquired non-controlling interests	$—	$12,802	$—
Accrued capital expenditures and acquisition related costs	$17,589	$2,452	$2,109
Contributions from non-controlling interests	$2,520	$—	$—
Accrued distributions	$34,849	$13,644	$7,716
Accrued stockholder servicing fee due to affiliate	$240,043	$136,420	$102,076
Accrued offering costs due to affiliate	$—	$—	$8,322
Redeemable non-controlling interest issued as settlement of performance participation allocation	$37,484	$16,974	$—
Exchange of redeemable non-controlling interest for Class I shares	$11,620	$—	$—
Allocation to redeemable non-controlling interest	$6,830	$2,192	$—
Distribution reinvestment	$245,335	$101,985	$25,527
Accrued common stock repurchases	$46,247	$6,961	$—
Payable for investments in real estate debt	$362	$—	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$4,714	$—	$—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate debt. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of The Blackstone Group Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager, which serves as the Company’s sponsor. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

As of December 31, 2019, the Company had received net proceeds of $12.4 billion from selling shares in the Offering, as defined below, and selling unregistered shares of the Company’s common stock. The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of December 31, 2019, the Company owned 1,054 properties and had 203 positions in real estate debt. The Company currently operates in eight reportable segments: Industrial, Multifamily, Net Lease, Hotel, Retail, Office, and Other Properties, and Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”). Financial results by segment are reported in Note 13 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the subsidiaries and joint ventures in which it has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures made by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

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

As of December 31, 2019, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $9.5 billion and $6.6 billion, respectively, compared to $2.8 billion and $1.9 billion as of December 31, 2018. Such amounts are included on the Company’s Consolidated Balance Sheets.

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

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 42 years
Building- and land improvements	10 years
Furniture, fixtures and equipment	1 - 10 years
Lease intangibles	Over lease term

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

Assets Held for Sale

The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. Held for sale assets and liabilities are presented within other assets and other liabilities on the Company’s Consolidated Balance Sheets. Refer to Note 3 and Note 9 for additional details.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of securities and loans. The Company has elected to classify its securities as trading securities and carry such investments at estimated fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income from Real Estate Debt on the Company’s Consolidated Statements of Operations.

The Company elected the fair value option (“FVO”) for its investments in loans. As such, any unrealized gains or losses on its investments in loans are recorded as a component of Income from Real Estate Debt on the Consolidated Statements of Operations.

Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Such items are recorded as components of Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of December 31, 2019 and December 31, 2018, restricted cash primarily consists of $787.7 million and $166.5 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts in escrow related to real estate taxes, insurance in connection with mortgages at certain of our properties, security deposits and collateral for swaps.

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

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s industrial, multifamily, net lease, office, retail and other properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.

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

The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For the years ended December 31, 2019 and 2018, the Company reimbursed $2.0 million and $2.0 million, respectively, to the Adviser for such costs.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2019:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%

For Class S shares sold in the Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 1.5% of the transaction price.

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2019, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2019 and 2018, the Company had accrued $478.5 million and $238.5 million, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company qualifies to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organization and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along any with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2019, 2018 and 2017 the Company recorded a net tax benefit of $0.9 million, $0.6 million and $0.3 million, respectively, within Other Income on the Company’s Consolidated Statements of Operations. The deferred benefit for the years ended December 31, 2019, 2018 and 2017 is $3.1 million, $1.5 million and $0.3 million, respectively. The current expense for the years ended December 31, 2019 and 2018 is $2.2 million and $ 0.9 million, respectively. There was no such tax expense for the year ended December 31, 2017. As of December 31, 2019, 2018 and 2017, the Company recorded a deferred tax asset of $4.9 million, $1.8 million, and $0.3 million, respectively, due to its hotel investments within Other Assets on the Company’s Consolidated Balance Sheets.

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

Valuation of assets measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of December 31, 2019 and 2018, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities

(“RMBS”), which are mortgage-related fixed income securities, corporate bonds, and term private mezzanine loans of real estate-related companies. The Company generally determines the fair value of its real estate debt by generally utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

Certain of the Company’s investments in real estate debt, such as mortgages or mezzanine loans, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

As of December 31, 2019 and 2018, the Company’s $4.5 billion and $2.3 billion, respectively, of investments in real estate debt were classified as Level 2.

Valuation of liabilities not measured at fair value

As of December 31, 2019, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, repurchase agreements, and unsecured revolving credit facilities were approximately $54.9 million above carrying value. As of December 31, 2018, the fair value of the Company’s mortgage notes, term loans, and revolving credit facilities, repurchase agreements, and affiliate line of credit were approximately $6.9 million below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of December 31, 2019 and 2018, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company adopted ASU 2014-09 on January 1, 2018 and applied it on a modified retrospective basis. Based on the Company’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for the Company and the Company did not recognize any cumulative-effect adjustment as a result of adoption.

On January 1, 2019, the Company adopted ASU 2016-02, “Leases,” and all related amendments (codified in Accounting Standards Codification Topic 842 (“Topic 842”)). Certain of the Company’s investments in real estate are subject to ground leases, for which lease liabilities and corresponding right-of-use (“ROU”) assets were recognized as a result of adoption. The Company calculated the amount of the lease liabilities and ROU assets by taking the present value of the remaining lease payments, and adjusted the ROU assets for any existing straight-line ground rent liabilities and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the corresponding ground leases was used as the discount rate, which was determined to be approximately 7.0%. Considerable judgment and assumptions were required to estimate the Company’s incremental borrowing rate which was determined by considering the Company’s credit quality, ground lease duration, and debt yields observed in the market.

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

The lease liabilities are included as a component of Accounts Payable, Accrued Expenses, and Other Liabilities and the related ROU assets are recorded as a component of Investments in Real Estate, Net on the Company’s Consolidated Balance Sheet. Refer to Note 3, Note 9 and Note 12 for additional information.

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

The adoption of ASU 2016-02 for leases in which the Company is lessor did not have a material impact on the Company’s consolidated financial statements. The Company elected to not separate non-lease components from lease components and presented lease related revenues as a single line item, net of bad debt expense on the Company’s Consolidated Statement of Operations. Prior to the adoption of ASU 2016-02, the Company separated lease related revenue between “rental revenue” and “tenant reimbursement income” and bad debt expense as a component of “rental property operating” expense. As a result of adoption, the Company reclassified the prior period balances of “tenant reimbursement income” to “rental revenue” to conform to the current period presentation. The Company did not reclassify the prior period balance of bad debt expense on its consolidated statement of operations. The operating lease income presented in “rental revenue” for the years ended December 31, 2018 and 2017 includes $64.1 million and $11.0 million, respectively, previously classified as “tenant reimbursement income,” which was determined under the standard in effect prior to the Company’s adoption of ASU 2016-02. Refer to Note 12 for additional information.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2019	December 31, 2018
Building and building improvements	$20,950,147	$8,389,864
Land and land improvements	5,639,678	1,961,977
Furniture, fixtures and equipment	377,645	182,418
Right of use asset - operating leases(1)	114,011	—
Right of use asset - financing leases(1)	56,008	—
Total	27,137,489	10,534,259
Accumulated depreciation and amortization	(810,621)	(274,572)
Investments in real estate, net	$26,326,868	$10,259,687

(1) Refer to Note 12 for additional details on the Company’s leases.

During the year ended December 31, 2019, the Company acquired interests in 53 real estate investments, which were comprised of 443 industrial, 78 multifamily, 34 hotel, 21 self-storage, four retail, one office and one net lease property.

The following table provides further details of the properties acquired during the year ended December 31, 2019 ($ in thousands):

Segment and Investment	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units/ Keys(1)	Purchase Price (2)
Industrial:
Jupiter 12 Industrial Portfolio	1	316	63,965 sq. ft.	$5,466,697
Other industrial properties	8	127	12,927 sq. ft.	1,118,566
Total Industrial properties	9	443	76,892 sq. ft.	6,585,263

Multifamily:
Roman Multifamily Portfolio	1	14	3,743 units	857,540
Other multifamily properties	31	64	19,576 units	3,679,446
Total Multifamily properties	32	78	23,319 units	4,536,986

Net Lease:
Bellagio	1	1	8,507 sq. ft.	4,265,530
Total Net Lease properties	1	1	8,507 sq. ft.	4,265,530

Hotel properties	5	34	5,826 keys	1,053,166

Retail properties	4	4	750 sq. ft.	282,072

Office properties	1	1	228 sq. ft.	123,348

Other properties	1	21	1,347 sq. ft.	150,703

Total Investments in Real Estate	53	582		$16,997,068

(1)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)	Purchase price is inclusive of acquisition-related costs.

During the year ended December 31, 2018, the Company acquired interests in 32 real estate investments, which were comprised of 270 industrial, 73 multifamily, 15 hotel, and one retail property.

The following table provides details of the properties acquired during the year ended December 31, 2018 ($ in thousands):

Segment and Investment	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Unit(1)/ Keys	Purchase Price(2)
Industrial:
Canyon Industrial Portfolio	1	146	21,719 sq. ft.	$1,837,213
Meridian Industrial Portfolio	1	106	14,011 sq. ft.	962,979
Other industrial properties	4	18	5,563 sq. ft.	539,195
Total Industrial	6	270	41,293 sq. ft.	3,339,387

Multifamily:
EdR Student Housing Portfolio	1	20	10,610 units	1,230,857
Wave Multifamily Portfolio	1	6	2,199 units	423,135
Other multifamily properties	16	47	10,515 units	1,302,232
Total Multifamily	18	73	23,324 units	2,956,224

Hotel:
JW Marriott San Antonio Hill Country Resort	1	1	1,002 keys	604,323
Other hotel properties	6	14	1,780 keys	359,135
Total Hotel	7	15	2,782 keys	963,458

Retail properties	1	1	91 sq. ft.	34,738

Total Investments in Real Estate	32	359		$7,293,807

(1)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)	Purchase price is inclusive of acquisition-related costs.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019 ($ in thousands):

	Jupiter 12 Industrial Portfolio	Bellagio	Roman Multifamily Portfolio	All Other	Total
Building and building improvements	$4,380,115	$2,760,936	$714,941	$4,677,934	$12,533,926
Land and land improvements	781,578	1,453,421	110,206	1,358,583	3,703,788
Furniture, fixtures and equipment	—	46,091	8,538	112,401	167,030
In-place lease intangibles	346,492	—	23,855	264,521	634,868
Above-market lease intangibles	14,105	—	—	6,794	20,899
Below-market ground lease(1)	15,985	—	—	—	15,985
Below-market lease intangibles	(71,578)	—	—	(33,917)	(105,495)
Other	—	5,082	—	20,985	26,067
Total purchase price	$5,466,697	$4,265,530	$857,540	$6,407,301	$16,997,068
Assumed mortgage notes(2)	703,853	—	237,981	260,879	1,202,713
Net purchase price	$4,762,844	$4,265,530	$619,559	$6,146,422	$15,794,355

(1)

The below-market ground lease value was recorded as a component of the right of use asset – operating leases on the Condensed Consolidated Balance Sheet.  Refer to Note 12 for additional details on the Company’s leases.

(2)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the year ended December 31, 2019 were 3, 6, and 6 years, respectively.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2018 ($ in thousands):

	Canyon Industrial Portfolio	EdR Student Housing Portfolio	Meridian Industrial Portfolio	JW Marriott San Antonio Hill Country Resort	Wave Multifamily Portfolio	All Other	Total
Building and building improvements	$1,362,916	$1,034,732	$736,302	$474,529	$323,954	$1,563,496	$5,495,929
Land and land improvements	376,762	138,249	165,881	84,218	82,686	535,141	1,382,937
Furniture, fixtures and equipment	—	11,072	—	39,979	5,252	42,667	98,970
In-place lease intangibles	109,031	51,583	64,623	597	11,243	103,387	340,464
Above-market lease intangibles	8,459	—	2,862	—	—	3,775	15,096
Below-market ground lease(1)	—	—	793	—	—	—	793
Below-market lease intangibles	(19,955)	(122)	(13,604)	—	—	(13,853)	(47,534)
Above-market ground lease	—	(4,657)	—	—	—	—	(4,657)
Other	—	—	6,122	5,000	—	687	11,809
Total purchase price	$1,837,213	$1,230,857	$962,979	$604,323	$423,135	$2,235,300	$7,293,807
Assumed mortgage notes(2)	—	46,070	11,190	—	—	151,220	208,480
Non-controlling interest	—	12,802	—	—	—	-	12,802
Net purchase price	$1,837,213	$1,171,985	$951,789	$604,323	$423,135	$2,084,080	$7,072,525

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market ground lease intangibles, below-market lease intangibles, and above-market ground lease intangibles of the properties acquired during the year ended December 31, 2018 were 4, 5, 65, 7 and 86 years, respectively.

Dispositions

During the year ended December 31, 2019, the Company sold three properties across three separate transactions which resulted in a net gain of $35.0 million which was recorded within Net Gain on Dispositions of Real Estate on the Company’s Consolidated Statements of Operations.

Properties Held for Sale

As of December 31, 2019, six properties were classified as held for sale. Subsequent to December 31, 2019, one property was sold. The sale of the remaining five properties is expected to close in the first or second quarter of 2020.

The following table is a summary of the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	December 31, 2019
Investments in real estate, net	$141,344
Other assets	2,035
Total assets	$143,379

Liabilities:
Mortgage notes, term loans, and secured revolving credit facilities, net	$104,314
Other liabilities	4,097
Total liabilities	$108,411

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$811,254	$354,261
Above-market lease intangibles	42,483	21,626
Prepaid ground lease intangibles	—	16,114
Below-market ground lease intangibles	—	5,415
Other	26,400	5,676
Total intangible assets	880,137	403,092
Accumulated amortization:
In-place lease amortization	(200,629)	(104,745)
Above-market lease amortization	(10,977)	(4,903)
Prepaid ground lease amortization	—	(378)
Below-market ground lease amortization	—	(162)
Other	(3,189)	(246)
Total accumulated amortization	(214,795)	(110,434)
Intangible assets, net	$665,342	$292,658
Intangible liabilities:
Below-market lease intangibles	$167,032	$62,199
Above-market ground lease intangibles	—	4,657
Total intangible liabilities	167,032	66,856
Accumulated amortization:
Below-market lease amortization	(30,078)	(11,132)
Above-market ground lease amortization	—	(15)
Total accumulated amortization	(30,078)	(11,147)
Intangible liabilities, net	$136,954	$55,709

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2019 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2020	$212,672	$8,242	$(30,025)
2021	128,309	7,296	(26,403)
2022	88,947	5,707	(21,074)
2023	60,529	3,423	(17,174)
2024	39,089	2,280	(13,853)
Thereafter	81,079	4,558	(28,425)
	$610,625	$31,506	$(136,954)

5. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

			December 31, 2019
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS - Floating:
43	BB	Hospitality, Industrial, Multifamily, Office, Other, Diversified	L+2.82%	1/24/2025	$996,720	$994,189	$997,022
30	BBB	Hospitality, Industrial, Multifamily, Office, Other	L+2.29%	3/24/2025	746,053	743,664	745,510
23	B	Hospitality, Industrial, Multifamily, Office	L+3.36%	12/8/2024	608,775	607,367	608,826
9	A	Hospitality, Industrial, Office, Retail, Diversified	L+2.04%	11/14/2024	318,881	318,117	319,227
1	AA	Office	L+4.25%	9/9/2020	8,257	8,332	8,277
16	Other	Hospitality, Multifamily	L+2.62%	7/2/2025	228,394	227,887	228,090
122						2,899,556	2,906,952
CMBS - Fixed:
11	BB	Hospitality, Multifamily, Office, Diversified	3.8%	3/19/2028	297,379	283,944	282,977
7	B	Hospitality, Multifamily, Office, Diversified	4.3%	1/27/2026	169,039	166,167	166,085
14	BBB	Hospitality, Multifamily, Diversified	4.0%	1/22/2027	143,559	140,855	144,390
11	Other	Hospitality, Multifamily, Office, Diversified	4.6%	11/7/2027	240,761	238,437	238,518
43						829,403	831,970
Corporate Bonds:
8	BB	Hospitality, Multifamily, Diversified	5.1%	4/15/2027	221,986	220,757	230,006
4	B	Hospitality, Multifamily, Other	5.9%	6/29/2026	54,316	55,739	58,105
12						276,496	288,111
CMBS - Zero Coupon:
1	BB	Multifamily	N/A	4/8/2025	27,273	20,590	20,866
3	Other	Multifamily	N/A	4/24/2027	208,817	106,629	115,161
4						127,219	136,027
RMBS - Fixed:
8	BB	Multifamily	4.0%	9/13/2028	25,528	25,534	25,482
1	B	Multifamily	6.3%	5/16/2027	3,787	3,972	3,966
9						29,506	29,448
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	6/12/2026	1,799,254	9,554	9,550
1	BBB	Multifamily	0.1%	1/21/2028	225,803	1,372	1,371
1	A	Multifamily	0.1%	5/19/2025	194,399	914	913
1	Other	Multifamily	4.5%	12/17/2026	42,024	11,724	11,713
5						23,564	23,547
195		Total real estate securities				4,185,744	4,216,055
Term Loans:
5	B	Hospitality, Industrial	L+3.71%	1/8/2025	73,952	73,364	72,605
1	BB	Diversified	L+2.75%	5/15/2026	54,155	53,916	54,290
1	Other	Multifamily	L+1.70%	2/6/2022	47,132	46,186	46,234
7						173,466	173,129
Mezzanine Loans:
1	Other	Hospitality	L+6.86%	12/15/2024	134,750	134,078	134,076
8		Total real estate loans				307,544	307,205
203		Total real estate debt				$4,493,288	$4,523,260

			December 31, 2018
Number of Positions	Credit Rating(1)	Collateral(2)	Weighted Average Coupon(3)	Weighted Average Maturity Date(4)	Face Amount/ Notional(5)	Cost Basis	Fair Value
CMBS:
38	BB	Hospitality, Industrial, Multifamily, Office, Retail	L+2.83%	9/4/2024	$941,240	$939,742	$930,411
26	BBB	Hospitality, Industrial, Multifamily, Office	L+2.15%	11/18/2024	578,771	576,601	571,171
21	B	Hospitality, Multifamily, Office	L+3.56%	9/19/2024	496,383	495,095	490,019
3	A	Hospitality, Industrial, Retail	L+1.81%	3/10/2023	89,165	89,184	88,358
7	Other	Multifamily	L+1.99%	6/13/2026	35,442	34,876	34,951
95						2,135,498	2,114,910
CMBS - Interest Only:
2	AAA	Multifamily	0.1%	3/12/2027	1,802,581	9,959	9,957
1	BBB	Multifamily	0.1%	5/25/2028	225,802	1,414	1,415
1	A	Multifamily	0.1%	7/25/2025	194,399	1,001	1,001
4						12,374	12,373
CMBS - Zero Coupon:
2	Other	Multifamily	N/A	3/2/2027	166,793	80,892	81,875
Corporate Bond:
1	BB	Hospitality	6.5%	9/15/2026	52,652	52,652	50,755
102					Total real estate debt	$2,281,416	$2,259,913

(1)

AAA represents credit ratings of AAA and AAA-, A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, and B represents credit ratings of B+, B, and B-. Other consists of investments that, as of December 31, 2019 and December 31, 2018, were either not ratable or have not been submitted to rating agencies.

(2)	Multifamily real estate debt is collateralized by various forms of rental housing including single-family homes and apartments.
(3)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2019, one-month LIBOR was equal to 1.8%.
(4)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(5)	Represents notional amount for interest only positions.

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate real estate debt positions ($ in thousands):

	Fair Value		Interest Income
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
CMBS collateralized by properties	$1,418,056	$919,392	$52,562	$38,581	$8,917
CMBS collateralized by a loan	155,978	163,404	7,993	5,423	1,310
Loans collateralized by properties	134,076	—	—	—	—
Total	$1,708,110	$1,082,796	$60,555	$44,004	$10,227

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

The Company’s investments in real estate debt also included $186.8 million of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $6.9 million and $0.7 million of interest income related to such CMBS during the years ended December 31, 2019 and 2018, respectively. There was no interest income related to such CMBS during the year ended December 31, 2017.

As described in Note 2, the Company classifies its investments in real estate debt securities as trading and has elected the FVO for its investments in loans. As such, the Company records these investments at fair value in Real Estate Debt on the Company’s

Consolidated Balance Sheets. During the years ended December 31, 2019, 2018, and 2017, the Company recorded an unrealized gain of $51.5 million, an unrealized loss of $24.7 million and an unrealized gain of $2.4 million, respectively, as a component of Income From Real Estate Debt in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2019 and 2018, certain of the Company’s CMBS investments were fully or partially repaid and the Company recorded a realized gain of $2.1 million and $194 thousand, respectively, as a component of Income From Real Estate Debt on the Company’s Consolidated Statements of Operations. During the year ended December 31, 2019, the Company sold 18 securities which resulted in a $5.2 million gain on the Company’s Consolidated Statements of Operations. During the year ended December 31, 2018, the Company sold one security which resulted in a $7 thousand gain on the Company’s Consolidated Statements of Operations. The Company did not sell any positions during 2017.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following is a summary of the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2019	December 31, 2018
Fixed rate
Fixed rate mortgages	3.80%	6/2/2027	N/A	$12,424,717	$4,782,326
Mezzanine loan	5.85%	4/5/2025	N/A	195,878	200,000
Total fixed rate loans	3.83%	5/21/2027		12,620,595	4,982,326
Variable rate
Floating rate mortgages	L+1.71%	11/24/2025	N/A	1,826,435	675,116
Variable rate term loans	L+1.58%	3/25/2024	N/A	1,533,561	603,500
Variable rate secured revolving credit facilities	L+1.54%	6/17/2025	$2,233,020	1,063,837	624,200
Total variable rate loans	L+1.63%	3/19/2025		4,423,833	1,902,816
Total loans secured by the Company's properties	3.74%	7/30/2027		17,044,428	6,885,142
Premium on assumed debt, net				10,794	1,673
Deferred financing costs, net				(125,563)	(53,546)
Mortgage notes, term loans, and secured revolving credit facilities, net				$16,929,659	$6,833,269

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2019, one-month LIBOR was 1.8%.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of December 31, 2019 ($ in thousands):

Year	Amount
2020	$99,749
2021	49,771
2022	721,116
2023	491,015
2024	3,439,512
Thereafter	12,243,265
Total	$17,044,428

7. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), HSBC Bank USA, National Association (the “HSBC MRA”), and Barclays Bank PLC (the “Barclays MRA”) to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate debt. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays MRA contains specific spread and advance rate provisions based on the rating of the underlying real estate debt securities. The Company is in compliance with all financial covenants of the Barclays MRA.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	December 31, 2019
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	6/23/2020	CMBS/Corporate bonds	$1,980,951	$1,561,642	None
Barclays MRA	9/29/2021	CMBS	981,652	750,000	None
MS MRA	2/1/2020	CMBS	636,734	508,510	None
Citi MRA	1/14/2020	CMBS/Corporate bonds	266,406	205,762	None
MUFG MRA	4/30/2020	CMBS	86,332	62,561	None
BAML MRA	1/24/2020	CMBS/Corporate bonds	4,807	3,662	None
			$3,956,882	$3,092,137

	December 31, 2018
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays MRA	9/29/2021	CMBS/Corporate bonds	$989,059	$750,000	None
RBC MRA	6/18/2019	CMBS	794,917	650,018	None
Citi MRA	1/13/2019	CMBS	193,372	154,736	None
MS MRA	1/15/2019	CMBS	173,050	146,569	None
MUFG MRA	4/30/2020	CMBS	15,266	12,400	None
			$2,165,664	$1,713,723

(1)	Subsequent to year end, the Company rolled its repurchase agreement contracts expiring in January and February 2020 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of our repurchase agreements was 2.95% (L+1.26%) and 3.96% (L+1.42%) for the year ended December 31, 2019 and 2018, respectively. The term “L” refers to the one-month, three-month or six-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).

8. Unsecured Revolving Credit Facilities

On January 23, 2017, the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. Effective January 15, 2020, the capacity of the Line of Credit was decreased to $150 million. The Line of Credit expires on January 22, 2021, and may be extended for up to 12 months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.50%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated LIBOR, which was 1.8% and 2.5% as of December 31, 2019 and 2018, respectively. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of December 31, 2019 and 2018, the Company had no outstanding balance under the Line of Credit.

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023 and may be extended for one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. As of December 31, 2019, the capacity of the unsecured line of credit was $900 million. As of December 31, 2019, the Company had a $30 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit to $870 million.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2019	December 31, 2018
Real estate intangibles, net	$665,342	$292,658
Held for sale assets	143,379	—
Receivables	101,106	45,799
Straight-line rent receivable	38,287	10,337
Deferred leasing costs, net	28,792	7,621
Deferred financing costs, net	28,494	5,822
Prepaid expenses	28,334	10,746
Pre-acquisition costs	9,861	15,361
Other	36,398	22,601
Total	$1,079,993	$410,945

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31, 2019	December 31, 2018
Subscriptions received in advance	$796,729	$166,542
Intangible liabilities, net	136,954	55,709
Accounts payable and accrued expenses	126,565	53,247
Held for sale liabilities	108,411	—
Real estate taxes payable	100,767	56,555
Prepaid rental income	87,479	29,112
Right of use lease liability - operating leases	82,880	—
Right of use lease liability - financing leases	56,758	—
Distribution payable	56,210	21,360
Accrued interest expense	50,279	24,432
Tenant security deposits	46,533	23,493
Other	42,522	33,948
Total	$1,692,087	$464,398

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class S shares, Class I shares, Class T shares, and Class D shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.

As of December 31, 2019, the Company had authority to issue 3,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	1,000,000	$0.01
Class I Shares	1,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	3,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class T	Class D	Total
January 1, 2017	—	20	—	—	20
Common stock issued	128,277	30,146	5,600	3,931	167,954
Distribution reinvestment	1,834	578	25	24	2,461
Common stock repurchased	(26)	(41)	—	—	(67)
Independent directors' restricted stock grant(1)	—	16	—	—	16
December 31, 2017	130,085	30,719	5,625	3,955	170,384

Common stock issued	142,828	77,964	17,379	26,112	264,283
Distribution reinvestment	6,266	2,394	385	434	9,479
Common stock repurchased	(2,190)	(2,853)	(76)	(126)	(5,245)
Independent directors' restricted stock grant(1)	—	37	—	—	37
December 31, 2018	276,989	108,261	23,313	30,375	438,938

Common stock issued	248,497	371,562	16,650	53,107	689,816
Distribution reinvestment	12,156	7,356	899	1,590	22,001
Common stock repurchased	(6,829)	(12,936)	(1,095)	(415)	(21,275)
Independent directors' restricted stock grant(1)	—	36	—	—	36
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516

(1)

The directors’ restricted stock grants represented an aggregate $0.4 million, $0.4 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2019, 2018, and 2017, respectively. Each grant is amortized over the one-year service period of such grant.

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

For the years ended December 31, 2019, 2018, and 2017, the Company repurchased shares for $236.4 million, $56.4 million, and $0.7 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2019, 2018 and 2017.

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

Each class of our common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2019
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.6363	$0.6363	$0.6363	$0.6363
Stockholder servicing fee per share of common stock	(0.0951)	—	(0.0935)	(0.0276)
Net distributions declared per share of common stock	$0.5412	$0.6363	$0.5428	$0.6087

	Year Ended December 31, 2018
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.6286	$0.6286	$0.6286	$0.6286
Stockholder servicing fee per share of common stock	(0.0917)	—	(0.0902)	(0.0267)
Net distributions declared per share of common stock	$0.5369	$0.6286	$0.5384	$0.6019

	Year Ended December 31, 2017
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock(1)	$0.4782	$0.4782	$0.3567	$0.4008
Stockholder servicing fee per share of common stock	(0.0823)	—	(0.0511)	(0.0173)
Net distributions declared per share of common stock	$0.3959	$0.4782	$0.3056	$0.3835

(1)	The Company did not sell any Class D or Class T shares prior to May 2017 and June 2017, respectively, thus no distributions were declared for Class D or Class T prior to such date.

Distributions for the year ended December 31, 2019 were characterized, for federal income tax purposes, as 8.75% ordinary income, 1.17% capital gains and 90.08% return of capital. Of the 8.75%, 8.60% and 0.15% of the distributions paid in 2019 were non-qualified and qualified, respectively. Distributions for the year ended December 31, 2018 were characterized, for federal income tax purposes, as 3.11% ordinary income and 96.89% return of capital. Of the 3.11%, 0.51% and 2.60% of the distributions paid in 2018 were non-qualified and qualified, respectively. Distributions for the year ended December 31, 2017, were characterized, for federal income tax purposes, as 34.15% ordinary income and 65.85% return of capital. Of the 34.15%, 32.55% and 1.60% of the distributions paid in 2017 were non-qualified and qualified, respectively.

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

The following table summarizes the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	December 31, 2018
Balance at the beginning of the year	$9,233	$250
Settlement of performance participation allocation	37,484	16,974
Conversion to Class I shares	(11,620)	—
Repurchases	(35,435)	(8,400)
GAAP income allocation	(408)	(1,035)
Distributions	(652)	(748)
Fair value allocation	1,670	2,192
Balance at the end of the year	$272	$9,233

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2019, $20.9 million related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain of the non-controlling interests at December 31, 2019 and 2018, the Company recorded an allocation adjustment of $6.8 million and $2.2 million, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

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

During the years ended December 31, 2019 and 2018, BREIT OP received $0 and $100 million in Class B Units subscriptions from an entity advised by Blackstone Insurance Solutions. As of December 31, 2019 and 2018, there were 9,268,500 Class B Units outstanding. Class B Units subscriptions are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.

11. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2019	December 31, 2018
Accrued stockholder servicing fee(1)	$478,539	$238,496
Performance participation allocation	141,396	37,484
Accrued management fees	13,873	5,124
Advanced organization and offering costs	6,136	8,181
Accrued affiliate service provider expenses	6,037	3,115
Accrued affiliate incentive compensation awards	—	4,714
Other	44,162	4,467
Total	$690,143	$301,581
(1)

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2019 and 2018, the Company accrued $478.5 million and $238.5 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $141.4 million, $37.5 million and $17.0 million, respectively, of Performance Participation Allocation Expense in the Company’s Consolidated Statement of Operations.

In January 2020, the Company issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2019. Subsequent to the Class I units and Class B units being issued, 7.3 million of such units were redeemed for $83.6 million and 0.8 million of such units were exchanged for unregistered Class I shares in the Company. In January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018. Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. In January 2018, the Company issued approximately 1.6 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2017 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2017. In June 2018, the Special Limited Partner redeemed 0.8 million Class I units in BREIT OP for $8.4 million based on the NAV of the Class I units at May 31, 2018. As of December 31, 2019, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $72.9 million worth of shares of the Company and Class I units of BREIT OP.

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the years ended December 31, 2019, 2018, and 2017, the Company incurred management fees of $108.1 million, $42.7 million, and $8.9 million, respectively. In accordance with the advisory agreement between the Company, BREIT OP and the Adviser, the Adviser waived the management fee for the period January 1, 2017 to June 30, 2017.

The Company issued 8,424,263, 3,845,338, and 664,411 unregistered Class I shares to the Adviser as payment for the 2019, 2018 and 2017 management fees, respectively, and also had a payable of $13.9 million and $5.1 million related to management fees as of December 31, 2019 and 2018, respectively, which is included in Due to Affiliates on the Company’s Consolidated Balance Sheets. During January 2020, 2019, and 2018, the Adviser was issued 1,211,870, 474,552 and 180,215, respectively, unregistered Class I shares as payment for the management fee accrued as of December 31, 2019, 2018 and 2017. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2019, the Adviser submitted 10,297,777 Class I shares for an aggregate repurchase price of $114.8 million. During 2018, the Adviser submitted 1,828,163 Class I shares for an aggregate repurchase price of $19.8 million.

Accrued affiliate service provider expenses and incentive compensation awards

The Company has engaged BRE Hotels and Resorts (“BRE”), a portfolio company controlled by a Blackstone-advised fund, to provide, as applicable, operational services (including, without limitation, property management), corporate support services (including, without limitation, accounting, legal and tax) and transaction support services for the Company’s hotel properties.

The Company has engaged LivCor, LLC (“LivCor”), a portfolio company owned by a Blackstone-advised fund, to provide, as applicable, operational services (including, without limitation, property management and construction management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s multifamily properties.

For the year ended December 31, 2017, the Company engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s office and industrial properties. Beginning January 1, 2018, the Company engaged Gateway Industrial Properties L.L.C. (“Gateway”), a portfolio company owned by a Blackstone-advised fund, to provide the services that EOM had previously provided to the Company’s industrial properties. Beginning March 2019, the Company engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by a Blackstone-advised fund, to provide the services that Gateway had previously provided to the Company’s industrial properties.

The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by a Blackstone-advised fund, to provide, as applicable, operational services (including, without limitation, property management, construction management and leasing services), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s retail properties.

The Company has engaged Revantage Corporate Services, LLC (“Revantage”), a portfolio company owned by a Blackstone-advised fund, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), and transaction support services to certain of the Company’s investments directly.

The Company issued incentive compensation awards to certain employees of the affiliate portfolio company service providers described above on January 1, 2019 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company. The value of the award at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of December 31, 2019, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $6.0 million and is expected to be recognized over a period of 3 years from December 31, 2019.

The 2018 portfolio company incentive compensation awards of $4.7 million became payable on December 31, 2018 and, in January 2019, the Company issued approximately 0.4 million of fully vested Class I units in BREIT OP to certain employees of such companies. During the year ended December 31, 2019, certain employees of affiliate portfolio company service providers submitted 64,393 Class I units issued as part of the 2018 incentive compensation awards for repurchase resulting in a total repurchase of $0.7 million.

None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following table details the amounts incurred for such providers during the years ended December 31, 2019, 2018, and 2017 ($ in thousands):

	Affiliate Service Provider Expenses			Portfolio Company Incentive Compensation Awards
	For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Link	$19,332	$—	$—	$1,042	$—	$—
LivCor	18,464	7,885	1,279	308	2,708	—
BRE	7,250	940	116	624	640	—
Gateway	2,524	5,495	—	—	1,295	—
ShopCore	1,715	1,334	240	26	71	—
Revantage	1,295	649	—	—	—	—
EOM	104	—	881	—	—	—
Total	$50,684	$16,303	$2,516	$2,000	$4,714	$—

Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Consolidated Statements of Operations.

The following table details the transaction support service fees incurred for such providers ($ in thousands):

	For the Year Ended December 31,
	2019	2018
Link	$3,460	$—
LivCor	2,990	1,491
ShopCore	610	252
EOM	30	—
Gateway	27	215
Revantage	—	9
Total	$7,117	$1,967

Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

Other

As of December 31, 2019 and 2018, the Adviser had advanced $2.0 million and $1.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Additionally, as of December 31, 2019 and 2018, the Company had $42.1 million and $3.4 million, respectively, of accrued repurchases of Class I shares due to the Adviser.

During the years ended December 31, 2019, 2018, and 2017, the Company engaged an affiliate of the Adviser to perform certain internal audit and compliance functions. For the years ended December 31, 2019, 2018, and 2017, the Company had incurred $40,000, $40,000 and $30,000, respectively, of fees for such services.

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

During the years ended December 31, 2019 and 2018, the Company paid LNLS $14.8 million and $4.6 million, respectively, for title services related to 43 and 16 investments, respectively, and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Consolidated Balance Sheets.

Other

As of December 31, 2019, the Company had a receivable of $3.6 million from Livcor, L.L.C. and such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2019, the Company had a receivable of $7.8 million from funds affiliated with the Adviser for post-closing settlements related to the Jupiter 12 Industrial Portfolio acquisition. Such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.

12. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2019, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms.

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2019 ($ in thousands):

	Operating Leases	Financing Leases
2020	$3,916	$2,991
2021	3,977	3,081
2022	4,088	3,174
2023	4,127	3,269
2024	4,180	3,367
Thereafter	603,041	330,544
Total undiscounted future lease payments	623,329	346,426
Difference between undiscounted cash flows and discounted cash flows	(540,449)	(289,668)
Total lease liability	$82,880	$56,758

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2019, the weighted average remaining lease term of the Company’s operating leases and financing leases was 57 years and 77 years, respectively.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Fixed ground rent expense	$2,042	$256	$160
Variable ground rent expense	81	420	132
Total cash portion of ground rent expense	2,123	676	292
Non-cash ground rent expense	4,892	1,458	151
Total operating lease costs	$7,015	$2,134	$443

The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Interest on lease liabilities	$2,228	$—	$—
Amortization of right-of-use assets	748	—	—
Total financing lease costs	$2,976	$—	$—

Lease costs recognized during the prior periods are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, retail, office, net lease and other properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Rental revenue from the Company’s lease at the Bellagio consists of a fixed annual rent that escalates annually throughout the term of the lease and the tenant is generally responsible for all property-related expenses, including taxes, insurance and maintenance.  The Company assessed the classification of the Bellagio lease and determined the lease was an operating lease. The Company’s assessment included the consideration of the present value of the lease payments over the lease term and the residual value of the assets under the lease.

Leases at the Company’s industrial, retail, office, and net lease properties are generally longer term and may contain extension and termination options at the lessee’s election. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily and other properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Fixed lease payments	$1,073,562	$494,519	$110,429
Variable lease payments	128,051	64,145	10,952
Rental revenue	$1,201,613	$558,664	$121,381

The following table presents the future minimum rents the Company expects to receive for its industrial, retail, office and net lease properties as of December 31, 2019 ($ in thousands). Leases at the Company’s multifamily and self-storage properties are short term, generally 12 months or less, and are not included.

Year	Future Minimum Rents
2020	$834,551
2021	779,973
2022	698,106
2023	609,287
2024	530,915
Thereafter	9,366,852
Total	$12,819,684

The following table presents the future minimum rents the Company expects to receive for its industrial and retail properties as of December 31, 2018, prior to the adoption of ASU 2016-02 ($ in thousands):

Year	Future Minimum Rents
2019	$238,043
2020	215,327
2021	185,419
2022	144,186
2023	102,609
Thereafter	285,981
Total	$1,171,565

13. Segment Reporting

The Company operates in eight reportable segments: Industrial properties, Multifamily properties, Net Lease properties, Hotel properties, Retail properties, Office properties, Other properties and Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2019	December 31, 2018
Industrial	$10,564,172	$3,966,796
Multifamily	9,695,916	5,396,457
Net Lease	4,271,196	—
Hotel	2,427,554	1,268,992
Retail	419,198	136,273
Office	138,912	—
Other Properties	145,411	—
Real estate debt	4,565,385	2,281,033
Other (Corporate)	812,079	187,607
Total assets	$33,039,823	$13,237,158

The following table sets forth the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Industrial	Multifamily	Net Lease	Hotel	Retail	Office	Other Properties	Real Estate Debt	Total
Revenues:
Rental revenue	$461,939	$673,173	$42,317	$—	$15,869	$2,124	$6,191	$—	$1,201,613
Hotel revenue	—	—	—	432,892	—	—	—	—	432,892
Other revenue	2,312	39,340	—	8,858	398	81	778	—	51,767
Total revenues	464,251	712,513	42,317	441,750	16,267	2,205	6,969	—	1,686,272

Expenses:
Rental property operating	137,401	322,773	—	—	5,539	799	3,454	—	469,966
Hotel operating	—	—	—	304,710	—	—	—	—	304,710
Total expenses	137,401	322,773	—	304,710	5,539	799	3,454	—	774,676
Income from real estate debt	—	—	—	—	—	—	—	213,062	213,062
Segment net operating income	$326,850	$389,740	$42,317	$137,040	$10,728	$1,406	$3,515	$213,062	$1,124,658

Depreciation and amortization	$(291,940)	$(427,209)	$(14,858)	$(72,765)	$(8,640)	$(1,253)	$(7,374)	$—	$(824,039)

Other income (expense):
General and administrative									(18,170)
Management fee									(108,115)
Performance participation allocation									(141,396)
Net gain on dispositions of real estate									35,035
Interest income									3,041
Interest expense									(487,517)
Other income (expense)									2,260
Net loss									$(414,243)
Net loss attributable to non-controlling interests in third party joint ventures									$5,671
Net loss attributable to non-controlling interests in BREIT OP									6,801
Net loss attributable to BREIT stockholders									$(401,771)

The following table sets forth the financial results by segment for the year ended December 31, 2018 ($ in thousands):

	Industrial	Multifamily	Hotel	Retail	Real Estate Debt	Total
Revenues:
Rental revenue	$203,084	$345,619	$—	$9,961	$—	$558,664
Hotel revenue	—	—	138,433	—	—	138,433
Other revenue	578	22,945	2,485	153	—	26,161
Total revenues	203,662	368,564	140,918	10,114	—	723,258

Expenses:
Rental property operating	62,824	176,800	—	3,469	—	243,093
Hotel operating	—	—	97,248	—	—	97,248
Total expenses	62,824	176,800	97,248	3,469	—	340,341
Income from real estate debt	—	—	—	—	55,323	55,323
Segment net operating income	$140,838	$191,764	$43,670	$6,645	$55,323	$438,240

Depreciation and amortization	$(116,206)	$(257,201)	$(27,944)	$(4,944)	$—	$(406,295)

Other income (expense):
General and administrative						(10,982)
Management fee						(42,659)
Performance participation allocation						(37,484)
Interest income						410
Interest expense						(233,184)
Other income (expense)						489
Net loss						$(291,465)
Net loss attributable to non-controlling interests in third party joint ventures						$6,188
Net loss attributable to non-controlling interests in BREIT OP						4,221
Net loss attributable to BREIT stockholders						$(281,056)

The following table sets forth the financial results by segment for the year ended December 31, 2017 ($ in thousands):

	Industrial	Multifamily	Hotel	Retail	Real Estate Debt	Total
Revenues:
Rental revenue	$30,846	$86,322	$—	$4,213	$—	$121,381
Hotel revenue	—	—	29,916	—	—	29,916
Other revenue	12	6,589	—	34	—	6,635
Total revenues	30,858	92,911	29,916	4,247	—	157,932

Expenses:
Rental property operating	9,265	40,831	—	1,019	—	51,115
Hotel operating	—	—	20,417	—	—	20,417
Total expenses	9,265	40,831	20,417	1,019	—	71,532
Income from real estate debt	—	—	—	—	17,749	17,749
Segment net operating income	$21,593	$52,080	$9,499	$3,228	$17,749	$104,149

Depreciation and amortization	$(17,063)	$(96,732)	$(6,071)	$(1,927)	$—	$(121,793)

Other income (expense):
General and administrative						(7,692)
Management fee						(8,867)
Performance participation allocation						(16,974)
Interest income						454
Interest expense						(36,884)
Other income (expense)						57
Net loss						$(87,550)
Net loss attributable to non-controlling interests in third party joint ventures						$1,292
Net loss attributable to non-controlling interests in BREIT OP						—
Net loss attributable to BREIT stockholders						$(86,258)

14. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. For the years ended December 31, 2019 and 2018, the Company was not involved in any material legal proceedings.

15. Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly results ($ in thousands, except per share data):

2019	March 31	June 30	September 30	December 31
Total revenues	$297,091	$354,308	$438,033	$596,840
Net loss	(50,096)	(52,784)	(126,494)	(184,869)
Net loss attributable to BREIT stockholders	(46,846)	(50,704)	(123,171)	(181,050)
Net loss per share	(0.10)	(0.08)	(0.15)	(0.17)

2018	March 31	June 30	September 30	December 31
Total revenues	$109,684	$152,226	$200,162	$261,186
Net loss	(49,638)	(51,944)	(58,763)	(131,120)
Net loss attributable to BREIT stockholders	(47,548)	(50,482)	(57,667)	(125,359)
Net loss per share	(0.23)	(0.19)	(0.17)	(0.30)

2017	March 31	June 30	September 30	December 31
Total revenues	$2,444	$28,339	$48,904	$78,245
Net loss	(1,267)	(16,701)	(31,847)	(37,735)
Net loss attributable to BREIT stockholders	(1,267)	(16,701)	(31,725)	(36,565)
Net loss per share	(0.03)	(0.22)	(0.28)	(0.24)

16. Subsequent Events

MGM Grand and Mandalay Bay Real Estate

Subsequent to December 31, 2019, we closed a transaction to form a new joint venture with MGM Growth Properties LLC (“MGP”) to acquire the Las Vegas real estate assets of the MGM Grand and Mandalay Bay for $4.6 billion. MGP owns 50.1% of the joint venture, and we own 49.9%. At closing, we entered into a long-term triple net master lease with MGM Resorts International (“MGM”) which benefits from a full corporate guarantee of rent payments by MGM.

Acquisitions

Subsequent to December 31, 2019, the Company acquired an aggregate of $2.7 billion of real estate (not including the MGM Grand and Mandalay Bay transaction described above) across eight separate transactions, exclusive of closing costs. The acquisitions were related to multifamily, industrial, and retail properties.

Subsequent to December 31, 2019, the Company purchased an aggregate of $482.1 million of real estate debt.

Proceeds from the Issuance of Common Stock

As of March 24, 2020, the Company had sold an aggregate of 1,588,293,255 shares of its common stock (consisting of 643,054,511 Class S shares, 798,498,578 Class I shares, 46,710,253 Class T shares, and 100,029,913 Class D shares) in the Offering and otherwise resulting in net proceeds of $17.5 billion to the Company as payment for such shares.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy at its properties, the potential closure of certain of its hotel assets, financing arrangements, increased costs of operations, decrease in values of its investments in Real Estate Debt, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties:
Cold Storage Warehouse	Stockton, CA	(A)	$14,488	$50,262	$—	$—	$14,488	$50,262	$64,750	$(2,891)	2018
Cold Storage Warehouse	Union City, CA	(A)	6,785	46,830	—	39	6,785	46,869	53,654	(2,151)	2018
Cold Storage Warehouse	Aberdeen, MD	(A)	5,789	38,820	—	—	5,789	38,820	44,609	(2,006)	2018
Cold Storage Warehouse	Atlanta, GA	(A)	3,134	30,130	—	1,528	3,134	31,658	34,792	(1,829)	2018
Cold Storage Warehouse	Austin, TX	(A)	3,132	19,010	—	2,532	3,132	21,542	24,674	(894)	2018
Cold Storage Warehouse	Stockton, CA	(A)	2,287	15,817	—	—	2,287	15,817	18,104	(891)	2018
Powered Shell Warehouse	Ashburn, VA	25,563	12,796	24,209	—	—	12,796	24,209	37,005	(326)	2019
Powered Shell Warehouse	Ashburn, VA	25,561	12,555	23,343	—	—	12,555	23,343	35,898	(316)	2019
Powered Shell Warehouse	Ashburn, VA	18,676	12,475	23,205	—	—	12,475	23,205	35,680	(314)	2019
Powered Shell Warehouse	Manassas, VA	25,347	4,807	36,314	—	—	4,807	36,314	41,121	(491)	2019
Powered Shell Warehouse	Manassas, VA	17,378	3,342	25,131	—	—	3,342	25,131	28,473	(341)	2019
Powered Shell Warehouse	Manassas, VA	23,739	4,842	36,535	—	—	4,842	36,535	41,377	(494)	2019
Powered Shell Warehouse	Manassas, VA	17,336	3,184	23,956	—	—	3,184	23,956	27,140	(325)	2019
Powered Shell Warehouse	Sterling, VA	24,270	12,955	23,239	—	—	12,955	23,239	36,194	(43)	2019
Powered Shell Warehouse	Sterling, VA	24,630	12,999	23,318	—	—	12,999	23,318	36,317	(43)	2019
Warehouse	Stockton, CA	(B)	10,079	21,240	—	482	10,079	21,722	31,801	(2,538)	2017
Warehouse	Alpharetta, GA	(B)	998	7,705	—	17	998	7,722	8,720	(600)	2017
Warehouse	Lithia Springs, GA	(B)	1,105	8,687	—	—	1,105	8,687	9,792	(792)	2017
Warehouse	Austell, GA	(B)	5,344	97,862	—	1,343	5,344	99,205	104,549	(8,439)	2017
Warehouse	Austell, GA	(B)	1,336	5,478	—	171	1,336	5,649	6,985	(596)	2017
Warehouse	Austell, GA	(B)	1,342	5,761	—	174	1,342	5,935	7,277	(649)	2017
Warehouse	Lombard, IL	(B)	483	3,489	—	46	483	3,535	4,018	(299)	2017
Warehouse	Glendale Heights, IL	(B)	—	—	—	—	—	—	—	—	2017
Warehouse	Carol Stream, IL	(B)	1,184	4,511	—	—	1,184	4,511	5,695	(415)	2017
Warehouse	Elgin, IL	(B)	620	2,733	—	74	620	2,807	3,427	(260)	2017
Warehouse	Romeoville, IL	(B)	—	—	—	—	—	—	—	—	2017
Warehouse	Elgin, IL	(B)	1,118	5,172	—	41	1,118	5,213	6,331	(418)	2017
Warehouse	Libertyville, IL	(B)	850	4,340	—	63	850	4,403	5,253	(435)	2017
Warehouse	Carol Stream, IL	(B)	757	6,727	—	—	757	6,727	7,484	(543)	2017
Warehouse	Addison, IL	(B)	858	5,683	—	1,995	858	7,678	8,536	(527)	2017
Warehouse	Carol Stream, IL	(B)	837	5,902	—	25	837	5,927	6,764	(506)	2017
Warehouse	Bensenville, IL	(B)	1,001	7,908	—	303	1,001	8,211	9,212	(655)	2017
Warehouse	Glendale Heights, IL	(B)	416	2,837	—	—	416	2,837	3,253	(249)	2017
Warehouse	Roselle, IL	(B)	1,166	6,812	—	—	1,166	6,812	7,978	(601)	2017
Warehouse	Hanover Park, IL	(B)	1,090	5,342	—	—	1,090	5,342	6,432	(498)	2017
Warehouse	Bolingbrook, IL	(B)	1,892	4,023	—	65	1,892	4,088	5,980	(408)	2017
Warehouse	Bolingbrook, IL	(B)	2,313	9,953	—	135	2,313	10,088	12,401	(918)	2017
Warehouse	Romeoville, IL	(B)	860	4,193	—	—	860	4,193	5,053	(336)	2017
Warehouse	Houston, TX	(B)	632	2,404	—	40	632	2,444	3,076	(213)	2017
Warehouse	Houston, TX	(B)	707	4,911	—	—	707	4,911	5,618	(430)	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Mechanicsburg, PA	(B)	1,467	21,649	—	—	1,467	21,649	23,116	(1,804)	2017
Warehouse	Middletown, PA	(B)	866	12,492	—	—	866	12,492	13,358	(1,016)	2017
Warehouse	Mechanicsburg, PA	(B)	399	2,984	—	5	399	2,989	3,388	(310)	2017
Warehouse	Grand Prairie, TX	(B)	1,027	5,762	—	—	1,027	5,762	6,789	(587)	2017
Warehouse	Dallas, TX	(B)	863	4,453	—	366	863	4,819	5,682	(435)	2017
Warehouse	Grand Prairie, TX	(B)	1,052	6,266	—	30	1,052	6,296	7,348	(608)	2017
Warehouse	Orlando, FL	(B)	937	5,149	—	20	937	5,169	6,106	(453)	2017
Warehouse	Orlando, FL	(B)	590	4,064	—	—	590	4,064	4,654	(320)	2017
Warehouse	Houston, TX	(B)	1,662	11,944	—	196	1,662	12,140	13,802	(1,002)	2017
Warehouse	Houston, TX	(B)	1,645	12,220	—	74	1,645	12,294	13,939	(971)	2017
Warehouse	Houston, TX	(B)	1,294	8,167	—	27	1,294	8,194	9,488	(658)	2017
Warehouse	Houston, TX	(B)	1,149	5,722	—	—	1,149	5,722	6,871	(505)	2017
Warehouse	Houston, TX	(B)	1,178	7,461	—	237	1,178	7,698	8,876	(613)	2017
Warehouse	Allen, TX	(B)	807	5,147	—	19	807	5,166	5,973	(506)	2017
Warehouse	Allen, TX	(B)	743	4,645	—	148	743	4,793	5,536	(443)	2017
Warehouse	Allen, TX	(B)	924	5,866	—	—	924	5,866	6,790	(551)	2017
Warehouse	Fairfield, NJ	(A)	1,232	2,755	—	3	1,232	2,758	3,990	(239)	2017
Warehouse	Fairfield, NJ	(A)	1,767	4,676	—	62	1,767	4,738	6,505	(352)	2017
Warehouse	Fairfield, NJ	(A)	3,223	4,180	—	6	3,223	4,186	7,409	(396)	2017
Warehouse	Fairfield, NJ	(A)	1,093	4,074	—	23	1,093	4,097	5,190	(306)	2017
Warehouse	Fairfield, NJ	(A)	1,101	1,674	—	59	1,101	1,733	2,834	(142)	2017
Warehouse	Fairfield, NJ	(A)	1,170	1,900	—	5	1,170	1,905	3,075	(164)	2017
Warehouse	Fairfield, NJ	(A)	4,219	5,936	—	33	4,219	5,969	10,188	(438)	2017
Warehouse	Fairfield, NJ	(A)	4,725	6,013	—	7	4,725	6,020	10,745	(456)	2017
Warehouse	Fairfield, NJ	(A)	2,131	2,408	—	6	2,131	2,414	4,545	(207)	2017
Warehouse	Fairfield, NJ	(A)	4,194	8,677	—	7	4,194	8,684	12,878	(655)	2017
Warehouse	Fairfield, NJ	(A)	843	1,375	—	8	843	1,383	2,226	(128)	2017
Warehouse	Marietta, GA	(C)	1,604	5,329	—	146	1,604	5,475	7,079	(232)	2018
Warehouse	Orlando, FL	(C)	3,052	15,804	—	119	3,052	15,923	18,975	(552)	2018
Warehouse	Jacksonville, FL	(C)	2,658	13,081	—	—	2,658	13,081	15,739	(476)	2018
Warehouse	Olive Branch, MS	(C)	2,111	8,074	—	—	2,111	8,074	10,185	(312)	2018
Warehouse	Charlotte, NC	(C)	404	1,747	—	517	404	2,264	2,668	(74)	2018
Warehouse	Jacksonville, FL	(C)	1,676	4,982	—	—	1,676	4,982	6,658	(204)	2018
Warehouse	Jacksonville, FL	(C)	2,735	9,996	—	1,348	2,735	11,344	14,079	(387)	2018
Warehouse	Marietta, GA	(C)	1,348	4,339	—	—	1,348	4,339	5,687	(176)	2018
Warehouse	Roswell, GA	(A)	1,422	7,407	—	—	1,422	7,407	8,829	(348)	2018
Warehouse	Marietta, GA	(C)	968	4,017	—	—	968	4,017	4,985	(148)	2018
Warehouse	Miami, FL	(C)	930	200	—	403	930	603	1,533	(15)	2018
Warehouse	Miami, FL	(C)	1,703	4,155	—	7	1,703	4,162	5,865	(136)	2018
Warehouse	Miami, FL	(C)	5,879	18,428	—	3,949	5,879	22,377	28,256	(705)	2018
Warehouse	Orlando, FL	(C)	4,120	19,411	—	—	4,120	19,411	23,531	(690)	2018
Warehouse	Orlando, FL	(C)	1,628	7,773	—	—	1,628	7,773	9,401	(261)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	La Vergne, TN	(C)	2,857	11,214	—	144	2,857	11,358	14,215	(447)	2018
Warehouse	Miami, FL	(C)	2,398	5,742	—	64	2,398	5,806	8,204	(192)	2018
Warehouse	Miami, FL	(C)	2,461	6,351	—	21	2,461	6,372	8,833	(209)	2018
Warehouse	Miami, FL	(C)	3,011	6,953	—	57	3,011	7,010	10,021	(234)	2018
Warehouse	Miami, FL	(C)	1,628	3,619	—	5	1,628	3,624	5,252	(123)	2018
Warehouse	Miami, FL	(C)	2,260	4,504	—	407	2,260	4,911	7,171	(156)	2018
Warehouse	Orlando, FL	(C)	1,819	6,452	—	721	1,819	7,173	8,992	(267)	2018
Warehouse	La Vergne, TN	(C)	5,425	19,245	—	—	5,425	19,245	24,670	(955)	2018
Warehouse	Memphis, TN	(A)	1,100	3,028	—	—	1,100	3,028	4,128	(140)	2018
Warehouse	Memphis, TN	(A)	626	2,620	—	—	626	2,620	3,246	(97)	2018
Warehouse	Memphis, TN	(A)	1,182	5,431	—	—	1,182	5,431	6,613	(207)	2018
Warehouse	Memphis, TN	(A)	339	696	—	—	339	696	1,035	(33)	2018
Warehouse	Tampa, FL	(C)	2,110	8,670	—	20	2,110	8,690	10,800	(331)	2018
Warehouse	Jacksonville, FL	(C)	868	10,261	—	—	868	10,261	11,129	(334)	2018
Warehouse	Winston-Salem, NC	(A)	954	4,952	—	—	954	4,952	5,906	(195)	2018
Warehouse	Orlando, FL	(C)	4,894	18,533	—	—	4,894	18,533	23,427	(666)	2018
Warehouse	Newport News, VA	(C)	1,085	6,140	—	—	1,085	6,140	7,225	(223)	2018
Warehouse	Port Wentworth, GA	(C)	380	16,575	—	451	380	17,026	17,406	(520)	2018
Warehouse	Hampton, VA	(C)	2,064	12,393	—	—	2,064	12,393	14,457	(462)	2018
Warehouse	Port Wentworth, GA	26,594	6,739	23,769	—	5,681	6,739	29,450	36,189	(910)	2018
Warehouse	Memphis, TN	(C)	2,533	5,951	—	—	2,533	5,951	8,484	(314)	2018
Warehouse	Memphis, TN	(C)	299	749	—	—	299	749	1,048	(36)	2018
Warehouse	Memphis, TN	(C)	1,445	3,940	—	—	1,445	3,940	5,385	(193)	2018
Warehouse	Memphis, TN	(C)	371	799	—	—	371	799	1,170	(40)	2018
Warehouse	Memphis, TN	(C)	1,793	2,170	—	—	1,793	2,170	3,963	(140)	2018
Warehouse	Orlando, FL	(C)	4,241	13,551	—	163	4,241	13,714	17,955	(522)	2018
Warehouse	Winston-Salem, NC	(A)	510	3,338	—	—	510	3,338	3,848	(121)	2018
Warehouse	Winston-Salem, NC	(A)	441	1,361	—	10	441	1,371	1,812	(68)	2018
Warehouse	Winston-Salem, NC	(A)	857	6,272	—	—	857	6,272	7,129	(230)	2018
Warehouse	Atlanta, GA	(A)	1,284	6,592	—	—	1,284	6,592	7,876	(257)	2018
Warehouse	Atlanta, GA	(A)	1,096	9,351	—	18	1,096	9,369	10,465	(324)	2018
Warehouse	Charlotte, NC	(C)	689	3,167	—	—	689	3,167	3,856	(125)	2018
Warehouse	Wesley Chapel, FL	(A)	1,566	2,284	—	123	1,566	2,407	3,973	(130)	2018
Warehouse	Wesley Chapel, FL	(A)	277	3,914	—	—	277	3,914	4,191	(136)	2018
Warehouse	Wesley Chapel, FL	(A)	228	9,235	—	—	228	9,235	9,463	(288)	2018
Warehouse	Davenport, FL	(C)	3,560	14,868	—	129	3,560	14,997	18,557	(511)	2018
Warehouse	Davenport, FL	(C)	4,763	22,356	—	—	4,763	22,356	27,119	(793)	2018
Warehouse	Davenport, FL	(C)	1,454	8,874	—	792	1,454	9,666	11,120	(407)	2018
Warehouse	Orlando, FL	(C)	1,549	5,482	—	9	1,549	5,491	7,040	(187)	2018
Warehouse	Wesley Chapel, FL	(A)	1,283	5,023	—	—	1,283	5,023	6,306	(191)	2018
Warehouse	Wesley Chapel, FL	(A)	1,757	8,021	—	—	1,757	8,021	9,778	(313)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Orlando, FL	(C)	1,444	4,115	—	41	1,444	4,156	5,600	(145)	2018
Warehouse	Orlando, FL	(C)	1,549	2,334	—	—	1,549	2,334	3,883	(93)	2018
Warehouse	Richmond, VA	(A)	888	6,888	—	352	888	7,240	8,128	(255)	2018
Warehouse	Richmond, VA	(A)	3,413	21,839	—	—	3,413	21,839	25,252	(804)	2018
Warehouse	Memphis, TN	(C)	1,777	4,785	—	—	1,777	4,785	6,562	(219)	2018
Warehouse	Memphis, TN	(C)	1,360	4,721	—	—	1,360	4,721	6,081	(195)	2018
Warehouse	Memphis, TN	(C)	1,289	5,579	—	—	1,289	5,579	6,868	(237)	2018
Warehouse	Memphis, TN	(C)	1,323	4,540	—	—	1,323	4,540	5,863	(195)	2018
Warehouse	Memphis, TN	(C)	1,649	5,985	—	—	1,649	5,985	7,634	(249)	2018
Warehouse	Piedmont, SC	(C)	1,165	4,802	—	9	1,165	4,811	5,976	(196)	2018
Warehouse	Rural Hall, NC	(C)	1,226	8,023	—	1,184	1,226	9,207	10,433	(339)	2018
Warehouse	Raleigh, NC	(C)	915	5,603	—	21	915	5,624	6,539	(203)	2018
Warehouse	Raleigh, NC	(C)	749	6,459	—	—	749	6,459	7,208	(234)	2018
Warehouse	Charlotte, NC	(C)	437	1,577	—	64	437	1,641	2,078	(78)	2018
Warehouse	Rural Hall, NC	(C)	1,432	8,694	—	—	1,432	8,694	10,126	(339)	2018
Warehouse	Sandston, VA	(C)	1,799	9,087	—	125	1,799	9,212	11,011	(357)	2018
Warehouse	Charlotte, NC	(C)	302	3,195	—	—	302	3,195	3,497	(106)	2018
Warehouse	Memphis, TN	(C)	2,312	5,978	—	52	2,312	6,030	8,342	(279)	2018
Warehouse	Richmond, VA	(A)	515	5,380	—	19	515	5,399	5,914	(253)	2018
Warehouse	Rural Hall, NC	(C)	1,971	9,903	—	—	1,971	9,903	11,874	(401)	2018
Warehouse	Memphis, TN	(C)	2,207	6,846	—	51	2,207	6,897	9,104	(306)	2018
Warehouse	Sandston, VA	(C)	897	3,903	—	—	897	3,903	4,800	(153)	2018
Warehouse	Norcross, GA	(C)	973	5,466	—	—	973	5,466	6,439	(205)	2018
Warehouse	Rural Hall, NC	(C)	416	2,489	—	—	416	2,489	2,905	(103)	2018
Warehouse	Jacksonville, FL	(C)	1,163	5,239	—	—	1,163	5,239	6,402	(195)	2018
Warehouse	Norcross, GA	(C)	748	4,333	—	—	748	4,333	5,081	(166)	2018
Warehouse	Norcross, GA	(C)	674	2,730	—	—	674	2,730	3,404	(115)	2018
Warehouse	Norcross, GA	(C)	840	4,012	—	—	840	4,012	4,852	(156)	2018
Warehouse	Charlotte, NC	(C)	389	2,574	—	15	389	2,589	2,978	(95)	2018
Warehouse	Louisville, KY	(A)	3,607	10,097	—	1,334	3,607	11,431	15,038	(450)	2018
Warehouse	Norcross, GA	(A)	1,074	4,347	—	—	1,074	4,347	5,421	(199)	2018
Warehouse	Norcross, GA	(A)	368	2,026	—	2	368	2,028	2,396	(79)	2018
Warehouse	Norcross, GA	(A)	336	1,763	—	—	336	1,763	2,099	(74)	2018
Warehouse	Memphis, TN	—	2,757	5,480	—	—	2,757	5,480	8,237	(281)	2018
Warehouse	Norcross, GA	(A)	733	4,521	—	25	733	4,546	5,279	(164)	2018
Warehouse	Norcross, GA	(A)	562	2,308	—	—	562	2,308	2,870	(97)	2018
Warehouse	Norcross, GA	(A)	397	2,235	—	—	397	2,235	2,632	(99)	2018
Warehouse	Norcross, GA	(A)	429	2,046	—	4	429	2,050	2,479	(89)	2018
Warehouse	Norcross, GA	(A)	563	875	—	83	563	958	1,521	(56)	2018
Warehouse	Memphis, TN	(A)	2,060	6,344	—	507	2,060	6,851	8,911	(343)	2018
Warehouse	Memphis, TN	(A)	1,839	8,067	—	—	1,839	8,067	9,906	(399)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Memphis, TN	(A)	2,110	5,437	—	—	2,110	5,437	7,547	(305)	2018
Warehouse	Memphis, TN	(A)	1,168	7,233	—	53	1,168	7,286	8,454	(277)	2018
Warehouse	Charlotte, NC	(C)	601	3,495	—	—	601	3,495	4,096	(130)	2018
Warehouse	Richmond, VA	(C)	1,464	11,053	—	—	1,464	11,053	12,517	(403)	2018
Warehouse	Kissimmee, FL	(C)	212	9,857	—	—	212	9,857	10,069	(330)	2018
Warehouse	Jacksonville, FL	(C)	2,505	15,947	—	—	2,505	15,947	18,452	(578)	2018
Warehouse	Orlando, FL	(C)	3,684	18,694	—	—	3,684	18,694	22,378	(705)	2018
Warehouse	Jacksonville, FL	(C)	610	4,613	—	—	610	4,613	5,223	(163)	2018
Warehouse	Miami, FL	(C)	954	2,593	—	10	954	2,603	3,557	(86)	2018
Warehouse	Tucker, GA	(D)	879	3,391	—	—	879	3,391	4,270	(131)	2018
Warehouse	Conyers, GA	(D)	634	4,435	—	—	634	4,435	5,069	(158)	2018
Warehouse	Tucker, GA	(D)	505	3,056	—	5	505	3,061	3,566	(111)	2018
Warehouse	Atlanta, GA	(D)	418	4,462	—	—	418	4,462	4,880	(154)	2018
Warehouse	Atlanta, GA	(D)	634	6,064	—	—	634	6,064	6,698	(204)	2018
Warehouse	Tucker, GA	(D)	1,199	3,713	—	230	1,199	3,943	5,142	(158)	2018
Warehouse	Tucker, GA	(D)	762	3,039	—	—	762	3,039	3,801	(101)	2018
Warehouse	Tucker, GA	(D)	1,167	4,070	—	—	1,167	4,070	5,237	(153)	2018
Warehouse	Stockton, CA	(D)	11,025	73,084	—	—	11,025	73,084	84,109	(2,653)	2017
Warehouse	Mechanicsburg, PA	(D)	1,184	10,393	—	858	1,184	11,251	12,435	(358)	2019
Warehouse	Roseville State, MN	(D)	1,174	5,598	—	—	1,174	5,598	6,772	(136)	2019
Warehouse	New Brighton, MN	(D)	1,828	5,281	—	77	1,828	5,358	7,186	(158)	2019
Warehouse	St. Paul, MN	(D)	2,780	4,330	—	—	2,780	4,330	7,110	(120)	2019
Warehouse	New Brighton, MN	(D)	2,088	6,555	—	—	2,088	6,555	8,643	(194)	2019
Warehouse	New Brighton, MN	(D)	1,231	4,252	—	—	1,231	4,252	5,483	(106)	2019
Warehouse	New Brighton, MN	(D)	1,385	5,934	—	—	1,385	5,934	7,319	(346)	2019
Warehouse	New Brighton, MN	(D)	2,062	6,553	—	18	2,062	6,571	8,633	(160)	2019
Warehouse	New Brighton, MN	(D)	431	1,927	—	—	431	1,927	2,358	(58)	2019
Warehouse	New Brighton, MN	(D)	362	4,054	—	—	362	4,054	4,416	(105)	2019
Warehouse	New Brighton, MN	(D)	1,611	3,909	—	130	1,611	4,039	5,650	(117)	2019
Warehouse	New Brighton, MN	(D)	1,111	2,811	—	—	1,111	2,811	3,922	(77)	2019
Warehouse	New Brighton, MN	(D)	790	2,478	—	—	790	2,478	3,268	(67)	2019
Warehouse	New Brighton, MN	(D)	664	2,690	—	—	664	2,690	3,354	(64)	2019
Warehouse	New Brighton, MN	(D)	537	1,508	—	—	537	1,508	2,045	(36)	2019
Warehouse	Golden Valley, MN	(D)	1,466	10,577	—	40	1,466	10,617	12,083	(275)	2019
Warehouse	Golden Valley, MN	(D)	2,176	1,789	—	—	2,176	1,789	3,965	(76)	2019
Warehouse	Brooklyn Park, MN	(D)	2,616	10,434	—	39	2,616	10,473	13,089	(302)	2019
Warehouse	Minneapolis, MN	(D)	2,721	9,283	—	36	2,721	9,319	12,040	(215)	2019
Warehouse	Brooklyn Park, MN	(D)	1,505	3,969	—	—	1,505	3,969	5,474	(111)	2019
Warehouse	Crystal, MN	(D)	1,859	6,354	—	—	1,859	6,354	8,213	(179)	2019
Warehouse	Brooklyn Center, MN	(D)	1,679	4,694	—	—	1,679	4,694	6,373	(125)	2019
Warehouse	Minneapolis, MN	(D)	4,010	10,777	—	54	4,010	10,831	14,841	(272)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Blaine, MN	(D)	4,514	3,456	—	—	4,514	3,456	7,970	(110)	2019
Warehouse	Blaine, MN	(D)	2,378	2,723	—	—	2,378	2,723	5,101	(77)	2019
Warehouse	Fridley, MN	(D)	2,043	5,005	—	—	2,043	5,005	7,048	(146)	2019
Warehouse	Burnsville, MN	(D)	1,729	3,780	—	—	1,729	3,780	5,509	(107)	2019
Warehouse	Burnsville, MN	(D)	1,935	6,614	—	—	1,935	6,614	8,549	(176)	2019
Warehouse	Eagan, MN	(D)	1,942	7,544	—	36	1,942	7,580	9,522	(168)	2019
Warehouse	Burnsville, MN	(D)	1,094	3,017	—	—	1,094	3,017	4,111	(80)	2019
Warehouse	Burnsville, MN	(D)	1,196	2,762	—	—	1,196	2,762	3,958	(83)	2019
Warehouse	Eagan, MN	(D)	1,302	4,099	—	—	1,302	4,099	5,401	(117)	2019
Warehouse	Eagan, MN	(D)	2,296	7,344	—	19	2,296	7,363	9,659	(197)	2019
Warehouse	Eagan, MN	(D)	2,121	4,488	—	6	2,121	4,494	6,615	(122)	2019
Warehouse	Eagan, MN	(D)	1,558	5,259	—	—	1,558	5,259	6,817	(139)	2019
Warehouse	Groveport, OH	(E)	4,606	43,877	—	203	4,606	44,080	48,686	(2,773)	2018
Warehouse	Plainfield, IN	(E)	4,956	30,461	—	203	4,956	30,664	35,620	(1,708)	2018
Warehouse	Addison, IL	(E)	6,603	32,142	—	615	6,603	32,757	39,360	(1,979)	2018
Warehouse	Crest Hill, IL	(E)	5,957	32,388	—	2,394	5,957	34,782	40,739	(2,069)	2018
Warehouse	Landover, MD	(E)	9,479	24,030	—	1,227	9,479	25,257	34,736	(1,474)	2018
Warehouse	Northlake, TX	(E)	3,898	34,109	—	203	3,898	34,312	38,210	(1,935)	2018
Warehouse	Glen Rock, PA	(E)	6,792	28,003	—	—	6,792	28,003	34,795	(1,917)	2018
Warehouse	Niles, IL	(E)	11,223	16,678	—	—	11,223	16,678	27,901	(988)	2018
Warehouse	Davenport, FL	(E)	3,126	22,481	—	78	3,126	22,559	25,685	(1,446)	2018
Warehouse	Clayton, FL	(E)	—	—	—	—	—	—	—	—	2018
Warehouse	Englewood, CO	(E)	7,097	17,420	—	—	7,097	17,420	24,517	(1,195)	2018
Warehouse	Englewood, CO	(E)	6,948	17,281	—	1	6,948	17,282	24,230	(1,182)	2018
Warehouse	Greenwood, IN	(E)	2,174	21,869	—	42	2,174	21,911	24,085	(1,385)	2018
Warehouse	Hodgkins, IL	(E)	7,040	21,744	—	—	7,040	21,744	28,784	(1,152)	2018
Warehouse	Lithia Springs, GA	(E)	5,594	18,685	—	27	5,594	18,712	24,306	(1,142)	2018
Warehouse	Englewood, CO	(E)	6,282	15,371	—	95	6,282	15,466	21,748	(1,012)	2018
Warehouse	Ontario, CA	(E)	5,766	16,688	—	112	5,766	16,800	22,566	(955)	2018
Warehouse	Puyallup, WA	(E)	3,611	18,207	—	—	3,611	18,207	21,818	(987)	2018
Warehouse	Carson, CA	(E)	15,959	7,447	—	—	15,959	7,447	23,406	(475)	2018
Warehouse	Naperville, IL	(E)	4,125	17,768	—	—	4,125	17,768	21,893	(1,144)	2018
Warehouse	Coppell, TX	(E)	1,841	14,694	—	1,829	1,841	16,523	18,364	(1,571)	2018
Warehouse	Austell, GA	(E)	2,598	17,964	—	505	2,598	18,469	21,067	(1,029)	2018
Warehouse	Winchester, VA	(E)	3,347	17,763	—	140	3,347	17,903	21,250	(992)	2018
Warehouse	Hatfield, PA	(E)	2,431	16,102	—	150	2,431	16,252	18,683	(895)	2018
Warehouse	Lebanon, IN	(E)	2,273	18,491	—	1,198	2,273	19,689	21,962	(1,109)	2018
Warehouse	Rancho Cucamonga, CA	(E)	4,962	13,018	—	54	4,962	13,072	18,034	(756)	2018
Warehouse	San Bernardino, CA	(E)	7,363	10,063	—	—	7,363	10,063	17,426	(577)	2018
Warehouse	Mahwah, NJ	(E)	3,672	11,139	—	—	3,672	11,139	14,811	(667)	2018
Warehouse	Irving, TX	(E)	3,858	14,623	—	23	3,858	14,646	18,504	(858)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Somerset, NJ	(E)	11,100	5,044	—	—	11,100	5,044	16,144	(641)	2018
Warehouse	Tampa, FL	(E)	2,558	18,601	—	—	2,558	18,601	21,159	(1,022)	2018
Warehouse	Houston, TX	(E)	1,918	14,391	—	414	1,918	14,805	16,723	(900)	2018
Warehouse	Logan Township, NJ	(E)	3,713	13,206	—	—	3,713	13,206	16,919	(937)	2018
Warehouse	Groveport, OH	(E)	2,455	14,574	—	1,326	2,455	15,900	18,355	(946)	2018
Warehouse	Sunrise, FL	(E)	6,916	10,491	—	946	6,916	11,437	18,353	(681)	2018
Warehouse	Mahwah, NJ	(E)	3,647	11,882	—	—	3,647	11,882	15,529	(682)	2018
Warehouse	Winchester, VA	(E)	1,830	15,296	—	—	1,830	15,296	17,126	(944)	2018
Warehouse	Fairburn, GA	(E)	1,034	15,747	—	—	1,034	15,747	16,781	(1,061)	2018
Warehouse	West Chicago, IL	(E)	3,055	12,863	—	303	3,055	13,166	16,221	(800)	2018
Warehouse	Rialto, CA	(E)	4,538	10,073	—	—	4,538	10,073	14,611	(591)	2018
Warehouse	Grand Prairie, TX	(E)	2,915	13,886	—	1,496	2,915	15,382	18,297	(734)	2018
Warehouse	Mahwah, NJ	(E)	4,226	9,939	—	—	4,226	9,939	14,165	(737)	2018
Warehouse	Tampa, FL	(E)	3,171	11,017	—	—	3,171	11,017	14,188	(624)	2018
Warehouse	Grand Prairie, TX	(E)	2,868	12,244	—	—	2,868	12,244	15,112	(713)	2018
Warehouse	Irving, TX	(E)	2,663	7,457	—	13	2,663	7,470	10,133	(465)	2018
Warehouse	Fort Worth, TX	(E)	1,744	11,298	—	—	1,744	11,298	13,042	(673)	2018
Warehouse	West Chicago, IL	(E)	3,091	6,985	—	558	3,091	7,543	10,634	(635)	2018
Warehouse	Alsip, IL	(E)	3,375	10,713	—	774	3,375	11,487	14,862	(664)	2018
Warehouse	Plano, TX	(E)	1,640	10,542	—	—	1,640	10,542	12,182	(623)	2018
Warehouse	Mahwah, NJ	(E)	4,357	8,369	—	—	4,357	8,369	12,726	(634)	2018
Warehouse	Elkridge, MD	(E)	2,165	9,448	—	263	2,165	9,711	11,876	(539)	2018
Warehouse	Naperville, IL	(E)	2,959	8,247	—	374	2,959	8,621	11,580	(703)	2018
Warehouse	Chicago, IL	(E)	1,292	9,416	—	—	1,292	9,416	10,708	(533)	2018
Warehouse	Simi Valley, CA	(E)	3,450	7,390	—	487	3,450	7,877	11,327	(489)	2018
Warehouse	West Chicago, IL	(E)	2,631	6,142	—	—	2,631	6,142	8,773	(457)	2018
Warehouse	Dallas, TX	(E)	2,874	8,296	—	—	2,874	8,296	11,170	(587)	2018
Warehouse	Arlington Heights, IL	(E)	1,957	8,373	—	100	1,957	8,473	10,430	(455)	2018
Warehouse	Tacoma, WA	(E)	2,380	10,368	—	—	2,380	10,368	12,748	(611)	2018
Warehouse	Elkridge, MD	(E)	1,873	9,918	—	246	1,873	10,164	12,037	(749)	2018
Warehouse	Oakland, NJ	(E)	1,725	8,336	—	—	1,725	8,336	10,061	(491)	2018
Warehouse	Aurora, CO	(E)	2,185	8,706	—	14	2,185	8,720	10,905	(582)	2018
Warehouse	Devens, MA	(E)	2,520	8,604	—	—	2,520	8,604	11,124	(654)	2018
Warehouse	St. Charles, IL	(E)	2,255	7,559	—	—	2,255	7,559	9,814	(581)	2018
Warehouse	Exton, PA	(E)	2,946	7,647	—	—	2,946	7,647	10,593	(549)	2018
Warehouse	Carrollton, TX	(E)	1,382	9,429	—	—	1,382	9,429	10,811	(569)	2018
Warehouse	Denver, CO	(E)	2,212	9,525	—	69	2,212	9,594	11,806	(572)	2018
Warehouse	Phoenix, AZ	(E)	3,406	7,520	—	68	3,406	7,588	10,994	(540)	2018
Warehouse	Landover, MD	(E)	2,848	6,215	—	106	2,848	6,321	9,169	(449)	2018
Warehouse	San Bernardino, CA	(E)	5,325	6,349	—	—	5,325	6,349	11,674	(448)	2018
Warehouse	Franklin Park, IL	(E)	3,254	7,017	—	103	3,254	7,120	10,374	(400)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Landover, MD	(E)	2,790	6,526	—	81	2,790	6,607	9,397	(448)	2018
Warehouse	Houston, TX	(E)	1,207	8,299	—	812	1,207	9,111	10,318	(560)	2018
Warehouse	Charlotte, NC	(E)	1,465	9,055	—	331	1,465	9,386	10,851	(545)	2018
Warehouse	Houston, TX	(E)	1,481	8,418	—	2,308	1,481	10,726	12,207	(546)	2018
Warehouse	Farmers Branch, TX	(E)	1,328	8,774	—	—	1,328	8,774	10,102	(543)	2018
Warehouse	Batavia, IL	(E)	1,407	8,221	—	60	1,407	8,281	9,688	(610)	2018
Warehouse	Houston, TX	(E)	1,179	7,848	—	785	1,179	8,633	9,812	(468)	2018
Warehouse	Houston, TX	(E)	1,204	8,334	—	751	1,204	9,085	10,289	(540)	2018
Warehouse	Farmers Branch, TX	(E)	1,174	7,951	—	—	1,174	7,951	9,125	(539)	2018
Warehouse	Erlanger, KY	(E)	1,431	7,595	—	145	1,431	7,740	9,171	(506)	2018
Warehouse	Grand Prairie, TX	(E)	1,582	8,328	—	174	1,582	8,502	10,084	(524)	2018
Warehouse	Upper Chichester, PA	(E)	1,746	6,924	—	25	1,746	6,949	8,695	(427)	2018
Warehouse	Baltimore, MD	(E)	1,001	6,016	—	4	1,001	6,020	7,021	(411)	2018
Warehouse	Federal Way, WA	(E)	2,687	6,465	—	401	2,687	6,866	9,553	(440)	2018
Warehouse	Carrollton, TX	(E)	1,336	7,407	—	—	1,336	7,407	8,743	(434)	2018
Warehouse	San Diego, CA	(E)	3,284	6,130	—	—	3,284	6,130	9,414	(343)	2018
Warehouse	Mahwah, NJ	(E)	2,812	5,786	—	—	2,812	5,786	8,598	(420)	2018
Warehouse	Houston, TX	(E)	1,163	6,738	—	—	1,163	6,738	7,901	(432)	2018
Warehouse	Erlanger, KY	(E)	925	5,934	—	158	925	6,092	7,017	(407)	2018
Warehouse	Baltimore, MD	(E)	1,259	6,430	—	—	1,259	6,430	7,689	(423)	2018
Warehouse	Auburn, WA	(E)	1,991	6,873	—	—	1,991	6,873	8,864	(391)	2018
Warehouse	Largo, FL	(E)	2,052	5,554	—	—	2,052	5,554	7,606	(398)	2018
Warehouse	Mechanicsburg, PA	(E)	1,257	5,981	—	—	1,257	5,981	7,238	(390)	2018
Warehouse	Annapolis Junction, MD	(E)	1,227	5,022	—	1,141	1,227	6,163	7,390	(523)	2018
Warehouse	San Bernardino, CA	(E)	2,023	5,767	—	—	2,023	5,767	7,790	(355)	2018
Warehouse	Frederick, MD	(E)	1,008	5,549	—	—	1,008	5,549	6,557	(310)	2018
Warehouse	Elk Grove Village, IL	(E)	3,150	3,193	—	10	3,150	3,203	6,353	(223)	2018
Warehouse	Sanford, FL	(E)	1,137	5,628	—	—	1,137	5,628	6,765	(349)	2018
Warehouse	Erlanger, KY	(E)	855	5,671	—	80	855	5,751	6,606	(354)	2018
Warehouse	Carrollton, TX	(E)	956	5,467	—	—	956	5,467	6,423	(389)	2018
Warehouse	Aurora, CO	(E)	1,116	5,455	—	—	1,116	5,455	6,571	(357)	2018
Warehouse	Coppell, TX	(E)	799	4,848	—	1,800	799	6,648	7,447	(498)	2018
Warehouse	Lakewood, WA	(E)	618	6,264	—	—	618	6,264	6,882	(362)	2018
Warehouse	Wood Dale, IL	(E)	2,460	3,404	—	—	2,460	3,404	5,864	(214)	2018
Warehouse	Addison, TX	(E)	928	5,880	—	—	928	5,880	6,808	(413)	2018
Warehouse	Gurnee, IL	(E)	954	4,418	—	449	954	4,867	5,821	(301)	2018
Warehouse	Aurora, CO	(E)	1,135	4,788	—	—	1,135	4,788	5,923	(302)	2018
Warehouse	Sanford, FL	(E)	893	5,053	—	—	893	5,053	5,946	(325)	2018
Warehouse	Baltimore, MD	(E)	905	4,454	—	334	905	4,788	5,693	(339)	2018
Warehouse	Dallas, TX	(E)	1,432	4,942	—	—	1,432	4,942	6,374	(376)	2018
Warehouse	Wood Dale, IL	(E)	2,312	3,814	—	—	2,312	3,814	6,126	(242)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Baltimore, MD	(E)	957	4,398	—	48	957	4,446	5,403	(360)	2018
Warehouse	Simi Valley, CA	(E)	1,558	4,273	—	—	1,558	4,273	5,831	(259)	2018
Warehouse	Baltimore, MD	(E)	913	3,281	—	—	913	3,281	4,194	(240)	2018
Warehouse	Erlanger, KY	(E)	798	4,821	—	23	798	4,844	5,642	(295)	2018
Warehouse	San Bernardino, CA	(E)	1,686	3,826	—	90	1,686	3,916	5,602	(248)	2018
Warehouse	Erlanger, KY	(E)	628	5,117	—	143	628	5,260	5,888	(330)	2018
Warehouse	Houston, TX	(E)	1,022	3,917	—	34	1,022	3,951	4,973	(262)	2018
Warehouse	Grand Prairie, TX	(E)	1,606	3,708	—	118	1,606	3,826	5,432	(276)	2018
Warehouse	Fort Lauderdale, FL	(E)	1,347	3,889	—	98	1,347	3,987	5,334	(230)	2018
Warehouse	Garland, TX	(E)	907	4,097	—	—	907	4,097	5,004	(267)	2018
Warehouse	Houston, TX	(E)	1,045	3,795	—	—	1,045	3,795	4,840	(228)	2018
Warehouse	Rosedale, MD	(E)	1,214	3,140	—	12	1,214	3,152	4,366	(206)	2018
Warehouse	Itasca, IL	(E)	981	3,751	—	—	981	3,751	4,732	(226)	2018
Warehouse	Clearwater, FL	(E)	1,357	3,355	—	—	1,357	3,355	4,712	(209)	2018
Warehouse	Tampa, FL	(E)	787	3,584	—	—	787	3,584	4,371	(252)	2018
Warehouse	San Diego, CA	(E)	1,749	3,260	—	325	1,749	3,585	5,334	(212)	2018
Warehouse	Elk Grove Village, IL	(E)	1,696	2,831	—	—	1,696	2,831	4,527	(190)	2018
Warehouse	Wood Dale, IL	(E)	1,796	2,784	—	125	1,796	2,909	4,705	(202)	2018
Warehouse	Fort Worth, TX	(E)	691	4,545	—	—	691	4,545	5,236	(333)	2018
Warehouse	Suwanee, GA	(E)	305	4,057	—	255	305	4,312	4,617	(262)	2018
Warehouse	Baltimore, MD	(E)	705	2,828	—	80	705	2,908	3,613	(197)	2018
Warehouse	West Chicago, IL	(E)	1,308	2,906	—	—	1,308	2,906	4,214	(241)	2018
Warehouse	San Bernardino, CA	(E)	1,513	2,665	—	179	1,513	2,844	4,357	(186)	2018
Warehouse	West Chester, PA	(E)	769	2,626	—	—	769	2,626	3,395	(163)	2018
Warehouse	Suwanee, GA	(E)	271	3,484	—	—	271	3,484	3,755	(206)	2018
Warehouse	Frederick, MD	(E)	593	3,222	—	32	593	3,254	3,847	(213)	2018
Warehouse	Frederick, MD	(E)	425	2,522	—	584	425	3,106	3,531	(232)	2018
Warehouse	Frederick, MD	(E)	441	2,526	—	85	441	2,611	3,052	(160)	2018
Warehouse	Dallas, TX	(E)	903	2,774	—	—	903	2,774	3,677	(179)	2018
Warehouse	Dallas, TX	(E)	757	2,352	—	—	757	2,352	3,109	(153)	2018
Warehouse	Simi Valley, CA	(E)	813	2,740	—	14	813	2,754	3,567	(164)	2018
Warehouse	Erlanger, KY	(E)	278	2,001	—	47	278	2,048	2,326	(126)	2018
Warehouse	West Chicago, IL	(E)	719	2,247	—	—	719	2,247	2,966	(150)	2018
Warehouse	Dallas, TX	(E)	800	2,484	—	24	800	2,508	3,308	(161)	2018
Warehouse	Erlanger, KY	(E)	323	2,586	—	22	323	2,608	2,931	(166)	2018
Warehouse	Jacksonville, FL	(B)	3,056	20,161	—	44	3,056	20,205	23,261	(1,201)	2017
Warehouse	Jonesboro, GA	(B)	2,804	14,537	—	—	2,804	14,537	17,341	(1,111)	2017
Warehouse	La Vergne, TN	(B)	3,574	16,037	—	210	3,574	16,247	19,821	(1,264)	2017
Warehouse	Jacksonville, FL	(B)	2,261	15,933	—	—	2,261	15,933	18,194	(1,058)	2017
Warehouse	Jacksonville, FL	(B)	3,291	22,985	—	29	3,291	23,014	26,305	(1,559)	2017
Warehouse	Aurora, IL	(B)	17,424	43,812	—	—	17,424	43,812	61,236	(3,071)	2018
Warehouse	Aurora, IL	(B)	8,455	34,026	—	—	8,455	34,026	42,481	(2,169)	2018
Warehouse	Aurora, IL	(B)	10,116	23,150	—	—	10,116	23,150	33,266	(1,793)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Hebron, KY	(F)	1,551	10,318	—	—	1,551	10,318	11,869	(112)	2019
Warehouse	Hebron, KY	(F)	1,106	4,903	—	—	1,106	4,903	6,009	(62)	2019
Warehouse	Hebron, KY	(F)	2,056	7,744	—	—	2,056	7,744	9,800	(159)	2019
Warehouse	Hebron, KY	(F)	1,181	9,455	—	—	1,181	9,455	10,636	(137)	2019
Warehouse	Cincinnati, OH	(F)	2,937	27,172	—	—	2,937	27,172	30,109	(292)	2019
Warehouse	Cincinnati, OH	(F)	1,114	8,004	—	—	1,114	8,004	9,118	(89)	2019
Warehouse	West Chester, OH	(F)	947	5,888	—	—	947	5,888	6,835	(76)	2019
Warehouse	West Chester, OH	(F)	812	3,623	—	38	812	3,661	4,473	(50)	2019
Warehouse	Grove City, OH	(F)	1,532	14,716	—	—	1,532	14,716	16,248	(176)	2019
Warehouse	Grove City, OH	(F)	1,364	10,919	—	—	1,364	10,919	12,283	(168)	2019
Warehouse	Grove City, OH	(F)	1,501	11,155	—	—	1,501	11,155	12,656	(164)	2019
Warehouse	Indianapolis, IN	(F)	1,775	5,410	—	—	1,775	5,410	7,185	(101)	2019
Warehouse	Indianapolis, IN	(F)	2,828	10,418	—	—	2,828	10,418	13,246	(176)	2019
Warehouse	Indianapolis, IN	(F)	3,613	15,816	—	—	3,613	15,816	19,429	(247)	2019
Warehouse	Indianapolis, IN	(F)	1,904	5,350	—	—	1,904	5,350	7,254	(70)	2019
Warehouse	Indianapolis, IN	(F)	1,248	3,266	—	—	1,248	3,266	4,514	(57)	2019
Warehouse	Indianapolis, IN	(F)	5,841	15,477	—	—	5,841	15,477	21,318	(386)	2019
Warehouse	Indianapolis, IN	(F)	1,244	4,790	—	—	1,244	4,790	6,034	(137)	2019
Warehouse	Stone Mountain, GA	(G)	2,536	2,732	—	—	2,536	2,732	5,268	(107)	2019
Warehouse	Stone Mountain, GA	(G)	2,520	2,000	—	—	2,520	2,000	4,520	(89)	2019
Warehouse	Stone Mountain, GA	(G)	2,559	1,748	—	—	2,559	1,748	4,307	(49)	2019
Warehouse	Stone Mountain, GA	(G)	4,677	4,419	—	—	4,677	4,419	9,096	(127)	2019
Warehouse	Stone Mountain, GA	(G)	1,647	2,234	—	—	1,647	2,234	3,881	(81)	2019
Warehouse	Stone Mountain, GA	(G)	2,590	3,873	—	—	2,590	3,873	6,463	(95)	2019
Warehouse	Stone Mountain, GA	(G)	867	1,173	—	—	867	1,173	2,040	(31)	2019
Warehouse	Stone Mountain, GA	(G)	927	1,182	—	—	927	1,182	2,109	(37)	2019
Warehouse	Stone Mountain, GA	(G)	890	940	—	—	890	940	1,830	(26)	2019
Warehouse	Stone Mountain, GA	(G)	2,411	4,065	—	19	2,411	4,084	6,495	(108)	2019
Warehouse	Stone Mountain, GA	(G)	992	1,846	—	—	992	1,846	2,838	(49)	2019
Warehouse	Stone Mountain, GA	(G)	419	696	—	—	419	696	1,115	(18)	2019
Warehouse	Stone Mountain, GA	(G)	222	328	—	—	222	328	550	(10)	2019
Warehouse	Stone Mountain, GA	(G)	907	1,717	—	—	907	1,717	2,624	(43)	2019
Warehouse	Stone Mountain, GA	(G)	957	1,757	—	—	957	1,757	2,714	(45)	2019
Warehouse	Stone Mountain, GA	(G)	3,334	7,998	—	—	3,334	7,998	11,332	(182)	2019
Warehouse	Stone Mountain, GA	(G)	5,039	8,078	—	—	5,039	8,078	13,117	(211)	2019
Warehouse	Stone Mountain, GA	(G)	321	508	—	—	321	508	829	(15)	2019
Warehouse	Stone Mountain, GA	(G)	344	437	—	—	344	437	781	(11)	2019
Warehouse	Stone Mountain, GA	(G)	1,338	2,950	—	—	1,338	2,950	4,288	(73)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Stone Mountain, GA	(G)	693	1,662	—	—	693	1,662	2,355	(49)	2019
Warehouse	Stone Mountain, GA	(G)	1,283	2,760	—	—	1,283	2,760	4,043	(88)	2019
Warehouse	Stone Mountain, GA	(G)	679	1,168	—	—	679	1,168	1,847	(23)	2019
Warehouse	Stone Mountain, GA	(G)	501	942	—	—	501	942	1,443	(24)	2019
Warehouse	Stone Mountain, GA	(G)	899	2,208	—	—	899	2,208	3,107	(51)	2019
Warehouse	Stone Mountain, GA	(G)	519	1,059	—	—	519	1,059	1,578	(21)	2019
Warehouse	Stone Mountain, GA	(G)	670	1,157	—	—	670	1,157	1,827	(33)	2019
Warehouse	Stone Mountain, GA	(G)	482	811	—	—	482	811	1,293	(19)	2019
Warehouse	Stone Mountain, GA	(G)	1,046	2,271	—	—	1,046	2,271	3,317	(53)	2019
Warehouse	Stone Mountain, GA	(G)	1,455	3,673	—	—	1,455	3,673	5,128	(110)	2019
Warehouse	Stone Mountain, GA	(G)	1,678	4,341	—	—	1,678	4,341	6,019	(172)	2019
Warehouse	Stone Mountain, GA	(G)	205	338	—	—	205	338	543	(12)	2019
Warehouse	Stone Mountain, GA	(G)	420	1,356	—	—	420	1,356	1,776	(31)	2019
Warehouse	Stone Mountain, GA	(G)	418	464	—	—	418	464	882	(15)	2019
Warehouse	Stone Mountain, GA	(G)	760	627	—	—	760	627	1,387	(22)	2019
Warehouse	Stone Mountain, GA	(G)	2,083	4,557	—	—	2,083	4,557	6,640	(101)	2019
Warehouse	Stone Mountain, GA	(G)	620	562	—	—	620	562	1,182	(18)	2019
Warehouse	Tucker, GA	(G)	797	700	—	—	797	700	1,497	(18)	2019
Warehouse	Tucker, GA	(G)	625	935	—	—	625	935	1,560	(23)	2019
Warehouse	Tucker, GA	(G)	1,382	3,591	—	—	1,382	3,591	4,973	(102)	2019
Warehouse	Tucker, GA	(G)	1,781	2,845	—	—	1,781	2,845	4,626	(74)	2019
Warehouse	Tucker, GA	(G)	1,814	3,280	—	—	1,814	3,280	5,094	(82)	2019
Warehouse	Tucker, GA	(G)	1,940	3,395	—	15	1,940	3,410	5,350	(89)	2019
Warehouse	Tucker, GA	(G)	2,478	525	—	—	2,478	525	3,003	(32)	2019
Warehouse	Tucker, GA	(G)	515	276	—	—	515	276	791	(10)	2019
Warehouse	Tucker, GA	(G)	385	384	—	—	385	384	769	(11)	2019
Warehouse	Tucker, GA	(G)	1,940	4,198	—	—	1,940	4,198	6,138	(97)	2019
Warehouse	Tucker, GA	(G)	1,017	1,047	—	—	1,017	1,047	2,064	(32)	2019
Warehouse	Tucker, GA	(G)	1,597	2,995	—	—	1,597	2,995	4,592	(77)	2019
Warehouse	Tucker, GA	(G)	309	354	—	—	309	354	663	(13)	2019
Warehouse	Tucker, GA	(G)	473	1,049	—	—	473	1,049	1,522	(26)	2019
Warehouse	Tucker, GA	(G)	536	642	—	—	536	642	1,178	(16)	2019
Warehouse	Tucker, GA	(G)	2,382	4,121	—	—	2,382	4,121	6,503	(99)	2019
Warehouse	Tucker, GA	(G)	2,518	2,731	—	—	2,518	2,731	5,249	(74)	2019
Warehouse	Tucker, GA	(G)	296	469	—	—	296	469	765	(12)	2019
Warehouse	Tucker, GA	(G)	391	724	—	—	391	724	1,115	(20)	2019
Warehouse	Tucker, GA	(G)	478	834	—	—	478	834	1,312	(16)	2019
Warehouse	Tucker, GA	(G)	731	377	—	—	731	377	1,108	(13)	2019
Warehouse	Tucker, GA	(G)	817	1,270	—	—	817	1,270	2,087	(37)	2019
Warehouse	Tucker, GA	(G)	324	225	—	—	324	225	549	(10)	2019
Warehouse	Tucker, GA	(G)	973	1,844	—	—	973	1,844	2,817	(48)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Denver, CO	(D)	1,141	6,265	—	—	1,141	6,265	7,406	(63)	2019
Warehouse	Denver, CO	(D)	1,200	6,624	—	—	1,200	6,624	7,824	(68)	2019
Warehouse	Denver, CO	(D)	2,172	14,053	—	—	2,172	14,053	16,225	(120)	2019
Warehouse	Aurora, CO	(D)	1,457	7,862	—	114	1,457	7,976	9,433	(65)	2019
Warehouse	Aurora, CO	(D)	1,288	8,523	—	—	1,288	8,523	9,811	(71)	2019
Warehouse	Aurora, CO	(D)	1,442	8,481	—	—	1,442	8,481	9,923	(74)	2019
Warehouse	Houston, TX	(D)	1,865	12,821	—	—	1,865	12,821	14,686	(125)	2019
Warehouse	Houston, TX	(D)	1,342	9,229	—	—	1,342	9,229	10,571	(99)	2019
Warehouse	Houston, TX	(D)	897	6,341	—	—	897	6,341	7,238	(62)	2019
Warehouse	Houston, TX	(D)	1,915	12,028	—	—	1,915	12,028	13,943	(107)	2019
Warehouse	Houston, TX	(D)	1,687	10,404	—	—	1,687	10,404	12,091	(98)	2019
Warehouse	Houston, TX	(D)	1,700	11,419	—	20	1,700	11,439	13,139	(121)	2019
Warehouse	Houston, TX	(D)	3,418	24,959	—	17	3,418	24,976	28,394	(241)	2019
Warehouse	Houston, TX	(D)	1,639	5,993	—	—	1,639	5,993	7,632	(64)	2019
Warehouse	San Antonio, TX	(D)	608	4,965	—	—	608	4,965	5,573	(37)	2019
Warehouse	San Antonio, TX	(D)	336	2,432	—	—	336	2,432	2,768	(24)	2019
Warehouse	San Antonio, TX	(D)	276	1,366	—	—	276	1,366	1,642	(14)	2019
Warehouse	San Antonio, TX	(D)	767	6,325	—	—	767	6,325	7,092	(66)	2019
Warehouse	San Antonio, TX	(D)	1,352	11,787	—	—	1,352	11,787	13,139	(110)	2019
Warehouse	San Antonio, TX	(D)	806	5,974	—	1	806	5,975	6,781	(72)	2019
Warehouse	San Antonio, TX	(D)	422	3,369	—	—	422	3,369	3,791	(60)	2019
Warehouse	San Antonio, TX	(D)	639	4,778	—	—	639	4,778	5,417	(50)	2019
Warehouse	San Antonio, TX	(D)	914	7,058	—	—	914	7,058	7,972	(61)	2019
Warehouse	San Antonio, TX	(D)	759	5,713	—	—	759	5,713	6,472	(80)	2019
Warehouse	Denver, CO	(D)	910	5,994	—	—	910	5,994	6,904	(51)	2019
Warehouse	Denver, CO	(D)	3,570	23,626	—	—	3,570	23,626	27,196	(195)	2019
Warehouse	Denver, CO	(D)	1,290	8,533	—	11	1,290	8,544	9,834	(75)	2019
Warehouse	Aurora, CO	(D)	2,145	14,675	—	—	2,145	14,675	16,820	(131)	2019
Warehouse	Aurora, CO	(D)	1,765	12,037	—	—	1,765	12,037	13,802	(105)	2019
Warehouse	Aurora, CO	(D)	914	6,287	—	—	914	6,287	7,201	(52)	2019
Warehouse	Aurora, CO	(D)	1,387	10,144	—	—	1,387	10,144	11,531	(85)	2019
Warehouse	Denver, CO	(D)	2,182	13,525	—	—	2,182	13,525	15,707	(247)	2019
Warehouse	Denver, CO	(D)	1,073	6,663	—	—	1,073	6,663	7,736	(120)	2019
Warehouse	Denver, CO	(D)	6,000	35,892	—	106	6,000	35,998	41,998	(500)	2019
Warehouse	Reno, NV	(D)	3,822	11,058	—	28	3,822	11,086	14,908	(177)	2019
Warehouse	Reno, NV	(D)	1,884	6,848	—	—	1,884	6,848	8,732	(176)	2019
Warehouse	Reno, NV	(D)	1,900	6,911	—	—	1,900	6,911	8,811	(177)	2019
Warehouse	Reno, NV	(D)	1,499	4,176	—	47	1,499	4,223	5,722	(35)	2019
Warehouse	Reno, NV	(D)	1,251	2,923	—	—	1,251	2,923	4,174	(25)	2019
Warehouse	Reno, NV	(D)	631	1,546	—	—	631	1,546	2,177	(14)	2019
Warehouse	Reno, NV	(D)	1,274	2,870	—	—	1,274	2,870	4,144	(26)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Reno, NV	(D)	648	1,666	—	—	648	1,666	2,314	(14)	2019
Warehouse	Reno, NV	(D)	1,183	2,878	—	100	1,183	2,978	4,161	(70)	2019
Warehouse	Reno, NV	(D)	2,241	4,479	—	—	2,241	4,479	6,720	(37)	2019
Warehouse	Reno, NV	(D)	3,672	9,435	—	—	3,672	9,435	13,107	(215)	2019
Warehouse	Reno, NV	(D)	2,670	4,863	—	—	2,670	4,863	7,533	(130)	2019
Warehouse	Reno, NV	(D)	2,216	4,928	—	—	2,216	4,928	7,144	(104)	2019
Warehouse	Reno, NV	(D)	2,451	5,554	—	46	2,451	5,600	8,051	(112)	2019
Warehouse	Reno, NV	(D)	2,015	3,847	—	32	2,015	3,879	5,894	(79)	2019
Warehouse	Reno, NV	(D)	2,539	7,015	—	—	2,539	7,015	9,554	(61)	2019
Warehouse	Reno, NV	(D)	2,895	5,674	—	—	2,895	5,674	8,569	(54)	2019
Warehouse	Reno, NV	(D)	2,007	2,003	—	—	2,007	2,003	4,010	(20)	2019
Warehouse	Reno, NV	(D)	2,939	6,071	—	13	2,939	6,084	9,023	(56)	2019
Warehouse	Reno, NV	(D)	3,457	8,168	—	—	3,457	8,168	11,625	(153)	2019
Warehouse	Reno, NV	(D)	2,980	7,056	—	—	2,980	7,056	10,036	(122)	2019
Warehouse	Reno, NV	(D)	2,947	7,001	—	—	2,947	7,001	9,948	(121)	2019
Warehouse	Reno, NV	(D)	2,263	2,591	—	18	2,263	2,609	4,872	(24)	2019
Warehouse	San Antonio, TX	(D)	344	3,189	—	42	344	3,231	3,575	(29)	2019
Warehouse	San Antonio, TX	(D)	407	3,706	—	—	407	3,706	4,113	(35)	2019
Warehouse	San Antonio, TX	(D)	238	2,509	—	—	238	2,509	2,747	(21)	2019
Warehouse	San Antonio, TX	(D)	512	4,670	—	—	512	4,670	5,182	(79)	2019
Warehouse	San Antonio, TX	(D)	169	1,710	—	—	169	1,710	1,879	(16)	2019
Warehouse	San Antonio, TX	(D)	212	1,504	—	—	212	1,504	1,716	(14)	2019
Warehouse	San Antonio, TX	(D)	467	2,517	—	21	467	2,538	3,005	(26)	2019
Warehouse	El Paso, TX	(D)	1,153	4,579	—	—	1,153	4,579	5,732	(38)	2019
Warehouse	El Paso, TX	(D)	1,849	5,877	—	325	1,849	6,202	8,051	(183)	2019
Warehouse	El Paso, TX	(D)	590	5,240	—	—	590	5,240	5,830	(126)	2019
Warehouse	El Paso, TX	(D)	926	8,160	—	—	926	8,160	9,086	(199)	2019
Warehouse	El Paso, TX	(D)	539	4,767	—	—	539	4,767	5,306	(110)	2019
Warehouse	El Paso, TX	(D)	674	5,957	—	—	674	5,957	6,631	(142)	2019
Warehouse	El Paso, TX	(D)	758	6,794	—	—	758	6,794	7,552	(161)	2019
Warehouse	El Paso, TX	(D)	975	8,462	—	—	975	8,462	9,437	(74)	2019
Warehouse	El Paso, TX	(D)	424	3,718	—	—	424	3,718	4,142	(33)	2019
Warehouse	El Paso, TX	(D)	533	4,632	—	—	533	4,632	5,165	(39)	2019
Warehouse	El Paso, TX	(D)	1,270	7,997	—	72	1,270	8,069	9,339	(74)	2019
Warehouse	El Paso, TX	(D)	828	6,543	—	—	828	6,543	7,371	(122)	2019
Warehouse	Grand Prairie, TX	(D)	1,840	9,890	—	56	1,840	9,946	11,786	(118)	2019
Warehouse	Arlington, TX	(D)	603	3,171	—	64	603	3,235	3,838	(29)	2019
Warehouse	Arlington, TX	(D)	1,139	7,141	—	—	1,139	7,141	8,280	(59)	2019
Warehouse	Arlington, TX	(D)	1,054	6,454	—	—	1,054	6,454	7,508	(63)	2019
Warehouse	Arlington, TX	(D)	1,230	7,085	—	35	1,230	7,120	8,350	(60)	2019
Warehouse	Arlington, TX	(D)	617	3,469	—	—	617	3,469	4,086	(35)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Arlington, TX	(D)	624	3,417	—	29	624	3,446	4,070	(38)	2019
Warehouse	Grand Prairie, TX	(D)	353	2,529	—	—	353	2,529	2,882	(28)	2019
Warehouse	Grand Prairie, TX	(D)	339	2,560	—	14	339	2,574	2,913	(30)	2019
Warehouse	Dallas, TX	(D)	1,204	6,060	—	77	1,204	6,137	7,341	(59)	2019
Warehouse	Fort Worth, TX	(D)	3,455	26,591	—	—	3,455	26,591	30,046	(224)	2019
Warehouse	Fort Worth, TX	(D)	1,936	12,303	—	—	1,936	12,303	14,239	(109)	2019
Warehouse	Fort Worth, TX	(D)	5,181	39,971	—	299	5,181	40,270	45,451	(314)	2019
Warehouse	Fort Worth, TX	(D)	5,074	37,098	—	—	5,074	37,098	42,172	(328)	2019
Warehouse	Irving, TX	(H)	875	31,181	—	—	875	31,181	32,056	(393)	2019
Warehouse	Irving, TX	(H)	517	18,989	—	—	517	18,989	19,506	(214)	2019
Warehouse	Hanover, MD	(H)	4,767	27,566	—	—	4,767	27,566	32,333	(236)	2019
Warehouse	Frederick, MD	(H)	5,371	12,508	—	22	5,371	12,530	17,901	(207)	2019
Warehouse	Frederick, MD	(H)	5,816	15,008	—	—	5,816	15,008	20,824	(245)	2019
Warehouse	Frederick, MD	(H)	6,983	4,464	—	13	6,983	4,477	11,460	(116)	2019
Warehouse	Alexandria, VA	(H)	4,432	17,495	—	18	4,432	17,513	21,945	(380)	2019
Warehouse	Lockbourne, OH	(H)	7,278	73,541	—	—	7,278	73,541	80,819	(724)	2019
Warehouse	Lenexa, KS	(H)	1,020	7,713	—	92	1,020	7,805	8,825	(125)	2019
Warehouse	Florence, KY	(H)	1,378	8,574	—	—	1,378	8,574	9,952	(73)	2019
Warehouse	Florence, GA	(H)	464	2,737	—	314	464	3,051	3,515	(25)	2019
Warehouse	Florence, GA	(H)	1,186	6,896	—	—	1,186	6,896	8,082	(81)	2019
Warehouse	New Hope, MN	(H)	2,022	6,249	—	—	2,022	6,249	8,271	(68)	2019
Warehouse	New Hope, MN	(H)	1,880	6,080	—	—	1,880	6,080	7,960	(61)	2019
Warehouse	Eden Prairie, MN	(H)	1,377	7,171	—	—	1,377	7,171	8,548	(93)	2019
Warehouse	Glenn Dale, MD	(H)	7,614	5,510	—	126	7,614	5,636	13,250	(66)	2019
Warehouse	Ashland, VA	(H)	566	7,345	—	—	566	7,345	7,911	(177)	2019
Warehouse	Ashland, VA	(H)	579	7,321	—	515	579	7,836	8,415	(117)	2019
Warehouse	Chester, VA	(H)	1,504	10,823	—	—	1,504	10,823	12,327	(166)	2019
Warehouse	Chester, VA	(H)	1,594	12,734	—	—	1,594	12,734	14,328	(221)	2019
Warehouse	Chester, VA	(H)	1,732	11,642	—	5	1,732	11,647	13,379	(156)	2019
Warehouse	Chester, VA	(H)	862	3,711	—	—	862	3,711	4,573	(61)	2019
Warehouse	Chester, VA	(H)	1,159	13,316	—	—	1,159	13,316	14,475	(215)	2019
Warehouse	Chester, VA	(H)	1,072	12,311	—	—	1,072	12,311	13,383	(199)	2019
Warehouse	Chesapeake, VA	(H)	3,434	19,890	—	123	3,434	20,013	23,447	(200)	2019
Warehouse	Chesapeake, VA	(H)	1,099	8,819	—	—	1,099	8,819	9,918	(102)	2019
Warehouse	Chesapeake, VA	(H)	2,107	8,957	—	76	2,107	9,033	11,140	(82)	2019
Warehouse	Chesapeake, VA	(H)	1,886	15,959	—	72	1,886	16,031	17,917	(280)	2019
Warehouse	Chesapeake, VA	(H)	2,377	16,613	—	—	2,377	16,613	18,990	(157)	2019
Warehouse	Chesapeake, VA	(H)	1,123	6,407	—	—	1,123	6,407	7,530	(99)	2019
Warehouse	Hampton, VA	(H)	4,125	20,294	—	—	4,125	20,294	24,419	(411)	2019
Warehouse	Hampton, VA	(H)	2,592	7,121	—	31	2,592	7,152	9,744	(158)	2019
Warehouse	Hampton, VA	(H)	1,412	5,441	—	81	1,412	5,522	6,934	(122)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Marietta, GA	(H)	1,306	8,488	—	—	1,306	8,488	9,794	(67)	2019
Warehouse	Marietta, GA	(H)	1,040	6,779	—	—	1,040	6,779	7,819	(54)	2019
Warehouse	Lawrenceville, GA	(H)	769	4,744	—	—	769	4,744	5,513	(38)	2019
Warehouse	Lawrenceville, GA	(H)	781	4,931	—	—	781	4,931	5,712	(39)	2019
Warehouse	Orlando, FL	(H)	3,146	19,718	—	189	3,146	19,907	23,053	(158)	2019
Warehouse	Orlando, FL	(H)	1,900	11,958	—	—	1,900	11,958	13,858	(95)	2019
Warehouse	Orlando, FL	(H)	2,943	18,634	—	159	2,943	18,793	21,736	(159)	2019
Warehouse	Orlando, FL	(H)	901	5,676	—	—	901	5,676	6,577	(46)	2019
Warehouse	Tampa, FL	(H)	2,811	15,921	—	—	2,811	15,921	18,732	(128)	2019
Warehouse	Atlanta, GA	(H)	1,619	17,944	—	—	1,619	17,944	19,563	(296)	2019
Warehouse	McDonough, GA	(H)	3,897	50,607	—	—	3,897	50,607	54,504	(621)	2019
Warehouse	Suwanee, GA	(H)	1,191	6,529	—	—	1,191	6,529	7,720	(84)	2019
Warehouse	Kennesaw, GA	(H)	784	7,102	—	—	784	7,102	7,886	(125)	2019
Warehouse	Kennesaw, GA	(H)	662	6,002	—	—	662	6,002	6,664	(106)	2019
Warehouse	Lakeland, FL	(H)	1,573	16,074	—	—	1,573	16,074	17,647	(374)	2019
Warehouse	Lakeland, FL	(H)	760	9,465	—	28	760	9,493	10,253	(219)	2019
Warehouse	McDonough, GA	(H)	6,583	92,969	—	—	6,583	92,969	99,552	(909)	2019
Warehouse	Orlando, FL	(H)	691	3,827	—	—	691	3,827	4,518	(33)	2019
Warehouse	Orlando, FL	(H)	798	3,590	—	—	798	3,590	4,388	(31)	2019
Warehouse	Orlando, FL	(H)	735	4,416	—	—	735	4,416	5,151	(36)	2019
Warehouse	Orlando, FL	(H)	864	4,212	—	—	864	4,212	5,076	(35)	2019
Warehouse	Orlando, FL	(H)	765	4,280	—	—	765	4,280	5,045	(36)	2019
Warehouse	Orlando, FL	(H)	1,211	6,371	—	56	1,211	6,427	7,638	(50)	2019
Warehouse	Orlando, FL	(H)	1,141	5,641	—	—	1,141	5,641	6,782	(48)	2019
Warehouse	Orlando, FL	(H)	1,203	6,587	—	—	1,203	6,587	7,790	(54)	2019
Warehouse	Orlando, FL	(H)	1,295	7,497	—	—	1,295	7,497	8,792	(61)	2019
Warehouse	Orlando, FL	(H)	8,897	37,911	—	1,140	8,897	39,051	47,948	(415)	2019
Warehouse	Tampa, FL	(H)	489	1,781	—	—	489	1,781	2,270	(14)	2019
Warehouse	Tampa, FL	(H)	1,534	8,500	—	—	1,534	8,500	10,034	(218)	2019
Warehouse	Tampa, FL	(H)	435	2,430	—	—	435	2,430	2,865	(61)	2019
Warehouse	Tampa, FL	(H)	825	6,061	—	—	825	6,061	6,886	(50)	2019
Warehouse	Tampa, FL	(H)	838	6,304	—	5	838	6,309	7,147	(52)	2019
Warehouse	Tampa, FL	(H)	1,234	3,861	—	—	1,234	3,861	5,095	(32)	2019
Warehouse	Tampa, FL	(H)	939	4,361	—	—	939	4,361	5,300	(34)	2019
Warehouse	Tampa, FL	(H)	949	4,995	—	—	949	4,995	5,944	(39)	2019
Warehouse	Tampa, FL	(H)	328	3,384	—	35	328	3,419	3,747	(28)	2019
Warehouse	Tampa, FL	(H)	348	3,681	—	19	348	3,700	4,048	(31)	2019
Warehouse	Lakeland, FL	(H)	1,765	18,029	—	—	1,765	18,029	19,794	(156)	2019
Warehouse	Tampa, FL	(H)	1,434	6,347	—	50	1,434	6,397	7,831	(58)	2019
Warehouse	Tampa, FL	(H)	1,755	12,076	—	—	1,755	12,076	13,831	(101)	2019
Warehouse	Tampa, FL	(H)	1,352	5,760	—	—	1,352	5,760	7,112	(48)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Tampa, FL	(H)	943	2,998	—	—	943	2,998	3,941	(24)	2019
Warehouse	Tampa, FL	(H)	1,481	6,753	—	52	1,481	6,805	8,286	(55)	2019
Warehouse	Tampa, FL	(H)	1,733	9,922	—	—	1,733	9,922	11,655	(81)	2019
Warehouse	Tampa, FL	(H)	687	5,039	—	—	687	5,039	5,726	(39)	2019
Warehouse	Tampa, FL	(H)	2,432	6,326	—	18	2,432	6,344	8,776	(112)	2019
Warehouse	Tampa, FL	(H)	603	3,593	—	9	603	3,602	4,205	(58)	2019
Warehouse	Tampa, FL	(H)	562	2,644	—	72	562	2,716	3,278	(42)	2019
Warehouse	Orlando, FL	(H)	1,893	7,633	—	—	1,893	7,633	9,526	(195)	2019
Warehouse	Orlando, FL	(H)	2,431	12,051	—	—	2,431	12,051	14,482	(258)	2019
Warehouse	Orlando, FL	(H)	1,862	8,683	—	—	1,862	8,683	10,545	(73)	2019
Warehouse	Orlando, FL	(H)	1,932	10,485	—	—	1,932	10,485	12,417	(89)	2019
Warehouse	Orlando, FL	(H)	2,281	10,943	—	—	2,281	10,943	13,224	(91)	2019
Warehouse	Orlando, FL	(H)	5,043	26,535	—	—	5,043	26,535	31,578	(628)	2019
Warehouse	Orlando, FL	(H)	3,509	22,120	—	—	3,509	22,120	25,629	(178)	2019
Warehouse	Orlando, FL	(H)	1,664	9,596	—	—	1,664	9,596	11,260	(80)	2019
Warehouse	Ball Ground, GA	(H)	2,988	2,196	—	—	2,988	2,196	5,184	(26)	2019
Warehouse	Benicia, CA	(H)	6,132	—	—	—	6,132	—	6,132	—	2019
Warehouse	Reading, PA	(H)	272	8,180	—	—	272	8,180	8,452	(140)	2019
Warehouse	Reading, PA	(H)	497	17,111	—	—	497	17,111	17,608	(291)	2019
Warehouse	The Colony, TX	(H)	11,646	—	—	1	11,646	1	11,647	—	2019
Warehouse	Chester, VA	(H)	8,072	—	—	—	8,072	—	8,072	—	2019
Warehouse	Minneapolis, MN	(H)	2,178	7,490	—	2	2,178	7,492	9,670	(83)	2019
Warehouse	Elkwood, VA	(H)	1,548	7,990	—	—	1,548	7,990	9,538	(202)	2019
Warehouse	West Chester, OH	(H)	2,009	10,872	—	—	2,009	10,872	12,881	(102)	2019
Warehouse	Harrison, OH	(H)	1,177	6,574	—	—	1,177	6,574	7,751	(72)	2019
Warehouse	Harrison, OH	(H)	1,103	1,379	—	—	1,103	1,379	2,482	(28)	2019
Warehouse	Bridgewater, NJ	(H)	12,005	37,225	—	17	12,005	37,242	49,247	(343)	2019
Warehouse	Bridgewater, NJ	(H)	1,831	4,428	—	—	1,831	4,428	6,259	(53)	2019
Warehouse	Whippany, NJ	(H)	3,416	10,264	—	148	3,416	10,412	13,828	(104)	2019
Warehouse	Joliet, IL	(H)	4,811	21,868	—	21	4,811	21,889	26,700	(241)	2019
Warehouse	Joliet, IL	(H)	6,390	29,626	—	—	6,390	29,626	36,016	(350)	2019
Warehouse	Joliet, IL	(H)	3,179	—	—	—	3,179	—	3,179	—	2019
Warehouse	Joliet, IL	(H)	630	—	—	—	630	—	630	—	2019
Warehouse	Rochelle, IL	(H)	3,648	28,007	—	127	3,648	28,134	31,782	(335)	2019
Warehouse	Romeoville, IL	(H)	921	4,659	—	—	921	4,659	5,580	(96)	2019
Warehouse	Burr Ridge, IL	(H)	2,673	8,591	—	39	2,673	8,630	11,303	(75)	2019
Warehouse	Lincolnshire, IL	(H)	1,059	4,159	—	—	1,059	4,159	5,218	(33)	2019
Warehouse	Vernon Hills, IL	(H)	2,283	10,356	—	—	2,283	10,356	12,639	(167)	2019
Warehouse	Bolingbrook, IL	(H)	3,078	12,386	—	—	3,078	12,386	15,464	(167)	2019
Warehouse	Bolingbrook, IL	(H)	2,006	11,960	—	—	2,006	11,960	13,966	(151)	2019
Warehouse	Middletown, PA	(H)	3,227	37,526	—	251	3,227	37,777	41,004	(501)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Harrisburg, PA	(H)	5,660	43,333	—	—	5,660	43,333	48,993	(357)	2019
Warehouse	Lemoyne, PA	(H)	6,979	67,439	—	—	6,979	67,439	74,418	(1,083)	2019
Warehouse	Carlisle, PA	(H)	6,851	40,448	—	—	6,851	40,448	47,299	(543)	2019
Warehouse	Carlisle, PA	(H)	6,992	36,972	—	—	6,992	36,972	43,964	(467)	2019
Warehouse	Mountain Top, PA	(H)	4,382	23,560	—	—	4,382	23,560	27,942	(443)	2019
Warehouse	Mechanicsburg, PA	(H)	1,102	9,727	—	72	1,102	9,799	10,901	(236)	2019
Warehouse	Mechanicsburg, PA	(H)	3,916	27,686	—	243	3,916	27,929	31,845	(748)	2019
Warehouse	Mechanicsburg, PA	(H)	1,431	9,601	—	10	1,431	9,611	11,042	(249)	2019
Warehouse	Independence, KY	(H)	1,892	13,243	—	—	1,892	13,243	15,135	(180)	2019
Warehouse	Fairfield, OH	(H)	1,721	9,206	—	—	1,721	9,206	10,927	(92)	2019
Warehouse	Shawnee, KS	(H)	2,179	11,911	—	169	2,179	12,080	14,259	(149)	2019
Warehouse	Hebron, OH	(H)	2,309	19,211	—	—	2,309	19,211	21,520	(486)	2019
Warehouse	Erlanger, KY	(H)	672	5,139	—	32	672	5,171	5,843	(84)	2019
Warehouse	Florence, KY	(H)	1,710	13,371	—	—	1,710	13,371	15,081	(208)	2019
Warehouse	Florence, KY	(H)	1,750	19,285	—	1,584	1,750	20,869	22,619	(445)	2019
Warehouse	Florence, KY	(H)	764	1,613	—	—	764	1,613	2,377	(34)	2019
Warehouse	Florence, KY	(H)	782	1,833	—	—	782	1,833	2,615	(38)	2019
Warehouse	Florence, KY	(H)	785	4,932	—	—	785	4,932	5,717	(122)	2019
Warehouse	Mounds View, MN	(H)	366	3,810	—	17	366	3,827	4,193	(90)	2019
Warehouse	Mounds View, MN	(H)	1,464	13,392	—	—	1,464	13,392	14,856	(376)	2019
Warehouse	Mounds View, MN	(H)	738	7,051	—	—	738	7,051	7,789	(168)	2019
Warehouse	Mounds View, MN	(H)	1,406	5,279	—	—	1,406	5,279	6,685	(46)	2019
Warehouse	Plymouth, MN	(H)	3,247	6,024	—	179	3,247	6,203	9,450	(121)	2019
Warehouse	Eagan, MN	(H)	2,716	14,630	—	—	2,716	14,630	17,346	(138)	2019
Warehouse	West Chester, OH	(H)	1,590	10,320	—	9	1,590	10,329	11,919	(266)	2019
Warehouse	West Chester, OH	(H)	1,342	8,382	—	—	1,342	8,382	9,724	(132)	2019
Warehouse	Romeoville, IL	(H)	7,625	17,104	—	1,530	7,625	18,634	26,259	(147)	2019
Warehouse	Romeoville, IL	(H)	2,358	16,127	—	—	2,358	16,127	18,485	(131)	2019
Warehouse	Coppell, TX	(L)	14,809	56,730	—	—	14,809	56,730	71,539	(543)	2019
Warehouse	DFW Airport, TX	(H)	349	12,858	—	—	349	12,858	13,207	(116)	2019
Warehouse	DFW Airport, TX	(H)	438	15,373	—	—	438	15,373	15,811	(139)	2019
Warehouse	DFW Airport,	(H)	348	12,563	—	—	348	12,563	12,911	(108)	2019
Warehouse	Dallas, TX	(G)	1,297	10,933	—	—	1,297	10,933	12,230	(81)	2019
Warehouse	Carrollton, TX	(G)	1,840	9,599	—	17	1,840	9,616	11,456	(92)	2019
Warehouse	Carrollton, TX	(G)	1,648	6,793	—	15	1,648	6,808	8,456	(59)	2019
Warehouse	Allen, KY	(G)	2,933	18,579	—	—	2,933	18,579	21,512	(307)	2019
Warehouse	Dallas, TX	(G)	5,571	41,168	—	118	5,571	41,286	46,857	(571)	2019
Warehouse	El Paso, TX	(G)	883	8,760	—	—	883	8,760	9,643	(157)	2019
Warehouse	El Paso, TX	(G)	1,338	10,012	—	—	1,338	10,012	11,350	(191)	2019
Warehouse	El Paso, TX	(G)	519	4,170	—	—	519	4,170	4,689	(84)	2019
Warehouse	El Paso, TX	(G)	1,007	8,060	—	—	1,007	8,060	9,067	(154)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	El Paso, TX	(G)	1,367	12,476	—	6	1,367	12,482	13,849	(233)	2019
Warehouse	El Paso, TX	(G)	1,631	11,722	—	—	1,631	11,722	13,353	(216)	2019
Warehouse	North Las Vegas, NV	(G)	9,777	57,617	—	16	9,777	57,633	67,410	(479)	2019
Warehouse	Jeffersonville, IN	(G)	5,735	36,458	—	—	5,735	36,458	42,193	(319)	2019
Warehouse	Elgin, IL	(G)	1,788	10,789	—	—	1,788	10,789	12,577	(169)	2019
Warehouse	Broadview, IL	(G)	4,403	5,962	—	—	4,403	5,962	10,365	(51)	2019
Warehouse	North Aurora, IL	(G)	1,718	6,938	—	3	1,718	6,941	8,659	(112)	2019
Warehouse	Schaumburg, IL	(G)	2,639	7,761	—	—	2,639	7,761	10,400	(74)	2019
Warehouse	New Berlin, WI	(G)	1,143	8,597	—	—	1,143	8,597	9,740	(129)	2019
Warehouse	Aurora, IL	(G)	1,454	7,700	—	—	1,454	7,700	9,154	(183)	2019
Warehouse	Aurora, IL	(G)	686	3,311	—	60	686	3,371	4,057	(42)	2019
Warehouse	Bedford Park, IL	(G)	8,125	9,767	—	22	8,125	9,789	17,914	(155)	2019
Warehouse	Bedford Park, IL	(G)	3,764	17,610	—	—	3,764	17,610	21,374	(246)	2019
Warehouse	Bensenville, IL	(G)	2,003	8,149	—	10	2,003	8,159	10,162	(67)	2019
Warehouse	Bedford Park, IL	(G)	3,256	11,031	—	—	3,256	11,031	14,287	(106)	2019
Warehouse	Middletown, PA	(G)	4,459	51,911	—	25	4,459	51,936	56,395	(710)	2019
Warehouse	Addison, IL	(G)	628	1,001	—	29	628	1,030	1,658	(11)	2019
Warehouse	Addison, IL	(G)	1,149	1,846	—	22	1,149	1,868	3,017	(18)	2019
Warehouse	Fremont, OH	(G)	567	7,357	—	—	567	7,357	7,924	(130)	2019
Warehouse	Fremont, OH	(G)	474	5,812	—	—	474	5,812	6,286	(112)	2019
Warehouse	Fremont, OH	(G)	191	1,461	—	—	191	1,461	1,652	(11)	2019
Warehouse	Fremont, OH	(G)	226	1,455	—	—	226	1,455	1,681	(11)	2019
Warehouse	Indianapolis, IN	(G)	635	1,335	—	—	635	1,335	1,970	(13)	2019
Warehouse	Indianapolis, IN	(G)	290	655	—	—	290	655	945	(6)	2019
Warehouse	Indianapolis, IN	(G)	1,242	3,274	—	—	1,242	3,274	4,516	(33)	2019
Warehouse	Indianapolis, IN	(G)	730	2,336	—	1	730	2,337	3,067	(22)	2019
Warehouse	Indianapolis, IN	(G)	849	1,970	—	—	849	1,970	2,819	(20)	2019
Warehouse	Indianapolis, IN	(G)	882	2,357	—	—	882	2,357	3,239	(23)	2019
Warehouse	Indianapolis, IN	(G)	526	1,284	—	—	526	1,284	1,810	(13)	2019
Warehouse	Indianapolis, IN	(G)	1,554	5,286	—	—	1,554	5,286	6,840	(51)	2019
Warehouse	Indianapolis, IN	(G)	369	701	—	—	369	701	1,070	(7)	2019
Warehouse	Sauk Village, IL	(G)	1,822	8,843	—	100	1,822	8,943	10,765	(125)	2019
Warehouse	Columbus, OH	(G)	850	5,210	—	—	850	5,210	6,060	(51)	2019
Warehouse	Columbus, OH	(G)	809	4,254	—	—	809	4,254	5,063	(33)	2019
Warehouse	Columbus, OH	(G)	814	4,594	—	—	814	4,594	5,408	(44)	2019
Warehouse	Columbus, OH	(G)	703	5,022	—	—	703	5,022	5,725	(39)	2019
Warehouse	Columbus, OH	(G)	619	4,390	—	—	619	4,390	5,009	(35)	2019
Warehouse	Columbus, OH	(G)	1,281	6,406	—	—	1,281	6,406	7,687	(49)	2019
Warehouse	Columbus, OH	(G)	1,184	10,712	—	—	1,184	10,712	11,896	(86)	2019
Warehouse	Columbus, OH	(G)	1,392	8,357	—	—	1,392	8,357	9,749	(72)	2019
Warehouse	Columbus, OH	(G)	875	3,958	—	—	875	3,958	4,833	(69)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Plainfield, IN	(G)	6,165	42,337	—	—	6,165	42,337	48,502	(545)	2019
Warehouse	Indianapolis, IN	(G)	2,671	7,987	—	—	2,671	7,987	10,658	(64)	2019
Warehouse	Indianapolis, IN	(G)	4,827	27,999	—	—	4,827	27,999	32,826	(650)	2019
Warehouse	Louisville, KY	(G)	1,882	13,721	—	—	1,882	13,721	15,603	(172)	2019
Warehouse	Louisville, KY	(G)	2,392	19,106	—	18	2,392	19,124	21,516	(258)	2019
Warehouse	Groveport, OH	(G)	3,065	26,553	—	—	3,065	26,553	29,618	(281)	2019
Warehouse	San Bernardino, CA	(G)	4,053	124,288	—	—	4,053	124,288	128,341	(1,040)	2019
Warehouse	York, PA	(I)	14,330	105,771	—	—	14,330	105,771	120,101	(894)	2019
Warehouse	Kennesaw, GA	(I)	1,901	15,871	—	—	1,901	15,871	17,772	(153)	2019
Warehouse	DeSoto, TX	(I)	8,135	76,018	—	—	8,135	76,018	84,153	(678)	2019
Warehouse	Indianapolis, IN	(I)	4,111	21,788	—	—	4,111	21,788	25,899	(250)	2019
Warehouse	Hanover Park, IL	(I)	4,707	34,315	—	—	4,707	34,315	39,022	(450)	2019
Warehouse	Joliet, IL	(I)	9,172	49,191	—	—	9,172	49,191	58,363	(427)	2019
Warehouse	Garland, TX	(I)	2,515	16,087	—	—	2,515	16,087	18,602	(207)	2019
Warehouse	Hanover Park, IL	(I)	2,663	9,508	—	—	2,663	9,508	12,171	(180)	2019
Warehouse	Bolingbrook, IL	(I)	3,105	24,504	—	42	3,105	24,546	27,651	(290)	2019
Warehouse	Joliet, IL	(I)	4,534	25,549	—	—	4,534	25,549	30,083	(294)	2019
Warehouse	Elgin, IL	(I)	2,437	14,505	—	—	2,437	14,505	16,942	(166)	2019
Warehouse	Carol Stream, IL	(I)	3,385	6,796	—	—	3,385	6,796	10,181	(75)	2019
Warehouse	Hanover Park, IL	(I)	4,433	22,731	—	—	4,433	22,731	27,164	(361)	2019
Warehouse	Braselton, GA	(J)	6,808	70,501	—	—	6,808	70,501	77,309	(598)	2019
Warehouse	Atlanta, GA	(J)	3,876	22,104	—	—	3,876	22,104	25,980	(174)	2019
Warehouse	Bedford Park, IL	(J)	6,773	20,325	—	1	6,773	20,326	27,099	(234)	2019
Warehouse	Melrose Park, IL	(J)	3,568	11,536	—	7	3,568	11,543	15,111	(137)	2019
Warehouse	Kutztown, IL	(J)	10,017	41,567	—	—	10,017	41,567	51,584	(370)	2019
Warehouse	Dallas, TX	(J)	7,885	40,311	—	—	7,885	40,311	48,196	(380)	2019
Warehouse	Dallas, TX	(J)	6,683	24,880	—	—	6,683	24,880	31,563	(272)	2019
Warehouse	Louisville, KY	(J)	2,611	14,870	—	—	2,611	14,870	17,481	(260)	2019
Warehouse	Fairburn, GA	(J)	3,672	22,803	—	—	3,672	22,803	26,475	(206)	2019
Warehouse	Houston, TX	(J)	2,323	11,491	—	42	2,323	11,533	13,856	(189)	2019
Warehouse	North Las Vegas, NV	(J)	14,730	80,458	—	—	14,730	80,458	95,188	(640)	2019
Warehouse	Indianapolis, IN	(J)	5,206	24,991	—	266	5,206	25,257	30,463	(223)	2019
Warehouse	Dallas, TX	(J)	7,302	51,914	—	—	7,302	51,914	59,216	(511)	2019
Warehouse	Louisville, KY	(J)	1,910	9,700	—	—	1,910	9,700	11,610	(80)	2019
Warehouse	Louisville, KY	(J)	891	6,379	—	—	891	6,379	7,270	(132)	2019
Warehouse	Louisville, KY	(J)	1,925	10,498	—	—	1,925	10,498	12,423	(169)	2019
Warehouse	North Las Vegas, NV	(J)	11,297	53,947	—	—	11,297	53,947	65,244	(436)	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	Austin, TX	—	268	—	—	—	268	—	268	—	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Lenexa, KS	(I)	755	5,743	—	—	755	5,743	6,498	(87)	2019
Warehouse	Elk Grove Village, IL	(I)	2,885	10,771	—	—	2,885	10,771	13,656	(85)	2019
Warehouse	Erlanger, KY	(J)	1,694	56,827	—	—	1,694	56,827	58,521	(477)	2019
Warehouse	San Diego, CA	—	27,662	—	—	—	27,662	—	27,662	(5)	2019
Warehouse	Pooler, GA	—	3,896	20,283	—	—	3,896	20,283	24,179	(420)	2019
Warehouse	Durham, NC	(K)	2,164	12,665	—	—	2,164	12,665	14,829	(155)	2019
Warehouse	Durham, NC	(K)	2,117	12,202	—	—	2,117	12,202	14,319	(134)	2019
Total Industrial Properties:			$1,798,472	$8,125,309	$—	$70,696	$1,798,472	$8,196,005	$9,994,477	$(246,358)

Multifamily Properties:
Mid Rise Apartments	Atlanta, GA	$130,000	$—	$171,709	$116	$3,397	$116	$175,106	$175,222	$(16,900)	2017
High Rise Apartments	Orlando, FL	63,600	10,030	97,652	26	7,313	10,056	104,965	115,021	(9,954)	2017
Garden Style Apartments	Addison, TX	36,140	9,382	37,786	43	1,632	9,425	39,418	48,843	(3,568)	2017
Garden Style Apartments	Orlando, FL	43,225	11,567	57,128	187	4,278	11,754	61,406	73,160	(5,594)	2017
Garden Style Apartments	Palm Beach Gardens, FL	69,777	24,422	73,818	395	5,630	24,817	79,448	104,265	(7,376)	2017
Garden Style Apartments	Gurnee, IL	41,340	10,899	42,850	426	3,937	11,325	46,787	58,112	(4,371)	2017
Garden Style Apartments	Lenexa, KS	20,767	2,156	28,655	149	1,450	2,305	30,105	32,410	(2,801)	2017
Garden Style Apartments	Mesa, AZ	26,455	9,358	30,007	208	916	9,566	30,923	40,489	(3,550)	2017
Garden Style Apartments	Henderson, NV	37,783	4,745	47,195	33	729	4,778	47,924	52,702	(4,605)	2017
Garden Style Apartments	Las Vegas, NV	37,487	6,071	46,952	14	635	6,085	47,587	53,672	(4,630)	2017
Garden Style Apartments	Las Vegas, NV	46,110	6,593	51,158	4	819	6,597	51,977	58,574	(4,944)	2017
Garden Style Apartments	Las Vegas, NV	33,704	6,632	37,909	96	1,324	6,728	39,233	45,961	(3,537)	2017
Garden Style Apartments	Las Vegas, NV	26,281	5,569	29,208	91	1,569	5,660	30,777	36,437	(2,857)	2017
Garden Style Apartments	Las Vegas, NV	75,400	17,565	80,840	212	1,059	17,777	81,899	99,676	(7,972)	2017
Garden Style Apartments	Gilbert, AZ	40,484	16,489	53,056	48	461	16,537	53,517	70,054	(4,432)	2017
Garden Style Apartments	Gilbert, AZ	48,129	15,574	54,663	28	55	15,602	54,718	70,320	(4,437)	2017
Garden Style Apartments	Dallas, TX	47,600	16,678	47,939	39	505	16,717	48,444	65,161	(3,947)	2017
Garden Style Apartments	Richardson, TX	(K)	11,754	49,788	50	791	11,804	50,579	62,383	(4,019)	2017
Garden Style Apartments	Modesto, CA	24,500	2,765	33,720	85	2,130	2,850	35,850	38,700	(2,754)	2017
Garden Style Apartments	Flagstaff, AZ	18,413	3,344	30,331	67	1,016	3,411	31,347	34,758	(2,491)	2017
Garden Style Apartments	Olympia, WA	23,235	3,940	27,206	35	1,195	3,975	28,401	32,376	(2,409)	2017
Garden Style Apartments	Gilbert, AZ	33,232	10,679	28,170	69	1,792	10,748	29,962	40,710	(2,348)	2017
Garden Style Apartments	Jacksonville, FL	43,727	11,548	55,009	501	4,535	12,049	59,544	71,593	(4,775)	2017
Garden Style Apartments	Jacksonville, FL	23,215	4,034	28,288	73	880	4,107	29,168	33,275	(2,258)	2017
Garden Style Apartments	Jacksonville, FL	22,798	3,996	29,314	80	913	4,076	30,227	34,303	(2,319)	2017
Garden Style Apartments	San Antonio, TX	27,202	8,248	29,020	277	3,652	8,525	32,672	41,197	(2,849)	2017
Garden Style Apartments	Nashville, TN	20,987	3,910	20,056	441	1,463	4,351	21,519	25,870	(1,727)	2017
Garden Style Apartments	Grand Prairie, TX	16,503	3,514	18,039	271	2,263	3,785	20,302	24,087	(1,520)	2017
Garden Style Apartments	Sumner, TN	23,357	2,222	32,374	55	337	2,277	32,711	34,988	(2,427)	2017
Garden Style Apartments	Louisville, KY	8,352	1,285	11,025	96	1,108	1,381	12,133	13,514	(922)	2017
Garden Style Apartments	North Richland Hills, TX	15,277	3,566	20,889	207	107	3,773	20,996	24,769	(1,417)	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Mansfield, TX	26,013	3,810	32,854	74	1,826	3,884	34,680	38,564	(2,698)	2017
Garden Style Apartments	Austin, TX	49,733	8,371	52,576	1,056	2,329	9,427	54,905	64,332	(4,094)	2017
Garden Style Apartments	Round Rock, TX	20,502	3,851	25,309	66	1,316	3,917	26,625	30,542	(2,073)	2017
Garden Style Apartments	Murfreesboro, TN	24,457	2,674	29,863	90	1,254	2,764	31,117	33,881	(2,291)	2017
Garden Style Apartments	San Antonio, TX	13,308	2,454	14,742	92	904	2,546	15,646	18,192	(1,201)	2017
Garden Style Apartments	Buda, TX	20,704	3,809	23,117	77	498	3,886	23,615	27,501	(1,947)	2017
Garden Style Apartments	Fair Oaks Ranch, TX	22,565	4,629	27,813	17	465	4,646	28,278	32,924	(1,948)	2017
Garden Style Apartments	San Marcos, TX	—	3,147	21,147	123	638	3,270	21,785	25,055	(1,596)	2017
Garden Style Apartments	Louisville, KY	8,045	2,205	13,227	127	1,181	2,332	14,408	16,740	(1,004)	2017
Garden Style Apartments	Louisville, KY	10,952	2,118	14,118	22	121	2,140	14,239	16,379	(941)	2017
Garden Style Apartments	Louisville, KY	9,067	1,680	12,500	10	555	1,690	13,055	14,745	(863)	2017
Garden Style Apartments	Nashville, TN	5,492	1,795	12,033	102	533	1,897	12,566	14,463	(840)	2017
Garden Style Apartments	Carrollton, TX	5,557	3,393	9,871	106	1,287	3,499	11,158	14,657	(782)	2017
Garden Style Apartments	Louisville, KY	—	295	1,927	6	41	301	1,968	2,269	(135)	2017
Garden Style Apartments	Hillsboro, OR	62,732	9,176	81,990	—	110	9,176	82,100	91,276	(6,011)	2017
Garden Style Apartments	Las Vegas, NV	33,897	14,447	34,871	89	1,733	14,536	36,604	51,140	(3,035)	2017
Garden Style Apartments	Las Vegas, NV	41,177	14,801	46,622	53	1,806	14,854	48,428	63,282	(3,990)	2017
Garden Style Apartments	Thornton, CO	44,325	9,711	47,052	553	2,708	10,264	49,760	60,024	(3,684)	2017
Garden Style Apartments	Everett, WA	47,705	19,105	46,552	305	3,203	19,410	49,755	69,165	(4,194)	2017
Garden Style Apartments	Miami, FL	95,299	28,419	103,131	306	177	28,725	103,308	132,033	(8,461)	2017
Garden Style Apartments	Sacramento, CA	99,990	19,181	124,339	193	2,772	19,374	127,111	146,485	(8,066)	2018
Garden Style Apartments	Tumwater, WA	53,049	16,515	57,382	76	3,829	16,591	61,211	77,802	(4,288)	2018
Garden Style Apartments	Las Vegas, NV	46,940	23,755	43,057	78	1,808	23,833	44,865	68,698	(3,160)	2018
Garden Style Apartments	University Place, WA	32,672	9,427	37,072	30	2,053	9,457	39,125	48,582	(2,474)	2018
Garden Style Apartments	Milwaukie, OR	26,835	8,306	30,319	102	1,136	8,408	31,455	39,863	(2,105)	2018
Garden Style Apartments	Liberty Lake, WA	29,904	5,501	31,785	152	2,927	5,653	34,712	40,365	(2,231)	2018
Garden Style Apartments	Randolph, MA	86,191	16,236	108,066	161	1,699	16,397	109,765	126,162	(6,362)	2018
Garden Style Apartments	Orlando, FL	36,881	7,989	48,397	271	2,722	8,260	51,119	59,379	(3,055)	2018
Garden Style Apartments	Jacksonville, FL	37,338	8,186	43,909	144	1,150	8,330	45,059	53,389	(2,779)	2018
Garden Style Apartments	Gresham, OR	33,458	4,825	49,266	142	1,083	4,967	50,349	55,316	(2,996)	2018
Garden Style Apartments	Turlock, CA	23,301	2,241	35,067	6	1,084	2,247	36,151	38,398	(2,034)	2018
Garden Style Apartments	Las Vegas, NV	47,190	22,388	47,128	181	1,982	22,569	49,110	71,679	(3,294)	2018
Garden Style Apartments	Phoenix, AZ	29,728	8,738	37,766	60	1,429	8,798	39,195	47,993	(2,693)	2018
Garden Style Apartments	Glendale, AZ	40,671	12,242	49,800	3	120	12,245	49,920	62,165	(3,704)	2018
Garden Style Apartments	Glendale, AZ	25,610	6,505	32,193	45	1,357	6,550	33,550	40,100	(1,833)	2018
Garden Style Apartments	Tempe, AZ	42,703	11,457	52,606	96	1,693	11,553	54,299	65,852	(3,006)	2018
Garden Style Apartments	Phoenix, AZ	35,043	9,847	42,718	119	2,149	9,966	44,867	54,833	(2,460)	2018
Garden Style Apartments	Chandler, AZ	29,600	7,521	36,794	24	1,386	7,545	38,180	45,725	(2,079)	2018
Garden Style Apartments	Surprise, AZ	44,982	10,845	55,009	39	2,400	10,884	57,409	68,293	(3,319)	2018
Garden Style Apartments	Peoria, AZ	22,745	4,833	27,719	35	1,410	4,868	29,129	33,997	(1,488)	2018
Garden Style Apartments	Las Vegas, NV	44,687	4,630	59,893	147	1,604	4,777	61,497	66,274	(2,330)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Phoenix, AZ	39,179	11,626	46,444	84	19	11,710	46,463	58,173	(1,800)	2019
Garden Style Apartments	Moreno Valley, CA	61,710	9,483	82,211	1	206	9,484	82,417	91,901	(2,688)	2019
Garden Style Apartments	Temecula, CA	43,300	6,541	82,161	33	42	6,574	82,203	88,777	(2,551)	2019
Garden Style Apartments	Santa Fe Springs, CA	28,220	10,795	44,758	19	85	10,814	44,843	55,657	(1,340)	2019
Garden Style Apartments	St. Petersburg, FL	43,506	12,618	50,172	60	1,027	12,678	51,199	63,877	(1,525)	2019
Garden Style Apartments	Orlando, FL	39,260	8,422	59,988	63	122	8,485	60,110	68,595	(1,800)	2019
Garden Style Apartments	Lewisville, TX	31,169	5,777	40,840	20	209	5,797	41,049	46,846	(1,354)	2019
Garden Style Apartments	Englewood, CO	45,500	6,685	65,881	66	85	6,751	65,966	72,717	(1,860)	2019
Garden Style Apartments	Centennial, CO	35,037	6,492	44,555	68	1,276	6,560	45,831	52,391	(1,439)	2019
Garden Style Apartments	Hillsboro, OR	32,299	7,011	45,819	4	310	7,015	46,129	53,144	(1,363)	2019
Garden Style Apartments	Portland, OR	18,200	4,006	24,748	—	123	4,006	24,871	28,877	(724)	2019
Garden Style Apartments	Charlotte, NC	35,463	8,328	43,217	59	800	8,387	44,017	52,404	(1,581)	2019
Garden Style Apartments	Woodstock, GA	34,856	8,236	42,166	12	278	8,248	42,444	50,692	(1,291)	2019
Garden Style Apartments	Ladson, SC	24,500	6,512	35,603	28	452	6,540	36,055	42,595	(1,248)	2019
Garden Style Apartments	Hopkinton, MA	38,675	9,298	52,822	15	176	9,313	52,998	62,311	(1,634)	2019
Garden Style Apartments	Henderson, NV	64,844	13,651	81,360	93	105	13,744	81,465	95,209	(1,667)	2019
Garden Style Apartments	Henderson, NV	63,205	12,949	74,610	107	173	13,056	74,783	87,839	(2,031)	2019
Garden Style Apartments	Henderson, NV	49,374	9,009	55,495	42	148	9,051	55,643	64,694	(1,484)	2019
Garden Style Apartments	Las Vegas, NV	(K)	17,312	72,129	—	—	17,312	72,129	89,441	(452)	2019
Garden Style Apartments	Orlando, FL	51,986	10,521	62,358	22	65	10,543	62,423	72,966	(1,560)	2019
Garden Style Apartments	Lithia Springs, GA	26,046	6,054	31,725	2	208	6,056	31,933	37,989	(877)	2019
Garden Style Apartments	Las Vegas, NV	37,700	12,345	41,864	90	604	12,435	42,468	54,903	(1,225)	2019
Garden Style Apartments	Charlotte, NC	33,000	7,280	31,350	50	780	7,330	32,130	39,460	(760)	2019
Garden Style Apartments	Charlotte, NC	46,600	9,181	56,344	41	455	9,222	56,799	66,021	(888)	2019
Garden Style Apartments	Phoenix, AZ	51,000	18,229	56,120	23	821	18,252	56,941	75,193	(1,064)	2019
Garden Style Apartments	Corona Hills, CA	62,833	14,083	80,264	5	1,188	14,088	81,452	95,540	(2,070)	2019
Garden Style Apartments	Moreno Valley, CA	45,475	10,070	58,439	5	710	10,075	59,149	69,224	(1,409)	2019
Garden Style Apartments	Lakeland, FL	41,800	8,788	49,612	18	1,652	8,806	51,264	60,070	(1,247)	2019
Garden Style Apartments	Peoria, AZ	46,150	11,935	55,630	22	135	11,957	55,765	67,722	(1,819)	2019
Garden Style Apartments	Kennewick, WA	20,131	2,755	24,092	172	1,137	2,927	25,229	28,156	(679)	2019
Garden Style Apartments	Richland, WA	23,254	2,725	27,396	51	1,145	2,776	28,541	31,317	(746)	2019
Garden Style Apartments	Woodland, CA	19,226	3,201	29,394	—	137	3,201	29,531	32,732	(587)	2019
Garden Style Apartments	Puyallup, WA	61,384	14,387	71,631	41	2,209	14,428	73,840	88,268	(1,445)	2019
Garden Style Apartments	Orlando, FL	51,810	8,559	60,029	96	2,783	8,655	62,812	71,467	(1,387)	2019
Garden Style Apartments	Charlotte, NC	(L)	12,883	86,351	65	242	12,948	86,593	99,541	(1,754)	2019
Garden Style Apartments	Chandler, AZ	55,278	17,512	62,049	1	4	17,513	62,053	79,566	(376)	2019
Garden Style Apartments	Ocoee, FL	63,292	17,226	76,229	—	—	17,226	76,229	93,455	(173)	2019
Garden Style Apartments	Huntersville, NC	38,430	8,868	48,880	—	—	8,868	48,880	57,748	(111)	2019
Garden Style Apartments	Arlington, TX	34,000	13,290	35,267	—	—	13,290	35,267	48,557	(80)	2019
Garden Style Apartments	Orlando, FL	35,400	5,197	48,490	—	—	5,197	48,490	53,687	(95)	2019
Garden Style Apartments	Oviedo, FL	38,878	7,594	49,002	—	—	7,594	49,002	56,596	(103)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Largo, FL	45,600	8,822	56,744	1	3	8,823	56,747	65,570	(433)	2019
Garden Style Apartments	Tampa, FL	37,375	8,514	45,818	—	—	8,514	45,818	54,332	(302)	2019
Garden Style Apartments	Westminster, CO	54,625	6,235	72,861	24	112	6,259	72,973	79,232	(1,451)	2019
Garden Style Apartments	Westminster, CO	52,723	6,523	66,313	—	32	6,523	66,345	72,868	(1,422)	2019
Garden Style Apartments	Loveland, CO	36,127	5,020	42,672	—	31	5,020	42,703	47,723	(930)	2019
Garden Style Apartments	Raleigh, NC	(K)	5,151	34,409	52	30	5,203	34,439	39,642	(870)	2019
Garden Style Apartments	Jacksonville, FL	(K)	4,327	41,150	1	60	4,328	41,210	45,538	(979)	2019
Garden Style Apartments	Henderson, NV	44,050	8,205	49,247	34	40	8,239	49,287	57,526	(1,047)	2019
Garden Style Apartments	Oregon City, OR	(L)	34,849	29,218	2	—	34,851	29,218	64,069	(430)	2019
Garden Style Apartments	Garner, NC	—	6,181	43,921	—	—	6,181	43,921	50,102	(257)	2019
Garden Style Apartments	Northglenn, CO	(L)	14,198	126,170	1	5	14,199	126,175	140,374	(1,253)	2019
Garden Style Apartments	Las Vegas, NV	51,900	16,341	60,038	—	30	16,341	60,068	76,409	(392)	2019
Garden Style Apartments	Las Vegas, NV	42,500	10,559	50,075	—	42	10,559	50,117	60,676	(337)	2019
Garden Style Apartments	Las Vegas, NV	35,500	9,308	43,490	—	32	9,308	43,522	52,830	(288)	2019
Garden Style Apartments	Las Vegas, NV	23,500	6,257	27,266	2	24	6,259	27,290	33,549	(179)	2019
Garden Style Apartments	Miami, FL	66,226	17,618	82,333	26	38	17,644	82,371	100,015	(1,813)	2019
Garden Style Apartments	Miami, FL	69,753	17,721	81,590	80	57	17,801	81,647	99,448	(1,804)	2019
Garden Style Apartments	Dunwoody, GA	27,400	2,837	39,187	3	15	2,840	39,202	42,042	(728)	2019
Garden Style Apartments	Atlanta, GA	34,000	3,332	50,184	5	41	3,337	50,225	53,562	(928)	2019
Garden Style Apartments	Atlanta, GA	35,000	4,203	51,699	1	19	4,204	51,718	55,922	(963)	2019
Garden Style Apartments	Phoenix, AZ	72,818	18,048	78,354	9	26	18,057	78,380	96,437	(1,330)	2019
Garden Style Apartments	Savannah, GA	28,925	5,613	35,434	22	7	5,635	35,441	41,076	(917)	2019
Garden Style Apartments	Glendale, AZ	23,217	9,359	31,129	—	—	9,359	31,129	40,488	(217)	2019
Garden Style Apartments	Austin, TX	—	10,358	51,589	—	—	10,358	51,589	61,947	(118)	2019
Garden Style Apartments	Raleigh, NC	—	12,329	63,193	—	—	12,329	63,193	75,522	(553)	2019
Student Housing	Tempe, AZ	97,149	14,180	111,719	2	201	14,182	111,920	126,102	(4,809)	2018
Student Housing	Tuscaloosa, AL	65,931	16,579	74,404	—	428	16,579	74,832	91,411	(3,281)	2018
Student Housing	Tucson, AZ	67,269	5,956	82,701	—	90	5,956	82,791	88,747	(3,550)	2018
Student Housing	State College, PA	65,018	8,422	76,294	13	1,036	8,435	77,330	85,765	(3,455)	2018
Student Housing	Blacksburg, VA	64,532	12,698	71,693	101	257	12,799	71,950	84,749	(3,283)	2018
Student Housing	State College, PA	51,294	8,456	59,511	—	267	8,456	59,778	68,234	(2,690)	2018
Student Housing	Orlando, FL	48,066	4,854	60,003	69	243	4,923	60,246	65,169	(2,671)	2018
Student Housing	Charlottesville, VA	47,130	175	70,119	—	504	175	70,623	70,798	(3,029)	2018
Student Housing	Boulder, CO	42,221	9,300	47,270	38	83	9,338	47,353	56,691	(2,100)	2018
Student Housing	Greenville, NC	45,961	8,458	45,948	69	87	8,527	46,035	54,562	(2,040)	2018
Student Housing	Tucson, AZ	39,290	5,128	57,842	—	23	5,128	57,865	62,993	(2,488)	2018
Student Housing	Kent, OH	36,477	3,052	41,735	13	203	3,065	41,938	45,003	(1,853)	2018
Student Housing	Riverside, CA	29,818	3,966	40,159	—	298	3,966	40,457	44,423	(1,723)	2018
Student Housing	Louisville, KY	34,266	10,401	31,231	46	51	10,447	31,282	41,729	(1,415)	2018
Student Housing	Charlottesville, VA	6,071	1,809	6,385	—	38	1,809	6,423	8,232	(284)	2018
Student Housing	Boulder, CO	26,742	8,330	26,688	—	109	8,330	26,797	35,127	(1,187)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Student Housing	Auburn, AL	21,924	3,835	28,175	—	—	3,835	28,175	32,010	(1,246)	2018
Student Housing	Berkeley, CA	12,552	4,584	16,540	6	64	4,590	16,604	21,194	(735)	2018
Student Housing	Charlottesville, VA	15,237	3,134	17,545	—	97	3,134	17,642	20,776	(760)	2018
Student Housing	Athens, GA	46,200	4,931	68,771	4	335	4,935	69,106	74,041	(3,011)	2018
Manufactured Housing Community	Phoenix, AZ	18,185	29,613	739	347	17	29,960	756	30,716	(830)	2018
Manufactured Housing Community	Mesa, AZ	14,742	22,145	782	28	316	22,173	1,098	23,271	(932)	2018
Manufactured Housing Community	Apache Junction, AZ	13,996	19,276	266	49	1,716	19,325	1,982	21,307	(900)	2018
Manufactured Housing Community	Mesa, AZ	9,608	17,180	423	30	1	17,210	424	17,634	(653)	2018
Manufactured Housing Community	Apache Junction, AZ	10,307	14,542	236	8	4	14,550	240	14,790	(466)	2018
Manufactured Housing Community	Mesa, AZ	5,906	8,476	438	17	—	8,493	438	8,931	(337)	2018
Manufactured Housing Community	Indio, CA	7,035	7,220	193	94	29	7,314	222	7,536	(357)	2018
Manufactured Housing Community	San Marcos, CA	5,509	6,236	309	104	32	6,340	341	6,681	(298)	2018
Manufactured Housing Community	Mesa, AZ	5,920	7,820	461	71	14	7,891	475	8,366	(327)	2018
Manufactured Housing Community	Indio, CA	5,929	6,540	113	12	55	6,552	168	6,720	(424)	2018
Manufactured Housing Community	Apache Junction, AZ	3,077	6,400	249	7	2	6,407	251	6,658	(300)	2018
Manufactured Housing Community	Apache Junction, AZ	3,194	8,146	219	—	2	8,146	221	8,367	(320)	2018
Manufactured Housing Community	Apache Junction, AZ	2,195	6,793	206	5	6	6,798	212	7,010	(285)	2018
Manufactured Housing Community	Apache Junction, AZ	2,459	4,163	149	26	8	4,189	157	4,346	(219)	2018
Manufactured Housing Community	Mesa, AZ	6,077	8,763	164	11	1	8,774	165	8,939	(502)	2018
Manufactured Housing Community	Cottonwood, AZ	2,230	3,313	81	16	—	3,329	81	3,410	(175)	2018
Manufactured Housing Community	Cottonwood, AZ	4,541	5,238	244	67	12	5,305	256	5,561	(376)	2018
Manufactured Housing Community	Chandler, AZ	3,334	4,293	78	35	3	4,328	81	4,409	(156)	2018
Manufactured Housing Community	Apache Junction, AZ	2,298	3,835	61	16	—	3,851	61	3,912	(139)	2018
Manufactured Housing Community	Desert Hot Springs, CA	12,342	15,223	707	103	65	15,326	772	16,098	(850)	2018
Manufactured Housing Community	Apache Junction, AZ	5,637	7,527	289	30	13	7,557	302	7,859	(314)	2018
Manufactured Housing Community	Apache Junction, AZ	2,471	5,503	365	11	5	5,514	370	5,884	(292)	2018
Manufactured Housing Community	Las Vegas, NV	6,075	7,682	220	39	91	7,721	311	8,032	(327)	2018
Manufactured Housing Community	Tavares, FL	5,864	4,390	1,244	6	7	4,396	1,251	5,647	(338)	2018
Manufactured Housing Community	Apache Junction, AZ	4,032	5,163	25	3	—	5,166	25	5,191	(204)	2019
Manufactured Housing Community	Peoria, AZ	4,466	8,878	1,229	7	—	8,885	1,229	10,114	(348)	2019
Manufactured Housing Community	Glendale, AZ	11,196	20,791	1,354	11	43	20,802	1,397	22,199	(552)	2019
Manufactured Housing Community	Mesa, AZ	5,564	8,589	1,280	99	92	8,688	1,372	10,060	(387)	2019
Manufactured Housing Community	Phoenix, AZ	6,495	8,996	500	7	—	9,003	500	9,503	(298)	2019
Manufactured Housing Community	Naples, FL	—	3,664	383	—	9	3,664	392	4,056	(53)	2019
Manufactured Housing Community	Waldorf, MD	4,754	5,741	656	13	28	5,754	684	6,438	(117)	2019
Manufactured Housing Community	Winter Haven, FL	8,369	11,585	381	—	11	11,585	392	11,977	(103)	2019
Manufactured Housing Community	Tarpon Springs, FL	7,547	8,980	491	5	181	8,985	672	9,657	(315)	2019
Manufactured Housing Community	Chandler, AZ	—	12,110	321	—	—	12,110	321	12,431	(188)	2019
Manufactured Housing Community	Phoenix, AZ	—	9,757	189	—	—	9,757	189	9,946	(187)	2019
Manufactured Housing Community	Chandler, AZ	—	5,532	584	—	—	5,532	584	6,116	(102)	2019
Total Multifamily Properties:		$6,003,839	$1,737,286	$7,695,295	$13,179	$146,101	$1,750,465	$7,841,396	$9,591,861	$(376,063)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired

Net Lease Properties:
Bellagio	Las Vegas, NV	$3,010,000	$1,453,421	$2,760,936	$—	$—	$1,453,421	$2,760,936	$4,214,357	$(14,836)	2019
Total Net Lease Properties:		$3,010,000	$1,453,421	$2,760,936	$—	$-	$1,453,421	$2,760,936	$4,214,357	$(14,836)

Hotel Properties:
Full Service Hotel	Atlanta, GA	$243,700	$30,482	$289,353	$—	$99	$30,482	$289,452	$319,934	$(3,184)	2019
Full Service Hotel	San Antonio, TX	202,500	84,221	474,529	350	10,775	84,571	485,304	569,875	(36,639)	2018
Select Service Hotel	Davis, CA	20,500	526	24,778	14	717	540	25,495	26,035	(5,257)	2017
Select Service Hotel	San Jose, CA	26,654	10,746	36,138	58	1,767	10,804	37,905	48,709	(5,749)	2017
Select Service Hotel	Oldsmar, FL	10,300	2,088	13,234	17	316	2,105	13,550	15,655	(2,047)	2017
Select Service Hotel	Oldsmar, FL	6,800	1,069	8,724	—	683	1,069	9,407	10,476	(1,413)	2017
Select Service Hotel	Temple Terrace, FL	10,000	2,706	12,351	87	502	2,793	12,853	15,646	(3,009)	2017
Select Service Hotel	Lake Mary, FL	10,000	1,941	10,979	3	109	1,944	11,088	13,032	(1,891)	2017
Select Service Hotel	Atlanta, GA	21,200	5,714	26,296	—	219	5,714	26,515	32,229	(3,688)	2017
Select Service Hotel	Worcester, MA	14,200	1,646	20,149	15	712	1,661	20,861	22,522	(3,120)	2017
Select Service Hotel	Worcester, MA	10,900	738	14,663	—	130	738	14,793	15,531	(1,611)	2017
Select Service Hotel	Chelsea, MA	24,700	1,825	37,505	—	21	1,825	37,526	39,351	(3,704)	2017
Select Service Hotel	Orlando, FL	21,700	2,836	19,097	—	—	2,836	19,097	21,933	(2,094)	2018
Select Service Hotel	Orlando, FL	18,830	2,786	18,706	10	9	2,796	18,715	21,511	(1,979)	2018
Select Service Hotel	Henderson, NV	11,000	1,764	15,784	—	104	1,764	15,888	17,652	(1,539)	2018
Select Service Hotel	Henderson, NV	10,400	1,576	14,188	4	85	1,580	14,273	15,853	(1,340)	2018
Select Service Hotel	Phoenix, AZ	12,400	3,265	14,456	—	52	3,265	14,508	17,773	(1,711)	2018
Select Service Hotel	Tampa, FL	8,300	1,746	11,796	—	343	1,746	12,139	13,885	(1,048)	2018
Select Service Hotel	Rohnert Park, CA	16,300	2,538	26,306	—	1,808	2,538	28,114	30,652	(1,897)	2018
Select Service Hotel	Reno, NV	17,300	2,462	31,127	5	520	2,467	31,647	34,114	(2,292)	2018
Select Service Hotel	Salt Lake City, UT	10,100	983	16,534	—	1,214	983	17,748	18,731	(1,020)	2018
Select Service Hotel	Federal Way, WA	21,840	2,894	30,395	—	21	2,894	30,416	33,310	(1,666)	2018
Select Service Hotel	Reno, NV	10,482	1,705	14,754	—	917	1,705	15,671	17,376	(1,743)	2018
Select Service Hotel	Salt Lake City, UT	33,603	4,204	40,065	—	32	4,204	40,097	44,301	(2,097)	2018
Select Service Hotel	Salt Lake City, UT	12,563	8,743	16,725	2	87	8,745	16,812	25,557	(1,024)	2018
Select Service Hotel	Salt Lake City, UT	20,709	3,592	24,007	8	28	3,600	24,035	27,635	(1,902)	2018
Select Service Hotel	Chicago,, IL	31,425	14,792	26,563	—	53	14,792	26,616	41,408	(457)	2019
Select Service Hotel	Arlington, VA	68,500	55,827	43,821	—	6	55,827	43,827	99,654	(590)	2019
Select Service Hotel	Kailua-Kona, HI	52,918	4,804	94,476	—	3,343	4,804	97,819	102,623	(4,501)	2019
Select Service Hotel	Longmont, CO	3,280	1,779	7,670	10	—	1,789	7,670	9,459	(118)	2019
Select Service Hotel	Miramar, FL	14,251	2,556	12,326	8	20	2,564	12,346	14,910	(199)	2019
Select Service Hotel	Salt Lake City, UT	13,565	1,248	19,229	—	—	1,248	19,229	20,477	(279)	2019
Select Service Hotel	Durham, NC	14,936	2,809	12,407	9	—	2,818	12,407	15,225	(190)	2019
Select Service Hotel	West Palm Beach, FL	13,291	1,004	9,628	—	1	1,004	9,629	10,633	(151)	2019
Select Service Hotel	Fort Walton Beach, FL	12,401	1,966	8,214	13	36	1,979	8,250	10,229	(124)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Select Service Hotel	West Palm Beach, FL	12,743	1,651	8,083	—	8	1,651	8,091	9,742	(139)	2019
Select Service Hotel	Denver, CO	11,853	3,950	10,417	—	197	3,950	10,614	14,564	(208)	2019
Select Service Hotel	Clearwater, FL	11,167	2,648	8,186	—	13	2,648	8,199	10,847	(138)	2019
Select Service Hotel	Longmont, CO	8,025	1,759	10,115	10	—	1,769	10,115	11,884	(147)	2019
Select Service Hotel	Novi, MI	11,030	3,014	14,185	25	4	3,039	14,189	17,228	(221)	2019
Select Service Hotel	Plantation, FL	15,141	1,675	12,110	9	5	1,684	12,115	13,799	(209)	2019
Select Service Hotel	Miramar, FL	15,415	2,447	12,381	—	—	2,447	12,381	14,828	(199)	2019
Select Service Hotel	Salt Lake City, UT	7,275	906	11,131	—	12	906	11,143	12,049	(165)	2019
Select Service Hotel	Silver Spring, MD	15,415	3,310	11,947	9	—	3,319	11,947	15,266	(185)	2019
Select Service Hotel	Longmont, CO	5,325	1,640	8,540	10	—	1,650	8,540	10,190	(128)	2019
Select Service Hotel	Austin, TX	13,839	6,316	14,808	3	68	6,319	14,876	21,195	(254)	2019
Select Service Hotel	San Antonio, TX	3,289	1,638	7,271	—	17	1,638	7,288	8,926	(109)	2019
Select Service Hotel	San Antonio, TX	7,575	3,069	7,501	3	13	3,072	7,514	10,586	(120)	2019
Select Service Hotel	Oak Brook, IL	17,265	—	21,829	13	3	13	21,832	21,845	(319)	2019
Select Service Hotel	Bloomington, IN	15,141	—	24,783	—	1	—	24,784	24,784	(354)	2019
Select Service Hotel	Glendale, AZ	10,183	4,776	12,590	—	—	4,776	12,590	17,366	(80)	2019
Select Service Hotel	Glendale, AZ	7,374	3,821	10,838	—	—	3,821	10,838	14,659	(70)	2019
Select Service Hotel	Colorado Springs, CO	7,000	4,258	9,733	—	—	4,258	9,733	13,991	(62)	2019
Select Service Hotel	Colorado Springs, CO	8,000	4,434	12,588	—	—	4,434	12,588	17,022	(72)	2019
Select Service Hotel	Colorado Springs, CO	(K)	3,985	6,823	—	—	3,985	6,823	10,808	(47)	2019
Select Service Hotel	Colorado Springs, CO	(K)	4,735	6,842	—	—	4,735	6,842	11,577	(45)	2019
Select Service Hotel	Colorado Springs, CO	(K)	3,185	12,941	—	—	3,185	12,941	16,126	(78)	2019
Select Service Hotel	Colorado Springs, CO	(K)	5,930	10,342	—	—	5,930	10,342	16,272	(60)	2019
Select Service Hotel	Scottsdale, AZ	(K)	5,384	11,639	—	—	5,384	11,639	17,023	(76)	2019
Total Hotel Properties:		$1,254,603	$346,112	$1,774,596	$695	$25,070	$346,807	$1,799,666	$2,146,473	$(104,758)

Retail Properties:
Open Air Shopping Center	Philadelphia, PA	$32,000	$19,335	$31,757	$—	$1,648	$19,335	$33,405	$52,740	$(3,735)	2017
Open Air Shopping Center	Burbank, CA	27,390	24,100	18,316	149	900	24,249	19,216	43,465	(2,403)	2017
Open Air Shopping Center	Miami, FL	20,250	17,085	14,996	22	—	17,107	14,996	32,103	(1,059)	2018
Open Air Shopping Center	Brooklyn, NY	80,400	73,427	49,391	—	—	73,427	49,391	122,818	(141)	2019
Open Air Shopping Center	Simi Valley, CA	23,600	22,282	13,400	—	—	22,282	13,400	35,682	(400)	2019
Open Air Shopping Center	Pacoima, CA	31,200	38,015	9,103	—	—	38,015	9,103	47,118	(113)	2019
Open Air Shopping Center	Signal Hill, CA	38,550	32,808	14,722	—	—	32,808	14,722	47,530	(149)	2019
Total Retail Properties:		$253,390	$227,052	$151,685	$171	$2,548	$227,223	$154,233	$381,456	$(8,000)

Office Properties:
Office	Emeryville, CA	75,900	29,226	86,600	-	2,172	29,226	88,772	117,998	(619)	2019
Total Office Properties:		$75,900	$29,226	$86,600	$-	$2,172	$29,226	$88,772	$117,998	$(619)

Other Properties:
Self Storage	Miami, FL	$10,143	$2,955	$10,622	$—	$54	$2,955	$10,676	$13,631	$(152)	2019
Self Storage	Fort Pierce, FL	5,903	1,619	7,147	—	—	1,619	7,147	8,766	(122)	2019
Self Storage	Fort Myers, FL	3,914	1,456	4,214	—	—	1,456	4,214	5,670	(68)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Self Storage	Winter Haven, FL	4,266	1,546	4,393	—	—	1,546	4,393	5,939	(99)	2019
Self Storage	Dundee, FL	4,067	1,165	5,773	—	34	1,165	5,807	6,972	(87)	2019
Self Storage	Fayetteville, NC	4,611	1,408	6,092	—	—	1,408	6,092	7,500	(95)	2019
Self Storage	Fayetteville, NC	4,406	1,067	5,836	—	—	1,067	5,836	6,903	(90)	2019
Self Storage	Hope Mills, NC	3,959	1,821	4,821	—	—	1,821	4,821	6,642	(83)	2019
Self Storage	Vinton, VA	4,291	1,177	5,228	—	5	1,177	5,233	6,410	(81)	2019
Self Storage	Raleigh, NC	3,728	1,094	4,344	—	—	1,094	4,344	5,438	(67)	2019
Self Storage	Apex, NC	3,473	1,077	3,522	—	—	1,077	3,522	4,599	(55)	2019
Self Storage	Raleigh, NC	2,744	1,000	1,637	—	—	1,000	1,637	2,637	(25)	2019
Self Storage	Tallahassee, FL	6,715	3,092	7,174	—	—	3,092	7,174	10,266	(123)	2019
Self Storage	Tallahassee, FL	2,942	705	3,735	—	—	705	3,735	4,440	(57)	2019
Self Storage	Pensacola, FL	4,534	324	6,445	—	—	324	6,445	6,769	(93)	2019
Self Storage	Neptune, NJ	7,111	1,997	8,606	—	—	1,997	8,606	10,603	(135)	2019
Self Storage	Staten Island, NY	4,732	4,233	2,681	—	6	4,233	2,687	6,920	(40)	2019
Self Storage	Chattanooga, TN	5,225	1,377	6,244	—	276	1,377	6,520	7,897	(95)	2019
Self Storage	Belcamp, MD	5,001	791	6,503	—	3	791	6,506	7,297	(94)	2019
Self Storage	Summerville, SC	3,306	3,117	2,225	—	20	3,117	2,245	5,362	(34)	2019
Self Storage	Moncks Corner, SC	2,929	1,043	1,499	—	—	1,043	1,499	2,542	(25)	2019
Total Other Properties:		$98,000	$34,064	$108,741	$-	$398	$34,064	$109,139	$143,203	$(1,720)

Portfolio Total		$10,924,826	$5,625,633	$20,703,162	$14,045	$246,985	$5,639,678	$20,950,147	$26,589,825	$(752,354)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2019, the aggregate cost basis for tax purposes was $27.2 billion.
(A)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $330.0 million. As of December 31, 2019, the Company had $165.0 million outstanding under such facility.

(B)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $464.2 million. As of December 31, 2019, such term loan and secured revolving credit facility had a total outstanding balance of $232.1 million.

(C)	Certain of the Company’s industrial properties collateralize a mortgage totaling $471.5 million. As of December 31, 2019, such mortgage had a total outstanding balance of $471.5 million.
(D)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $836.1 million. As of December 31, 2019, such term loan and secured revolving credit facility had a total outstanding balance of $543.1 million.

(E)

Certain of the Company’s industrial properties collateralize a $1.1 billion mortgage and a $0.2 billion mezzanine loan. As of December 31, 2019, such mortgage and mezzanine loan had a total outstanding balance of $1.3 billion.

(F)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $142.9 million. As of December 31, 2019, the Company had $71.4 million outstanding under such facility.

(G)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $679.0 million. As of December 31, 2019, such term loan and secured revolving credit facility had a total outstanding balance of $601.5 million.

(H)

Certain of the Company’s industrial properties collateralize a mortgage loan totaling $1.2 billion and a $400 million secured revolving credit facility. As of December 31, 2019, such mortgage loan and secured revolving credit facility had a total outstanding balance of $1.6 billion.

(I)	Certain of the Company’s industrial properties collateralize a mortgage totaling $445.0 million. As of December 31, 2019, such mortgage had a total outstanding balance of $445.0 million.
(J)

Certain of the Company’s industrial properties collateralize a mortgage totaling $385.0 million. As of December 31, 2019, such term loan and secured revolving credit facility had a total outstanding balance of $385.0 million.

(K)

Certain of the Company’s multifamily, industrial and hotel properties collateralize a secured revolving credit facility with a maximum capacity of $300.0 million. As of December 31, 2019, the Company had  $171.8 million outstanding under such facility.

(L)

Three of the Company’s multifamily properties collateralize a term loan and secured revolving credit facility totaling $210.0 million. As of December 31, 2019, the Company had $210.0 million outstanding under such facility.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $377.6 million. Accumulated Depreciation does not include $53.4 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2019 ($ in thousands):

	December 31, 2019	December 31, 2018
Real Estate:
Balance at the beginning of year	$10,351,841	$3,389,601
Additions during the year:
Land and land improvements	3,719,256	1,387,724
Building and building improvements	12,714,877	5,574,516
Dispositions during the year:
Land and land improvements	(11,959)	—
Building and building improvements	(33,287)	—
Assets held for sale	(150,903)	—
Balance at the end of the year	$26,589,825	$10,351,841

Accumulated Depreciation:
Balance at the beginning of year	$(257,011)	$(44,184)
Accumulated depreciation	(507,550)	(212,827)
Dispositions	1,657	—
Assets held for sale	10,550	—
Balance at the end of the year	$(752,354)	$(257,011)