Form 10-Q
period 2020-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2020-05-15
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 15, 2020, the issuer had the following shares outstanding: 628,957,103 shares of Class S common stock, 813,407,202 shares of Class I common stock, 44,880,370 shares of Class T common stock, and 101,746,152 shares of Class D common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$28,811,356	$26,326,868
Investments in unconsolidated entities	809,452	—
Investments in real estate debt	4,293,600	4,523,260
Cash and cash equivalents	738,553	204,269
Restricted cash	948,610	905,433
Other assets	1,462,134	1,079,993
Total assets	$37,063,705	$33,039,823

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$18,093,242	$16,929,659
Repurchase agreements	2,516,313	3,092,137
Unsecured revolving credit facilities	—	—
Due to affiliates	581,487	690,143
Accounts payable, accrued expenses, and other liabilities	2,034,575	1,692,087
Total liabilities	23,225,617	22,404,026

Commitments and contingencies	—	—
Redeemable non-controlling interests	22,486	21,149

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 611,149 and 530,813 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6,111	5,308
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 783,816 and 474,279 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7,830	4,743
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 43,898 and 39,767 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	439	398
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 96,382 and 84,657 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	964	847
Additional paid-in capital	16,278,758	11,716,721
Accumulated deficit and cumulative distributions	(2,830,046)	(1,422,885)
Total stockholders' equity	13,464,056	10,305,132
Non-controlling interests attributable to third party joint ventures	161,305	157,795
Non-controlling interests attributable to BREIT OP unitholders	190,241	151,721
Total equity	13,815,602	10,614,648
Total liabilities and equity	$37,063,705	$33,039,823

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$532,095	$212,197
Hotel revenue	127,472	75,266
Other revenue	15,315	9,628
Total revenues	674,882	297,091
Expenses
Rental property operating	168,388	87,811
Hotel operating	99,306	51,320
General and administrative	27,910	3,181
Management fee	49,502	17,177
Performance participation allocation	—	20,163
Depreciation and amortization	328,805	139,479
Total expenses	673,911	319,131
Other income (expense)
Income from unconsolidated entities	13,269	—
Income (loss) from investments in real estate debt	(1,016,147)	61,683
Net gain on disposition of real estate	371	—
Interest income	1,747	194
Interest expense	(188,504)	(91,587)
Loss on extinguishment of debt	(1,237)	—
Other income (expense)	(27,620)	1,654
Total other income (expense)	(1,218,121)	(28,056)
Net loss	$(1,217,150)	$(50,096)
Net loss attributable to non-controlling interests in third party joint ventures	$237	$2,036
Net loss attributable to non-controlling interests in BREIT OP	16,826	1,214
Net loss attributable to BREIT stockholders	$(1,200,087)	$(46,846)
Net loss per share of common stock — basic and diluted	$(0.86)	$(0.10)
Weighted-average shares of common stock outstanding, basic and diluted	1,399,514	488,760

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	985	3,239	48	141	5,070,844	—	5,075,257	—	—	5,075,257
Offering costs	—	—	—	—	(97,799)	—	(97,799)	—	—	(97,799)
Distribution reinvestment	45	37	3	7	104,830	—	104,922	—	—	104,922
Common stock/units repurchased	(227)	(190)	(10)	(31)	(515,429)	—	(515,887)	—	(335)	(516,222)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net loss ($700 allocated to redeemable non-controlling interests)	—	—	—	—	—	(1,200,087)	(1,200,087)	443	(16,806)	(1,216,450)
Distributions declared on common stock ($0.1592 gross per share)	—	—	—	—	—	(207,074)	(207,074)	—	—	(207,074)
Contributions from non-controlling interests	—	—	—	—	—	—	—	9,255	58,636	67,891
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,188)	(3,475)	(9,663)
Allocation to redeemable non-controlling interests	—	—	—	—	(508)	—	(508)	—	—	(508)
Balance at March 31, 2020	$6,111	$7,830	$439	$964	$16,278,758	$(2,830,046)	$13,464,056	$161,305	$190,241	$13,815,602

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	414	245	38	75	843,347	—	844,119	—	—	844,119
Offering costs	—	—	—	—	(50,847)	—	(50,847)	—	—	(50,847)
Distribution reinvestment	24	11	2	2	41,995	—	42,034	—	—	42,034
Common stock repurchased	(18)	(18)	(6)	—	(45,468)	—	(45,510)	—	—	(45,510)
Amortization of restricted stock grant	—	1	—	—	99	—	100	—	500	600
Net loss ($277 allocated to redeemable non-controlling interest)	—	—	—	—	—	(46,846)	(46,846)	(2,036)	(937)	(49,819)
Distributions declared on common stock ($0.1582 gross per share)	—	—	—	—	—	(69,542)	(69,542)	—	—	(69,542)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,894	4,714	9,608
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,277)	(1,536)	(2,813)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,080)	—	(1,080)	—	—	(1,080)
Balance at March 31, 2019	$3,190	$1,322	$267	$381	$5,115,490	$(703,936)	$4,416,714	$77,173	$97,817	$4,591,704

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,217,150)	$(50,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	49,502	17,177
Performance participation allocation	—	20,163
Depreciation and amortization	328,805	139,479
Gain on disposition of real estate	(371)	—
Loss on extinguishment of debt	1,237	—
Unrealized (gain) loss on changes in fair value of financial instruments	1,104,394	(30,003)
Income from unconsolidated entities	(13,269)	—
Distributions from unconsolidated entities	12,131	—
Other items	(1,683)	1,477
Change in assets and liabilities:
(Increase) / decrease in other assets	(70,385)	(26,092)
Increase / (decrease) in due to affiliates	3,590	(981)
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	12,238	1,912
Net cash provided by operating activities	209,039	73,036
Cash flows from investing activities:
Acquisitions of real estate	(2,573,147)	(735,508)
Capital improvements to real estate	(70,648)	(32,672)
Proceeds from disposition of real estate	4,488	—
Pre-acquisition costs	(23,791)	—
Investment in unconsolidated entities	(808,312)	—
Purchase of investments in real estate debt	(485,663)	(124,258)
Proceeds from settlement of investments in real estate debt	87,271	28,948
Purchase of real estate-related equity securities	(372,293)	—
Net cash used in investing activities	(4,242,095)	(863,490)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,232,000	649,725
Offering costs paid	(27,823)	(14,134)
Subscriptions received in advance	290,535	423,943
Repurchase of common stock	(46,624)	(38,427)
Repurchase of management fee shares	(42,132)	—
Redemption of redeemable non-controlling interest	(83,625)	(4,314)
Redemption of affiliate service provider incentive compensation awards	(335)	—
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	4,551,680	896,861
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(3,591,784)	(823,483)
Borrowings under repurchase agreements	45,541	82,045
Settlement of repurchase agreements	(618,147)	(14,619)
Borrowings from affiliate line of credit	125,000	—
Repayments on affiliate line of credit	(125,000)	—
Borrowings from unsecured credit facilities	130,000	—
Repayments on unsecured credit facilities	(130,000)	—
Payment of deferred financing costs	(19,894)	(8,343)
Contributions from non-controlling interests	10,953	2,374
Distributions to non-controlling interests	(8,342)	(3,158)
Distributions	(81,486)	(23,773)
Net cash provided by financing activities	4,610,517	1,124,697
Net change in cash and cash equivalents and restricted cash	577,461	334,243
Cash and cash equivalents and restricted cash, beginning of period	1,109,702	306,613
Cash and cash equivalents and restricted cash, end of period	$1,687,163	$640,856

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$738,553	$152,756
Restricted cash	948,610	488,100
Total cash and cash equivalents and restricted cash	$1,687,163	$640,856

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$109,069	$291,618
Assumption of other liabilities in conjunction with acquisitions of real estate	$2,416	$4,527
Recognition of financing lease liability	$—	$56,008
Accrued pre-acquisition costs	$803	$—
Contributions from non-controlling interests	$—	$2,520
Accrued capital expenditures and acquisition related costs	$3,363	$4,362
Accrued distributions	$21,103	$3,839
Accrued stockholder servicing fee due to affiliate	$70,409	$36,936
Redeemable non-controlling interest issued as settlement of performance participation allocation	$141,396	$37,484
Exchange of redeemable non-controlling interest for Class I shares	$9,228	$11,620
Exchange of redeemable non-controlling interest for Class I or Class B units	$48,543	$—
Allocation to redeemable non-controlling interest	$508	$1,080
Distribution reinvestment	$104,922	$42,034
Accrued common stock repurchases	$427,259	$5,046
Accrued common stock repurchases due to affiliate	$—	$2,037
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$—	$4,714
Payable for investments in real estate debt	$389,878	$—

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

As of March 31, 2020, the Company had received net proceeds of $17.5 billion from selling shares in the Offering, as defined below, and selling unregistered shares of the Company’s common stock. The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of March 31, 2020, the Company owned 1,158 properties and had 215 positions in real estate debt investments. The Company currently operates in eight reportable segments: Industrial, Multifamily, Net Lease, Hotel, Retail, Office and Other Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture, as further described in Note 5 – Investments in Unconsolidated Entities.  Financial results by segment are reported in Note 14 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the GAAP condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ materially from those estimates.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates partially owned entities in which it has a controlling financial interest. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. BREIT OP and each of the Company’s joint ventures are considered to be a VIE. The Company consolidates these entities, excluding its equity method investment, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

As of March 31, 2020, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $11.0 billion and $7.7 billion, respectively, compared to $9.5 billion and $6.6 billion as of December 31, 2019. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary.

As of March 31, 2020, the Company’s investment in the joint venture which owns the real estate of the MGM Grand and Mandalay Bay is not consolidated. Refer to Note 5 for additional details on the Company’s investments in unconsolidated entities.

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

Valuation of assets measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of March 31, 2020 and December 31, 2019, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), which are mortgage-related fixed income securities, corporate bonds, and term private mezzanine loans of real estate-related companies. The Company generally determines the fair value of its investments in real estate debt by generally utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of March 31, 2020 and December 31, 2019, the Company’s $4.3 billion and $4.5 billion, respectively, of investments in real estate debt were classified as Level 2.

The Company’s investments in equity securities of public real estate-related companies are classified as trading securities and reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades. As of March 31, 2020 the Company’s $335.2 million of equity securities were classified as Level 1 and recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets. The Company did not own equity securities as of December 31, 2019.

Valuation of liabilities not measured at fair value

As of March 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, repurchase agreements, and unsecured revolving credit facilities was approximately $66.0 million below carrying value. As of December 31, 2019, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, repurchase agreements, and unsecured revolving credit facilities was approximately $54.9 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Recent Accounting Pronouncements

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 (“Topic 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.

The Company has elected to apply such relief to avoid performing a lease by lease analysis for the lease concessions that (i) were granted as relief due to the COVID-19 pandemic and (ii) result in the cash flows remaining to be substantially the same or less. The

Lease Modification Q&A has no material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Building and building improvements	$23,002,579	$20,950,147
Land and land improvements	6,268,518	5,639,678
Furniture, fixtures and equipment	432,501	377,645
Right of use asset - operating leases(1)	114,011	114,011
Right of use asset - financing leases(1)	56,008	56,008
Total	29,873,617	27,137,489
Accumulated depreciation and amortization	(1,062,261)	(810,621)
Investments in real estate, net	$28,811,356	$26,326,868

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the three months ended March 31, 2020, the Company acquired interests in 10 real estate investments for $2.7 billion, which were comprised of 74 industrial, 22 multifamily, six retail and two self-storage properties categorized as other.

The following table provides further details of the properties acquired during the three months ended March 31, 2020 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units(1)/ Keys	Purchase Price(2)
Multifamily properties	4	22	8,979 units	$1,614,455
Industrial properties	4	74	10,340 sq. ft.	772,744
Retail properties	1	6	689 sq. ft.	287,392
Other properties	1	2	111 sq. ft.	13,236
	10	104		$2,687,827

(1)	Multifamily includes various forms of rental housing such as apartments, student housing and manufactured housing. Multifamily units include manufactured housing sites and student housing beds.
(2)	Purchase price is inclusive of acquisition related costs.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2020 ($ in thousands):

Building and building improvements	$1,909,143
Land and land improvements	597,823
Furniture, fixtures and equipment	38,441
In-place lease intangibles	155,556
Above-market lease intangibles	6,448
Below-market lease intangibles	(19,584)
Other	—
Total purchase price	2,687,827
Assumed mortgage notes(1)	109,069
Net purchase price	$2,578,758

(1)	Refer to Note 7 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles of the properties acquired during the three months ended March 31, 2020 were four, eight and four years, respectively.

Impairment

If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. Certain investments within the Company’s portfolio, specifically its hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate and unconsolidated entities will not occur during the remaining quarters in 2020 or future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any impairment charges are warranted.

Dispositions

On January 30, 2020, the Company sold a 61,000 square foot industrial property. Net proceeds from the sale were $4.5 million, which resulted in a realized gain of $0.4 million recorded as Net Gain on Dispositions of Real Estate on the Company’s Condensed Consolidated Statements of Operations.

Properties Held for Sale

As of March 31, 2020, the Company did not have any properties classified as held for sale. As of December 31, 2019, six properties were classified as held for sale. Subsequent to December 31, 2019, five of the properties were no longer classified as held for sale as the purchase and sale agreement was terminated during the three months ended March 31, 2020. During the first quarter of 2020, the carrying value of the five properties was adjusted for any depreciation expense that would have been recognized while the properties were classified as held for sale. Upon termination of the purchase and sale agreement, the buyer forfeited an $8.0 million deposit, which the Company recorded as a component of Other Income (Expense) on the Company's Condensed Consolidated Statements of Operations.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$960,565	$811,254
Above-market lease intangibles	48,910	42,483
Other	26,400	26,400
Total intangible assets	1,035,875	880,137
Accumulated amortization:
In-place lease amortization	(269,790)	(200,629)
Above-market lease amortization	(13,299)	(10,977)
Other	(5,467)	(3,189)
Total accumulated amortization	(288,556)	(214,795)
Intangible assets, net	$747,319	$665,342
Intangible liabilities:
Below-market lease intangibles	$186,583	$167,032
Total intangible liabilities	186,583	167,032
Accumulated amortization:
Below-market lease amortization	(38,868)	(30,078)
Total accumulated amortization	(38,868)	(30,078)
Intangible liabilities, net	$147,715	$136,954

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2020 (remaining)	$218,586	$7,748	$(28,347)
2021	149,473	8,414	(31,403)
2022	103,255	6,283	(24,674)
2023	69,714	3,746	(20,120)
2024	47,255	2,795	(15,506)
2025	35,649	2,087	(10,793)
Thereafter	66,843	4,538	(16,872)
	$690,775	$35,611	$(147,715)

5. Investments in Unconsolidated Entities

On February 14, 2020, the Company closed a transaction to form a new joint venture with MGM Growth Properties LLC (“MGP”) to acquire the Las Vegas real estate assets of the MGM Grand and Mandalay Bay for $4.6 billion (the “BREIT MGP JV”). MGP owns 50.1% of the joint venture, and the Company owns 49.9%. At closing, the joint venture entered into a long-term triple net master lease agreement with MGM Resorts International (“MGM”), which provides the joint venture with a full corporate guarantee of rent payments by MGM. The lease has an initial annual rent of $292 million with an initial term of 30 years with two 10-year extension options for MGM. The lease agreement provides that the rent will escalate 2% annually for the first 15 years and then the greater of (i) 2% or (ii) the increase in the consumer price index during the prior year, subject to a cap of 3%. As of March 31, 2020, the Company did not consolidate the joint venture.

The following table provides a summarized balance sheet of the BREIT MGP JV along with a reconciliation to the Company’s equity investment in unconsolidated entities ($ in thousands):

March 31, 2020
Total assets	$4,604,815
Total liabilities	(3,001,698)
Total equity of BREIT MGP JV	1,603,117

MGP's share	803,162
BREIT's share	799,955
BREIT outside basis	9,497
BREIT net investment in BREIT MGP JV	$809,452

The following table provides summarized operating data of the BREIT MGP JV along with a reconciliation to the Company’s income from unconsolidated entities ($ in thousands):

Three Months Ended March 31, 2020
Total revenue	$50,437
Net income of BREIT MGP JV	26,632

MGP's share	13,343
BREIT's share	13,289
Amortization of BREIT outside basis	(20)
BREIT net income from BREIT MGP JV	$13,269

6. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	126	L+2.67%	1/8/2025	$3,173,417	$3,166,335	$2,484,986
CMBS - fixed	49	4.1%	8/11/2027	912,585	888,815	703,616
Corporate bonds	14	5.1%	12/21/2026	321,135	320,283	268,006
CMBS - zero coupon	4	N/A	12/22/2026	236,090	129,747	113,272
CMBS - interest only	5	2.3%	9/27/2026	2,260,622	22,595	22,645
RMBS - fixed	7	4.4%	6/24/2027	23,094	23,284	18,569
Total real estate securities	205	3.7%	10/3/2025	N/M	4,551,059	3,611,094
Term loans	9	L+3.05%	8/13/2022	601,384	595,329	558,331
Mezzanine loans	1	L+6.86%	12/15/2024	134,750	134,166	124,175
Total real estate loans	10	L+3.74%	1/15/2023	736,134	729,495	682,506
Total investments in real estate debt	215	3.8%	4/28/2025	N/M	$5,280,554	$4,293,600

	December 31, 2019
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	122	L+2.70%	1/29/2025	$2,907,080	$2,899,556	$2,906,952
CMBS - fixed	43	4.2%	6/26/2027	850,738	829,403	831,970
Corporate bonds	12	5.2%	2/16/2027	276,302	276,496	288,111
CMBS - zero coupon	4	N/A	12/30/2026	236,090	127,219	136,027
RMBS - fixed	9	4.3%	7/9/2028	29,315	29,506	29,448
CMBS - interest only	5	2.3%	10/2/2026	2,261,480	23,564	23,547
Total real estate-related securities	195	4.2%	10/15/2025	N/M	4,185,744	4,216,055
Term loans	7	L+2.87%	8/30/2024	175,239	173,466	173,129
Mezzanine loans	1	L+6.86%	12/15/2024	134,750	134,078	134,076
Total real estate-related loans	8	L+4.61%	10/16/2024	309,989	307,544	307,205
Total investments in real estate debt	203	4.4%	9/21/2025	N/M	$4,493,288	$4,523,260

(1)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of March 31, 2020, one-month LIBOR was equal to 1.0%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for interest only positions.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2020				December 31, 2019
Collateral(1)	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	79	$2,294,583	$1,756,235	41%	75	$2,252,556	$2,259,102	50%
Multifamily	63	992,258	904,837	21%	61	596,184	613,470	14%
Office	36	778,295	611,103	14%	37	793,782	794,881	18%
Industrial	18	636,999	539,733	13%	14	375,975	378,147	8%
Diversified	13	322,842	279,319	7%	10	219,215	219,798	5%
Other	5	238,202	186,696	4%	5	238,202	240,558	5%
Retail	1	17,375	15,677	—%	1	17,374	17,304	—%
Total	215	$5,280,554	$4,293,600	100%	203	$4,493,288	$4,523,260	100%

(1)	Multifamily investments in real estate debt are collateralized by various forms of rental housing including single-family homes and apartments.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2020				December 31, 2019
Credit Rating	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
BB	79	$1,731,406	$1,348,367	32%	72	$1,598,930	$1,610,643	36%
Not rated	37	1,189,696	1,080,105	25%	33	764,941	773,791	17%
B	42	1,167,645	884,841	21%	40	906,609	909,587	20%
BBB	44	854,041	687,650	16%	45	885,891	891,272	20%
A	9	316,561	273,595	6%	10	319,031	320,140	7%
CCC	1	11,281	9,125	—%	—	—	—	—%
AAA	2	9,065	9,058	—%	2	9,554	9,550	—%
AA	1	859	859	—%	1	8,332	8,277	—%
Total	215	$5,280,554	$4,293,600	100%	203	$4,493,288	$4,523,260	100%

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value		Interest Income
	March 31	December 31,	Three Months Ended March 31,
	2020	2019	2020	2019
CMBS collateralized by properties	$1,321,631	$1,418,056	$16,816	$12,426
Loans collateralized by properties	124,175	134,076	3,217	—
CMBS collateralized by a loan	121,865	155,978	1,588	2,097
Total	$1,567,671	$1,708,110	$21,621	$14,523

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The terms and conditions of such affiliated CMBS held as of March 31, 2020 are consistent with the terms described in such Note.

As of March 31, 2020 and December 31, 2019, the Company’s investments in real estate debt also included $143.8 million and $186.8 million, respectively, of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $2.6 million and $1.3 million of interest income related to such CMBS during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded a net unrealized loss of $1.0 billion and unrealized gain of $31.0 million, respectively, related to investments in real estate debt as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s investments in real estate debt.

During the three months ended March 31, 2020, and 2019 the Company recognized a net realized gain of $328 thousand and $12 thousand, respectively, due to the sale or paydowns of certain of the Company’s investments in real estate debt.

7. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table is a summary of the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2020	December 31, 2019
Fixed rate
Fixed rate mortgages	3.79%	2/25/2027	N/A	$12,610,316	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.79%	2/25/2027		12,610,316	12,620,595
Variable rate
Floating rate mortgages	L+1.71%	8/12/2025	N/A	1,909,189	1,826,435
Variable rate term loans	L+1.47%	7/3/2024	N/A	2,511,964	1,533,561
Variable rate secured revolving credit facilities	L+1.52%	3/18/2025	$2,263,964	1,186,854	1,063,837
Total variable rate loans	L+1.56%	1/11/2025		5,608,007	4,423,833
Total loans secured by the Company's properties	3.48%	9/1/2026		18,218,323	17,044,428
Premium on assumed debt, net				11,683	10,794
Deferred financing costs, net				(136,764)	(125,563)
Mortgage notes, term loans, and secured revolving credit facilities, net				$18,093,242	$16,929,659

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2020, one-month LIBOR was equal to 1.0%.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of March 31, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$74,101
2021	49,824
2022	550,073
2023	696,914
2024	3,678,279
2025	3,671,942
Thereafter	9,497,190
Total	$18,218,323

On March 9, 2020, the Company paid off the mezzanine loan collateralized by certain of the Company’s industrial properties at carrying value. As such, the amortization of related deferred financing costs was accelerated resulting in a realized loss of $0.9 million recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to the executed mortgage notes, term loans, and secured revolving credit facilities agreements. These covenants require the Company, to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of March 31, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

8. Repurchase Agreements

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), HSBC Bank USA, National Association (the “HSBC MRA”), and Barclays Bank PLC (the “Barclays MRA”) to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate debt. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays MRA contains specific spread and advance rate provisions based on the rating of the underlying investments in real estate debt. The Company is in compliance with all financial covenants of the Barclays MRA.

The following tables are a summary of the Company’s repurchase agreements ($ in thousands):

	March 31, 2020
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	1/31/2021	CMBS/Corporate bonds	$1,577,125	$1,489,679	None
Barclays MRA	9/29/2021	CMBS	794,856	750,000	None
Citi MRA	3/30/2021	CMBS/RMBS	237,426	137,304	None
MS MRA	6/13/2020	CMBS	80,588	78,309	None
MUFG MRA	4/30/2020	CMBS	63,764	61,021	None
			$2,753,759	$2,516,313

	December 31, 2019
Facility	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	6/23/2020	CMBS/Corporate bonds	$1,980,951	$1,561,642	None
Barclays MRA	9/29/2021	CMBS	981,652	750,000	None
MS MRA	2/1/2020	CMBS	636,734	508,510	None
Citi MRA	1/14/2020	CMBS/Corporate bonds	266,406	205,762	None
MUFG MRA	4/30/2020	CMBS	86,332	62,561	None
BAML MRA	1/24/2020	CMBS/Corporate bonds	4,807	3,662	None
			$3,956,882	$3,092,137

(1)	Subsequent to March 31, 2020, the Company rolled its repurchase agreement contracts expiring in April and May 2020 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of the Company’s repurchase agreements was 2.28% (L+1.34%) and 2.95% (L + 1.26%) as of March 31, 2020 and December 31, 2019, respectively. The term “L” refers to the one-month, three-month or six-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”).

9. Unsecured Revolving Credit Facilities

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023 and may be extended for one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.50%. As of March 31, 2020, the capacity of the unsecured line of credit was $1.3 billion. As of March 31, 2020, the Company had a $30.0 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit. There were no other outstanding borrowings on the line of credit as of March 31, 2020.

The Company also maintains a $150.0 million unsecured line of credit with an affiliate of Blackstone of which there was no outstanding balance as of March 31, 2020. For additional information regarding the affiliate line of credit, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2020	December 31, 2019
Real estate intangibles, net	$747,319	$665,342
Equity securities	335,170	—
Receivables	157,837	101,106
Straight-line rent receivable	69,073	38,287
Prepaid expenses	40,801	28,334
Deferred leasing costs, net	31,783	28,792
Deferred financing costs, net	29,209	28,494
Pre-acquisition costs	12,099	9,861
Held for sale assets	—	143,379
Other	38,843	36,398
Total	$1,462,134	$1,079,993

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	March 31, 2020	December 31, 2019
Repurchases payable	$480,412	$—
Payable for investments in real estate debt	390,240	—
Subscriptions received in advance	290,535	796,729
Intangible liabilities, net	147,715	136,954
Accounts payable and accrued expenses	133,203	126,565
Real estate taxes payable	105,555	100,767
Prepaid rental income	88,140	87,479
Right of use lease liability - operating leases	83,325	82,880
Distribution payable	77,313	56,210
Right of use lease liability - financing leases	57,010	56,758
Accrued interest expense	51,608	50,279
Tenant security deposits	51,035	46,533
Held for sale liabilities	—	108,411
Other	78,484	42,522
Total	$2,034,575	$1,692,087

11. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of March 31, 2020, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2020
	Class S	Class I	Class T	Class D	Total
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516
Common stock issued	98,528	324,832	4,811	14,109	442,280
Distribution reinvestment	4,498	3,688	297	687	9,170
Common stock repurchased	(22,690)	(18,983)	(977)	(3,071)	(45,721)
March 31, 2020	611,149	783,816	43,898	96,382	1,535,245

Share Repurchase Plan

For the three months ended March 31, 2020, the Company repurchased 45,720,839 shares of common stock and 7,334,420 BREIT OP units representing a total of $599.8 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2020.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2020:

	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.1592	$0.1592	$0.1592	$0.1592
Stockholder servicing fee per share of common stock	(0.0239)	—	(0.0236)	(0.0070)
Net distributions declared per share of common stock	$0.1353	$0.1592	$0.1356	$0.1522

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in BREIT OP. See Note 12 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2020 ($ in thousands):

December 31, 2019	$272
Settlement of 2019 performance participation allocation	141,396
Repurchases	(83,625)
Conversion to Class I and Class B units	(48,543)
Conversion to Class I shares	(9,228)
GAAP income allocation	(20)
Distributions	(2)
Fair value allocation	—
March 31, 2020	$250

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of March 31, 2020, $22.2 million related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain of the non-controlling interests at March 31, 2020, the Company recorded an allocation adjustment of $0.5 million between Additional Paid-in Capital and Redeemable Non-controlling Interest.

12. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2020	December 31, 2019
Accrued stockholder servicing fee(1)	$548,948	$478,539
Accrued management fee	17,028	13,873
Accrued affiliate service provider expenses	7,746	6,037
Advanced organization and offering costs	5,625	6,136
Performance participation allocation	—	141,396
Other	2,140	44,162
Total	$581,487	$690,143

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

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three months ended March 31, 2020 and 2019, the Company incurred management fees of $49.5 million and $17.2 million, respectively.

During the three months ended March 31, 2020 and 2019, the Company issued 2,837,038 and 1,021,790, respectively, unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $17.0 million and $13.9 million related to the management fees as of March 31, 2020 and December 31, 2019, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During April 2020, the Adviser was issued 1,631,209 unregistered Class I shares as payment for the $17.0 million management fees accrued as of March 31, 2020. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Accrued affiliate service provider expenses and incentive compensation awards

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2020 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company (the “2020 Awards”). The Company has determined the value of the 2020 Awards to be zero. Additionally, the Company issued similar incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 (the “2019 Awards”). The value of the 2019 Awards at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of March 31, 2020, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $5.5 million and is expected to be recognized over a period of 2.8 years from March 31, 2020. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following table details the amounts incurred for affiliate service providers during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Link Industrial Properties L.L.C.	$12,331	$—	$261	$—	$514	$—
LivCor, L.L.C.	5,635	4,028	77	141	1,060	358
BRE Hotels and Resorts	3,323	654	156	118	—	—
ShopCore Properties TRS Management L.L.C.	765	402	6	5	315	15
Revantage Corporate Services, L.L.C.	488	259	—	—	—	—
Equity Office Management, L.L.C	145	—	—	—	—	—
Gateway Industrial Properties L.L.C.	—	2,095	—	236	—	27
Total	$22,687	$7,438	$500	$500	$1,889	$400

Affiliate service provider expenses and portfolio company incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. During the three months ended March 31, 2020, the Company recognized no Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was not achieved as of March 31, 2020. During the three months ended March 31, 2019, the Company recognized $20.2 million of Performance Participation Allocation expense as the performance hurdle was achieved as of March 31, 2019.

In January 2020, the Company issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2019.  Subsequent to the Class I and Class B units being issued, 7.3 million of such units were redeemed for $83.6 million and 0.8 million of such units were exchanged for unregistered Class I shares in the Company. As of March 31, 2020, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $190.3 million worth of shares of the Company and Class I and Class B units in BREIT OP. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Other

As of March 31, 2020 and December 31, 2019, the Adviser had advanced $2.1 million and $2.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Additionally, as of March 31, 2020, the Company did not have any accrued repurchases of Class I shares due to the Adviser. As of December 31, 2019, the Company had $42.1 million of accrued repurchases of Class I shares due to the Adviser.

Affiliate Title Service Provider

During the three months ended March 31, 2020, the Company paid Lexington National Land Services $1.6 million for title services related to 9 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other

As of March 31, 2020, the Company had a receivable of $3.9 million from Livcor, L.L.C. and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2020, the Company had a receivable of $1.7 million from funds affiliated with the Company’s Adviser for post-closing settlements related to the Jupiter 12 Industrial Portfolio acquisition. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

13. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2020, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms.

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2020 ($ in thousands):

	Operating Leases	Financing Leases
2020 (remaining)	$2,957	$2,255
2021	3,977	3,081
2022	4,088	3,174
2023	4,127	3,269
2024	4,180	3,367
2025	4,383	3,468
Thereafter	598,727	327,075
Total undiscounted future lease payments	622,439	345,689
Difference between undiscounted cash flows and discounted cash flows	(539,114)	(288,679)
Total lease liability	$83,325	$57,010

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2020, the weighted average remaining lease term of the Company’s operating leases and financing leases was 56 years and 76 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed ground rent expense	$1,012	$359
Variable ground rent expense	17	18
Total cash portion of ground rent expense	1,029	377
Non-cash ground rent expense	1,743	1,092
Total operating lease costs	$2,772	$1,469

The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Interest on lease liabilities	$737	$15
Amortization of right-of-use assets	252	—
Total financing lease costs	$989	$15

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, retail, office, net lease and other properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. During the current period, the Company changed its presentation for the payment of leasing commissions in the Condensed Consolidated Statement of Cash Flows as investing activities from operating activities to better align with how the Company assesses its overall investments in its properties. The Company does not believe the change in presentation to be material as the Company had $5.6 million of leasing commissions during the three months ended March 31, 2020.

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed lease payments	$477,285	$188,855
Variable lease payments	54,810	23,342
Rental revenue	$532,095	$212,197

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of March 31, 2020 ($ in thousands). Leases at the Company’s multifamily and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$679,206
2021	855,569
2022	766,079
2023	665,288
2024	579,580
2025	513,437
Thereafter	8,965,405
Total	$13,024,564

14. Segment Reporting

The Company operates in eight reportable segments: Multifamily properties, Industrial properties, Net Lease properties, Hotel properties, Retail properties, Office properties, Other properties and Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2020	December 31, 2019
Multifamily	$11,228,620	$9,695,916
Industrial	11,224,128	10,564,172
Net lease	5,064,547	4,271,196
Hotel	2,403,242	2,427,554
Retail	720,052	419,198
Office	138,030	138,912
Other properties	156,939	145,411
Investments in real estate debt	5,339,232	4,565,385
Other (Corporate)	788,915	812,079
Total assets	$37,063,705	$33,039,823

The following table sets forth the financial results by segment for the three months ended March 31, 2020 ($ in thousands):

	Multifamily	Industrial	Net Lease	Hotel	Retail	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$227,119	$201,397	$82,795	$—	$14,243	$2,977	$3,564	$—	$532,095
Hotel revenue	—	—	—	127,472	—	—	—	—	127,472
Other revenue	12,085	841	—	1,574	278	90	447	—	15,315
Total revenues	239,204	202,238	82,795	129,046	14,521	3,067	4,011	—	674,882
Expenses:
Rental property operating	104,560	57,170	101	—	3,420	1,035	2,102	—	168,388
Hotel operating	—	—	—	99,306	—	—	—	—	99,306
Total expenses	104,560	57,170	101	99,306	3,420	1,035	2,102	—	267,694
Income from unconsolidated entities	—	—	13,269	—	—	—	—	—	13,269
Income (loss) from investments in real estate debt	—	—	—	—	—	—	—	(1,016,147)	(1,016,147)
Segment net operating income (loss)	$134,644	$145,068	$95,963	$29,740	$11,101	$2,032	$1,909	$(1,016,147)	$(595,690)

Depreciation and amortization	$(127,326)	$(138,124)	$(28,155)	$(22,793)	$(8,635)	$(1,543)	$(2,229)	$—	$(328,805)

General and administrative									(27,910)
Management fee									(49,502)
Performance participation allocation									—
Net gain on disposition of real estate									371
Interest income									1,747
Interest expense									(188,504)
Loss on extinguishment of debt									(1,237)
Other income (expense)									(27,620)
Net loss									$(1,217,150)
Net loss attributable to non-controlling interests in third party joint ventures									$237
Net loss attributable to non-controlling interests in BREIT OP									16,826
Net loss attributable to BREIT stockholders									$(1,200,087)

The following table sets forth the financial results by segment for the three months ended March 31, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$127,898	$81,301	$—	$2,998	$—	$212,197
Hotel revenue	—	—	75,266	—	—	75,266
Other revenue	7,611	217	1,727	73	—	9,628
Total revenues	135,509	81,518	76,993	3,071	—	297,091
Expenses:
Rental property operating	61,824	24,861	—	1,126	—	87,811
Hotel operating	—	—	51,320	—	—	51,320
Total expenses	61,824	24,861	51,320	1,126	—	139,131
Income (loss) from investments in real estate debt	—	—	—	—	61,683	61,683
Segment net operating income	$73,685	$56,657	$25,673	$1,945	$61,683	$219,643

Depreciation and amortization	$(78,534)	$(45,022)	$(14,426)	$(1,497)	$—	$(139,479)

General and administrative						(3,181)
Management fee						(17,177)
Performance participation allocation						(20,163)
Interest income						194
Interest expense						(91,587)
Other income (expense)						1,654
Net loss						$(50,096)
Net loss attributable to non-controlling interests in third party joint ventures						$2,036
Net loss attributable to non-controlling interests in BREIT OP						1,214
Net loss attributable to BREIT stockholders						$(46,846)

15. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings.

16. Subsequent Events

Acquisitions

Subsequent to March 31, 2020, the Company acquired an aggregate of $460.7 million of real estate, exclusive of closing costs, across three separate transactions.

Proceeds from the Issuance of Common Stock

Subsequent to March 31, 2020, the Company had received net proceeds of $691.9 million from the issuance of its common stock.

Repurchases

Subsequent to March 31, 2020, the Company repurchased $105.8 million of shares of our common stock/units.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions and statements regarding future performance. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2019, which are accessible on the SEC’s website at www.sec.gov, as well as those set forth in Part II Item 1A Risk Factors herein. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

BREIT invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate debt. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of The Blackstone Group Inc. (“Blackstone”), a leading investment manager, which serves as our sponsor. We currently operate our business in eight reportable segments: Industrial, Multifamily, Net Lease, Hotel, Retail, Office and Other Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture.

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

As of May 15, 2020, we had received net proceeds of $18.2 billion from the Offering and the sale of unregistered shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

Recent Developments

The global outbreak of COVID-19 has adversely impacted global commercial activity and contributed to significant volatility in financial markets. Many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and limiting operations for non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting a number of industries, such as retail, transportation, hospitality and entertainment, as well as negatively impacting most investment asset classes, including real estate. Although global growth will be significantly negatively impacted by the COVID-19 pandemic, the ultimate length of the period of economic contraction or recession is uncertain.

In accordance with local government guidance and social distancing recommendations, the vast majority of the employees of our Adviser have been working remotely since mid-March 2020. The Adviser’s technology infrastructure has proven to be robust and capable of supporting this model. The Adviser has implemented rigorous protocols for remote work, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. The Adviser is leveraging technology to ensure its teams stay connected and productive, and that its culture remains strong even in these unusual circumstances. The Adviser continues to operate across investment, asset management and corporate support functions.

Impact of COVID-19 - Results of Operations

Rent collections and occupancy across our multifamily, industrial, retail, net lease, office, and other segments during the three months ended March 31, 2020 remained strong and consistent with prior periods. However, beginning in the April 2020 rent collections at our multifamily, industrial, retail, office, and other properties have been adversely impacted by COVID-19. Additionally, certain of our tenants impacted by the COVID-19 pandemic have requested temporary rent deferral or other forms of rent relief. April rent collections for our multifamily, industrial, net lease, retail, and office properties were only 2.5% lower compared to a typical month.

Beginning in March 2020, our hotel segment experienced a material decrease in occupancy, ADR, and RevPAR due to the full closure of our two full service hotels and our select service property located in Hawaii. In addition, certain of our select service hotels in common markets have consolidated operations into a single property. These conditions impacted the performance of our hotel assets in March 2020 and we expect significantly reduced occupancy, ADR, and RevPAR at our hotel properties to continue as properties remain closed or operate at reduced capacity as quarantines and travel restrictions remain in place. See “—Results of Operations – Same Property Results of Operations.”

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March, causing a broad-based market decline across securities including CMBS. This had a significant impact on our investments in real estate debt, which consist mostly of single asset, single borrower CMBS with assets and borrowers that the Adviser believes to be of high quality. See “—Results of Operations – Income (Loss) on Investments in Real Estate Debt.”

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our NAV and liquidity and capital resources see “—Impact of COVID-19 on Our NAV” and “—Liquidity and Capital Resources” below.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, and our prospectus dated April 21, 2020 and filed with the SEC, as supplemented, as well as Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2020 Highlights

Operating Results:

•	Raised $5.1 billion of proceeds during the three months ended March 31, 2020 from the sale of our common stock.
•

Declared monthly net distributions totaling $207.1 million for the three months ended March 31, 2020 resulting in annualized distribution rates of 4.7% for Class S, 5.6% for Class I, 4.8% for Class T, and 5.4% for Class D. The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

•

Year-to-date total return through March 31, 2020, without upfront selling commissions, was -7.7% for Class S, -7.5% for Class I, -7.7% for Class T, and -7.5% for Class D shares. Year-to-date total return assuming full upfront selling commissions was -10.8% for Class S, -10.8% for Class T, and -8.9% for Class D shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Inception-to-date total return without upfront selling commissions of 6.1% for Class S, 7.0% for Class I, 6.0% for Class T, and 6.7% for Class D shares. Total return assuming maximum upfront selling commissions of 5.0% for Class S, 4.7% for

Class T shares and 6.2% for Class D. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

Investments:

•

Acquired 74 industrial, 22 multifamily, six retail and two self-storage properties across 10 transactions with a total purchase price of $2.7 billion, inclusive of closing costs, during the three months ended March 31, 2020. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.

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

•

Made 29 investments in real estate debt with a total cost basis of $871.2 million consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds and term loans of real estate-related companies.

Financings:

•	Continued our strategy of obtaining revolving credit capacity by adding an additional $305.9 million of revolving credit capacity.
•

Closed or assumed an aggregate $1.1 billion in property-level financing and reduced the financings secured by our investments in real estate debt by $0.6 billion during the three months ended March 31, 2020.

Overall Portfolio:

•

Our 1,158 properties as of March 31, 2020 consisted of Multifamily (38% based on fair value), Industrial (37%), Net Lease (16%), Hotel (6%), Retail (2%), Office (<1%), and Other (<1%), and our portfolio of real estate was concentrated in the following regions: West (42%), South (32%), East (15%), and Midwest (11%).

•

Investments in real estate debt as of March 31, 2020 were diversified by credit rating — BB (32% based on fair value), Not Rated (25%), B (21%), BBB (16%), A (6%), AA (<1%), AAA (<1%), and CCC (<1%) and collateral backing — Hospitality (41%), Multifamily (21%), Office (14%), Industrial (13%), Diversified (7%), Other (4%), and Retail (<1%).

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our real estate(1) and investments in real estate debt based on fair value as of March 31, 2020:

Real Estate Investments

The following charts further describe the diversification of our real estate investments(1) based on fair value as of March 31, 2020:

(1

) Real estate investments includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. “Geography” weighting is measured as the asset value of real estate properties and unconsolidated investments for each geographical category (South, East, West, Midwest) against the total asset value of all (i) real estate properties, excluding the value of any third party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our portfolio composition in real properties based on fair value as of March 31, 2020:

LAS VEGAS
21%
DENVER
3%
CHICAGO
5%
ATLANTA
7%
LOS ANGELES
3%
PHOENIX
5%
DALLAS
6%
ORLANDO
5%
SAN ANTONIO
2%
MIAMI
2%
OTHER U.S. MARKETS
41%
MORE THAN 10%
5 — 10%
LESS THAN 5%

As of March 31, 2020, we had acquired 1,158 properties resulting in a diversified portfolio of income producing assets primarily consisting of Multifamily and Industrial properties, and to a lesser extent Net Lease, Hotel, Retail, Office and Other properties, concentrated in growth markets across the U.S. The following table provides a summary of our portfolio as of March 31, 2020:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue(4)	Percentage of Total Revenues
Multifamily(5)	221	71,577 units	94%	$14,130	$12,277,549	$239,204	35%
Industrial	838	137,201 sq. ft.	94%	$4.86	11,699,873	202,238	29%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,118,472	96,064	14%
Hotel	59	9,968 keys	76%	$166.83/$126.24	2,109,403	129,046	18%
Retail	13	1,933 sq. ft.	97%	$22.81	713,552	14,521	2%
Office	1	228 sq. ft.	95%	$28.95	127,769	3,067	1%
Other	23	1,458 sq. ft.	96%	$11.45	172,422	4,011	1%
Total	1,158				$32,219,040	$688,151	100%

(1)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of March 31, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of March 31, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2020. The occupancy rate for our hotel investments includes paid occupied rooms for the twelve months ended March 31, 2020. Hotels owned less than twelve months are excluded from the average occupancy rate calculation.
(2)

For industrial, manufactured housing, retail, office and self-storage properties, represents the annualized March 31, 2020 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, represents the base rent for the three months ended March 31, per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the twelve months ended March 31, 2020. Hotels owned less than twelve months are excluded from the ADR and RevPAR calculations.

(3)	Based on fair value as of March 31, 2020.
(4)	Net lease segment revenue includes income from unconsolidated entities.
(5)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our portfolio of real properties as of March 31, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	94%
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	97%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	96%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	20	Various	Various	90%	4,584 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	94%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	96%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	95%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	95%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	92%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	95%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	95%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	96%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	88%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	94%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	95%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	93%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	91%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	94%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	92%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	91%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	93%
Haven 124	1	Denver, CO	Sept. 2019	100%	562 units	93%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	92%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	93%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	72%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	95%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	89%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	93%
Acorn Multifamily Portfolio	19	Various	Feb. 2020	98%	7,371 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	97%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	96%
Southwest MH	14	Various	June 2018	99%	3,065 units	83%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	94%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	69%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	87%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	940 units	85%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	79%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MH	1	Clearwater, FL	March 2020	99%	88 units	100%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,676 units	97%
Total Multifamily	221				71,577 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	96%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	21,174 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,011 sq. ft.	92%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	97%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	93%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	89%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June 2019	90%	1,471 sq. ft.	100%
Patriot Park	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	90%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	93%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	98%
Pancal Industrial Portfolio	9	Various	Feb. 2020	100%	1,320 sq. ft.	96%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Total Industrial	838				137,201 sq. ft.

Net Lease:
Bellagio	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	77%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	74%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	76%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	74%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	75%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	80%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	89%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	72%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	70%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	77%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	74%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	77%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	84%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	N/A
Urban 2-Pack	2	Chicago, IL & Arlington, VA	July 2019	100%	636 keys	N/A
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	N/A

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
RHW Portfolio	9	Various	Nov. 2019	100%	923 keys	N/A
Total Hotel	59				9,968 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	94%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	95%
Total Retail	13				1,933 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Total Office	1				228 sq. ft.

Other:
East Coast Storage Portfolio	21	Various	Aug. 2019	97%	1,347 sq. ft.	86%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	97%	111 sq. ft.	85%
Total Other	23				1,458 sq. ft.

Total Investments in Real Estate	1,158

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests. The table includes properties owned by an unconsolidated entity.

(2)	Multifamily includes various forms of rental housing such as apartments, student housing and manufactured housing. Multifamily units include manufactured housing sites and student housing beds.
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of March 31, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of March 31, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2020. The occupancy rate for our hotel investments is the average occupancy rate for the twelve months ended March 31, 2020. The occupancy rate for hotels owned less than twelve months is not included.

Subsequent to March 31, 2020, we acquired an aggregate of $460.7 million of real estate, exclusive of closing costs, across three separate transactions.

Impact of COVID-19 – Impairment Analysis

As of March 31, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of March 31, 2020, the undiscounted cash flows of our real estate investments exceeded carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. Due to the rapidly evolving environment, we will continue to evaluate the feasibility of our cash flow assumptions, which may result in impairments to certain of our investments in future periods.

Lease Expirations

The following schedule details the expiring leases at our consolidated industrial, retail, office and net lease properties by annualized base rent and square footage as of March 31, 2020 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (remaining)	302	$43,756	5%	8,029	6%
2021	483	101,251	11%	20,752	15%
2022	520	107,805	12%	21,128	16%
2023	402	104,642	11%	21,595	16%
2024	349	72,515	8%	14,276	11%
2025	203	50,512	6%	9,248	7%
2026	88	59,608	7%	13,144	10%
2027	74	44,225	5%	8,788	7%
2028	61	25,955	3%	3,914	3%
2029	51	27,952	3%	4,018	3%
Thereafter	53	276,875	29%	10,094	6%
Total	2,586	$915,096	100%	134,986	100%

(1)

Annualized base rent is determined from the annualized March 31, 2020 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of March 31, 2020:

As of March 31, 2020, our investments in real estate debt consisted of 184 investments in CMBS, 14 corporate bond investments, 10 loans, and seven investments in RMBS. The following table details our investments in real estate debt as of March 31, 2020 ($ in thousands):

	March 31, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	126	L+2.67%	1/8/2025	$3,173,417	$3,166,335	$2,484,986
CMBS - fixed	49	4.1%	8/11/2027	912,585	888,815	703,616
Corporate bonds	14	5.1%	12/21/2026	321,135	320,283	268,006
CMBS - zero coupon	4	N/A	12/22/2026	236,090	129,747	113,272
CMBS - interest only	5	2.3%	9/27/2026	2,260,622	22,595	22,645
RMBS - fixed	7	4.4%	6/24/2027	23,094	23,284	18,569
Total real estate securities	205	3.7%	10/3/2025	N/M	4,551,059	3,611,094
Term loans	9	L+3.05%	8/13/2022	601,384	595,329	558,331
Mezzanine loans	1	L+6.86%	12/15/2024	134,750	134,166	124,175
Total real estate loans	10	L+3.74%	1/15/2023	736,134	729,495	682,506
Total investments in real estate debt	215	3.8%	4/28/2025	N/M	$5,280,554	$4,293,600

(1)	The term “L” refers to the one-month U.S. dollar-denominated London Interbank Offer Rate (“LIBOR”). As of March 31, 2020, one-month LIBOR was 1.0%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)	Represents notional amount for CMBS interest only positions.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 12 to our condensed consolidated financial statements included herein and Note 11 to the consolidated finance statements included in our Annual Report on form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended March 31,		2020 vs. 2019
	2020	2019	$
Revenues
Rental revenue	$532,095	$212,197	$319,898
Hotel revenue	127,472	75,266	52,206
Other revenue	15,315	9,628	5,687
Total revenues	674,882	297,091	377,791
Expenses
Rental property operating	168,388	87,811	80,577
Hotel operating	99,306	51,320	47,986
General and administrative	27,910	3,181	24,729
Management fee	49,502	17,177	32,325
Performance participation allocation	—	20,163	(20,163)
Depreciation and amortization	328,805	139,479	189,326
Total expenses	673,911	319,131	354,780
Other income (expense)
Income from unconsolidated entities	13,269	—	13,269
Income (loss) from investments in real estate debt	(1,016,147)	61,683	(1,077,830)
Net gain on disposition of real estate	371	—	371
Interest income	1,747	194	1,553
Interest expense	(188,504)	(91,587)	(96,917)
Loss on extinguishment of debt	(1,237)	—	(1,237)
Other income (expense)	(27,620)	1,654	(29,274)
Total other income (expense)	(1,218,121)	(28,056)	(1,190,065)
Net loss	$(1,217,150)	$(50,096)	$(1,167,054)
Net loss attributable to non-controlling interests in third party joint ventures	$237	$2,036	$(1,799)
Net loss attributable to non-controlling interests in BREIT OP	16,826	1,214	15,612
Net loss attributable to BREIT stockholders	$(1,200,087)	$(46,846)	$46,845
Net loss per share of common stock — basic and diluted	$(0.86)	$(0.10)	$(0.76)

Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since March 31, 2019, our revenues and operating expenses for the three months ended March 31, 2020 and 2019 are not comparable. However, certain properties in our portfolio were owned for both the full three months ended March 31, 2020 and 2019 and are further discussed below.

General and Administrative Expenses

During the three months ended March 31, 2020, general and administrative expenses increased $24.7 million compared to the corresponding period in 2019, primarily due to a $20.8 million forfeited deposit related to a transaction we decided not to pursue. The remaining variance is due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three months ended March 31, 2020, the management fee increased by $32.3 million, compared to the corresponding period in 2019. The increase was primarily due to the $10.5 billion growth of our NAV from March 31, 2019 to March 31, 2020.

Performance Participation Allocation

During the three months ended March 31, 2020, the unrealized performance participation allocation was zero due to the performance hurdle not being achieved. For the three months ended March 31, 2019, the performance participation allocation accrual was $20.2 million.

Depreciation and Amortization

During the three months ended March 31, 2020, depreciation and amortization increased $189.3 million compared to the corresponding period in 2019. The increase was driven by the growth in our portfolio, which increased from 491 properties as of March 31, 2019 to 1,156 properties as of March 31, 2020.

Income from Unconsolidated Entities

During the three months ended March 31, 2020, we recorded $13.3 million of income from unconsolidated entities related to our investment in the BREIT MGM Joint Venture. We did not have any unconsolidated investments during the corresponding period in 2019.

Income (Loss) from Investments in Real Estate Debt

During the three months ended March 31, 2020, income from our investments in real estate debt decreased $1.1 billion, compared to the corresponding period in 2019. The decrease was primarily due to unrealized mark-to-market declines across our investments in real estate debt due to significant market volatility caused by COVID-19. While our investments in real estate debt were marked down, we believe our portfolio is well protected with sufficient subordination at a 55% weighted‐average loan-to-value (“LTV”). The LTV is calculated by summing the original balance of a loan and all debt with a senior claim on the loan’s collateral, and dividing the result by the value of the loan’s collateral at origination or purchase.

Interest Expense

During the three months ended March 31, 2020, interest expense increased $96.9 million compared to the corresponding period in 2019. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other income (expense)

During the three months ended March 31, 2020, other income (expense) decreased $29.3 million compared to the corresponding period in 2019. The decrease was primarily due to a $37.1 million unrealized loss on our equity securities offset by $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties that were previously classified as held for sale as of December 31, 2019 and $3.2 million of dividends earned on our investments in equity securities.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater for properties other than hotels) and properties held for sale are excluded from same property results and are considered non-same property. We do not consider our investments in real estate debt segment to be same property.

For the three months ended March 31, 2020 and 2019, our same property portfolio consisted of 105 multifamily, 322 industrial, 25 hotel, and three retail properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense, and (iii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from unconsolidated entities, (f) income from investments in real estate debt, (g) net gain on dispositions of real estate, (h) interest income, and (i) loss on extinguishment of debt.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$
Net loss attributable to BREIT stockholders	$(1,200,087)	$(46,846)	$(1,153,241)
Adjustments to reconcile to same property NOI
General and administrative	27,910	3,181	24,729
Management fee	49,502	17,177	32,325
Performance participation allocation	—	20,163	(20,163)
Affiliate incentive compensation awards	500	500	—
Depreciation and amortization	328,805	139,479	189,326
Income from unconsolidated entities	(13,269)	—	(13,269)
Income from investments in real estate debt	1,016,147	(61,683)	1,077,830
Net gain on disposition of real estate	(371)	—	(371)
Interest income	(1,747)	(194)	(1,553)
Interest expense	188,504	91,587	96,917
Loss on extinguishment of debt	1,237	—	1,237
Other income (expense)	27,620	(1,654)	29,274
Net loss attributable to non-controlling interests in third party joint ventures	(237)	(2,036)	1,799
Net loss attributable to non-controlling interests in BREIT OP	(16,826)	(1,214)	(15,612)
NOI	407,688	158,460	249,228
Non-same property NOI	253,997	1,316	252,681
Same property NOI	$153,691	$157,144	$(3,453)

The following table details the components of same property NOI for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$205,622	$200,246	$5,376	3%
Hotel revenue	62,872	74,594	(11,722)	(16)%
Other revenue	8,687	9,125	(438)	(5)%
Total revenues	277,181	283,965	(6,784)	(2)%

Rental property operating	74,664	76,416	(1,752)	(2)%
Hotel operating	48,826	50,405	(1,579)	(3%)
Total expenses	123,490	126,821	(3,331)	(3)%
Same property NOI	$153,691	$157,144	$(3,453)	(2)%

Same Property – Rental Revenue

Same property rental revenue increased $5.4 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was due to a $6.7 million increase in base rental revenue partially offset by a $1.3 million decrease in tenant reimbursement income.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Three Months Ended March 31,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$118,706	$113,260	$5,446	—%	+4%
Industrial	63,325	62,170	1,155	(1)%	+5%
Retail	2,484	2,408	76	—%	+2%
Total base rental revenue	$184,515	$177,838	$6,677

(1)	The annualized base rent per leased square foot or unit for the three months ended March 31, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue decreased $11.7 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $172 to $167 while occupancy decreased 14% and RevPAR decreased from $130 to $103 during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decreases can be attributed to closures of our full-service hotels and reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

Same Property –Other Revenue

Same property other revenue decreased $0.4 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease in other revenue for the three months ended March 31, 2020 was primarily a result of lower non-recurring lease related fees such as late fees and termination fees at our multifamily properties.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $1.8 million during the three months ended March 31, 2020, compared to the corresponding period in 2019. The decrease in rental property operating expenses for the three months ended March 31, 2020 was primarily the result of a decrease in general operating expenses related to the decrease in occupancy at our industrial properties and a decrease in snow removal expenses at our industrial and retail properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $1.6 million during the three months ended March 31, 2020, compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of closures of our full-service hotels and reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

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

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized (gains) losses from changes in the fair value of investments in real estate debt, (v) forfeited investment deposits (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us, (viii) gain or loss on involuntary conversion, (ix) realized (gains) losses on extinguishment of debt, and (x) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on investments in real estate debt and (ii) management fee paid in shares or BREIT OP units even if repurchased by us, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital projects, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with

GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to BREIT stockholders	$(1,200,087)	$(46,846)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	334,122	139,479
Net gain on disposition of real estate	(371)	—
Amount attributable to non-controlling interests for above adjustments	(10,816)	(7,198)
FFO attributable to BREIT stockholders	(877,152)	85,435
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(35,174)	(2,191)
Amortization of above- and below-market lease intangibles	(3,718)	(1,715)
Amortization of mortgage premium/discount	(230)	(18)
Unrealized (gains) losses from changes in the fair value of financial instruments	1,104,394	(30,003)
Net forfeited investment deposits	12,750	—
Amortization of restricted stock awards	100	100
Non-cash performance participation allocation	—	20,163
Non-cash incentive compensation awards to affiliated service providers	500	500
Gain on involuntary conversion	—	(1,314)
Loss on extinguishment of debt	1,237	—
Amount attributable to non-controlling interests for above adjustments	(13,425)	349
AFFO attributable to BREIT stockholders	189,282	71,306
Adjustments to arrive at FAD:
Management fee paid in shares	49,502	17,177
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(23,617)	(9,248)
Stockholder servicing fees	(15,424)	(7,758)
Realized (gains) losses on investments in real estate debt	1,365	(15)
Amount attributable to non-controlling interests for above adjustments	(433)	(211)
FAD attributable to BREIT stockholders	$200,675	$71,251

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

Impact of COVID-19 on Our NAV

For the month ending March 31, 2020, BREIT’s Class S NAV per share declined $0.98, from $11.44 as of February 29, 2020 to $10.46 as of March 31, 2020. BREIT’s Class I NAV per share declined from $11.42 to $10.44, BREIT’s Class D NAV per share declined from $11.27 to $10.31 and BREIT’s Class T NAV per share declined from $11.23 to $10.27. This price movement was the result of BREIT’s rigorous monthly valuation process and was driven by unrealized mark-to-market declines across our investments in real estate debt portfolio, as well as reduced valuations of our real estate properties from incorporating our estimate of the impact of the global outbreak of COVID-19.

Real Estate Portfolio Valuation

•	Reduced property values were generally attributable to the following factors relating to COVID-19:

•	Anticipated lower income due to reduced occupancy and rent collections
•	Slower forecasted rental growth
•	Rent relief requests, which have been modest to date

•	Reductions in projected lease-up of vacant space
•

Decreased current and future cash flows at our hospitality assets due to closures of our two full-service hotels and reduced occupancy at our select-service properties, the majority of which remain open, and the forecasted timing for operations to return to stabilization

•	The Adviser valued each of our properties as of March 31, 2020 to account for this potential near-term softness in the market, even in the most resilient sectors like multifamily and industrial

Investments in Real Estate Debt Valuation

•

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March, causing a broad-based market decline across securities including CMBS. This had a significant impact on BREIT’s investments in real estate debt, which consist mostly of single asset, single borrower CMBS with high-quality assets and borrowers

•	Despite these mark-to-market declines, none of which were realized as of March 31, 2020, we remain optimistic in the strength of our investments in real estate debt on a hold-to-maturity basis

During the March review period, our thorough approach to valuations took into account changes in the investment environment as the COVID-19 situation continued to evolve. We believe that our valuation process incorporates the most current information available as of March 31, 2020, and reflects the ongoing significant market volatility and uncertainty resulting from the COVID-19 pandemic.

BREIT’s rigorous monthly valuation process includes the following key components:

•

Every property in our real estate portfolio is valued on a monthly basis by the Adviser using robust, bottom-up discounted cash flow valuations with updated assumptions, which are approved by senior management of the Company and Blackstone Real Estate in monthly committee meetings

•	Every property is appraised at least annually by an independent third party

•

BREIT’s independent valuation advisor reviews the Adviser’s monthly valuations on each investment and independent third-party appraisals and provides positive assurance of reasonableness of the property valuations

•	A substantially similar process is used by Blackstone Real Estate’s institutional open-end core+ funds, which have some of the largest institutional investors in the world

•

BREIT’s investments in real estate debt are generally valued based on market quotations from pricing vendors, taking an average of quotations when available, with an average of four or more quotations in March 2020

•	State Street, our administrator, calculates our NAV with oversight and reporting from the Adviser

•

Our board of directors, including a majority of our independent directors, adopted our Net Asset Value Calculation and Valuation Guidelines (as disclosed in our prospectus), appointed our independent valuation advisor and meets with representatives from the independent valuation advisor periodically

For more information on our Net Asset Value Calculation and Valuation Guidelines please refer to our prospectus. Please also refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our prospectus dated April 21, 2020 and filed with the SEC, as supplemented, and elsewhere in this quarterly report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D, and Class I common stockholders, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of March 31, 2020 ($ and shares/units in thousands):

Components of NAV	March 31, 2020
Investments in real estate	$31,366,743
Investments in real estate debt	4,293,600
Investments in unconsolidated entities	852,297
Cash and cash equivalents	738,553
Restricted cash	948,610
Other assets	611,644
Mortgage notes, term loans, and revolving credit facilities, net	(18,027,301)
Repurchase agreements	(2,516,313)
Subscriptions received in advance	(290,535)
Other liabilities	(1,468,216)
Accrued performance participation allocation	—
Management fee payable	(17,028)
Accrued stockholder servicing fees (1)	(5,179)
Non-controlling interests in joint ventures	(237,037)
Net Asset Value	$16,249,838
Number of outstanding shares/units	1,557,132

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $5.2 million accrued for purposes of our NAV and the $548.9 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2020 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$6,394,871	$8,182,363	$450,871	$993,254	$228,479	$16,249,838
Number of outstanding shares/units	611,149	783,816	43,898	96,382	21,887	1,557,132
NAV Per Share/Unit as of March 31, 2020	$10.4637	$10.4391	$10.2709	$10.3054	$10.4391

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2020 valuations, based on property types. Once we own more than one office property we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.7%	5.3%
Industrial	7.2%	5.7%
Net Lease	7.4%	6.5%
Hotel	9.2%	9.4%
Retail	7.7%	6.1%
Other	7.3%	6.9%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Net Lease Investment Values	Hotel Investment Values	Retail Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+1.3%	+1.1%	+1.8%	+1.8%
(weighted average)	0.25% increase	(1.9%)	(2.1%)	(1.3%)	(1.1%)	(1.8%)	(1.7%)
Exit Capitalization Rate	0.25% decrease	+3.1%	+2.7%	+2.6%	+2.2%	+2.6%	+2.0%
(weighted average)	0.25% increase	(2.8%)	(3.0%)	(2.4%)	(2.1%)	(2.4%)	(1.9%)

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

March 31, 2020
Stockholders’ equity	$13,464,056
Non-controlling interests attributable to BREIT OP	190,241
Redeemable non-controlling interest	250
Total partners' capital of BREIT OP under U.S. GAAP	13,654,547
Adjustments:
Accrued stockholder servicing fee	543,769
Organization and offering costs	5,625
Unrealized net real estate and debt appreciation	412,657
Accumulated depreciation and amortization	1,633,240
NAV	$16,249,838

The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.

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

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.1592 per share for the three months ended March 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2020:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2020	$0.0451	$0.0534	$0.0452	$0.0510
February 28, 2020	0.0451	0.0529	0.0452	0.0506
March 31, 2020	0.0451	0.0529	0.0452	0.0506
Total	$0.1353	$0.1592	$0.1356	$0.1522

The following tables summarize our distributions declared during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$93,940	45%	$24,968	36%
Reinvested in shares	113,134	55%	44,574	64%
Total distributions	$207,074	100%	$69,542	100%
Sources of Distributions
Cash flows from operating activities	$207,074	100%	$69,542	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$207,074	100%	$69,542	100%

Cash flows from operating activities	$209,039		$73,036
Funds from Operations	$(877,152)		$85,435
Adjusted Funds from Operations	$189,282		$71,306
Funds Available for Distribution	$200,675		$71,251

Through March 31, 2020, our distributions have been funded entirely from cash flows from operations.

Liquidity and Capital Resources

Subsequent to March 31, 2020, the global outbreak of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $2.9 billion of immediate liquidity as of May 15, 2020, made up of $2.7 billion of undrawn line of credit capacity and $0.2 billion of cash on hand.

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, operating expenses, capital expenditures, margin calls under our reverse repurchase agreements, and to pay debt service on our outstanding indebtedness we may incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation allocation in cash), and general corporate expenses. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Subsequent to March 31, 2020, we have experienced a decline in net proceeds received from our Offering and from the sale of unregistered shares of our common stock. In addition, beginning in March 2020 we have experienced increased repurchases under our repurchase plan. However, we continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

As of March 31, 2020, our indebtedness included loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and HSBC Bank USA, National Association (the “HSBC MRA”) secured by our investments in real estate debt, and unsecured lines of credit.

The following table is a summary of our indebtedness as of March 31, 2020 ($ in thousands):

				Principal Balance as Of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.79%	2/25/2027	N/A	$12,610,316	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.79%	2/25/2027		12,610,316	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.71%	8/12/2025	N/A	1,909,189	1,826,435
Variable rate term loans	L+1.47%	7/3/2024	N/A	2,511,964	1,533,561
Variable rate secured revolving credit facilities	L+1.52%	3/18/2025	$2,263,964	1,186,854	1,063,837
Total variable rate loans	L+1.56%	1/11/2025		5,608,007	4,423,833
Total loans secured by our properties	3.48%	9/1/2026		18,218,323	17,044,428

Repurchase agreement borrowings secured by our investments in real estate debt:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		1/16/2021	N/A	1,766,313	2,342,137
Total repurchase agreement borrowings secured by our investments in real estate debt(5)	2.95%			2,516,313	3,092,137

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.50%	2/22/2023	1,275,000	—	—
Affiliate line of credit	L+2.50%	1/22/2021	150,000	—	—
Total unsecured loans			1,425,000	—	—

Total indebtedness				$20,734,636	$20,136,565

(1)

The term “L” refers to (i) the one-month LIBOR with respect to loans secured by our properties and unsecured loans, and (ii) the one-month, three-month and twelve-month LIBOR with respect to the repurchase agreement borrowings.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in May 2020 into new contracts.
(4)	Includes RBC MRA, Citi MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA.
(5)	Weighted average interest rate based on L+1.34.

As of May 15, 2020, we had received net proceeds of $7.6 billion from selling an aggregate of 705,040,067 shares of our common stock in the Current Offering (consisting of 373,087,939 Class S shares, 234,874,098 Class I shares, 23,718,916 Class T shares, and 73,359,114 Class D shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$209,039	$73,036
Cash flows used in investing activities	(4,242,095)	(863,490)
Cash flows provided by financing activities	4,610,517	1,124,697
Net increase in cash and cash equivalents and restricted cash	$577,461	$334,243

Cash flows provided by operating activities increased $136.0 million during the three months ended March 31, 2020 compared to the corresponding period in the 2019 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities increased $3.4 billion during the three months ended March 31, 2020 compared to the corresponding period in primarily due to an increase of $1.8 billion in the acquisition of real estate investments, $0.8 billion due to our investment in unconsolidated entities, $0.4 billion related to our investments in real estate-related equity securities and a net increase in the investments in real estate debt of $0.4 billion.

Cash flows provided by financing activities increased $3.5 billion during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to a net increase of $3.5 billion from the issuance of our common stock and a net increase in borrowings of $0.2 billion. The increase was offset by a decrease of $0.1 billion in subscriptions received in advance and $0.1 billion of redemption of redeemable non-controlling interest.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate debt, and revenue recognition to be our critical accounting policies. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2020 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$24,815,039	$2,487,157	$2,638,793	$5,640,028	$14,049,061
Ground leases	968,128	6,920	14,414	15,054	931,740
Organizational and offering costs	5,625	2,045	3,580	—	—
Other	14,090	3,777	7,676	2,637	—
Total	$25,802,882	$2,499,899	$2,664,463	$5,657,719	$14,980,801

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at March 31, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2020, the outstanding principal balance of our variable rate indebtedness was $8.1 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, six-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, three month Euro denominated LIBOR or six month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three months ended March 31, 2020, a 10% increase in the Reference Rates would have resulted in increased interest expense of $2.2 million.

Investments in Real Estate Debt

As of March 31, 2020, we held $4.3 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2020, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.8 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate debt is unknown. As of March 31, 2020, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in a change in the carrying value of our investments in real estate debt of $429.4 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we are supplementing the risk factors discussed in our Annual Report with the risk factor “The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruption in the U.S. and global economy and has had an adverse impact on our performance and results of operations" disclosed in our prospectus dated April 21, 2020, which should be read in conjunction with the risk factors contained in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 12 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended March 31, 2020, the Adviser elected to receive its management fee in Class I shares and we issued 2,837,038 unregistered Class I shares to the Adviser in satisfaction of the management fee for January and February 2020. Additionally, we issued 1,631,209 unregistered Class I shares to the Adviser in April 2020 in satisfaction of the March 2020 management fee.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended March 31, 2020, we received $2.9 billion from selling 250.6 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

Share Repurchases

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares and Class D shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, to and suspensions of the share repurchase plan will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or special or periodic report filed by us. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Once the share repurchase plan is suspended, our board of directors must affirmatively authorize the recommencement of the plan before stockholder requests will be considered again.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2020	1,633,284	0.1%	11.40	1,633,284	—
February 2020	1,482,983	0.1%	11.46	1,482,983	—
March 2020	42,604,572	3.0%	11.27	42,604,572	—
Total	45,720,839	N/M	$11.28	45,720,839	—

(1)

Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

(2)	All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units, and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1*	Articles of Amendment of Blackstone Real Estate Income Trust, Inc., filed on March 31, 2020
4.1

Share Repurchase Plan (filed as Exhibit 4.1 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-225566) filed on April 21, 2020 and incorporated herein by reference)

10.1

Notice of Facility Reduction, dated January 15, 2020 (filed as Exhibit 10.1.1 to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-225566) filed on March 27, 2020 and incorporated herein by reference)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 15, 2020	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 15, 2020	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)