Form 10-Q
period 2020-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2020-08-14
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 13, 2020, the issuer had the following shares outstanding: 653,497,937 shares of Class S common stock, 847,695,707 shares of Class I common stock, 44,940,025 shares of Class T common stock, and 106,976,165 shares of Class D common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$28,939,611	$26,326,868
Investments in unconsolidated entities	811,827	—
Investments in real estate debt	4,649,372	4,523,260
Cash and cash equivalents	263,067	204,269
Restricted cash	459,819	905,433
Other assets	1,504,803	1,079,993
Total assets	$36,628,499	$33,039,823

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$17,846,882	$16,929,659
Secured financings on investments in real estate debt	2,369,685	3,092,137
Unsecured revolving credit facilities	—	—
Due to affiliates	613,055	690,143
Accounts payable, accrued expenses, and other liabilities	1,207,711	1,692,087
Total liabilities	22,037,333	22,404,026

Commitments and contingencies	—	—
Redeemable non-controlling interests	21,653	21,149

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 632,208 and 530,813 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,322	5,308
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 820,813 and 474,279 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8,200	4,743
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 43,957 and 39,767 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	440	398
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 103,162 and 84,657 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,032	847
Additional paid-in capital	16,952,056	11,716,721
Accumulated deficit and cumulative distributions	(2,749,989)	(1,422,885)
Total stockholders' equity	14,218,061	10,305,132
Non-controlling interests attributable to third party joint ventures	159,459	157,795
Non-controlling interests attributable to BREIT OP unitholders	191,993	151,721
Total equity	14,569,513	10,614,648
Total liabilities and equity	$36,628,499	$33,039,823

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$553,717	$247,672	$1,085,812	$459,869
Hotel revenue	21,781	94,351	149,253	169,617
Other revenue	17,249	12,285	32,564	21,913
Total revenues	592,747	354,308	1,267,629	651,399
Expenses
Rental property operating	187,035	101,211	355,423	189,022
Hotel operating	44,523	63,197	143,829	114,517
General and administrative	6,913	4,878	13,595	8,059
Management fee	53,423	22,487	102,925	39,664
Performance participation allocation	—	29,898	—	50,061
Impairment of investments in real estate	6,126	—	6,126	—
Depreciation and amortization	347,352	161,854	676,157	301,333
Total expenses	645,372	383,525	1,298,055	702,656
Other income (expense)
Income from unconsolidated entities	25,336	—	38,605	—
Income (loss) from investments in real estate debt	492,889	51,784	(523,258)	113,467
Net gains on dispositions of real estate	—	29,686	371	29,686
Interest income	233	303	1,980	497
Interest expense	(176,579)	(103,279)	(365,083)	(194,866)
Loss on extinguishment of debt	—	—	(1,237)	—
Other income (expense)	29,078	(2,061)	(19,770)	(407)
Total other income (expense)	370,957	(23,567)	(868,392)	(51,623)
Net income (loss)	$318,332	$(52,784)	$(898,818)	$(102,880)
Net loss attributable to non-controlling interests in third party joint ventures	$966	$970	$1,203	$3,006
Net (income) loss attributable to non-controlling interests in BREIT OP	(4,859)	1,110	11,967	2,324
Net income (loss) attributable to BREIT stockholders	$314,439	$(50,704)	$(885,648)	$(97,550)
Net income (loss) per share of common stock — basic and diluted	$0.20	$(0.08)	$(0.59)	$(0.17)
Weighted-average shares of common stock outstanding, basic and diluted	1,585,584	631,745	1,492,549	560,647

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at March 31, 2020	$6,111	$7,830	$439	$964	$16,278,758	$(2,830,046)	$13,464,056	$161,305	$190,241	$13,815,602
Common stock issued	258	474	12	73	875,751	—	876,568	—	—	876,568
Offering costs	—	—	—	—	(28,581)	—	(28,581)	—	—	(28,581)
Distribution reinvestment	54	51	3	8	123,128	—	123,244	—	—	123,244
Common stock/units repurchased	(101)	(156)	(14)	(13)	(297,305)	—	(297,589)	—	(1,420)	(299,009)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net income (loss) ($310 loss allocated to redeemable non-controlling interests)	—	—	—	—	—	314,439	314,439	(651)	4,854	318,642
Distributions declared on common stock ($0.1577 gross per share)	—	—	—	—	—	(234,382)	(234,382)	—	—	(234,382)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,916	1,257	3,173
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,111)	(3,439)	(6,550)
Allocation to redeemable non-controlling interests	—	—	—	—	206	—	206	—	—	206
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at March 31, 2019	$3,190	$1,322	$267	$381	$5,115,490	$(703,936)	$4,416,714	$77,173	$97,817	$4,591,704
Common stock issued	610	986	51	146	1,965,318	—	1,967,111	—	—	1,967,111
Offering costs	—	—	—	—	(103,027)	—	(103,027)	—	—	(103,027)
Distribution reinvestment	28	14	2	3	51,813	—	51,860	—	—	51,860
Common stock/units repurchased	(16)	(37)	(1)	(1)	(60,032)	—	(60,087)	—	(70)	(60,157)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net loss ($74 allocated to redeemable non-controlling interests)	—	—	—	—	—	(50,704)	(50,704)	(970)	(1,036)	(52,710)
Distributions declared on common stock ($0.1588 gross per share)	—	—	—	—	—	(90,871)	(90,871)	—	—	(90,871)
Contributions from non-controlling interests	—	—	—	—	—	—	—	41,049	36,749	77,798
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,527)	(2,045)	(5,572)
Allocation to redeemable non-controlling interests	—	—	—	—	(361)	—	(361)	—	—	(361)
Balance at June 30, 2019	$3,812	$2,286	$319	$529	$6,969,300	$(845,511)	$6,130,735	$113,725	$131,915	$6,376,375

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	1,243	3,713	60	214	5,946,595	—	5,951,825	—	—	5,951,825
Offering costs	—	—	—	—	(126,380)	—	(126,380)	—	—	(126,380)
Distribution reinvestment	99	88	6	15	227,958	—	228,166	—	—	228,166
Common stock/units repurchased	(328)	(346)	(24)	(44)	(812,734)	—	(813,476)	—	(1,755)	(815,231)
Amortization of compensation awards	—	2	—	—	198	—	200	—	1,000	1,200
Net loss ($1,010 allocated to redeemable non-controlling interests)	—	—	—	—	—	(885,648)	(885,648)	(208)	(11,952)	(897,808)
Distributions declared on common stock ($0.3169 gross per share)	—	—	—	—	—	(441,456)	(441,456)	—	—	(441,456)
Contributions from non-controlling interests	—	—	—	—	—	—	—	11,171	59,893	71,064
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,299)	(6,914)	(16,213)
Allocation to redeemable non-controlling interests	—	—	—	—	(302)	—	(302)	—	—	(302)
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	1,024	1,231	89	221	2,808,665	—	2,811,230	—	—	2,811,230
Offering costs	—	—	—	—	(153,874)	—	(153,874)	—	—	(153,874)
Distribution reinvestment	52	25	4	5	93,808	—	93,894	—	—	93,894
Common stock/units repurchased	(34)	(55)	(7)	(1)	(105,500)	—	(105,597)	—	(70)	(105,667)
Amortization of compensation awards	—	2	—	—	198	—	200	—	1,000	1,200
Net loss ($351 allocated to redeemable non-controlling interests)	—	—	—	—	—	(97,550)	(97,550)	(3,006)	(1,973)	(102,529)
Distributions declared on common stock ($0.3170 gross per share)	—	—	—	—	—	(160,413)	(160,413)	—	—	(160,413)
Contributions from non-controlling interests	—	—	—	—	—	—	—	45,943	41,463	87,406
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,804)	(3,581)	(8,385)
Allocation to redeemable non-controlling interests	—	—	—	—	(1,441)	—	(1,441)	—	—	(1,441)
Balance at June 30, 2019	$3,812	$2,286	$319	$529	$6,969,300	$(845,511)	$6,130,735	$113,725	$131,915	$6,376,375

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(898,818)	$(102,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	102,925	39,664
Performance participation allocation	—	50,061
Depreciation and amortization	676,157	301,333
Impairment of investments in real estate	6,126	—
Net gains on dispositions of real estate	(371)	(29,686)
Loss on extinguishment of debt	1,237	—
Unrealized (gain) loss on changes in fair value of financial instruments	648,455	(45,492)
Income from unconsolidated entities	(38,605)	—
Distributions from unconsolidated entities	35,091	—
Other items	(23,964)	3,677
Change in assets and liabilities:
(Increase) / decrease in other assets	(36,825)	(37,401)
Increase / (decrease) in due to affiliates	5,775	(709)
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	7,612	14,902
Net cash provided by operating activities	484,795	193,469
Cash flows from investing activities:
Acquisitions of real estate	(2,939,159)	(3,763,487)
Capital improvements to real estate	(144,293)	(67,091)
Proceeds from disposition of real estate	4,488	44,293
Pre-acquisition costs	(11,671)	(3,407)
Investment in unconsolidated entities	(808,312)	—
Purchase of investments in real estate debt	(874,326)	(1,296,050)
Proceeds from settlement of investments in real estate debt	200,533	276,205
Purchase of real estate-related equity securities	(463,695)	—
Sale of real estate-related equity securities	102,932	—
Net cash used in investing activities	(4,933,503)	(4,809,537)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,047,278	2,596,552
Offering costs paid	(48,008)	(33,045)
Subscriptions received in advance	175,886	402,493
Repurchase of common stock	(720,157)	(53,638)
Repurchase of management fee shares	(76,631)	(49,871)
Redemption of redeemable non-controlling interest	(83,625)	(25,407)
Redemption of affiliate service provider incentive compensation awards	(1,755)	(70)
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	6,108,651	4,111,058
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(5,400,290)	(2,942,083)
Borrowings under repurchase agreements	1,490,542	927,475
Settlement of repurchase agreements	(2,216,689)	(194,064)
Borrowings from affiliate line of credit	175,000	1,466,000
Repayments on affiliate line of credit	(175,000)	(1,466,000)
Borrowings from unsecured credit facilities	130,000	240,000
Repayments on unsecured credit facilities	(130,000)	—
Payment of deferred financing costs	(31,354)	(22,839)
Contributions from non-controlling interests	22,017	43,443
Distributions to non-controlling interests	(14,251)	(8,778)
Distributions	(189,722)	(53,941)
Net cash provided by financing activities	4,061,892	4,937,285
Net change in cash and cash equivalents and restricted cash	(386,816)	321,217
Cash and cash equivalents and restricted cash, beginning of period	1,109,702	306,613
Cash and cash equivalents and restricted cash, end of period	$722,886	$627,830

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$263,067	$150,062
Restricted cash	459,819	477,768
Total cash and cash equivalents and restricted cash	$722,886	$627,830

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$224,123	$385,450
Assumption of other liabilities in conjunction with acquisitions of real estate	$1,482	$25,847
Issuance of BREIT OP units as consideration for acquisitions of real estate	$—	$36,749
Recognition of financing lease liability	$—	$56,008
Accrued pre-acquisition costs	$—	$1,217
Contributions from non-controlling interests	$—	$2,520
Accrued capital expenditures and acquisition related costs	$6,920	$3,406
Accrued distributions	$23,814	$12,783
Accrued stockholder servicing fee due to affiliate	$79,593	$121,421
Redeemable non-controlling interest issued as settlement of performance participation allocation	$141,396	$37,484
Exchange of redeemable non-controlling interest for Class I shares	$9,228	$11,620
Exchange of redeemable non-controlling interest for Class I or Class B units	$48,543	$—
Allocation to redeemable non-controlling interest	$302	$1,441
Distribution reinvestment	$228,166	$93,894
Accrued common stock repurchases	$52,096	$2,088
Accrued common stock repurchases due to affiliate	$17,762	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$—	$4,714
Payable for investments in real estate debt	$1,487	$129,317

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

As of June 30, 2020, the Company had received net proceeds of $18.5 billion from selling shares in the Offering, as defined below, and selling unregistered shares of the Company’s common stock. The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of June 30, 2020, the Company owned 1,171 properties and had 217 positions in real estate debt investments. The Company currently operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Retail, Office and Other Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture, as further described in Note 4 – Investments in Unconsolidated Entities.  Financial results by segment are reported in Note 14 — Segment Reporting.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, has spread to every state in the United States, and continues to spread. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and limiting operations of non-essential offices, retail centers, hotels and other businesses. Such actions have created disruption in global supply chains, increased rates of unemployment, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the GAAP condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the

Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ materially from those estimates.

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

As of June 30, 2020, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $11.3 billion and $8.0 billion, respectively, compared to $9.5 billion and $6.6 billion as of December 31, 2019. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

As of June 30, 2020, the Company’s investment in the joint venture which owns the real estate of the MGM Grand and Mandalay Bay is not consolidated. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.

The Company reclassified dead deal costs, which primarily consisted of a forfeited investment deposit, during the three months ended March 31, 2020, from General and Administrative Expenses to Other Income (Expense) on the Condensed Consolidated Statements of Operations.  Such reclassification had no effect on Total Revenues or Net Loss on the Condensed Consolidated Statements of Operations or classification in the Condensed Consolidated Statements of Cash Flows.

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

Valuation of assets measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of June 30, 2020 and December 31, 2019, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), which are mortgage-related fixed income securities, corporate bonds, and term private mezzanine loans of real estate-related companies. The Company determines the fair value of its investments in real estate debt by generally utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of June 30, 2020 and December 31, 2019, the Company’s $4.6 billion and $4.5 billion, respectively, of investments in real estate debt were classified as Level 2.

The Company’s investments in equity securities of public real estate-related companies are classified as trading securities and reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades. As of June 30, 2020 the Company’s $348.3 million of equity securities were classified as Level 1 and recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets. The Company did not own equity securities as of December 31, 2019.

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event of change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.

As part of the Company’s quarterly impairment review procedures, one of the Company’s hotel assets was deemed to be impaired, resulting in a $6.1 million impairment charge during the three months ended June 30, 2020. Refer to Note 3 for additional details of the impairment.

The Company estimated the fair value of the impaired property using a discounted cash flow analysis that utilized Level 3 inputs. The key assumptions were the discount rate (8.7%) and the exit capitalization rate (5.7%). There are inherent uncertainties in making these estimates such as macroeconomic conditions.

Valuation of liabilities not measured at fair value

As of June 30, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, repurchase agreements, and unsecured revolving credit facilities was approximately $89.6 million below carrying value. As of December 31, 2019, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, repurchase agreements, and unsecured revolving credit facilities was approximately $54.9 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. The Company has granted concessions to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the period, while also considering any necessary bad debt reserves. As of July 31, 2020, the Company has granted $6.1 million of rental deferral requests. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Building and building improvements	$23,146,835	$20,950,147
Land and land improvements	6,486,661	5,639,678
Furniture, fixtures and equipment	441,627	377,645
Right of use asset - operating leases(1)	114,535	114,011
Right of use asset - financing leases(1)	56,008	56,008
Total	30,245,666	27,137,489
Accumulated depreciation and amortization	(1,306,055)	(810,621)
Investments in real estate, net	$28,939,611	$26,326,868

(1)	Refer to Note 13 for additional details on the Company’s leases.

Acquisitions

During the six months ended June 30, 2020, the Company acquired interests in 12 real estate investments for $3.2 billion, which were comprised of 77 industrial, 32 multifamily, six retail and two self-storage properties categorized as other.

The following table provides further details of the properties acquired during the six months ended June 30, 2020 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units/ Keys	Purchase Price(1)
Multifamily properties	6	32	12,110 units	$2,019,239
Industrial properties	4	77	11,129 sq. ft.	849,599
Retail properties	1	6	689 sq. ft.	287,392
Other properties	1	2	111 sq. ft.	13,236
	12	117		$3,169,466

(1)	Purchase price is inclusive of acquisition related costs.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2020 ($ in thousands):

Amount
Building and building improvements	$2,127,042
Land and land improvements	843,275
Furniture, fixtures and equipment	42,364
In-place lease intangibles	169,515
Above-market lease intangibles	6,915
Below-market lease intangibles	(20,194)
Other	549
Total purchase price	3,169,466
Assumed mortgage notes(1)	224,123
Net purchase price	$2,945,343

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles of the properties acquired during the six months ended June 30, 2020 were three, seven and four years, respectively.

Impairment

The Company reviews its real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. During the three months ended June 30, 2020, the Company recognized a $6.1 million impairment charge on one of its hotel properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within the Company’s portfolio, specifically its hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures, decreases in travel and uncertainty around future cash flows. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate and unconsolidated entities will not occur during the remaining quarters in 2020 or future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted.

Dispositions

On January 30, 2020, the Company sold a 61,000 square foot industrial property. Net proceeds from the sale were $4.5 million, which resulted in a realized gain of $0.4 million recorded as Net Gains on Dispositions of Real Estate on the Company’s Condensed Consolidated Statements of Operations.

On June 6, 2019, the Company sold the parking garage attached to the Hyatt Place San Jose Downtown property to a third party. The sale included a four story, 261 space, parking structure and land parcel. The sale did not include the attached Hyatt Place San Jose Downtown hotel or the additional land parcels under the hotel. Net proceeds from the sale were $44.3 million, which resulted in a realized gain of $29.7 million recorded as Net Gains on Dispositions of Real Estate on the Company’s Condensed Consolidated Statements of Operations.

Properties Held for Sale

As of June 30, 2020, five multifamily properties were classified as held for sale. Such properties were sold in July 2020 for $170.0 million resulting in a net gain of $32.3 million. As of December 31, 2019, six properties were classified as held for sale. One property was sold in January 2020 as disclosed above. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The following table is a summary of the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	June 30, 2020	December 31, 2019
Investments in real estate, net	$135,296	$141,344
Other assets	1,405	2,035
Total assets	$136,701	$143,379

Liabilities:
Mortgage notes	$102,718	$104,314
Other liabilities	2,715	4,097
Total liabilities	$105,433	$108,411

4. Investments in Unconsolidated Entities

On February 14, 2020, the Company closed a transaction to form a new joint venture with MGM Growth Properties LLC (“MGP”) to acquire the Las Vegas real estate assets of the MGM Grand and Mandalay Bay for $4.6 billion (the “BREIT MGP JV”). MGP owns 50.1% of the joint venture, and the Company owns 49.9%. At closing, the joint venture entered into a long-term triple net master lease agreement with MGM Resorts International (“MGM”), which provides the joint venture with a full corporate guarantee of rent payments by MGM. The lease has an initial annual rent of $292.0 million with an initial term of 30 years with two 10-year extension options for MGM. The lease agreement provides that the rent will escalate 2% annually for the first 15 years and then the greater of (i) 2% or (ii) the increase in the consumer price index during the prior year, subject to a cap of 3%. As of June 30, 2020, the Company did not consolidate the joint venture.

The following table provides a summarized balance sheet of the BREIT MGP JV along with a reconciliation to the Company’s equity investment in unconsolidated entities ($ in thousands):

June 30, 2020
Total assets	$4,609,419
Total liabilities	(3,001,469)
Total equity of BREIT MGP JV	1,607,950

MGP's share	805,583
BREIT's share	802,367
BREIT outside basis	9,460
BREIT net investment in BREIT MGP JV	$811,827

The following table provides summarized operating data of the BREIT MGP JV along with a reconciliation to the Company’s income from unconsolidated entities ($ in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenue	$98,681	$149,118
Net income of BREIT MGP JV	50,847	77,479

MGP's share	25,474	38,817
BREIT's share	25,373	38,662
Amortization of BREIT outside basis	(37)	(57)
BREIT net income from BREIT MGP JV	$25,336	$38,605

5. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	125	L+2.7%	2/5/2025	$3,130,665	$3,121,193	$2,723,768
CMBS - fixed	50	4.1%	8/19/2027	912,705	889,144	795,728
Corporate bonds	13	5.1%	1/2/2027	252,492	251,713	237,723
CMBS - zero coupon	4	N/A	1/30/2027	236,090	132,318	138,741
RMBS - fixed	10	4.4%	12/6/2031	26,141	26,315	24,084
CMBS - interest only	5	2.3%	10/1/2026	2,259,760	21,691	21,680
Total real estate securities	207	3.1%	11/5/2025	N/M	4,442,374	3,941,724
Term loans	9	L+3.0%	3/11/2022	604,158	591,497	591,264
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,251	116,384
Total real estate loans	10	L+3.7%	8/24/2022	738,908	725,748	707,648
Total investments in real estate debt	217	3.2%	5/11/2025	N/M	$5,168,122	$4,649,372

	December 31, 2019
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	122	L+2.7%	1/29/2025	$2,907,080	$2,899,556	$2,906,952
CMBS - fixed	43	4.2%	6/26/2027	850,738	829,403	831,970
Corporate bonds	12	5.2%	2/16/2027	276,302	276,496	288,111
CMBS - zero coupon	4	N/A	12/30/2026	236,090	127,219	136,027
RMBS - fixed	9	4.3%	7/9/2028	29,315	29,506	29,448
CMBS - interest only	5	2.3%	10/2/2026	2,261,480	23,564	23,547
Total real estate securities	195	4.2%	10/15/2025	N/M	4,185,744	4,216,055
Term loans	7	L+2.9%	8/30/2024	175,239	173,466	173,129
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,078	134,076
Total real estate loans	8	L+4.6%	10/16/2024	309,989	307,544	307,205
Total investments in real estate debt	203	4.4%	9/21/2025	N/M	$4,493,288	$4,523,260

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for interest only positions.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2020				December 31, 2019
Collateral(1)	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	76	$2,201,498	$1,872,878	41%	75	$2,252,556	$2,259,102	50%
Multifamily	66	983,314	983,030	21%	61	596,184	613,470	14%
Office	38	779,106	701,185	15%	37	793,782	794,881	18%
Industrial	18	636,938	597,508	13%	14	375,975	378,147	8%
Diversified	13	311,689	284,412	6%	10	219,215	219,798	5%
Other	5	238,202	194,729	4%	5	238,202	240,558	5%
Retail	1	17,375	15,630	—%	1	17,374	17,304	—%
Total	217	$5,168,122	$4,649,372	100%	203	$4,493,288	$4,523,260	100%

(1)	Multifamily investments in real estate debt are collateralized by various forms of rental housing including single-family homes and apartments.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2020				December 31, 2019
Credit Rating	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
BB	77	$1,618,201	$1,424,508	31%	72	$1,598,930	$1,610,643	36%
Not rated	37	1,181,728	1,120,701	24%	33	764,941	773,791	17%
B	43	1,179,950	1,047,446	23%	40	906,609	909,587	20%
BBB	46	838,409	739,296	16%	45	885,891	891,272	20%
A	8	304,669	278,945	6%	10	319,031	320,140	7%
CCC	3	35,624	28,941	—%	—	—	—	—%
AAA	2	8,713	8,708	—%	2	9,554	9,550	—%
AA	1	828	827	—%	1	8,332	8,277	—%
Total	217	$5,168,122	$4,649,372	100%	203	$4,493,288	$4,523,260	100%

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value		Interest Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
CMBS collateralized by properties	$1,485,509	$1,418,056	$14,197	$12,290	$31,013	$24,370
Loans collateralized by properties	509,919	134,076	3,683	—	6,900	—
CMBS collateralized by loans	132,640	155,978	1,369	2,090	2,957	4,187
Total	$2,128,068	$1,708,110	$19,249	$14,380	$40,870	$28,557

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The terms and conditions of such affiliated CMBS held as of June 30, 2020 are consistent with the terms described in such Note.

As of June 30, 2020 and December 31, 2019, the Company’s investments in real estate debt also included $166.7 million and $186.8 million, respectively, of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $2.5 million and $5.1 million of interest income related to such CMBS during the three and six months ended June 30, 2020, respectively. The Company recognized $1.7 million and $3.3 million of interest income related to such CMBS during the three and six months ended June 30, 2019, respectively.

During the three and six months ended June 30, 2020,  the Company recorded a net unrealized gain of $466.4 million and a net unrealized loss of $548.7 million, respectively, related to investments in real estate debt. During the three and six months ended June 30, 2019, the Company recorded a net unrealized gain of $20.8 million and $51.8 million, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations. The unrealized gains recognized during the three months ended June 30, 2020 were the result of a partial recovery in pricing across the Company’s real estate debt portfolio from the significant declines in March 2020. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s investments in real estate debt.

During the three and six months ended June 30, 2020, the Company recognized a net realized loss of $5.0 million and $4.7 million, respectively, due to the sale or paydowns of certain of the Company’s investments in real estate debt. During the three and six months ended June 30, 2019, the Company sold two CMBS positions for approximately the cost basis of such securities.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table is a summary of the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	7/8/2027	N/A	$12,758,220	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.8%	7/8/2027		12,758,220	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	1/25/2026	N/A	3,288,657	1,826,435
Variable rate term loans	L+1.7%	2/11/2024	N/A	1,639,495	1,533,561
Variable rate secured revolving credit facilities	L+1.5%	10/9/2026	$2,339,495	150,000	1,063,837
Variable rate mezzanine loans	L+4.3%	4/9/2025	N/A	142,200	—
Total variable rate loans	L+1.8%	6/14/2025		5,220,352	4,423,833
Total loans secured by the Company's properties	3.3%	12/1/2026		17,978,572	17,044,428
Premium on assumed debt, net				10,056	10,794
Deferred financing costs, net				(141,746)	(125,563)
Mortgage notes, term loans, and secured revolving credit facilities, net				$17,846,882	$16,929,659

(1)	The term “L” refers to the one-month LIBOR.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of June 30, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$8,948
2021	49,102
2022	553,686
2023	495,687
2024	3,027,908
2025	3,675,156
Thereafter	10,168,085
Total	$17,978,572

On March 9, 2020, the Company paid off the mezzanine loan collateralized by certain of the Company’s industrial properties at carrying value. As such, the amortization of related deferred financing costs was accelerated resulting in a realized loss of $0.9 million recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants pursuant to certain of the executed mortgage notes, term loans, and secured revolving credit facilities agreements. These covenants require the Company, to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

7. Secured Financings on Investments in Real Estate Debt

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), HSBC Bank USA, National Association (the “HSBC MRA”), and Barclays Bank PLC (the “Barclays MRA”) to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate debt. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, MUFG MRA, and HSBC MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time and may require us to provide additional margin in the form of cash, securities or other forms of collateral should the market value of the pledged collateral decline. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays MRA contains specific spread and advance rate provisions based on the rating of the underlying investments in real estate debt. The Company is in compliance with all financial covenants of the Barclays MRA.

During April 2020, the Company entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $252.7 million. The DB Secured Financing is secured by one of the Company’s term loans and bears interest equal to the three-month EURIBOR plus 1.80% per annum. Additionally, as part of the DB Secured Financing, the Company is responsible for providing in cash, the equivalent of any decline in value on the underlying collateral.

The following tables are a summary of the Company’s secured financings on investments in real estate debt ($ in thousands):

	June 30, 2020
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	3/17/2021	CMBS/Corporate bonds	$1,689,690	$1,171,687	None
Barclays MRA	9/29/2021	CMBS	1,088,259	750,000	None
DB Secured Financing	4/2/2022	Term Loan	393,535	252,727	None
Citi MRA	2/23/2021	CMBS/RMBS	300,248	195,271	None
			$3,471,732	$2,369,685

	December 31, 2019
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	6/23/2020	CMBS/Corporate bonds	$1,980,951	$1,561,642	None
Barclays MRA	9/29/2021	CMBS	981,652	750,000	None
MS MRA	2/1/2020	CMBS	636,734	508,510	None
Citi MRA	1/14/2020	CMBS/Corporate bonds	266,406	205,762	None
MUFG MRA	4/30/2020	CMBS	86,332	62,561	None
BAML MRA	1/24/2020	CMBS/Corporate bonds	4,807	3,662	None
			$3,956,882	$3,092,137

(1)	Subsequent to June 30, 2020, the Company rolled its repurchase agreement contracts expiring in July 2020 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of the Company’s secured financings was 1.5% (L+1.4%) and 3.0% (L + 1.3%) as of June 30, 2020 and December 31, 2019, respectively. The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023 and may be extended for one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.5%. As of June 30, 2020, the capacity of the unsecured line of credit was $1.3 billion. As of June 30, 2020, the Company had a $30.0 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit. There were no other outstanding borrowings on the line of credit as of June 30, 2020.

The Company also maintains a $150.0 million unsecured line of credit with an affiliate of Blackstone of which there was no outstanding balance as of June 30, 2020. For additional information regarding the affiliate line of credit, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2020	December 31, 2019
Accrued stockholder servicing fee(1)	$558,132	$478,539
Accrued management fee	18,207	13,873
Accrued affiliate service provider expenses	11,629	6,037
Advanced organization and offering costs	5,113	6,136
Performance participation allocation	—	141,396
Other	19,974	44,162
Total	$613,055	$690,143

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

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and six months ended June 30, 2020, the Company incurred management fees of $53.4 million and $102.9 million, respectively. During the three and six months ended June 30, 2019, the Company incurred management fees of $22.5 million and $39.7 million, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued 7,822,791 and 2,870,390, respectively, unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $18.2 million and $13.9 million related to the management fees as of June 30, 2020 and December 31, 2019, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2020, the Adviser was issued 1,700,028 unregistered Class I shares as payment for the $18.2 million management fees accrued as of June 30, 2020. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the six months ended June 30, 2020, the Adviser submitted 4,985,753 Class I shares for repurchase resulting in a total repurchase of $52.3 million. During the six months ended June 30, 2019, the Adviser submitted 4,574,431 Class I shares for repurchase resulting in a total repurchase of $49.9 million.

Accrued affiliate service provider expenses and incentive compensation awards

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2020 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company (the “2020 Awards”). The Company has determined the value of the 2020 Awards to be zero. Additionally, the Company issued similar incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 (the “2019 Awards”). The value of the 2019 Awards at January 1, 2019 was $8.0 million and will be amortized over the four year service period. As of June 30, 2020, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $5.0 million and is expected to be recognized over a period of 2.5 years from June 30, 2020. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following tables detail the amounts incurred for affiliate service providers during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Link Industrial Properties L.L.C.	$13,691	$3,112	$260	$285	$39	$1,000
LivCor, L.L.C.	6,689	4,398	77	13	701	563
BRE Hotels and Resorts LLC	4,326	1,087	156	194	—	—
ShopCore Properties TRS Management LLC	1,356	299	7	8	—	—
Revantage Corporate Services, L.L.C.	469	274	—	—	—	—
Equity Office Management, L.L.C.	150	—	—	—	—	—
Gateway Industrial Properties L.L.C.	—	429	—	—	—	—
Total	$26,681	$9,599	$500	$500	$740	$1,563

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Link Industrial Properties L.L.C.	$26,022	$3,112	$521	$285	$553	$1,000
LivCor, L.L.C.	12,324	8,426	154	154	1,761	921
BRE Hotels and Resorts LLC	7,649	1,741	312	312	—	—
ShopCore Properties TRS Management LLC	2,121	701	13	13	315	15
Revantage Corporate Services, L.L.C.	957	533	—	—	—	—
Equity Office Management, L.L.C.	295	—	—	—	—	—
Gateway Industrial Properties L.L.C.	—	2,524	—	236	—	27
Total	$49,368	$17,037	$1,000	$1,000	$2,629	$1,963

Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the three and six months ended June 30, 2020, the Company recognized no Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle of 5% was not achieved as of June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized $29.9 million and $50.1 million, respectively, of Performance Participation Allocation expense as the performance hurdle was achieved as of June 30, 2019.

In January 2020, the Company issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2019.  Subsequent to the Class I and Class B units being issued, 7.3 million of such units were redeemed for $83.6 million and 0.8 million of such units were exchanged for unregistered Class I shares in the Company. As of June 30, 2020, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $174.3 million worth of shares of the Company and Class I and Class B units in BREIT OP. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Other

As of June 30, 2020, and December 31, 2019, the Company had $17.8 million and $42.1 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of June 30, 2020 and December 31, 2019, the Adviser had advanced $2.2 million and $2.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Affiliate Title Service Provider

During the six months ended June 30, 2020, the Company paid Lexington National Land Services $2.4 million for title services related to 15 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other

As of June 30, 2020 and December 31, 2019, the Company had a receivable of $3.9 million and $3.6 million, respectively, from Livcor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

10. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2020	December 31, 2019
Real estate intangibles, net	$669,006	$665,342
Equity securities	348,261	—
Held for sale assets	136,701	143,379
Receivables	115,377	101,106
Straight-line rent receivable	99,963	38,287
Deferred leasing costs, net	37,381	28,792
Prepaid expenses	32,997	28,334
Deferred financing costs, net	26,988	28,494
Pre-acquisition costs	782	9,861
Other	37,347	36,398
Total	$1,504,803	$1,079,993

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2020	December 31, 2019
Subscriptions received in advance	$175,886	$796,729
Intangible liabilities, net	139,501	136,954
Real estate taxes payable	130,246	100,767
Accounts payable and accrued expenses	113,341	126,565
Held for sale liabilities	105,433	108,411
Right of use lease liability - operating leases	84,250	82,880
Distribution payable	80,024	56,210
Prepaid rental income	76,265	87,479
Right of use lease liability - financing leases	57,245	56,758
Repurchases payable	52,096	11,021
Tenant security deposits	50,023	46,533
Accrued interest expense	47,105	50,279
Other	96,296	31,501
Total	$1,207,711	$1,692,087

11. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$947,570	$811,254
Above-market lease intangibles	49,374	42,483
Other	26,400	26,400
Total intangible assets	1,023,344	880,137
Accumulated amortization:
In-place lease amortization	(330,876)	(200,629)
Above-market lease amortization	(15,715)	(10,977)
Other	(7,747)	(3,189)
Total accumulated amortization	(354,338)	(214,795)
Intangible assets, net	$669,006	$665,342
Intangible liabilities:
Below-market lease intangibles	$187,081	$167,032
Total intangible liabilities	187,081	167,032
Accumulated amortization:
Below-market lease amortization	(47,580)	(30,078)
Total accumulated amortization	(47,580)	(30,078)
Intangible liabilities, net	$139,501	$136,954

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2020 (remaining)	$158,031	$5,894	$(21,330)
2021	149,522	9,226	(32,103)
2022	99,404	6,038	(24,581)
2023	62,413	3,360	(19,790)
2024	46,367	2,767	(15,413)
2025	35,925	2,079	(11,775)
Thereafter	65,032	4,295	(14,509)
	$616,694	$33,659	$(139,501)

12. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of June 30, 2020, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2020
	Class S	Class I	Class T	Class D	Total
March 31, 2020	611,149	783,816	43,898	96,382	1,535,245
Common stock issued	25,770	47,450	1,177	7,329	81,726
Distribution reinvestment	5,433	5,132	352	844	11,761
Common stock repurchased	(10,144)	(15,585)	(1,470)	(1,393)	(28,592)
June 30, 2020	632,208	820,813	43,957	103,162	1,600,140

	Six Months Ended June 30, 2020
	Class S	Class I	Class T	Class D	Total
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516
Common stock issued	124,298	372,282	5,988	21,438	524,006
Distribution reinvestment	9,931	8,820	649	1,531	20,931
Common stock repurchased	(32,834)	(34,568)	(2,447)	(4,464)	(74,313)
June 30, 2020	632,208	820,813	43,957	103,162	1,600,140

Share and Unit Repurchases

For the three months ended June 30, 2020, the Company repurchased 28,591,683 shares of common stock and 136,023 BREIT OP units representing a total of $299.1 million. For the six months ended June 30, 2020, the Company repurchased 74,312,521 shares of common stock and 7,470,443 BREIT OP units representing a total of $898.9 million. The Company had no unfulfilled repurchase requests during the three or six months ended June 30, 2020.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1577	$0.1577	$0.1577	$0.1577
Stockholder servicing fee per share of common stock	(0.0224)	—	(0.0221)	(0.0065)
Net distributions declared per share of common stock	$0.1353	$0.1577	$0.1356	$0.1512

	Six Months Ended June 30, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.3169	$0.3169	$0.3169	$0.3169
Stockholder servicing fee per share of common stock	(0.0463)	—	(0.0457)	(0.0135)
Net distributions declared per share of common stock	$0.2706	$0.3169	$0.2712	$0.3034

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in BREIT OP. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2020 ($ in thousands):

Amount
December 31, 2019	$272
Settlement of 2019 performance participation allocation	141,396
Repurchases	(83,625)
Conversion to Class I and Class B units	(48,543)
Conversion to Class I shares	(9,228)
GAAP income allocation	(15)
Distributions	(6)
Fair value allocation	4
June 30, 2020	$255

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of June 30, 2020, $21.4 million related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.2 million and $(0.3) million during the three and six months ended June 30, 2020, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

13. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2020, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms.

The following table presents the future lease payments due under the Company’s ground leases as of June 30, 2020 ($ in thousands):

	Operating Leases	Financing Leases
2020 (remaining)	$1,991	$1,518
2021	3,982	3,081
2022	4,093	3,174
2023	4,132	3,269
2024	4,183	3,367
2025	4,423	3,468
Thereafter	599,932	327,054
Total undiscounted future lease payments	622,736	344,931
Difference between undiscounted cash flows and discounted cash flows	(538,486)	(287,686)
Total lease liability	$84,250	$57,245

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2020, the weighted average remaining lease term of the Company’s operating leases and financing leases was 56 years and 76 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed ground rent expense	$1,014	$359	$2,026	$718
Variable ground rent expense	1	3	18	21
Total cash portion of ground rent expense	1,015	362	2,044	739
Non-cash ground rent expense	1,691	1,092	3,434	2,184
Total operating lease costs	$2,706	$1,454	$5,478	$2,923

The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on lease liabilities	$737	$739	$1,474	$754
Amortization of right-of-use assets	257	261	509	261
Total financing lease costs	$994	$1,000	$1,983	$1,015

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, retail, office, net lease and other properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. During the six months ended June 30, 2020, the Company changed its presentation for the payment of leasing commissions in the Condensed Consolidated Statement of Cash Flows to investing activities from operating activities to better align with how the Company assesses its overall investments in its properties. The Company does not believe the change in presentation to be material as the Company had $12.4 million of leasing commissions during the six months ended June 30, 2020.

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease payments	$506,046	$223,882	$983,331	$412,737
Variable lease payments	47,671	23,790	102,481	47,132
Rental revenue	$553,717	$247,672	$1,085,812	$459,869

As a result of COVID-19, the Company increased the reserve for bad debt expense in the amount of $16.3 million for the three months ended June 30, 2020. The bad debt reserve represents the amount of rental revenue the Company anticipates it will not be able to collect from its tenants.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of June 30, 2020 ($ in thousands). Leases at the Company’s multifamily and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$604,117
2021	846,801
2022	755,552
2023	655,273
2024	574,971
2025	527,166
Thereafter	9,051,241
Total	$13,015,121

14. Segment Reporting

The Company operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Retail, Office, and Other properties and Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2020	December 31, 2019
Multifamily	$11,537,484	$9,695,916
Industrial	11,188,957	10,564,172
Net lease	5,059,427	4,271,196
Hotel	2,357,585	2,427,554
Retail	714,678	419,198
Office	133,277	138,912
Other properties	155,485	145,411
Investments in real estate debt	5,254,130	4,565,385
Other (Corporate)	227,476	812,079
Total assets	$36,628,499	$33,039,823

The following table sets forth the financial results by segment for the three months ended June 30, 2020 ($ in thousands):

								Investments in
			Net				Other	Real Estate
	Multifamily	Industrial	Lease	Hotel	Retail	Office	Properties	Debt	Total
Revenues:
Rental revenue	$241,793	$209,583	$82,794	$—	$12,679	$2,971	$3,897	$—	$553,717
Hotel revenue	—	—	—	21,781	—	—	—	—	21,781
Other revenue	14,007	1,157	—	1,263	228	130	464	—	17,249
Total revenues	255,800	210,740	82,794	23,044	12,907	3,101	4,361	—	592,747
Expenses:
Rental property operating	115,236	64,048	13	—	4,331	1,066	2,341	—	187,035
Hotel operating	—	—	—	44,523	—	—	—	—	44,523
Total expenses	115,236	64,048	13	44,523	4,331	1,066	2,341	—	231,558
Income from unconsolidated entities	—	—	25,336	—	—	—	—	—	25,336
Income from investments in real estate debt	—	—	—	—	—	—	—	492,889	492,889
Segment net operating income (loss)	$140,564	$146,692	$108,117	$(21,479)	$8,576	$2,035	$2,020	$492,889	$879,414

Depreciation and amortization	$(145,595)	$(138,798)	$(29,040)	$(22,753)	$(8,174)	$(1,540)	$(1,452)	$—	$(347,352)

General and administrative									(6,913)
Management fee									(53,423)
Performance participation allocation									—
Impairment of investments in real estate									(6,126)
Net gains on dispositions of real estate									—
Interest income									233
Interest expense									(176,579)
Loss on extinguishment of debt									—
Other income (expense)									29,078
Net income									$318,332
Net loss attributable to non-controlling interests in third party joint ventures									$966
Net income attributable to non-controlling interests in BREIT OP									(4,859)
Net income attributable to BREIT stockholders									$314,439

The following table sets forth the financial results by segment for the three months ended June 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$159,243	$85,368	$—	$3,061	$—	$247,672
Hotel revenue	—	—	94,351	—	—	94,351
Other revenue	9,038	95	3,075	77	—	12,285
Total revenues	168,281	85,463	97,426	3,138	—	354,308
Expenses:
Rental property operating	73,772	26,196	—	1,243	—	101,211
Hotel operating	—	—	63,197	—	—	63,197
Total expenses	73,772	26,196	63,197	1,243	—	164,408
Income (loss) from investments in real estate debt	—	—	—	—	51,784	51,784
Segment net operating income	$94,509	$59,267	$34,229	$1,895	$51,784	$241,684

Depreciation and amortization	$(96,631)	$(47,403)	$(16,257)	$(1,563)	$—	$(161,854)

General and administrative						(4,878)
Management fee						(22,487)
Performance participation allocation						(29,898)
Net gains on dispositions of real estate						29,686
Interest income						303
Interest expense						(103,279)
Other income (expense)						(2,061)
Net loss						$(52,784)
Net loss attributable to non-controlling interests in third party joint ventures						$970
Net loss attributable to non-controlling interests in BREIT OP						1,110
Net loss attributable to BREIT stockholders						$(50,704)

The following table sets forth the financial results by segment for the six months ended June 30, 2020 ($ in thousands):

								Investments in
			Net				Other	Real Estate
	Multifamily	Industrial	Lease	Hotel	Retail	Office	Properties	Debt	Total
Revenues:
Rental revenue	$468,912	$410,980	$165,589	$—	$26,922	$5,948	$7,461	$—	$1,085,812
Hotel revenue	—	—	—	149,253	—	—	—	—	149,253
Other revenue	26,092	1,998	—	2,837	506	220	911	—	32,564
Total revenues	495,004	412,978	165,589	152,090	27,428	6,168	8,372	—	1,267,629
Expenses:
Rental property operating	219,796	121,218	114	—	7,751	2,101	4,443	—	355,423
Hotel operating	—	—		143,829	—	—	—	—	143,829
Total expenses	219,796	121,218	114	143,829	7,751	2,101	4,443	—	499,252
Income from unconsolidated entities	—	—	38,605	—	—	—	—	—	38,605
Income (loss) from investments in real estate debt	—	—	—	—	—	—	—	(523,258)	(523,258)
Segment net operating income (loss)	$275,208	$291,760	$204,080	$8,261	$19,677	$4,067	$3,929	$(523,258)	$283,724

Depreciation and amortization	$(272,921)	$(276,922)	$(57,195)	$(45,546)	$(16,809)	$(3,083)	$(3,681)	$—	$(676,157)

General and administrative									(13,595)
Management fee									(102,925)
Performance participation allocation									—
Impairment of investments in real estate									(6,126)
Net gains on dispositions of real estate									371
Interest income									1,980
Interest expense									(365,083)
Loss on extinguishment of debt									(1,237)
Other income (expense)									(19,770)
Net loss									$(898,818)
Net loss attributable to non-controlling interests in third party joint ventures									$1,203
Net loss attributable to non-controlling interests in BREIT OP									11,967
Net loss attributable to BREIT stockholders									$(885,648)

The following table sets forth the financial results by segment for the six months ended June 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$287,141	$166,669	$—	$6,059	$—	$459,869
Hotel revenue	—	—	169,617	—	—	169,617
Other revenue	16,649	312	4,802	150	—	21,913
Total revenues	303,790	166,981	174,419	6,209	—	651,399
Expenses:
Rental property operating	135,596	51,057	—	2,369	—	189,022
Hotel operating	—	—	114,517	—	—	114,517
Total expenses	135,596	51,057	114,517	2,369	—	303,539
Income (loss) from investments in real estate debt	—	—	—	—	113,467	113,467
Segment net operating income	$168,194	$115,924	$59,902	$3,840	$113,467	$461,327

Depreciation and amortization	$(175,165)	$(92,425)	$(30,683)	$(3,060)	$—	$(301,333)

General and administrative						(8,059)
Management fee						(39,664)
Performance participation allocation						(50,061)
Net gains on dispositions of real estate						29,686
Interest income						497
Interest expense						(194,866)
Other income (expense)						(407)
Net loss						$(102,880)
Net loss attributable to non-controlling interests in third party joint ventures						$3,006
Net loss attributable to non-controlling interests in BREIT OP						2,324
Net loss attributable to BREIT stockholders						$(97,550)

15. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings.

16. Subsequent Events

Acquisitions

Subsequent to June 30, 2020, the Company acquired an aggregate of $72.0 million of real estate, exclusive of closing costs, across two separate transactions.

Subsequent to June 30, 2020, the Company purchased an aggregate of $167.2 million of investments in real estate debt.

Proceeds from the Issuance of Common Stock

Subsequent to June 30, 2020, the Company had received net proceeds of $677.6 million from the issuance of its common stock.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions and statements regarding future performance. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2019, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

BREIT invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, real estate debt. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own all or substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of The Blackstone Group Inc. (“Blackstone”), a leading investment manager, which serves as our sponsor. We currently operate our business in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Retail, Office and Other Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture.

BREIT is a public unlisted, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

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

As of August 13, 2020, we had received net proceeds of $19.2 billion from the Offering and the sale of unregistered shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

Recent Developments

The global outbreak of a novel coronavirus, or COVID-19, that began in the first quarter of 2020 continues to spread and at this point has spread to over 200 countries and territories, including the United States, where it has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The United States and other countries have reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices, retail centers, hotels, and other businesses. Such actions have created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

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

Impact of COVID-19 - Results of Operations

Beginning in April 2020, rent collections at our real estate assets were adversely impacted by COVID-19. As of July 31, 2020, rent collections for revenue recognized during the three months ended June 30, 2020 at our multifamily, industrial, net lease, retail and office properties were an average of 1.0% lower compared to a typical quarter. Based on rent collections and other factors, we reserved $16.3 million of bad debt expense for the three months ended June 30, 2020. We continue to monitor rent collections, noting July rent collections for our multifamily, industrial, net lease, retail and office properties were 1.8% lower compared to a typical month.

Certain of our tenants impacted by the COVID-19 pandemic have requested rental assistance. As a result, we have granted $6.1 million of rent deferral, representing 0.9% of total rental revenue for the period from April 1, 2020 through July 31, 2020. It is expected that the deferred rent will generally be paid back over a period of three to twelve months.

Beginning in March 2020 and continuing through the end of the second quarter, our hotel segment experienced a material decrease in occupancy, ADR, and RevPAR due to the full closure of our two full-service hotels and our select service property located in Hawaii. In addition, certain of our select service hotels in common markets have consolidated operations into a single property. These conditions impacted the performance of our hotel assets beginning in March 2020 with the most significant decline in performance during April and May as these hotels remained closed or were impacted by reduced capacity as quarantines and travel restrictions were in place. Although we have begun to see a modest rebound in our hotel portfolio in June 2020 as certain states began easing quarantines and travel restrictions, hotel performance continues to be significantly below historical levels. While our select service property located in Hawaii remains closed, our full-service hotels re-opened ahead of expectations during June and July. Since the end of the quarter, we continue to see a modest rebound in our hotel performance. See “—Results of Operations – Same Property Results of Operations”. Additionally, during the three months ended June 30, 2020, we recorded a $6.1 million GAAP impairment loss on one of our hotel properties. The impairment charge aligns the GAAP carrying value of the hotel with the fair value already recorded within the June 30, 2020 Net Asset Value. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” below.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities including commercial mortgage-backed securities (“CMBS”). Although there has been a partial recovery in pricing of these securities during the second quarter, the pandemic continues to have a significant impact on our investments in real estate debt, which consist mostly of single asset, single borrower CMBS with assets and borrowers that the Adviser believes to be of high quality. See “—Results of Operations – Income (Loss) on Investments in Real Estate Debt”.

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our NAV and liquidity and capital resources see “—Impact of COVID-19 on Our NAV” and “—Liquidity and Capital Resources” below.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our prospectus dated April 21, 2020 and filed with the SEC, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2020 Highlights

Operating Results:

•

Declared monthly net distributions totaling $234.4 million for the three months ended June 30, 2020, resulting in quarterly average annualized distribution rates of 5.1% for Class S, 6.0% for Class I, 5.2% for Class T, and 5.8% for Class D. The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

•

Year-to-date total return through June 30, 2020, without upfront selling commissions, was -4.0% for Class S, -3.7% for Class I, -3.9% for Class T, and -3.5% for Class D shares. Year-to-date total return through June 30, 2020 assuming full upfront selling commissions was -7.2% for Class S, -7.1% for Class T, and -4.9% for Class D shares. Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes such distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Inception-to-date total return through June 30, 2020 without upfront selling commissions of 6.9% for Class S, 7.7% for Class I, 6.8% for Class T, and 7.7% for Class D shares. Inception-to-date total return through June 30, 2020 assuming maximum upfront selling commissions of 5.8% for Class S, 5.7% for Class T shares and 7.1% for Class D. Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

Investments:

•

Acquired three industrial and ten multifamily properties across four transactions with a total purchase price of $481.6 million, inclusive of closing costs, during the three months ended June 30, 2020. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.

•	Made five investments in real estate debt with a total cost basis of $3.7 million consisting of CMBS and residential mortgage-backed securities (“RMBS”).

Capital Activity and Financings:

•

Raised $944.7 million of proceeds during the three months ended June 30, 2020 from the sale of our common stock. Repurchased $299.1 million of our common stock during the three months ended June 30, 2020.

•	Continued our strategy of obtaining revolving credit capacity by adding an additional $75.5 million of revolving credit capacity.
•

Closed or assumed an aggregate $304.5 million in property-level financing, paid down $544.3 million on our existing revolving credit facilities and reduced the financings secured by our investments in real estate debt by $146.6 million during the three months ended June 30, 2020.

Overall Portfolio:

•

Our 1,171 properties as of June 30, 2020 consisted of Multifamily (38% based on fair value), Industrial (36%), Net Lease (16%), Hotel (6%), Retail (2%), Office (1%), and Other (1%), and our portfolio of real estate was concentrated in the following regions: West (42%), South (32%), East (15%), and Midwest (11%).

•

Investments in real estate debt as of June 30, 2020 were diversified by credit rating — BB (31% based on fair value), Not Rated (24%), B (23%), BBB (16%), A (6%), CCC (<1%), AAA (<1%), and AA (<1%) and collateral backing — Hospitality (41%), Multifamily (21%), Office (15%), Industrial (13%), Diversified (6%), Other (4%), and Retail (<1%).

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real estate(1) and real estate debt based on fair value as of June 30, 2020:

Real Estate Investments

The following charts further describe the diversification of our investments in real estate(1) based on fair value as of June 30, 2020:

(1

) Investments in real estate includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. “Geography” weighting is measured as the asset value of real estate properties, excluding the value of any third party interests in such real estate properties, and unconsolidated investments for each geographical category (South, East, West, Midwest) against the total asset value of all (i) real estate properties, excluding the value of any third party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our portfolio composition in real properties based on fair value as of June 30, 2020:

As of June 30, 2020, we had acquired 1,171 properties resulting in a diversified portfolio of income producing assets primarily consisting of Multifamily and Industrial properties, and to a lesser extent Net Lease, Hotel, Retail, Office and Other properties, concentrated in growth markets across the U.S. The following table provides a summary of our portfolio as of June 30, 2020:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue(4)	Percentage of Total Revenues
Multifamily(5)	231	74,708 units	93%	$14,039	$12,697,070	$495,004	38%
Industrial	841	137,990 sq. ft.	94%	$4.90	11,873,886	412,978	32%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,123,047	204,194	16%
Hotel	59	9,968 keys	60%	$159.95/$95.62	2,106,112	152,090	12%
Retail	13	1,933 sq. ft.	97%	$23.07	691,126	27,428	2%
Office	1	228 sq. ft.	95%	$29.05	126,661	6,168	0%
Other	23	1,458 sq. ft.	90%	$11.24	173,663	8,372	0%
Total	1,171				$32,791,565	$1,306,234	100%

(1)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of June 30, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of June 30, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the six months ended June 30, 2020. The occupancy rate for our hotel investments includes paid occupied rooms for the 12 months ended June 30, 2020. Hotels owned less than 12 months are excluded from the average occupancy rate calculation.

(2)

For industrial, manufactured housing, retail, office and self-storage properties, average effective annual base rent represents the annualized June 30, 2020 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, average effective annual base rent represents the base rent for the three months ended June 30, 2020, per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, average effective annual base rent represents

Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2020. Hotels owned less than 12 months are excluded from the ADR and RevPAR calculations.

(3)	Based on fair value as of June 30, 2020.
(4)	Segment revenue is presented for the six months ended June 30, 2020. Net lease segment revenue includes income from unconsolidated entities.
(5)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our portfolio of real properties as of June 30, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
Sonora Canyon Apartments	1	Mesa, AZ	Feb. 2017	100%	388 units	95%
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	88%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Harbor 5 Multifamily	5	Dallas, TX	Aug. 2017	100%	1,192 units	96%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	93%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	95%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	91%
Aston Multifamily Portfolio	20	Various	Various	90%	4,584 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	95%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	95%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	93%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	95%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	96%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	92%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	93%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	95%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	93%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	97%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	95%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	92%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	95%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	91%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	96%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	93%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	96%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	92%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	94%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	93%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	90%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	93%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	96%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	95%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	92%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	92%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	96%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	94%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	95%
Southwest MH	14	Various	June 2018	99%	3,065 units	77%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	93%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	71%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	85%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	940 units	83%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	76%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MH	1	Clearwater, FL	March 2020	99%	88 units	100%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	84%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	85%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,676 units	95%
Total Multifamily	231				74,708 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	93%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	21,174 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,011 sq. ft.	92%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	97%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	93%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	90%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June 2019	90%	1,471 sq. ft.	100%
Patriot Park	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	90%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	98%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	89%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	93%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	98%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Total Industrial	841				137,990 sq. ft.

Net Lease:
Bellagio	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	62%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	60%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	63%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	63%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	59%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	66%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	72%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	59%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	50%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	61%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	70%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	63%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	63%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	N/A
Urban 2-Pack	2	Chicago, IL & Arlington, VA	July 2019	100%	636 keys	N/A
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	N/A
RHW Portfolio	9	Various	Nov. 2019	100%	923 keys	N/A
Total Hotel	59				9,968 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	99%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	92%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	94%
Total Retail	13				1,933 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Total Office	1				228 sq. ft.

Other:
East Coast Storage Portfolio	21	Various	Aug. 2019	97%	1,347 sq. ft.	90%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	97%	111 sq. ft.	92%
Total Other	23				1,458 sq. ft.

Total Investments in Real Estate	1,171

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
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of June 30, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of June 30, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2020. The occupancy rate for our hotel investments is the average occupancy rate for the 12 months ended June 30, 2020. The occupancy rate for hotels owned less than 12 months is not included.

Subsequent to June 30, 2020, we acquired an aggregate of $72.0 million of real estate, exclusive of closing costs, across two separate transactions.

Impact of COVID-19 – Impairment Analysis

We review our real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. During the three months ended June 30, 2020, we recognized a $6.1 million impairment charge on a GAAP basis at one of our hotel properties. The GAAP impairment charge was a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic. The impairment charge aligns the GAAP carrying value of the hotel with the fair value already recorded within the June 30, 2020 Net Asset Value. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if our expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. We can provide no assurance that material impairment charges with respect to our investments in real estate and unconsolidated entities will not occur during the remaining quarters in 2020 or future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted.

Lease Expirations

The following schedule details the expiring leases at our consolidated industrial, net lease, retail, and office properties by annualized base rent and square footage as of June 30, 2020 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (remaining)	216	$38,615	4%	6,131	5%
2021	485	114,024	11%	20,913	15%
2022	525	122,804	12%	21,107	16%
2023	429	135,691	13%	22,277	16%
2024	350	81,823	8%	13,513	10%
2025	232	61,167	6%	9,933	7%
2026	100	68,276	7%	14,099	10%
2027	84	51,433	5%	7,861	6%
2028	62	32,710	3%	4,032	3%
2029	51	31,316	3%	4,027	3%
Thereafter	62	291,246	28%	12,084	9%
Total	2,596	$1,029,105	100%	135,977	100%

(1)

Annualized base rent is determined from the annualized June 30, 2020 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of June 30, 2020:

Subsequent to June 30, 2020, we purchased an aggregate of $167.2 million of real estate debt.

As of June 30, 2020, our investments in real estate debt consisted of 184 investments in CMBS, 13 corporate bond investments, 10 loans, and 10 investments in RMBS. The following table details our investments in real estate debt as of June 30, 2020 ($ in thousands):

	June 30, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	125	L+2.7%	2/5/2025	$3,130,665	$3,121,193	$2,723,768
CMBS - fixed	50	4.1%	8/19/2027	912,705	889,144	795,728
Corporate bonds	13	5.1%	1/2/2027	252,492	251,713	237,723
CMBS - zero coupon	4	N/A	1/30/2027	236,090	132,318	138,741
RMBS - fixed	10	4.4%	12/6/2031	26,141	26,315	24,084
CMBS - interest only	5	2.3%	10/1/2026	2,259,760	21,691	21,680
Total real estate securities	207	3.1%	11/5/2025	N/M	4,442,374	3,941,724
Term loans	9	L+3.0%	3/11/2022	604,158	591,497	591,264
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,251	116,384
Total real estate loans	10	L+3.7%	8/24/2022	738,908	725,748	707,648
Total investments in real estate debt	217	3.2%	5/11/2025	N/M	$5,168,122	$4,649,372

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for CMBS interest only positions.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 12 to our condensed consolidated financial statements included herein and Note 11 to the consolidated finance statements included in our Annual Report on form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		2020 vs. 2019	Six Months Ended June 30,		2020 vs. 2019
	2020	2019		$2020	2019	$
Revenues
Rental revenue	$553,717	$247,672	$306,045	$1,085,812	$459,869	$625,943
Hotel revenue	21,781	94,351	(72,570)	149,253	169,617	(20,364)
Other revenue	17,249	12,285	4,964	32,564	21,913	10,651
Total revenues	592,747	354,308	238,439	1,267,629	651,399	616,230
Expenses
Rental property operating	187,035	101,211	85,824	355,423	189,022	166,401
Hotel operating	44,523	63,197	(18,674)	143,829	114,517	29,312
General and administrative	6,913	4,878	2,035	13,595	8,059	5,536
Management fee	53,423	22,487	30,936	102,925	39,664	63,261
Performance participation allocation	—	29,898	(29,898)	—	50,061	(50,061)
Impairment of investments in real estate	6,126	—	6,126	6,126	—	6,126
Depreciation and amortization	347,352	161,854	185,498	676,157	301,333	374,824
Total expenses	645,372	383,525	261,847	1,298,055	702,656	595,399
Other income (expense)
Income from unconsolidated entities	25,336	—	25,336	38,605	—	38,605
Income (loss) from investments in real estate debt	492,889	51,784	441,105	(523,258)	113,467	(636,725)
Net gains on dispositions of real estate	—	29,686	(29,686)	371	29,686	(29,315)
Interest income	233	303	(70)	1,980	497	1,483
Interest expense	(176,579)	(103,279)	(73,300)	(365,083)	(194,866)	(170,217)
Loss on extinguishment of debt	—	—	—	(1,237)	—	(1,237)
Other income (expense)	29,078	(2,061)	31,139	(19,770)	(407)	(19,363)
Total other income (expense)	370,957	(23,567)	394,524	(868,392)	(51,623)	(816,769)
Net income (loss)	$318,332	$(52,784)	$371,116	$(898,818)	$(102,880)	$(795,938)
Net loss attributable to non-controlling interests in third party joint ventures	$966	$970	$(4)	$1,203	$3,006	$(1,803)
Net (income) loss attributable to non-controlling interests in BREIT OP	(4,859)	1,110	(5,969)	11,967	2,324	9,643
Net income (loss) attributable to BREIT stockholders	$314,439	$(50,704)	$365,143	$(885,648)	$(97,550)	$(788,098)
Net income (loss) per share of common stock — basic and diluted	$0.20	$(0.08)	$0.28	$(0.59)	$(0.17)	$(0.42)

Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since June 30, 2019, our revenues and operating expenses for the three and six months ended June 30, 2020 and 2019 are not comparable.  Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19. See below for a discussion of the properties in our portfolio that were owned for both the full three and six months ended June 30, 2020 and 2019.

General and Administrative Expenses

During the three and six months ended June 30, 2020, general and administrative expenses increased $2.0 million and $5.5 million, respectively, compared to the corresponding periods in 2019. The increase is primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three and six months ended June 30, 2020, the management fee increased $30.9 million and $63.3 million, respectively, compared to the corresponding periods in 2019. The increase was primarily due to the $9.5 billion growth of our NAV from June 30, 2019 to June 30, 2020.

Performance Participation Allocation

During the three and six months ended June 30, 2020, the unrealized performance participation allocation was zero due to the performance hurdle not being achieved. For the three and six months ended June 30, 2019 the performance participation allocation accrual was $29.9 million and $50.1 million, respectively.

Impairment of Real Estate

During the three and six months ended June 30, 2020, the Company recognized a $6.1 million impairment charge on one of its hotel properties. We did not recognize any impairment during the corresponding periods in 2019. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” above.

Depreciation and Amortization

During the three and six months ended June 30, 2020, depreciation and amortization increased $185.5 million and $374.8 million, respectively, compared to the corresponding periods in 2019. The increase was driven by the growth in our portfolio, which increased from 652 properties as of June 30, 2019 to 1,171 properties as of June 30, 2020.

Income from Unconsolidated Entities

During the three and six months ended June 30, 2020, we recorded $25.3 million and $38.6 million, respectively, of income from unconsolidated entities related to our unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. We did not have any unconsolidated investments during the corresponding periods in 2019.

Income (Loss) from Investments in Real Estate Debt

During the three months ended June 30, 2020, income from our investments in real estate debt increased $441.1 million compared to the corresponding period in 2019. The increase was primarily attributable to $466.4 million of unrealized gains during the three months ended June 30, 2020 compared to $20.8 million of unrealized gains during the corresponding period in 2019. During the six months ended June 30, 2020, income from our investments in real estate debt decreased $636.7 million compared to the corresponding period in 2019. This decrease is primarily attributable to $548.7 million of unrealized losses during the six months ended June 30, 2020 compared to $51.8 million of unrealized gains during the corresponding period in 2019. Although we saw a partial recovery in pricing across securities in the second quarter of 2020, the COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of our investments in real estate debt.

Net Gains on Dispositions of Real Estate

During the three and six months ended June 30, 2020, net gains on dispositions of real estate decreased $29.7 million and $29.3 million, respectively, as compared to the corresponding periods in 2019. During the three months ended June 30, 2019, we recorded $29.7 million of a gain from the disposition of real estate related to the sale of the parking garage attached to the Hyatt Place San Jose Downtown property. During the three months ended March 31, 2020, we recorded $0.4 million of a gain from the disposition of an industrial property from the HS Industrial Portfolio.

Interest Expense

During the three and six months ended June 30, 2020, interest expense increased $73.3 million and $170.2 million, respectively, compared to the corresponding periods in 2019. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other Income (Expense)

During the three months ended June 30, 2020, other income (expense) increased $31.1 million compared to the corresponding period in 2019. The increase was primarily due to $12.7 million of realized gains on our investments in equity securities, $11.9 million of unrealized gains on our investments in equity securities and $5.0 million of dividends earned on our investments in equity securities. During the six months ended June 30, 2020, other income (expense) decreased $19.4 million compared to the corresponding period in 2019. The decrease was primarily due to a $20.8 million forfeited deposit related to a transaction we decided not to pursue and $25.2 million of unrealized losses on our investments in equity securities, partially offset by $12.7 million of realized gains on our investments in equity securities, $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties whereby the purchase and sale agreement was terminated by the potential buyer, and $8.2 million of dividends earned on our investments in equity securities.

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

For the three months ended June 30, 2020 and 2019, our same property portfolio consisted of 323 industrial, 129 multifamily, 26 hotel, and three retail properties. For the six months ended June 30, 2020 and 2019, our same property portfolio consisted of 322 industrial, 100 multifamily, 25 hotel, and three retail properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate (ii) depreciation and amortization, (iii) interest expense, and (iv) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from unconsolidated entities, (f) income (loss) from investments in real estate debt, (g) net gains on dispositions of real estate, (h) interest income, (i) loss on extinguishment of debt, and (j) other income (expense).

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		2020 vs. 2019	Six Months Ended June 30,		2020 vs. 2019
	2020	2019		$2020	2019	$
Net income (loss) attributable to BREIT stockholders	$314,439	$(50,704)	$365,143	$(885,648)	$(97,550)	$(788,098)
Adjustments to reconcile to same property NOI
General and administrative	6,913	4,878	2,035	13,595	8,059	5,536
Management fee	53,423	22,487	30,936	102,925	39,664	63,261
Performance participation allocation	—	29,898	(29,898)	—	50,061	(50,061)
Affiliate incentive compensation awards	500	500	—	1,000	1,000	—
Impairment of investments in real estate	6,126	—	6,126	6,126	—	6,126
Depreciation and amortization	347,352	161,854	185,498	676,157	301,333	374,824
Income from unconsolidated entities	(25,336)	—	(25,336)	(38,605)	—	(38,605)
(Income) loss from investments in real estate debt	(492,889)	(51,784)	(441,105)	523,258	(113,467)	636,725
Net gains on dispositions of real estate	—	(29,686)	29,686	(371)	(29,686)	29,315
Interest income	(233)	(303)	70	(1,980)	(497)	(1,483)
Interest expense	176,579	103,279	73,300	365,083	194,866	170,217
Loss on extinguishment of debt	—	—	-	1,237	—	1,237
Other income (expense)	(29,078)	2,061	(31,139)	19,770	407	19,363
Net loss attributable to non-controlling interests in third party joint ventures	(966)	(970)	4	(1,203)	(3,006)	1,803
Net income (loss) attributable to non-controlling interests in BREIT OP	4,859	(1,110)	5,969	(11,967)	(2,324)	(9,643)
NOI	361,689	190,400	171,289	769,377	348,860	420,517
Non-same property NOI	229,637	15,124	214,513	496,790	34,751	462,039
Same property NOI	$132,052	$175,276	$(43,224)	$272,587	$314,109	$(41,522)

The following table details the components of same property NOI for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$214,154	$215,365	$(1,211)	(1)%
Hotel revenue	10,182	92,197	(82,015)	(89)%
Other revenue	9,572	11,015	(1,443)	(13)%
Total revenues	233,908	318,577	(84,669)	(27)%

Rental property operating	81,319	82,383	(1,064)	(1)%
Hotel operating	20,537	60,918	(40,381)	(66)%
Total expenses	101,856	143,301	(41,445)	(29)%
Same property NOI	$132,052	$175,276	$(43,224)	(25)%

Same Property – Rental Revenue

Same property rental revenue decreased $1.2 million for the three months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was due to a $8.0 million increase in our bad debt reserve, primarily as a result of COVID-19, partially offset by a $4.6 million increase in base rental revenue and a $2.2 million increase in tenant reimbursement income. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Three Months Ended June 30,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$133,081	$129,953	$3,128	—%	+3%
Industrial	63,598	62,195	1,403	(1)%	+4%
Retail	2,469	2,391	78	+2%	+1%
Total base rental revenue	$199,148	$194,539	$4,609

(1)	The annualized base rent per leased square foot or unit for the three months ended June 30, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue decreased $82.0 million for the three months ended June 30, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $170 to $100 while occupancy decreased 64% and RevPAR decreased from $142 to $19 during the three months ended June 30, 2020 compared to the corresponding period in 2019. The decrease can be attributed to the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and significantly reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

Same Property – Other Revenue

Same property other revenue decreased $1.4 million for the three months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was primarily due to decreased golf course revenues during the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 as a result of the COVID-19 pandemic.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $1.1 million during the three months ended June 30, 2020, compared to the corresponding period in 2019. The decrease in rental property operating expenses for the three months ended June 30, 2020 was primarily the result of a decrease in general operating expenses at our student housing properties due to students leaving campus during the COVID-19 pandemic.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $40.4 million during the three months ended June 30, 2020, compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of closures of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

The following table details the components of same property NOI for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$394,653	$390,415	$4,238	1%
Hotel revenue	72,896	158,621	(85,725)	(54)%
Other revenue	17,077	18,840	(1,763)	(9)%
Total revenues	484,626	567,876	(83,250)	(15)%

Rental property operating	144,864	148,157	(3,293)	(2)%
Hotel operating	67,175	105,610	(38,435)	(36)%
Total expenses	212,039	253,767	(41,728)	(16)%
Same property NOI	$272,587	$314,109	$(41,522)	(13)%
Same Property – Rental Revenue

Same property rental revenue increased $4.2 million for the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was due to a $10.9 million increase in base rental revenue and a $0.6 million increase in tenant reimbursement income partially offset by a $7.3 million increase in bad debt expense, primarily a result of COVID-19.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Six Months Ended June 30,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$227,695	$219,491	$8,204	—%	+3%
Industrial	126,725	124,153	2,572	(1)%	+4%
Retail	4,953	4,800	153	+1%	+2%
Total base rental revenue	$359,373	$348,444	$10,929

(1)	The annualized base rent per leased square foot or unit for the six months ended June 30, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue decreased $85.7 million for the six months ended June 30, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $172 to $150 while occupancy decreased 38% and RevPAR decreased from $137 to $62 during the six months ended June 30, 2020 compared to the corresponding period in 2019. The decreases can be attributed to the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and significantly reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

Same Property – Other Revenue

Same property other revenue decreased $1.8 million for the six months ended June 30, 2020 compared to the corresponding period in 2019. The decrease in other revenue was due to decreased golf course revenues during the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 as a result of the COVID-19 pandemic.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $3.3 million during the six months ended June 30, 2020, compared to the corresponding period in 2019. The decrease in rental property operating expenses for the six months ended June 30, 2020 was primarily the result of a decrease in general operating expenses due to students at our student housing properties leaving campus during the COVID-19 pandemic and decreased general operating expenses at our industrial and retail properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $38.4 million during the six months ended June 30, 2020, compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of closures of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

Non-same Property NOI

Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period over period. We expect the non-same property NOI variance period over period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions. Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized (gains) losses on financial instruments, (v) forfeited investment deposits (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us, (viii) gain or loss on involuntary conversion, (ix) realized (gains) losses on extinguishment of debt, and (x) similar adjustments for non-controlling interests and unconsolidated entities.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to BREIT stockholders	$314,439	$(50,704)	$(885,648)	$(97,550)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	357,924	161,854	692,046	301,333
Impairment of investments in real estate	6,126	—	6,126	—
Net gains on dispositions of real estate	—	(29,686)	(371)	(29,686)
Amount attributable to non-controlling interests for above adjustments	(10,746)	(5,431)	(21,562)	(12,629)
FFO attributable to BREIT stockholders	667,743	76,033	(209,409)	161,468
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(41,814)	(1,537)	(76,988)	(3,728)
Amortization of above- and below-market lease intangibles	(4,386)	(2,007)	(8,104)	(3,722)
Amortization of mortgage premium/discount	(342)	15	(572)	(3)
Unrealized (gains) losses on financial instruments	(455,939)	(15,489)	648,455	(45,492)
Net forfeited investment deposits	—	—	12,750	—
Amortization of restricted stock awards	100	100	200	200
Non-cash performance participation allocation	—	29,898	—	50,061
Non-cash incentive compensation awards to affiliated service providers	500	500	1,000	1,000
Gain on involuntary conversion	(180)	(75)	(180)	(1,389)
Loss on extinguishment of debt	—	—	1,237	—
Amount attributable to non-controlling interests for above adjustments	8,397	(265)	(5,028)	84
AFFO attributable to BREIT stockholders	174,079	87,173	363,361	158,479
Adjustments to arrive at FAD:
Management fee paid in shares	53,423	22,487	102,925	39,664
Recurring tenant improvements, leasing commissions and other capital expenditures (1)	(30,132)	(11,587)	(53,749)	(20,835)
Stockholder servicing fees	(15,644)	(9,449)	(31,068)	(17,207)
Realized (gains) losses on financial instruments	(13,342)	40	(11,977)	25
Amount attributable to non-controlling interests for above adjustments	(85)	(226)	(518)	(437)
FAD attributable to BREIT stockholders	$168,299	$88,438	$368,974	$159,689

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

Impact of COVID-19 on Our NAV

For the quarter ending June 30, 2020, BREIT’s Class S NAV per share increased $0.28, from $10.46 as of March 31, 2020 to $10.74 as of June 30, 2020. BREIT’s Class I NAV per share increased from $10.44 to $10.71, BREIT’s Class D NAV per share increased from $10.31 to $10.60 and BREIT’s Class T NAV per share increased from $10.27 to $10.56. This price movement was driven by (i) increases in the valuation of our industrial, multifamily and hospitality properties, (ii) mark-to-market increases in our real estate debt portfolio as pricing across securities, including CMBS, partially recovered from significant declines in March and (iii) execution of a binding agreement to opportunistically sell a select service hotel at a significant mark up to our cost basis and prior carrying value.

For more information on our Net Asset Value Calculation and Valuation Guidelines please refer to our prospectus. Please also refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our prospectus dated April 21, 2020 and filed with the SEC, as supplemented for additional disclosure relating to material trends or uncertainties that may impact our business.

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D, and Class I common stockholders, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of June 30, 2020 ($ and shares/units in thousands):

Components of NAV	June 30, 2020
Investments in real estate	$31,936,085
Investments in real estate debt	4,649,372
Investments in unconsolidated entities	855,480
Cash and cash equivalents	240,801
Restricted cash	459,819
Other assets	559,163
Mortgage notes, term loans, and revolving credit facilities, net	(17,859,991)
Secured financings on investments in real estate debt	(2,369,685)
Subscriptions received in advance	(175,886)
Other liabilities	(658,402)
Accrued performance participation allocation	—
Management fee payable	(18,207)
Accrued stockholder servicing fees (1)	(5,320)
Non-controlling interests in joint ventures	(237,776)
Net Asset Value	$17,375,453
Number of outstanding shares/units	1,622,011

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $5.3 million accrued for purposes of our NAV and the $552.8 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2020 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$6,792,362	$8,790,866	$463,994	$1,093,994	$234,237	$17,375,453
Number of outstanding shares/units	632,208	820,813	43,957	103,162	21,871	1,622,011
NAV Per Share/Unit as of June 30, 2020	$10.7439	$10.7100	$10.5557	$10.6047	$10.7100

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2020 valuations, based on property types. Once we own more than one office property we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.5%	5.2%
Industrial	7.2%	5.7%
Net Lease	7.6%	6.7%
Hotel	9.2%	9.4%
Retail	7.7%	6.1%
Other	7.3%	6.8%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Net Lease Investment Values	Hotel Investment Values	Retail Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+1.8%	+1.9%	+1.8%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(2.1%)	(1.7%)	(1.9%)	(1.8%)	(1.7%)
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.7%	+2.1%	+1.6%	+2.6%	+2.1%
(weighted average)	0.25% increase	(2.8%)	(3.0%)	(1.9%)	(1.5%)	(2.4%)	(1.9%)

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

June 30, 2020
Stockholders’ equity	$14,218,061
Non-controlling interests attributable to BREIT OP	191,993
Redeemable non-controlling interest	255
Total partners' capital of BREIT OP under U.S. GAAP	14,410,309
Adjustments:
Accrued stockholder servicing fee	552,812
Organization and offering costs	5,113
Unrealized net real estate and debt appreciation	423,439
Accumulated depreciation and amortization	1,983,780
NAV	$17,375,453

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

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.3169 per share for the six months ended June 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2020:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2020	$0.0451	$0.0534	$0.0452	$0.0510
February 28, 2020	0.0451	0.0529	0.0452	0.0506
March 31, 2020	0.0451	0.0529	0.0452	0.0506
April 30, 2020	0.0451	0.0524	0.0452	0.0503
May 31, 2020	0.0451	0.0527	0.0452	0.0505
June 30, 2020	0.0451	0.0526	0.0452	0.0504
Total	$0.2706	$0.3169	$0.2712	$0.3034

The following tables summarize our distributions declared during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$109,258	47%	$33,812	37%
Reinvested in shares	125,124	53%	57,059	63%
Total distributions	$234,382	100%	$90,871	100%
Sources of Distributions
Cash flows from operating activities	$234,382	100%	$90,871	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$234,382	100%	$90,871	100%

Cash flows from operating activities	$275,756		$120,433
Funds from Operations	$667,743		$76,033
Adjusted Funds from Operations	$174,079		$87,173
Funds Available for Distribution	$168,299		$88,438

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$203,198	46%	$58,780	37%
Reinvested in shares	238,258	54%	101,633	63%
Total distributions	$441,456	100%	$160,413	100%
Sources of Distributions
Cash flows from operating activities	$441,456	100%	$160,413	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$441,456	100%	$160,413	100%

Cash flows from operating activities	$484,795		$193,469
Funds from Operations	$(209,409)		$161,468
Adjusted Funds from Operations	$363,361		$158,479
Funds Available for Distribution	$368,974		$159,689

Through June 30, 2020, our distributions have been funded entirely from cash flows from operations.

Liquidity and Capital Resources

The global outbreak of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. While the long-term impact of COVID-19 to our business is not yet fully known, we believe we are well positioned from a liquidity perspective with $3.9 billion of immediate liquidity as of August 13, 2020, made up of $3.4 billion of undrawn line of credit capacity and $0.5 billion of cash on hand.

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

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the second quarter, we experienced a decline in net proceeds received from the sale of shares of our common stock compared to recent quarters as a result of COVID-19. However, subsequent to June 30, 2020, we have started to see an increase in net proceeds received from the sale of shares of our common stock compared to the second quarter. In addition, in March 2020 we experienced an elevated level of repurchases under our repurchase plan. We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

As of June 30, 2020, our indebtedness included loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), and Citigroup Global Markets Inc. (the “Citi MRA”) secured by our investments in real estate debt, and unsecured lines of credit.

During April 2020, we entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $252.7 million. The DB Secured Financing is secured by one of our term loans and bears interest equal to the three-month EURIBOR plus 1.80% per annum. Additionally, as part of the DB Secured Financing, we are responsible for providing in cash, the equivalent of any decline in value on the underlying collateral.

The following table is a summary of our indebtedness as of June 30, 2020 ($ in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	June 30, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	7/8/2027	N/A	$12,758,220	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.78%	7/8/2027		12,758,220	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	1/25/2026	N/A	3,288,657	1,826,435
Variable rate term loans	L+1.7%	2/11/2024	N/A	1,639,495	1,533,561
Variable rate secured revolving credit facilities	L+1.5%	10/9/2026	$2,339,495	150,000	1,063,837
Variable rate mezzanine loans	L+4.3%	4/9/2025	N/A	142,200	—
Total variable rate loans	L+1.8%	6/14/2025		5,220,352	4,423,833
Total loans secured by our properties	3.3%	12/1/2026		17,978,572	17,044,428

Secured financings on investments in real estate debt:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		3/14/2021	N/A	1,366,958	2,342,137
DB Secured Financing		4/2/2022	N/A	252,727	—
Total secured financings on investments real estate debt(5)	1.5%			2,369,685	3,092,137

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2023	1,275,000	—	—
Affiliate line of credit	L+2.5%	1/22/2021	150,000	—	—
Total unsecured loans			1,425,000	—	—

Total indebtedness				$20,348,257	$20,136,565

(1)	The term “L” refers to the one-month LIBOR with respect to loans secured by our properties and unsecured loans.
(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in July 2020 into new contracts.
(4)	Includes RBC MRA and Citi MRA.
(5)	Weighted average interest rate based on L+1.4%, whereby “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

As of August 13, 2020, we had received net proceeds of $8.6 billion from selling an aggregate of 771,254,474 shares of our common stock in the Current Offering (consisting of 406,147,616 Class S shares, 259,250,685 Class I shares, 25,839,042 Class T shares, and 80,017,131 Class D shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$484,795	$193,469
Cash flows used in investing activities	(4,933,503)	(4,809,537)
Cash flows provided by financing activities	4,061,892	4,937,285
Net increase (decrease) in cash and cash equivalents and restricted cash	$(386,816)	$321,217

Cash flows provided by operating activities increased $0.3 billion during the six months ended June 30, 2020 compared to the corresponding period in the 2019 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities increased $0.1 billion during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to an increase of $0.8 billion investment in unconsolidated entities, a net increase of $0.4 billion related to our investments in real estate-related equity securities, offset by a decrease of $0.8 billion in the acquisition of real estate investments and a net decrease in the investments in real estate debt of $0.3 billion.

Cash flows provided by financing activities decreased $0.9 billion during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to a net decrease in borrowings of $2.2 billion, an increase of $0.7 billion in repurchases of common stock, a net decrease of $0.2 billion in subscriptions received in advance, a $0.1 billion increase in distributions and $0.1 billion increase in redemption of redeemable non-controlling interest. The decrease was partially offset by a net increase of $2.4 billion from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2020 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$24,341,801	$2,151,715	$2,929,647	$7,138,236	$12,122,203
Ground leases	967,667	6,966	14,512	15,181	931,008
Organizational and offering costs	5,113	2,045	3,068	—	—
Other	13,122	3,789	7,076	2,257	—
Total	$25,327,703	$2,164,515	$2,954,303	$7,155,674	$13,053,211

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at June 30, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2020, the outstanding principal balance of our variable rate indebtedness was $7.6 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, three-month Euro denominated LIBOR or six-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three and six months ended June 30, 2020, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.6 million and $2.4 million, respectively.

Certain jurisdictions are currently reforming or phasing out their Interbank Offered Rates, or IBORS, including, without limitation, the London Interbank Offered Rate and Euro Interbank Offered Rate. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect at the end of calendar year 2021. We are evaluating the operational impact of such changes on existing transactions and contractual arrangements and managing transition efforts. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Investments in Real Estate Debt

As of June 30, 2020, we held $4.6 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and six months ended June 30, 2020, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.1 million and $0.3 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate debt is unknown. As of June 30, 2020, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in a change in the carrying value of our investments in real estate debt of $464.9 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under the heading “Risk Factors” in our prospectus dated April 21, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 12 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended June 30, 2020, the Adviser elected to receive its management fee in Class I shares and we issued 3,354,544 unregistered Class I shares to the Adviser in satisfaction of the management fee for April and May 2020. Additionally, we issued 1,700,028 unregistered Class I shares to the Adviser in July 2020 in satisfaction of the June 2020 management fee.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2020, we received $0.3 billion from selling 27.3 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

During the three months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2020	10,155,068	0.7%	$10.35	10,155,068	—
May 2020	11,803,139	0.8%	10.40	8,501,557	—
June 2020	6,633,476	0.4%	10.53	4,949,304	—
Total	28,591,683	N/M	$10.41	23,605,929	—

(1)

Includes 4,985,753 Class I common shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $52.3 million. As of June 30, 2020, the Adviser owned 5,172,387 of our Class I common shares.

(2)

Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

(3)	All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units, Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 13, 2020	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 13, 2020	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 13, 2020	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)