Form 10-Q
period 2020-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2020-11-13
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 12, 2020, the issuer had the following shares outstanding: 686,427,047 shares of Class S common stock, 892,193,666 shares of Class I common stock, 46,094,888 shares of Class T common stock, and 119,127,868 shares of Class D common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$28,869,214	$26,326,868
Investments in unconsolidated entities	814,134	—
Investments in real estate debt	4,965,677	4,523,260
Cash and cash equivalents	240,022	204,269
Restricted cash	468,567	905,433
Other assets	1,675,194	1,079,993
Total assets	$37,032,808	$33,039,823

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$17,579,032	$16,929,659
Secured financings on investments in real estate debt	2,392,945	3,092,137
Unsecured revolving credit facilities	—	—
Due to affiliates	623,036	690,143
Accounts payable, accrued expenses, and other liabilities	1,205,826	1,692,087
Total liabilities	21,800,839	22,404,026

Commitments and contingencies	—	—
Redeemable non-controlling interests	27,941	21,149

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 662,034 and 530,813 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6,620	5,308
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 859,364 and 474,279 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8,593	4,743
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 45,052 and 39,767 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	450	398
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 109,596 and 84,657 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,096	847
Additional paid-in capital	17,726,921	11,716,721
Accumulated deficit and cumulative distributions	(2,873,756)	(1,422,885)
Total stockholders' equity	14,869,924	10,305,132
Non-controlling interests attributable to third party joint ventures	142,702	157,795
Non-controlling interests attributable to BREIT OP unitholders	191,402	151,721
Total equity	15,204,028	10,614,648
Total liabilities and equity	$37,032,808	$33,039,823

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$562,053	$290,453	$1,647,865	$750,322
Hotel revenue	56,038	132,036	205,291	301,653
Other revenue	17,280	15,544	49,844	37,457
Total revenues	635,371	438,033	1,903,000	1,089,432
Expenses
Rental property operating	193,306	121,591	548,729	310,613
Hotel operating	60,339	89,951	204,168	204,468
General and administrative	5,430	4,548	19,025	12,607
Management fee	57,619	29,858	160,544	69,522
Performance participation allocation	—	56,322	—	106,383
Impairment of investments in real estate	6,217	—	12,343	—
Depreciation and amortization	332,599	204,653	1,008,756	505,986
Total expenses	655,510	506,923	1,953,565	1,209,579
Other income (expense)
Income from unconsolidated entities	25,073	—	63,678	—
Income (loss) from investments in real estate debt	206,046	52,568	(317,212)	166,035
Net gains on dispositions of real estate	100,070	6,481	100,441	36,167
Interest income	122	1,763	2,102	2,260
Interest expense	(174,193)	(116,037)	(539,276)	(310,903)
Loss on extinguishment of debt	(5,258)	—	(6,495)	—
Other income (expense)	(9,252)	(2,379)	(29,022)	(2,786)
Total other income (expense)	142,608	(57,604)	(725,784)	(109,227)
Net income (loss)	$122,469	$(126,494)	$(776,349)	$(229,374)
Net loss attributable to non-controlling interests in third party joint ventures	$593	$1,305	$1,796	$4,311
Net (income) loss attributable to non-controlling interests in BREIT OP	(1,790)	2,018	10,177	4,342
Net income (loss) attributable to BREIT stockholders	$121,272	$(123,171)	$(764,376)	$(220,721)
Net income (loss) per share of common stock — basic and diluted	$0.07	$(0.15)	$(0.49)	$(0.34)
Weighted-average shares of common stock outstanding, basic and diluted	1,651,693	819,055	1,545,984	647,730

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513
Common stock issued	312	565	15	68	1,021,753	—	1,022,713	—	—	1,022,713
Offering costs	—	—	—	—	(35,098)	—	(35,098)	—	—	(35,098)
Distribution reinvestment	54	52	3	9	128,911	—	129,029	—	—	129,029
Common stock/units repurchased	(68)	(225)	(8)	(13)	(332,425)	—	(332,739)	—	(152)	(332,891)
Amortization of compensation awards	—	1	—	—	99	—	100	—	(31)	69
Net income (loss) ($263 loss allocated to redeemable non-controlling interests)	—	—	—	—	—	121,272	121,272	(328)	1,788	122,732
Distributions declared on common stock ($0.1586 gross per share)	—	—	—	—	—	(245,039)	(245,039)	—	—	(245,039)
Contributions from non-controlling interests	—	—	—	—	—	—	-	223	1,270	1,493
Distributions and redemptions to non-controlling interests	—	—	—	—	(1,946)	—	(1,946)	(16,652)	(3,466)	(22,064)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,429)	—	(6,429)	—	—	(6,429)
Balance at September 30, 2020	$6,620	$8,593	$450	$1,096	$17,726,921	$(2,873,756)	$14,869,924	$142,702	$191,402	$15,204,028

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at June 30, 2019	$3,812	$2,286	$319	$529	$6,969,300	$(845,511)	$6,130,735	$113,725	$131,915	$6,376,375
Common stock issued	638	1,251	45	160	2,342,048	—	2,344,142	—	—	2,344,142
Offering costs	—	—	—	—	(59,354)	—	(59,354)	—	—	(59,354)
Distribution reinvestment	32	21	3	4	67,817	—	67,877	—	—	67,877
Common stock/units repurchased	(18)	(29)	(1)	(2)	(55,172)	—	(55,222)	—	(648)	(55,870)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net loss ($732 allocated to redeemable non-controlling interests)	—	—	—	—	—	(123,171)	(123,171)	(625)	(1,966)	(125,762)
Distributions declared on common stock ($0.1594 gross per share)	—	—	—	—	—	(119,241)	(119,241)	—	—	(119,241)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,995	425	2,420
Distributions to non-controlling interests	—	—	—	—	—	—	—	(23,022)	(2,079)	(25,101)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,434)	—	(2,434)	—	—	(2,434)
Balance at September 30, 2019	$4,464	$3,530	$366	$691	$9,262,304	$(1,087,923)	$8,183,432	$92,073	$128,147	$8,403,652

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	1,555	4,278	75	282	6,968,348	—	6,974,538	—	—	6,974,538
Offering costs	—	—	—	—	(161,478)	—	(161,478)	—	—	(161,478)
Distribution reinvestment	153	140	9	24	356,869	—	357,195	—	—	357,195
Common stock/units repurchased	(396)	(571)	(32)	(57)	(1,145,159)	—	(1,146,215)	—	(1,907)	(1,148,122)
Amortization of compensation awards	—	3	—	—	297	—	300	—	969	1,269
Net loss ($1,273 allocated to redeemable non-controlling interests)	—	—	—	—	—	(764,376)	(764,376)	(536)	(10,164)	(775,076)
Distributions declared on common stock ($0.4755 gross per share)	—	—	—	—	—	(686,495)	(686,495)	—	—	(686,495)
Contributions from non-controlling interests	—	—	—	—	—	—	—	11,394	61,163	72,557
Distributions and redemptions to non-controlling interests	—	—	—	—	(1,946)	—	(1,946)	(25,951)	(10,380)	(38,277)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,731)	—	(6,731)	—	—	(6,731)
Balance at September 30, 2020	$6,620	$8,593	$450	$1,096	$17,726,921	$(2,873,756)	$14,869,924	$142,702	$191,402	$15,204,028

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954
Common stock issued	1,662	2,482	134	381	5,150,713	—	5,155,372	—	—	5,155,372
Offering costs	—	—	—	—	(213,228)	—	(213,228)	—	—	(213,228)
Distribution reinvestment	84	46	7	9	161,625	—	161,771	—	—	161,771
Common stock/units repurchased	(52)	(84)	(8)	(3)	(160,672)	—	(160,819)	—	(718)	(161,537)
Amortization of compensation awards	—	3	—	—	297	—	300	—	1,500	1,800
Net loss ($1,083 allocated to redeemable non-controlling interests)	—	—	—	—	—	(220,721)	(220,721)	(3,631)	(3,939)	(228,291)
Distributions declared on common stock ($0.4764 gross per share)	—	—	—	—	—	(279,654)	(279,654)	—	—	(279,654)
Contributions from non-controlling interests	—	—	—	—	—	—	—	47,938	41,888	89,826
Distributions to non-controlling interests	—	—	—	—	—	—	—	(27,826)	(5,660)	(33,486)
Allocation to redeemable non-controlling interests	—	—	—	—	(3,875)	—	(3,875)	—	—	(3,875)
Balance at September 30, 2019	$4,464	$3,530	$366	$691	$9,262,304	$(1,087,923)	$8,183,432	$92,073	$128,147	$8,403,652

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(776,349)	$(229,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	160,544	69,522
Performance participation allocation	—	106,383
Depreciation and amortization	1,008,756	505,986
Impairment of investments in real estate	12,343	—
Net gains on dispositions of real estate	(100,441)	(36,167)
Loss on extinguishment of debt	6,495	—
Unrealized (gain) loss on changes in fair value of financial instruments	484,332	(53,025)
Income from unconsolidated entities	(63,678)	—
Distributions from unconsolidated entities	57,856	—
Other items	(23,996)	7,131
Change in assets and liabilities:
(Increase) / decrease in other assets	(69,800)	(95,832)
Increase / (decrease) in due to affiliates	(1,222)	4,802
Increase / (decrease) in accounts payable, accrued expenses, and other liabilities	34,611	93,940
Net cash provided by operating activities	729,451	373,366
Cash flows from investing activities:
Acquisitions of real estate	(3,246,297)	(9,827,563)
Capital improvements to real estate	(230,749)	(135,645)
Proceeds from disposition of real estate	385,269	74,568
Pre-acquisition costs and deposits	(58,274)	(9,991)
Investment in unconsolidated entities	(808,312)	—
Purchase of investments in real estate debt	(1,177,967)	(1,623,503)
Proceeds from settlement of investments in real estate debt	363,175	329,445
Purchase of real estate-related equity securities	(703,695)	—
Sale of real estate-related equity securities	102,932	—
Net cash used in investing activities	(5,373,918)	(11,192,689)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,014,033	4,913,617
Offering costs paid	(71,135)	(53,548)
Subscriptions received in advance	217,461	560,444
Repurchase of common stock	(996,873)	(82,878)
Repurchase of management fee shares	(112,664)	(72,711)
Redemption of redeemable non-controlling interest	(83,625)	(35,435)
Redemption of affiliate service provider incentive compensation awards	(1,755)	(718)
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	6,207,729	10,036,847
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(5,849,236)	(4,692,644)
Borrowings under repurchase agreements	1,898,018	1,152,366
Settlement of repurchase agreements	(2,616,391)	(219,755)
Borrowings from affiliate line of credit	175,000	1,883,000
Repayments on affiliate line of credit	(175,000)	(1,883,000)
Borrowings from unsecured revolving credit facilities	130,000	240,000
Repayments on unsecured revolving credit facilities	(130,000)	(240,000)
Payment of deferred financing costs	(41,721)	(94,726)
Contributions from non-controlling interests	22,503	50,400
Distributions and redemptions to non-controlling interests	(41,202)	(31,325)
Distributions	(301,788)	(94,659)
Net cash provided by financing activities	4,243,354	11,335,275
Net change in cash and cash equivalents and restricted cash	(401,113)	515,952
Cash and cash equivalents and restricted cash, beginning of period	1,109,702	306,613
Cash and cash equivalents and restricted cash, end of period	$708,589	$822,565

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$240,022	$155,674
Restricted cash	468,567	666,891
Total cash and cash equivalents and restricted cash	$708,589	$822,565

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$224,123	$1,146,823
Assumption of other liabilities in conjunction with acquisitions of real estate	$257	$66,629
Issuance of BREIT OP units as consideration for acquisitions of real estate	$—	$36,749
Recognition of financing lease liability	$—	$56,008
Assumed operating ground lease liabilities	$—	$47,393
Accrued pre-acquisition costs	$1,203	$868
Contributions from non-controlling interests	$—	$2,520
Accrued capital expenditures and acquisition related costs	$7,168	$7,187
Accrued distributions	$27,754	$23,380
Accrued stockholder servicing fee due to affiliate	$94,245	$160,604
Redeemable non-controlling interest issued as settlement of performance participation allocation	$141,396	$37,484
Exchange of redeemable non-controlling interest for Class I shares	$9,228	$11,620
Exchange of redeemable non-controlling interest for Class I or Class B units	$48,543	$—
Allocation to redeemable non-controlling interest	$6,731	$3,875
Distribution reinvestment	$357,195	$161,771
Accrued common stock repurchases	$71,047	$5,330
Accrued common stock repurchases due to affiliate	$18,937	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$—	$4,714
Payable for investments in real estate debt	$1,065	$185,074

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

As of September 30, 2020, the Company had received net proceeds of $19.6 billion from selling shares in the Offering, as defined below, and selling unregistered shares of the Company’s common stock. The Company had registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (the “Initial Offering”) and accepted gross offering proceeds of $4.9 billion during the period January 1, 2017 to January 1, 2019. The Company subsequently registered with the SEC a follow-on offering of up to $12.0 billion in shares of common stock, consisting of up to $10.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Current Offering” and with the Initial Offering, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of September 30, 2020, the Company owned 1,182 properties and had 241 positions in real estate debt investments. The Company currently operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Retail, Office and Other Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Other Properties includes self-storage properties. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture, as further described in Note 4 – Investments in Unconsolidated Entities.  Financial results by segment are reported in Note 14 — Segment Reporting.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. The ongoing novel coronavirus (“COVID-19”) pandemic and restrictions on non-essential businesses have caused disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of September 30, 2020, including judgments about the financial market and economic conditions which may change over time.  Actual results may ultimately differ materially from those estimates.

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

The Company consolidates partially owned entities in which it has a controlling financial interest. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. BREIT OP and each of the Company’s joint ventures are considered to be a VIE. The Company consolidates these entities, excluding its equity method investment, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans. In July 2020, the Company acquired the remaining 10.0% interest in one of its consolidated VIEs for $19.3 million. As of September 30, 2020, the joint venture is no longer a VIE.

As of September 30, 2020, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $10.8 billion and $7.7 billion, respectively, compared to $9.5 billion and $6.6 billion as of December 31, 2019. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

As of September 30, 2020, the Company’s investment in the joint venture which owns the real estate of the MGM Grand and Mandalay Bay is not consolidated. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.

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

Valuation of assets measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of September 30, 2020 and December 31, 2019, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), residential mortgage-

backed securities (“RMBS”), which are mortgage-related fixed income securities, corporate bonds, term loans, and mezzanine loans of real estate-related companies. The Company determines the fair value of its investments in real estate debt by generally utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

Certain of the Company’s investments in real estate debt, such as mezzanine loans, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company’s investments in equity securities of public real estate-related companies are classified as trading securities and reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). During September 2020, the Company made an investment in a preferred equity security, which is reflected at its initial investment as of September 30, 2020 (Level 2 inputs). The Company believes the transaction price provides the most observable indication of fair value as of September 30, 2020 given the transaction closed in last month of the quarter and there were no significant changes in market conditions. As of September 30, 2020 the Company’s $572.8 million of equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets. The Company did not own equity securities as of December 31, 2019.

The following table summarizes our assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2020				December 31, 2019
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Investments in real estate debt	$—	$4,846,533	$119,144	$4,965,677	$—	$4,389,184	$134,076	$4,523,260
Equity securities	332,849	240,000	—	572,849	—	—	—	—
Total	$332,849	$5,086,533	$119,144	$5,538,526	$—	$4,389,184	$134,076	$4,523,260

The following table details our assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2019	$134,076

Included in net income
Accretion included in interest income	260
Unrealized gain (loss) included in income (loss) from investments in real estate debt	(15,192)

Balance as of September 30, 2020	$119,144

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in real estate debt	$119,144	Discounted cash flow	Yield	10.5%	Decrease

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

As part of the Company’s quarterly impairment review procedures, one of the Company’s hotel assets was deemed to be impaired resulting in a $6.2 million impairment charge during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, two of the Company’s hotel assets were deemed to be impaired, resulting in $12.3 million of impairment charges. Refer to Note 3 for additional details of the impairments.

The Company estimated the fair value of the impaired properties using a discounted cash flow analysis that utilized Level 3 inputs. The key assumptions utilized during the three months ended September 30, 2020 were the discount rate (8.7%) and the exit capitalization rate (9.9%). The key assumptions utilized during the nine months ended September 30, 2020 were the discount rate (weighted average of 8.7%) and the exit capitalization rate (weighted average of 7.8%). There are inherent uncertainties in making these estimates such as macroeconomic conditions.

Valuation of liabilities not measured at fair value

As of September 30, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was approximately $34.5 million above carrying value. As of December 31, 2019, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on real estate debt, and unsecured revolving credit facilities was approximately $54.9 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the period, while also considering any necessary bad debt reserves. As of October 31, 2020, the Company has granted $9.1 million of rental deferral requests.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Building and building improvements	$23,302,061	$20,950,147
Land and land improvements	6,506,128	5,639,678
Furniture, fixtures and equipment	439,981	377,645
Right of use asset - operating leases(1)	114,535	114,011
Right of use asset - financing leases(1)	56,008	56,008
Total	30,418,713	27,137,489
Accumulated depreciation and amortization	(1,549,499)	(810,621)
Investments in real estate, net	$28,869,214	$26,326,868

(1)	Refer to Note 13 for additional details on the Company’s leases.

Acquisitions

During the nine months ended September 30, 2020, the Company acquired interests in 16 real estate investments for $3.5 billion, which were comprised of 80 industrial, 34 multifamily, six retail and 15 self-storage properties categorized as other.

The following table provides further details of the properties acquired during the nine months ended September 30, 2020 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units/ Keys	Purchase Price(1)
Multifamily properties	7	34	12,569 units	$2,103,526
Industrial properties	6	80	11,776 sq. ft.	972,404
Retail properties	1	6	689 sq. ft.	287,392
Other properties	2	15	997 sq. ft.	114,395
	16	135		$3,477,717

(1)	Purchase price is inclusive of acquisition-related costs.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2020 ($ in thousands):

Amount
Building and building improvements	$2,329,887
Land and land improvements	935,344
Furniture, fixtures and equipment	44,329
In-place lease intangibles	183,885
Above-market lease intangibles	6,915
Below-market lease intangibles	(23,192)
Other	549
Total purchase price	3,477,717
Assumed mortgage notes(1)	224,123
Net purchase price	$3,253,594

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles of the properties acquired during the nine months ended September 30, 2020 were three, seven and four years, respectively.

Impairment

The Company reviews its real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. During the three months ended September 30, 2020 the Company recognized a $6.2 million impairment charge on one of its hotel properties. During the nine months ended September 30, 2020, the Company recognized a $12.3 million impairment charge on two of its hotel properties. The impairment charges were a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy, future cash flows, and the terminal value as a result of the COVID-19 pandemic. If the effects of the COVID-19 pandemic continue to adversely impact economic and market conditions or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within the Company’s portfolio, specifically its hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures, decreases in travel and uncertainty around future cash flows. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate and unconsolidated entities will not occur during future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted. During the three and nine months ended September 30, 2019, the Company did not recognize an impairment charge.

Dispositions

The following tables provide details of the dispositions during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Multifamily properties(1)	6	$246,244	$64,885	6	$246,244	$64,885
Hotel properties	1	134,537	35,185	1	134,537	35,185
Industrial properties	—	—	—	1	4,488	371
	7	$380,781	$100,070	8	$385,269	$100,441

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Hotel properties(2)	—	$—	$—	—	$44,292	$29,686
Industrial properties	1	30,276	6,481	1	30,276	6,481
	1	$30,276	$6,481	1	$74,568	$36,167

(1)

In March 2020, a buyer of five of the Company’s multifamily properties terminated an initial agreement to acquire the five properties and forfeited the associated deposit in the amount of $8.0 million. The buyer subsequently entered into a new agreement to acquire the same five properties, and the sale closed during the three months ended September 30, 2020. For purposes of the Condensed Consolidated Statement of Cash Flows, the Company reclassified the forfeited deposit from operating activities to investing activities and is included in Net Proceeds above.

(2)

During the nine months ended September 30, 2019, the Company sold the parking garage attached to the Hyatt Place San Jose property. The sale did not include the Hyatt Place San Jose hotel or the land parcels under the hotel.

Properties Held for Sale

As of September 30, 2020, one multifamily property was classified as held for sale. Subsequent to September 30, 2020, the property was sold. As of December 31, 2019, six properties were classified as held for sale. One property was sold in January 2020 and five properties were sold in July 2020 as described above. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The following table is a summary of the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	September 30, 2020	December 31, 2019
Investments in real estate, net	$36,877	$141,344
Other assets	267	2,035
Total assets	$37,144	$143,379

Liabilities:
Mortgage notes	$27,112	$104,314
Other liabilities	1,086	4,097
Total liabilities	$28,198	$108,411

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

The following table provides a summarized balance sheet of the BREIT MGP JV along with a reconciliation to the Company’s equity investment in unconsolidated entities ($ in thousands):

September 30, 2020
Total assets	$4,614,202
Total liabilities	(3,001,555)
Total equity of BREIT MGP JV	1,612,647

MGP's share	807,936
BREIT's share	804,711
BREIT outside basis	9,423
BREIT net investment in BREIT MGP JV	$814,134

The following table provides summarized operating data of the BREIT MGP JV along with a reconciliation to the Company’s income from unconsolidated entities ($ in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenue	$98,682	$247,800
Net income of BREIT MGP JV	50,320	127,799

MGP's share	25,210	64,027
BREIT's share	25,110	63,772
Amortization of BREIT outside basis	(37)	(94)
BREIT net income from BREIT MGP JV	$25,073	$63,678

5. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	138	L+2.7%	1/5/2025	$3,212,846	$3,193,384	$2,914,116
CMBS - fixed	54	4.0%	4/18/2028	1,022,626	991,867	933,104
Corporate bonds	15	5.0%	2/28/2027	231,249	229,821	222,315
CMBS - zero coupon	4	N/A	1/2/2027	236,090	134,960	136,476
RMBS - fixed	14	4.4%	12/9/2031	28,462	28,635	27,695
CMBS - interest only	5	2.3%	10/10/2026	2,258,809	21,748	21,726
Total real estate securities	230	3.1%	12/18/2025	N/M	4,600,415	4,255,432
Term loans	10	L+3.0%	3/15/2022	598,533	562,778	591,101
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,338	119,144
Total real estate loans	11	L+3.7%	8/31/2022	733,283	697,116	710,245
Total investments in real estate debt	241	3.2%	6/29/2025	N/M	$5,297,531	$4,965,677

	December 31, 2019
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	122	L+2.7%	1/29/2025	$2,907,080	$2,899,556	$2,906,952
CMBS - fixed	43	4.2%	6/26/2027	850,738	829,403	831,970
Corporate bonds	12	5.2%	2/16/2027	276,302	276,496	288,111
CMBS - zero coupon	4	N/A	12/30/2026	236,090	127,219	136,027
RMBS - fixed	9	4.3%	7/9/2028	29,315	29,506	29,448
CMBS - interest only	5	2.3%	10/2/2026	2,261,480	23,564	23,547
Total real estate securities	195	4.2%	10/15/2025	N/M	4,185,744	4,216,055
Term loans	7	L+2.9%	8/30/2024	175,239	173,466	173,129
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,078	134,076
Total real estate loans	8	L+4.6%	10/16/2024	309,989	307,544	307,205
Total investments in real estate debt	203	4.4%	9/21/2025	N/M	$4,493,288	$4,523,260

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and Sterling Overnight Index Average, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for interest-only positions.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2020				December 31, 2019
Collateral(1)	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	84	$2,199,573	$1,960,694	40%	75	$2,252,556	$2,259,102	50%
Multifamily	71	991,973	1,015,850	21%	61	596,184	613,470	14%
Office	38	766,733	715,184	14%	37	793,782	794,881	18%
Industrial	24	669,778	656,682	13%	14	375,975	378,147	8%
Diversified	17	314,077	297,011	6%	10	219,215	219,798	5%
Other	5	238,202	201,398	4%	5	238,202	240,558	5%
Net Lease	1	99,820	102,942	2%	—	—	—	—%
Retail	1	17,375	15,916	—%	1	17,374	17,304	—%
Total	241	$5,297,531	$4,965,677	100%	203	$4,493,288	$4,523,260	100%

(1)	Multifamily investments in real estate debt are collateralized by various forms of rental housing including single-family homes and apartments.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2020				December 31, 2019
Credit Rating	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
BB	79	$1,632,234	$1,503,362	30%	72	$1,598,930	$1,610,643	36%
Not rated	38	1,177,793	1,149,268	23%	33	764,941	773,791	17%
B	52	1,220,773	1,130,536	23%	40	906,609	909,587	20%
BBB	51	883,408	812,313	16%	45	885,891	891,272	20%
A	15	341,495	331,143	7%	10	319,031	320,140	7%
CCC	3	32,429	29,665	1%	—	—	—	—%
AAA	2	8,608	8,600	–%	2	9,554	9,550	—%
AA	1	791	790	–%	1	8,332	8,277	—%
Total	241	$5,297,531	$4,965,677	100%	203	$4,493,288	$4,523,260	100%

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value		Interest Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
CMBS collateralized by properties	$1,725,919	$1,418,056	$13,799	$13,580	$44,812	$37,950
Loans collateralized by properties	528,298	134,076	5,968	—	12,868	—
CMBS collateralized by loans	128,043	155,978	1,089	2,012	4,046	6,199
Total	$2,382,260	$1,708,110	$20,856	$15,592	$61,726	$44,149

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The terms and conditions of such affiliated CMBS held as of September 30, 2020 are consistent with the terms described in such Note.

As of September 30, 2020 and December 31, 2019, the Company’s investments in real estate debt also included $174.3 million and $186.8 million, respectively, of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $5.0 million and $7.5 million of interest income related to such CMBS during the three and nine months ended September 30, 2020, respectively. The Company recognized $1.7 million and $5.0 million of interest income related to such CMBS during the three and nine months ended September 30, 2019, respectively.

During the three and nine months ended September 30, 2020, the Company recorded a net unrealized gain of $186.9 million and a net unrealized loss of $361.8 million, respectively, related to investments in real estate debt. During the three and nine months ended September 30, 2019, the Company recorded a net unrealized gain of $13.2 million and $65.0 million, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations. The unrealized gains recognized during the three months ended September 30, 2020 were the result of a continued recovery in pricing across the Company’s real estate debt portfolio from the significant declines in March 2020. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s investments in real estate debt.

During the three and nine months ended September 30, 2020, the Company recognized a net realized loss of $6.5 million and $11.2 million, respectively, due to the sale or paydowns of certain of the Company’s investments in real estate debt. During the three and nine months ended September 30, 2019, the Company recognized a realized gain of $0.4 million and $0.3 million, respectively, due to the sale of certain of the Company’s investments in real estate debt.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table is a summary of the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	7/15/2027	N/A	$12,713,738	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.8%	7/15/2027		12,713,738	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	2/8/2026	N/A	3,209,340	1,826,435
Variable rate term loans	L+1.7%	2/11/2024	N/A	1,639,495	1,533,561
Variable rate secured revolving credit facilities	—	—	$2,339,495	—	1,063,837
Variable rate mezzanine loans	L+4.3%	4/9/2025	N/A	142,200	—
Total variable rate loans	L+1.8%	6/5/2025		4,991,035	4,423,833
Total loans secured by the Company's properties	3.3%	2/18/2027		17,704,773	17,044,428
Premium on assumed debt, net				9,758	10,794
Deferred financing costs, net				(135,499)	(125,563)
Mortgage notes, term loans, and secured revolving credit facilities, net				$17,579,032	$16,929,659

(1)	The term “L” refers to the one-month LIBOR.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of September 30, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$1,790
2021	49,102
2022	553,191
2023	495,174
2024	2,895,943
2025	3,675,311
Thereafter	10,034,262
Total	$17,704,773

During the three and nine months ended September 30, 2020, the Company paid off certain of its loans at carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $5.3 million and $6.5 million for the three and nine months ended September 30, 2020, respectively, resulting from the acceleration of related deferred financing costs, prepayment penalties and transactions costs, which are recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants pursuant to certain of the executed mortgage notes, term loans, and secured revolving credit facilities agreements. These covenants require the Company, to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

7. Secured Financings on Investments in Real Estate Debt

The Company has entered into master repurchase agreements with Citigroup Global Markets Inc. (the “Citi MRA”), Royal Bank of Canada (the “RBC MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), MUFG Securities EMEA PLC (the “MUFG MRA”), and Barclays Bank PLC (the “Barclays MRA”) to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate debt. The terms of the Citi MRA, RBC MRA, BAML MRA, MS MRA, and MUFG MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time and may require us to provide additional margin in the form of cash, securities or other forms of collateral should the market value of the pledged collateral decline. The Barclays MRA has a maximum facility size of $750.0 million and repurchase agreements under the Barclays MRA have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays MRA contains specific spread and advance rate provisions based on the rating of the underlying investments in real estate debt. The Company is in compliance with all financial covenants of the Barclays MRA.

During April 2020, the Company entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $252.7 million. The DB Secured Financing is secured by one of the Company’s term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, the Company is responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in euro, therefore any foreign exchange is recorded as a component of Income (Loss) from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.

During July 2020, the Company entered into a TRS with Citibank, N.A. (the “Citi Term Loan TRS”) in order to finance certain of the Company’s term loans. The Citi Term Loan TRS bears interest equal to the three-month or one-month USD LIBOR plus a spread, dependent upon the collateral. Additionally, as part of the Citi Term Loan TRS, the Company is responsible for providing, in cash, the equivalent of any decline in value on the underlying collateral.

The following tables are a summary of the Company’s secured financings on investments in real estate debt ($ in thousands):

	September 30, 2020
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	3/20/2021	CMBS/Corporate bonds	$1,678,005	$1,172,595	None
Barclays MRA	9/29/2021	CMBS	1,160,359	750,000	None
DB Secured Financing	4/2/2022	Term Loan	409,154	263,866	None
Citi MRA	3/30/2021	CMBS/RMBS	265,697	170,412	None
Citi Term Loan TRS	7/9/2021	Term Loans	55,527	36,072	None
			$3,568,742	$2,392,945

	December 31, 2019
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	6/23/2020	CMBS/Corporate bonds	$1,980,951	$1,561,642	None
Barclays MRA	9/29/2021	CMBS	981,652	750,000	None
MS MRA	2/1/2020	CMBS	636,734	508,510	None
Citi MRA	1/14/2020	CMBS/Corporate bonds	266,406	205,762	None
MUFG MRA	4/30/2020	CMBS	86,332	62,561	None
BAML MRA	1/24/2020	CMBS/Corporate bonds	4,807	3,662	None
			$3,956,882	$3,092,137

(1)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in October 2020 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of the Company’s secured financings was 1.6% (L+1.6%) and 3.0% (L + 1.3%) as of September 30, 2020 and December 31, 2019, respectively. The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023 and may be extended for one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.5%. As of September 30, 2020, the capacity of the unsecured line of credit was $1.3 billion. As of September 30, 2020 and December 31, 2019, the Company had a $30.0 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit. There were no other outstanding borrowings on the line of credit as of September 30, 2020 and December 31, 2019.

The Company also maintains a $150.0 million unsecured line of credit with an affiliate of Blackstone of which there was no outstanding balance as of September 30, 2020 and December 31, 2019. For additional information regarding the affiliate line of credit, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2020	December 31, 2019
Accrued stockholder servicing fee(1)	$572,784	$478,539
Accrued management fee	19,869	13,873
Accrued affiliate service provider expenses	4,606	6,037
Advanced organization and offering costs	4,602	6,136
Performance participation allocation	—	141,396
Other	21,175	44,162
Total	$623,036	$690,143

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

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three and nine months ended September 30, 2020, the Company incurred management fees of $57.6 million and $160.5 million, respectively. During the three and nine months ended September 30, 2019, the Company incurred management fees of $29.9 million and $69.5 million, respectively.

During the nine months ended September 30, 2020 and 2019, the Company issued 13,006,077 and 5,288,447, respectively, unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $19.9 million and $13.9 million related to the management fees as of September 30, 2020 and December 31, 2019, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2020, the Adviser was issued 1,778,962 unregistered Class I shares as payment for the $19.9 million management fees accrued as of September 30, 2020. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the nine months ended September 30, 2020, the Adviser submitted 8,418,835 Class I shares for repurchase resulting in a total repurchase of $89.5 million. During the nine months ended September 30, 2019, the Adviser submitted 6,614,229 Class I shares for repurchase resulting in a total repurchase of $72.7 million.

Accrued affiliate service provider expenses and incentive compensation awards

For further details on the Company’s relationships with its affiliated service providers, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company issued incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2020 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company (the “2020 Awards”). The Company has determined the value of the 2020 Awards to be zero. Additionally, the Company issued similar incentive compensation awards to certain employees of affiliate portfolio company service providers on January 1, 2019 (the “2019 Awards”). The value of the 2019 Awards at January 1, 2019 was $8.0 million and will be amortized over the four year service period, as adjusted for forfeitures. As of September 30, 2020, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $3.8 million and is expected to be recognized over a period of 2.3 years from September 30, 2020. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following tables detail the amounts incurred for affiliate service providers during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Link Industrial Properties L.L.C.	$13,312	$5,305	$(16)	$261	$2,373	$3,862
LivCor, L.L.C.	7,150	4,937	(5)	77	772	1,203
BRE Hotels and Resorts LLC	4,012	1,223	(9)	156	—	—
ShopCore Properties TRS Management LLC	1,411	460	(1)	6	107	300
Revantage Corporate Services, L.L.C.	440	348	—	—	—	—
Equity Office Management, L.L.C.	170	—	—	—	—	—
Gateway Industrial Properties L.L.C.	—	—	—	—	—	—
Total	$26,495	$12,273	$(31)	$500	$3,252	$5,365

	Affiliate Service		Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Link Industrial Properties L.L.C.	$39,334	$8,417	$505	$546	$2,926	$4,862
LivCor, L.L.C.	19,474	13,363	149	231	2,533	2,124
BRE Hotels and Resorts LLC	11,661	2,964	303	468	—	—
ShopCore Properties TRS Management LLC	3,532	1,161	12	19	422	315
Revantage Corporate Services, L.L.C.	1,397	881	—	—	—	—
Equity Office Management, L.L.C.	465	—	—	—	—	—
Gateway Industrial Properties L.L.C.	—	2,524	—	236	—	27
Total	$75,863	$29,310	$969	$1,500	$5,881	$7,328

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

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash or Class I units of BREIT OP, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2020, the Company recognized no Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was not achieved as of September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized $56.3 million and $106.4 million, respectively, of Performance Participation Allocation expense as the performance hurdle was achieved as of September 30, 2019.

In January 2020, the Company issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2019.  Subsequent to the Class I and Class B units being issued, 7.3 million of such units were redeemed for $83.6 million and 0.8 million of such units were exchanged for unregistered Class I shares in the Company. As of September 30, 2020, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $225.9 million worth of shares of the Company and Class I and Class B units in BREIT OP. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets.

Other

As of September 30, 2020, and December 31, 2019, the Company had $18.9 million and $42.1 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of September 30, 2020 and December 31, 2019, the Adviser had advanced $2.2 million and $2.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Affiliate Title Service Provider

During the nine months ended September 30, 2020, the Company paid Lexington National Land Services $2.6 million for title services related to 20 investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Captive Insurance Company

On July 28, 2020, the Company became a member of a captive insurance company owned by the Company and other funds and accounts managed by Blackstone. A Blackstone affiliate provides oversight and management services to the captive and receives fees based on a percentage of premiums retained by it. The fees and expenses of the captive, including insurance premiums and fees paid to the Blackstone affiliate to manage it, are borne by the Company and the other Blackstone-managed funds and accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties.

During the three and nine months ended September 30, 2020, the Company contributed capital to the captive in amount equal to $28.4 million and $28.4 million, respectively, for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.5 million and $0.5 million, respectively, were attributable to the fee paid to a Blackstone affiliate to provide oversight and management services. The capital contributed and fees paid to the captive are in place of insurance premiums and fees previously paid to third parties. The Company did not contribute any capital to the captive for the three and nine months ended September 30, 2019.

Other

As of September 30, 2020 and December 31, 2019, the Company had a receivable of $3.9 million and $3.6 million, respectively, from Livcor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

10. Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2020	December 31, 2019
Real estate intangibles, net	$603,706	$665,342
Equity securities	572,849	—
Straight-line rent receivable	126,271	38,287
Receivables, net	118,873	101,106
Prepaid expenses	54,829	28,334
Pre-acquisition costs	48,588	9,861
Deferred leasing costs, net	42,862	28,792
Held for sale assets	37,144	143,379
Deferred financing costs, net	23,736	28,494
Other	46,336	36,398
Total	$1,675,194	$1,079,993

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2020	December 31, 2019
Subscriptions received in advance	$217,461	$796,729
Real estate taxes payable	171,174	100,767
Intangible liabilities, net	132,745	136,954
Accounts payable and accrued expenses	115,183	126,565
Right of use lease liability - operating leases	84,654	82,880
Distribution payable	83,964	56,210
Repurchases payable	71,047	11,021
Prepaid rental income	66,783	87,479
Right of use lease liability - financing leases	57,484	56,758
Tenant security deposits	50,800	46,533
Accrued interest expense	46,264	50,279
Held for sale liabilities	28,198	108,411
Other	80,069	31,501
Total	$1,205,826	$1,692,087

11. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$903,040	$811,254
Above-market lease intangibles	49,360	42,483
Other	26,741	26,400
Total intangible assets	979,141	880,137
Accumulated amortization:
In-place lease amortization	(347,590)	(200,629)
Above-market lease amortization	(18,102)	(10,977)
Other	(9,743)	(3,189)
Total accumulated amortization	(375,435)	(214,795)
Intangible assets, net	$603,706	$665,342
Intangible liabilities:
Below-market lease intangibles	$190,067	$167,032
Total intangible liabilities	190,067	167,032
Accumulated amortization:
Below-market lease amortization	(57,322)	(30,078)
Total accumulated amortization	(57,322)	(30,078)
Intangible liabilities, net	$132,745	$136,954

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2020 (remaining)	$104,416	$4,852	$(15,740)
2021	139,689	8,341	(30,341)
2022	98,444	5,766	(24,937)
2023	63,606	3,483	(20,136)
2024	46,115	2,666	(15,488)
2025	35,221	2,062	(11,386)
Thereafter	67,959	4,088	(14,717)
	$555,450	$31,258	$(132,745)

12. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of September 30, 2020, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2020
	Class S	Class I	Class T	Class D	Total
June 30, 2020	632,208	820,813	43,957	103,162	1,600,140
Common stock issued	31,168	55,788	1,471	6,772	95,199
Distribution reinvestment	5,465	5,278	343	865	11,951
Common stock repurchased	(6,807)	(22,552)	(719)	(1,203)	(31,281)
Independent directors' restricted stock grant(1)	—	37	—	—	37
September 30, 2020	662,034	859,364	45,052	109,596	1,676,046

	Nine Months Ended September 30, 2020
	Class S	Class I	Class T	Class D	Total
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516
Common stock issued	155,466	428,070	7,459	28,210	619,205
Distribution reinvestment	15,396	14,098	992	2,396	32,882
Common stock repurchased	(39,641)	(57,120)	(3,166)	(5,667)	(105,594)
Independent directors' restricted stock grant(1)	—	37	—	—	37
September 30, 2020	662,034	859,364	45,052	109,596	1,676,046
(1)

The independent directors’ restricted stock grant represents $0.1 million of the annual compensation paid to each of the independent directors. The grant is amortized over the one-year service period of such grant.

Share and Unit Repurchases

For the three months ended September 30, 2020, the Company repurchased 31,281,214 shares of common stock and 13,907 BREIT OP units representing a total of $332.8 million. For the nine months ended September 30, 2020, the Company repurchased 105,593,735 shares of common stock and 7,484,350 BREIT OP units representing a total of $1.2 billion. The Company had no unfulfilled repurchase requests during the three or nine months ended September 30, 2020.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1586	$0.1586	$0.1586	$0.1586
Stockholder servicing fee per share of common stock	(0.0233)	—	(0.0230)	(0.0068)
Net distributions declared per share of common stock	$0.1353	$0.1586	$0.1356	$0.1518

	Nine Months Ended September 30, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.4755	$0.4755	$0.4755	$0.4755
Stockholder servicing fee per share of common stock	(0.0696)	—	(0.0687)	(0.0203)
Net distributions declared per share of common stock	$0.4059	$0.4755	$0.4068	$0.4552

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

The following table summarizes the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2020 ($ in thousands):

Amount
December 31, 2019	$272
Settlement of 2019 performance participation allocation	141,396
Repurchases	(83,625)
Conversion to Class I and Class B units	(48,543)
Conversion to Class I shares	(9,228)
GAAP income allocation	(13)
Distributions	(10)
Fair value allocation	17
September 30, 2020	$266

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2020, $27.7 million related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $6.4 million and $6.7 million during the three and nine months ended September 30, 2020, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

13. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2020, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms.

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2020 ($ in thousands):

	Operating Leases	Financing Leases
2020 (remaining)	$1,039	$759
2021	3,982	3,081
2022	4,093	3,174
2023	4,132	3,269
2024	4,183	3,367
2025	4,423	3,468
Thereafter	599,932	327,054
Total undiscounted future lease payments	621,784	344,172
Difference between undiscounted cash flows and discounted cash flows	(537,130)	(286,688)
Total lease liability	$84,654	$57,484

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2020, the weighted average remaining lease term of the Company’s operating leases and financing leases was 56 years and 76 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed ground rent expense	$1,000	$390	$3,026	$1,108
Variable ground rent expense	—	—	18	21
Total cash portion of ground rent expense	1,000	390	3,044	1,129
Non-cash ground rent expense	1,656	1,091	5,090	3,275
Total operating lease costs	$2,656	$1,481	$8,134	$4,404

The following table summarizes the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on lease liabilities	$759	$737	$2,233	$1,491
Amortization of right-of-use assets	239	243	748	504
Total financing lease costs	$998	$980	$2,981	$1,995

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, retail, office, net lease and other properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. During the nine months ended September 30, 2020, the Company changed its presentation for the payment of leasing commissions in the Condensed Consolidated Statement of Cash Flows to investing activities from operating activities to better align with how the Company assesses its overall investments in its properties. The Company does not believe the change in presentation to be material as the Company had $19.7 million of leasing commissions during the nine months ended September 30, 2020.

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease payments	$509,188	$262,043	$1,492,519	$674,780
Variable lease payments	52,865	28,410	155,346	75,542
Rental revenue	$562,053	$290,453	$1,647,865	$750,322

The Company increased the reserve for bad debt expense in the amount of $10.9 million and $30.2 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of COVID-19. The bad debt reserve represents the amount of rental revenue the Company anticipates it will not be able to collect from its tenants and is included in Rental Revenue on the Company’s Condensed Consolidated Statements of Operations.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of September 30, 2020 ($ in thousands). Leases at the Company’s multifamily and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$233,705
2021	903,539
2022	818,373
2023	714,351
2024	624,682
2025	556,912
Thereafter	9,102,733
Total	$12,954,295

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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2020	December 31, 2019
Multifamily	$11,421,928	$9,695,916
Industrial	11,199,187	10,564,172
Net lease	5,054,612	4,271,196
Hotel	2,227,264	2,427,554
Retail	707,605	419,198
Office	132,303	138,912
Other properties	257,458	145,411
Investments in real estate debt	5,723,230	4,565,385
Other (Corporate)	309,221	812,079
Total assets	$37,032,808	$33,039,823

The following table sets forth the financial results by segment for the three months ended September 30, 2020 ($ in thousands):

								Investments in
			Net				Other	Real Estate
	Multifamily	Industrial	Lease	Hotel	Retail	Office	Properties	Debt	Total
Revenues:
Rental revenue	$244,691	$213,302	$82,795	$—	$13,594	$3,130	$4,541	$—	$562,053
Hotel revenue	—	—	—	56,038	—	—	—	—	56,038
Other revenue	13,026	1,479	—	1,738	255	96	686	—	17,280
Total revenues	257,717	214,781	82,795	57,776	13,849	3,226	5,227	—	635,371
Expenses:
Rental property operating	122,266	62,002	156	—	5,163	1,101	2,618	—	193,306
Hotel operating	—	—	—	60,339	—	—	—	—	60,339
Total expenses	122,266	62,002	156	60,339	5,163	1,101	2,618	—	253,645
Income from unconsolidated entities	—	—	25,073	—	—	—	—	—	25,073
Income from investments in real estate debt	—	—	—	—	—	—	—	206,046	206,046
Segment net operating income (loss)	$135,451	$152,779	$107,712	$(2,563)	$8,686	$2,125	$2,609	$206,046	$612,845

Depreciation and amortization	$(133,696)	$(135,978)	$(28,667)	$(22,296)	$(7,978)	$(1,588)	$(2,396)	$—	$(332,599)

General and administrative									(5,430)
Management fee									(57,619)
Performance participation allocation									—
Impairment of investments in real estate									(6,217)
Net gains on dispositions of real estate									100,070
Interest income									122
Interest expense									(174,193)
Loss on extinguishment of debt									(5,258)
Other income (expense)									(9,252)
Net income									$122,469
Net loss attributable to non-controlling interests in third party joint ventures									$593
Net income attributable to non-controlling interests in BREIT OP									(1,790)
Net income attributable to BREIT stockholders									$121,272

The following table sets forth the financial results by segment for the three months ended September 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$183,429	$100,759	$—	$3,723	$2,542	$—	$290,453
Hotel revenue	—	—	132,036	—	—	—	132,036
Other revenue	11,639	1,355	2,142	91	317	—	15,544
Total revenues	195,068	102,114	134,178	3,814	2,859	—	438,033
Expenses:
Rental property operating	90,149	28,813	—	1,387	1,242	—	121,591
Hotel operating	—	—	89,951	—	—	—	89,951
Total expenses	90,149	28,813	89,951	1,387	1,242	—	211,542
Income (loss) from investments in real estate debt	—	—	—	—	—	52,568	52,568
Segment net operating income	$104,919	$73,301	$44,227	$2,427	$1,617	$52,568	$279,059

Depreciation and amortization	$(128,043)	$(52,720)	$(19,003)	$(1,938)	$(2,949)	$—	$(204,653)

General and administrative							(4,548)
Management fee							(29,858)
Performance participation allocation							(56,322)
Net gains on dispositions of real estate							6,481
Interest income							1,763
Interest expense							(116,037)
Other income (expense)							(2,379)
Net loss							$(126,494)
Net loss attributable to non-controlling interests in third party joint ventures							$1,305
Net loss attributable to non-controlling interests in BREIT OP							2,018
Net loss attributable to BREIT stockholders							$(123,171)

The following table sets forth the financial results by segment for the nine months ended September 30, 2020 ($ in thousands):

								Investments in
			Net				Other	Real Estate
	Multifamily	Industrial	Lease	Hotel	Retail	Office	Properties	Debt	Total
Revenues:
Rental revenue	$713,603	$624,282	$248,384	$—	$40,516	$9,078	$12,002	$—	$1,647,865
Hotel revenue	—	—	—	205,291	—	—	—	—	205,291
Other revenue	39,118	3,477	—	4,575	761	316	1,597	—	49,844
Total revenues	752,721	627,759	248,384	209,866	41,277	9,394	13,599	—	1,903,000
Expenses:
Rental property operating	342,062	183,220	270	—	12,914	3,202	7,061	—	548,729
Hotel operating	—	—		204,168	—	—	—	—	204,168
Total expenses	342,062	183,220	270	204,168	12,914	3,202	7,061	—	752,897
Income from unconsolidated entities	—	—	63,678	—	—	—	—	—	63,678
Income (loss) from investments in real estate debt	—	—	—	—	—	—	—	(317,212)	(317,212)
Segment net operating income (loss)	$410,659	$444,539	$311,792	$5,698	$28,363	$6,192	$6,538	$(317,212)	$896,569

Depreciation and amortization	$(406,617)	$(412,900)	$(85,862)	$(67,842)	$(24,787)	$(4,671)	$(6,077)	$—	$(1,008,756)

General and administrative									(19,025)
Management fee									(160,544)
Performance participation allocation									—
Impairment of investments in real estate									(12,343)
Net gains on dispositions of real estate									100,441
Interest income									2,102
Interest expense									(539,276)
Loss on extinguishment of debt									(6,495)
Other income (expense)									(29,022)
Net loss									$(776,349)
Net loss attributable to non-controlling interests in third party joint ventures									$1,796
Net loss attributable to non-controlling interests in BREIT OP									10,177
Net loss attributable to BREIT stockholders									$(764,376)

The following table sets forth the financial results by segment for the nine months ended September 30, 2019 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$470,570	$267,428	$—	$9,782	$2,542	$—	$750,322
Hotel revenue	—	—	301,653	—	—	—	301,653
Other revenue	28,288	1,667	6,944	241	317	—	37,457
Total revenues	498,858	269,095	308,597	10,023	2,859	—	1,089,432
Expenses:
Rental property operating	225,745	79,870	—	3,756	1,242	—	310,613
Hotel operating	—	—	204,468	—	—	—	204,468
Total expenses	225,745	79,870	204,468	3,756	1,242	—	515,081
Income (loss) from investments in real estate debt	—	—	—	—	—	166,035	166,035
Segment net operating income	$273,113	$189,225	$104,129	$6,267	$1,617	$166,035	$740,386

Depreciation and amortization	$(303,208)	$(145,145)	$(49,686)	$(4,998)	$(2,949)	$—	$(505,986)

General and administrative							(12,607)
Management fee							(69,522)
Performance participation allocation							(106,383)
Net gains on dispositions of real estate							36,167
Interest income							2,260
Interest expense							(310,903)
Other income (expense)							(2,786)
Net loss							$(229,374)
Net loss attributable to non-controlling interests in third party joint ventures							$4,311
Net loss attributable to non-controlling interests in BREIT OP							4,342
Net loss attributable to BREIT stockholders							$(220,721)

15. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings.

16. Subsequent Events

Simply Self Storage

Subsequent to September 30, 2020, the Company entered into an agreement to acquire Simply Self Storage, a fully integrated self-storage platform that owns and operates 101 storage assets for $1.2 billion, exclusive of closing costs. The Company expects the closing of the acquisition to occur by year end.

Acquisitions

Subsequent to September 30, 2020, the Company acquired an aggregate of $801.8 million of real estate, exclusive of closing costs, across eight separate transactions.

Subsequent to September 30, 2020, the Company purchased an aggregate of $35.9 million of investments in real estate debt.

Proceeds from the Issuance of Common Stock

Subsequent to September 30, 2020, the Company had received net proceeds of $918.0 million from the issuance of its common stock.

Repurchases

Subsequent to September 30, 2020, the Company repurchased $103.2 million of shares of our common stock/units.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identified” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2019, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of November 12, 2020, we had received net proceeds of $20.5 billion from the sale of shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “— Portfolio”. We intend to continue selling shares on a monthly basis.

Recent Developments

The ongoing novel coronavirus (“COVID-19”) pandemic and restrictions on non-essential businesses have caused disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation preclude any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

In accordance with local government guidance and social distancing recommendations, the majority of the employees of our Adviser have been working remotely. The Adviser’s technology infrastructure has proven to be robust and capable of supporting this model. The Adviser has implemented rigorous protocols for remote work, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. The Adviser is leveraging technology to ensure its teams stay connected and productive, and that its culture remains strong even in these unusual circumstances. The Adviser continues to operate under normal course across investment, asset management and corporate support functions.

In mid-July, the Advisor’s U.S. offices began a phased reopening, consistent with local government guidelines, on a voluntary basis with social distancing and other safety protocols in place. The Advisor continues to closely monitor applicable public health and government guidance.

Impact of COVID-19 - Results of Operations

Beginning in April 2020, rent collections at our real estate assets were impacted by COVID-19. As of October 31, 2020, rent collections for revenue recognized during the three months ended September 30, 2020 at our multifamily, industrial, net lease, retail and office properties were an average of 1.0% lower compared to a typical quarter. Based on rent collections and other factors, we reserved $10.9 million of bad debt expense for the three months ended September 30, 2020. We continue to monitor rent collections, noting October rent collections for our multifamily, industrial, net lease, retail and office properties were 2.8% lower compared to a typical month.

Certain of our tenants impacted by the COVID-19 pandemic have requested rental assistance. As a result, we have granted $9.1 million of rent deferral, representing 0.7% of total rental revenue for the period from April 1, 2020 through October 31, 2020. It is expected that the deferred rent will generally be paid back over a period of three to twelve months.

Beginning in March 2020 and continuing through the end of the third quarter, our hotel segment experienced a material decrease in occupancy, ADR, and RevPAR due to the full closure of our two full-service hotels and our select service property located in Hawaii, along with a material decrease in occupancy at our other select service hotels. These conditions impacted the performance of our hotel assets beginning in March 2020 with the most significant decline in performance during April and May as these hotels remained closed or were impacted by reduced capacity as quarantines and travel restrictions were in place. Although we have begun to see a modest rebound in our hotel portfolio beginning in June 2020 as certain states began easing quarantines and travel restrictions, hotel performance continues to be significantly below historical levels. While our select service property located in Hawaii remains closed, our full-service hotels re-opened ahead of expectations during June and July, however occupancy remains limited. Since the end of the quarter, we continue to see a modest rebound in our hotel performance. See “—Results of Operations – Same Property Results of Operations”. Additionally, during the three months ended September 30, 2020, we recorded a $6.2 million GAAP impairment loss on one of our hotel properties. The impairment charge aligns the GAAP carrying value of the hotel with the fair value already recorded within the September 30, 2020 Net Asset Value. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” below.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities including commercial mortgage-backed securities (“CMBS”). Although our securities recovered some of the price declines during the second and third quarters, the pandemic continues to have an impact on our investments in real estate debt, which consist mostly of single asset, single borrower CMBS with assets and borrowers that the Adviser believes to be of high quality. See “—Results of Operations – Income (Loss) on Investments in Real Estate Debt”.

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

Q3 2020 Highlights

Operating Results:

•

Declared monthly net distributions totaling $245.0 million for the three months ended September 30, 2020, resulting in quarterly average annualized distribution rates of 5.0% for Class S, 5.9% for Class I, 5.1% for Class T, and 5.7% for Class D.(1)

•

Year-to-date total return through September 30, 2020, without upfront selling commissions, was 1.3% for Class S, 1.9% for Class I, 1.5% for Class T, and 2.0% for Class D shares. Year-to-date total return through September 30, 2020 assuming full upfront selling commissions was -2.1% for Class S, -2.0% for Class T, and 0.5% for Class D shares.(2)

•

Inception-to-date total return through September 30, 2020 without upfront selling commissions of 8.0% for Class S, 8.8% for Class I, 8.1% for Class T, and 8.8% for Class D shares. Inception-to-date total return through September 30, 2020 assuming maximum upfront selling commissions of 7.0% for Class S, 6.9% for Class T shares and 8.3% for Class D. (2)

Investments:

•

Acquired three industrial, two multifamily and 13 self-storage properties classified as other across four transactions with a total purchase price of $308.3 million, inclusive of closing costs, during the three months ended September 30, 2020. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.

•

Subsequent to September 30, 2020, we entered into an agreement to acquire Simply Self Storage, a fully integrated self-storage platform that owns and operates 101 storage assets for $1.2 billion, excluding closing costs. The transaction is expected to close before year end.

•	Sold six multifamily and one hotel property for net proceeds of $380.8 million which resulted in a realized gain of $100.1 million.
•	Made 29 investments in real estate debt with a total cost basis of $226.1 million consisting of CMBS, residential mortgage-backed securities (“RMBS”), corporate bonds and term loans.

Capital Activity and Financings:

•

Raised $1.1 billion of proceeds during the three months ended September 30, 2020 from the sale of our common stock. Repurchased $332.7 million of our common stock during the three months ended September 30, 2020.

•

Closed or assumed an aggregate $56.2 million in property-level financing, paid down $150.0 million on our existing revolving credit facilities and increased the financings secured by our investments in real estate debt by $23.3 million during the three months ended September 30, 2020.

Overall Portfolio:

•

Our 1,182 properties as of September 30, 2020 consisted of Multifamily (39% based on fair value), Industrial (37%), Net Lease (15%), Hotel (6%), Retail (2%), Office (<1%), and Other (<1%), and our portfolio of real estate was concentrated in the following regions: West (42%), South (32%), East (15%), and Midwest (11%).

•

Investments in real estate debt as of September 30, 2020 were diversified by credit rating — BB (30% based on fair value), Not Rated (23%), B (23%), BBB (16%), A (7%), CCC (1%), AAA (<1%), and AA (<1%) and collateral backing — Hospitality (40%), Multifamily (21%), Office (14%), Industrial (13%), Diversified (6%), Other (4%), Net Lease (2%), and Retail (<1%).

(1)  The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

(2)  Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real estate(4) and real estate debt based on fair value as of September 30, 2020:

Real Estate Investments

The following charts further describe the diversification of our investments in real estate(1) based on fair value as of September 30, 2020:

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

The following map identifies the top markets of our portfolio composition in real properties based on fair value as of September 30, 2020:

The select markets that are named represent all metropolitan statistical areas (“MSAs”) in which BREIT has at least a 2% weighting. BREIT is invested in additional MSAs which are not named above. Shading reflects the concentration of all real estate properties and unconsolidated investments in each state. Weighting is measured as the asset value of real estate properties and unconsolidated investments for each market against the total asset value of all (i) real estate properties, excluding the value of any third party interests in such real estate properties, and (ii) unconsolidated investments.

As of September 30, 2020, we had acquired 1,182 properties resulting in a diversified portfolio of income producing assets primarily consisting of Multifamily and Industrial properties, and to a lesser extent Net Lease, Hotel, Retail, Office and Other properties, concentrated in growth markets across the U.S.

The following table provides a summary of our portfolio as of September 30, 2020:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue(4)	Percentage of Total Revenues
Multifamily(5)	227	73,587 units	94%	$14,177	$12,986,617	$752,721	38%
Industrial	844	138,637 sq. ft.	95%	$4.97	12,528,184	627,759	32%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,101,178	312,062	16%
Hotel	58	9,669 keys	49%	$140.08/$68.52	1,969,326	209,866	11%
Retail	13	1,933 sq. ft.	97%	$23.23	669,373	41,277	2%
Office	1	228 sq. ft.	95%	$29.05	126,807	9,394	—%
Other	36	2,344 sq. ft.	91%	$11.05	276,158	13,599	1%
Total	1,182				$33,657,643	$1,966,678	100%

(1)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of September 30, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of September 30, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the nine months ended September 30, 2020. The occupancy rate for our hotel investments includes paid occupied rooms for the 12 months ended September 30, 2020. Hotels owned less than 12 months are excluded from the average occupancy rate calculation.
(2)

For industrial, manufactured housing, retail, office and self-storage properties, average effective annual base rent represents the annualized September 30, 2020 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, average effective annual base rent represents the base rent for the three months ended September 30, 2020, per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2020. Hotels owned less than 12 months are excluded from the ADR and RevPAR calculations.

(3)	Based on fair value as of September 30, 2020.
(4)	Segment revenue is presented for the nine months ended September 30, 2020. Net lease segment revenue includes income from unconsolidated entities.
(5)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our portfolio of real properties as of September 30, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	86%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	96%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	96%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	95%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	92%
Aston Multifamily Portfolio	20	Various	Various	100%	4,584 units	96%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	97%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	95%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	97%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	95%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	96%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	97%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	97%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	96%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	96%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	97%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	97%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	96%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	95%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	91%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	98%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	95%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	95%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	95%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	95%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	95%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	96%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	95%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	96%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	95%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	97%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	92%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	95%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	95%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	94%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	97%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	94%
Southwest MH	14	Various	June 2018	99%	3,065 units	77%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	93%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	76%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	87%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	940 units	86%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	75%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MH	2	Clearwater, FL	March & Aug. 2020	99%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	84%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	84%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,676 units	91%
Total Multifamily	227				73,587 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	97%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	21,174 sq. ft.	95%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,011 sq. ft.	94%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	92%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	93%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	93%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June 2019	90%	1,471 sq. ft.	100%
Patriot Park	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	94%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	100%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Total Industrial	844				138,637 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	54%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	45%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	54%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	57%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	49%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	59%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	59%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	52%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	38%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	49%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	71%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	54%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	43%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	55%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	34%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	41%
RHW Portfolio	9	Various	Nov. 2019	100%	923 keys	N/A
Total Hotel	58				9,669 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	93%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	95%
Total Retail	13				1,933 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Total Office	1				228 sq. ft.

Other:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,347 sq. ft.	94%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	95%
Cactus Storage Portfolio	13	Various	Sept. 2020	98%	886 sq. ft.	87%
Total Other	36				2,344 sq. ft.

Total Investments in Real Estate	1,182

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
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of September 30, 2020. The occupancy rate for our self-storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of September 30, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2020. The occupancy rate for our hotel investments is the average occupancy rate for the 12 months ended September 30, 2020. The occupancy rate for hotels owned less than 12 months is not included.

Subsequent to September 30, 2020, we acquired an aggregate of $801.8 million of real estate, exclusive of closing costs, across eight separate transactions.

Impact of COVID-19 – Impairment Analysis

We review our real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. During the three and nine months ended September 30, 2020, we recognized impairment charges on a GAAP basis of $6.2 million and $12.3 million, respectively, on one hotel property and two hotel properties, respectively, within our portfolio. The GAAP impairment charge was a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy, future cash flows, and the terminal value as a result of the COVID-19 pandemic. The impairment charge aligns the GAAP carrying value of the hotels with the fair value already recorded within the September 30, 2020 Net Asset Value. If the effects of the COVID-19 pandemic continue to adversely impact economic and market conditions or if our expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. We can provide no assurance that material impairment charges with respect to our investments in real estate and unconsolidated entities will not occur during future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted.

Lease Expirations

The following schedule details the expiring leases at our consolidated industrial, net lease, retail, and office properties by annualized base rent and square footage as of September 30, 2020 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (remaining)	102	$20,411	2%	3,460	2%
2021	475	96,519	10%	19,666	14%
2022	539	113,157	12%	21,748	16%
2023	448	108,528	12%	22,030	16%
2024	365	78,907	8%	14,957	11%
2025	278	65,691	7%	11,846	9%
2026	121	69,255	7%	14,635	11%
2027	95	43,533	5%	8,590	6%
2028	70	29,334	3%	4,453	3%
2029	49	28,118	3%	4,017	3%
Thereafter	74	296,322	31%	12,574	9%
Total	2,616	$949,775	100%	137,976	100%

(1)

Annualized base rent is determined from the annualized September 30, 2020 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of September 30, 2020:

Subsequent to September 30, 2020, we purchased an aggregate of $35.9 million of real estate debt.

As of September 30, 2020, our investments in real estate debt consisted of 201 investments in CMBS, 15 corporate bond investments, 11 loans, and 14 investments in RMBS. The following table details our investments in real estate debt as of September 30, 2020 ($ in thousands):

	September 30, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	138	L+2.7%	1/5/2025	$3,212,846	$3,193,384	$2,914,116
CMBS - fixed	54	4.0%	4/18/2028	1,022,626	991,867	933,104
Corporate bonds	15	5.0%	2/28/2027	231,249	229,821	222,315
CMBS - zero coupon	4	N/A	1/2/2027	236,090	134,960	136,476
RMBS - fixed	14	4.4%	12/9/2031	28,462	28,635	27,695
CMBS - interest only	5	2.3%	10/10/2026	2,258,809	21,748	21,726
Total real estate securities	230	3.1%	12/18/2025	N/M	4,600,415	4,255,432
Term loans	10	L+3.0%	3/15/2022	598,533	562,778	591,101
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,338	119,144
Total real estate loans	11	L+3.7%	8/31/2022	733,283	697,116	710,245
Total investments in real estate debt	241	3.2%	6/29/2025	N/M	$5,297,531	$4,965,677

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and Sterling Overnight Index Average, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for CMBS interest only positions.

Affiliate Service Providers

For details regarding our affiliate service providers, see Note 12 to our condensed consolidated financial statements included herein and Note 11 to the consolidated finance statements included in our Annual Report on form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		2020 vs. 2019	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019		$2020	2019	$
Revenues
Rental revenue	$562,053	$290,453	$271,600	$1,647,865	$750,322	$897,543
Hotel revenue	56,038	132,036	(75,998)	205,291	301,653	(96,362)
Other revenue	17,280	15,544	1,736	49,844	37,457	12,387
Total revenues	635,371	438,033	197,338	1,903,000	1,089,432	813,568
Expenses
Rental property operating	193,306	121,591	71,715	548,729	310,613	238,116
Hotel operating	60,339	89,951	(29,612)	204,168	204,468	(300)
General and administrative	5,430	4,548	882	19,025	12,607	6,418
Management fee	57,619	29,858	27,761	160,544	69,522	91,022
Performance participation allocation	—	56,322	(56,322)	—	106,383	(106,383)
Impairment of investments in real estate	6,217	—	6,217	12,343	—	12,343
Depreciation and amortization	332,599	204,653	127,946	1,008,756	505,986	502,770
Total expenses	655,510	506,923	148,587	1,953,565	1,209,579	743,986
Other income (expense)
Income from unconsolidated entities	25,073	—	25,073	63,678	—	63,678
Income (loss) from investments in real estate debt	206,046	52,568	153,478	(317,212)	166,035	(483,247)
Net gains on dispositions of real estate	100,070	6,481	93,589	100,441	36,167	64,274
Interest income	122	1,763	(1,641)	2,102	2,260	(158)
Interest expense	(174,193)	(116,037)	(58,156)	(539,276)	(310,903)	(228,373)
Loss on extinguishment of debt	(5,258)	—	(5,258)	(6,495)	—	(6,495)
Other income (expense)	(9,252)	(2,379)	(6,873)	(29,022)	(2,786)	(26,236)
Total other income (expense)	142,608	(57,604)	200,212	(725,784)	(109,227)	(616,557)
Net income (loss)	$122,469	$(126,494)	$248,963	$(776,349)	$(229,374)	$(546,975)
Net loss attributable to non-controlling interests in third party joint ventures	$593	$1,305	$(712)	$1,796	$4,311	$(2,515)
Net (income) loss attributable to non-controlling interests in BREIT OP	(1,790)	2,018	(3,808)	10,177	4,342	5,835
Net income (loss) attributable to BREIT stockholders	$121,272	$(123,171)	$244,443	$(764,376)	$(220,721)	$(543,655)
Net income (loss) per share of common stock — basic and diluted	$0.07	$(0.15)	$0.22	$(0.49)	$(0.34)	$(0.15)
Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since September 30, 2019, our revenues and operating expenses for the three and nine months ended September 30, 2020 and 2019 are not comparable.  Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19. See below for a discussion of the properties in our portfolio that were owned for both the full three and nine months ended September 30, 2020 and 2019.

General and Administrative Expenses

During the three and nine months ended September 30, 2020, general and administrative expenses increased $0.9 million and $6.4 million, respectively, compared to the corresponding periods in 2019. The increase is primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three and nine months ended September 30, 2020, the management fee increased $27.8 million and $91.0 million, respectively, compared to the corresponding periods in 2019. The increase was primarily due to the $8.5 billion growth of our NAV from September 30, 2019 to September 30, 2020.

Performance Participation Allocation

During the three and nine months ended September 30, 2020, the unrealized performance participation allocation was zero due to the performance hurdle not being achieved. For the three and nine months ended September 30, 2019 the performance participation allocation accrual was $56.3 million and $106.4 million, respectively.

Impairment of Investments in Real Estate

During the three and nine months ended September 30, 2020, we recognized impairment charges of $6.2 million and $12.3 million, respectively, on one and two of our hotel properties, respectively. We did not recognize any impairment during the corresponding periods in 2019. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” above.

Depreciation and Amortization

During the three and nine months ended September 30, 2020, depreciation and amortization increased $127.9 million and $502.8 million, respectively, compared to the corresponding periods in 2019. The increase was driven by the growth in our portfolio, which increased from 1,022 properties as of September 30, 2019 to 1,182 properties as of September 30, 2020.

Income from Unconsolidated Entities

During the three and nine months ended September 30, 2020, we recorded $25.1 million and $63.7 million, respectively, of income from unconsolidated entities. We did not have any unconsolidated investments during the corresponding periods in 2019.

Income (Loss) from Investments in Real Estate Debt

During the three months ended September 30, 2020, income from our investments in real estate debt increased $153.5 million compared to the corresponding period in 2019. The increase was primarily attributable to $186.9 million of unrealized gains during the three months ended September 30, 2020 compared to $13.2 million of unrealized gains during the corresponding period in 2019. During the nine months ended September 30, 2020, income from our investments in real estate debt decreased $483.2 million compared to the corresponding period in 2019. This decrease is primarily attributable to $421.5 million of unrealized losses during the nine months ended September 30, 2020 compared to $65.0 million of unrealized gains during the corresponding period in 2019. Although we continued to see a recovery in pricing across securities during the second and third quarter of 2020, the COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of our investments in real estate debt.

Net Gains on Dispositions of Real Estate

During the three and nine months ended September 30, 2020, net gains on dispositions of real estate increased $93.6 million and $64.3 million, respectively, as compared to the corresponding periods in 2019. During the three months ended September 30, 2020, we recorded $100.1 million of net gains from the sales of six multifamily properties and one hotel property compared to a $6.5 million net gain from the disposition of one industrial property during the corresponding period in 2019. During the nine months ended September 30, 2020, we recorded $100.4 million of net gains from the sales of six multifamily properties, one industrial property and one hotel property, whereas during the nine months ended September 30, 2019 we recorded $36.2 million of net gains from the disposition of one industrial property and the sale of the parking garage attached to the Hyatt Place San Jose Downtown.

Interest Expense

During the three and nine months ended September 30, 2020, interest expense increased $58.2 million and $228.4 million, respectively, compared to the corresponding periods in 2019. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other Income (Expense)

During the three months ended September 30, 2020, other income (expense) decreased $6.9 million compared to the corresponding period in 2019. The decrease was primarily due to $15.4 million of unrealized losses on our investments in equity securities offset by $5.8 million of dividends earned on our investments in equity securities. During the nine months ended September 30, 2020, other income (expense) decreased $26.2 million compared to the corresponding period in 2019. The decrease was primarily due to a $20.8 million forfeited deposit related to a transaction we decided not to pursue and $40.6 million of unrealized losses on our investments in equity securities, partially offset by $13.9 million of dividends earned on our investments in equity securities, $12.7 million of realized gains on our investments in equity securities and $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties whereby the purchase and sale agreement was terminated by the potential buyer.

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

For the three months ended September 30, 2020 and 2019, our same property portfolio consisted of 426 industrial, 158 multifamily, 47 hotel, and four retail properties. For the nine months ended September 30, 2020 and 2019, our same property portfolio consisted of 322 industrial, 98 multifamily, 25 hotel, and three retail properties.

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

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		2020 vs. 2019	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019		$2020	2019	$
Net income (loss) attributable to BREIT stockholders	$121,272	$(123,171)	$244,443	$(764,376)	$(220,721)	$(543,655)
Adjustments to reconcile to same property NOI
General and administrative	5,430	4,548	882	19,025	12,607	6,418
Management fee	57,619	29,858	27,761	160,544	69,522	91,022
Performance participation allocation	—	56,322	(56,322)	—	106,383	(106,383)
Affiliate incentive compensation awards	(31)	500	(531)	969	1,500	(531)
Impairment of investments in real estate	6,217	—	6,217	12,343	—	12,343
Depreciation and amortization	332,599	204,653	127,946	1,008,756	505,986	502,770
Income from unconsolidated entities	(25,073)	—	(25,073)	(63,678)	—	(63,678)
(Income) loss from investments in real estate debt	(206,046)	(52,568)	(153,478)	317,212	(166,035)	483,247
Net gains on dispositions of real estate	(100,070)	(6,481)	(93,589)	(100,441)	(36,167)	(64,274)
Interest income	(122)	(1,763)	1,641	(2,102)	(2,260)	158
Interest expense	174,193	116,037	58,156	539,276	310,903	228,373
Loss on extinguishment of debt	5,258	—	5,258	6,495	—	6,495
Other (income) expense	9,252	2,379	6,873	29,022	2,786	26,236
Net loss attributable to non‑controlling interests in third party joint ventures	(593)	(1,305)	712	(1,796)	(4,311)	2,515
Net income (loss) attributable to non-controlling interests in BREIT OP	1,790	(2,018)	3,808	(10,177)	(4,342)	(5,835)
NOI	381,695	226,991	154,704	1,151,072	575,851	575,221
Non-same property NOI	210,029	10,550	199,479	755,473	110,025	645,448
Same property NOI	$171,666	$216,441	$(44,775)	$395,599	$465,826	$(70,227)

The following table details the components of same property NOI for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$266,309	$269,081	$(2,772)	(1)%
Hotel revenue	43,859	116,537	(72,678)	(62)%
Other revenue	11,986	14,462	(2,476)	(17)%
Total revenues	322,154	400,080	(77,926)	(19)%

Rental property operating	105,979	105,155	824	1%
Hotel operating	44,509	78,484	(33,975)	(43)%
Total expenses	150,488	183,639	(33,151)	(18)%
Same property NOI	$171,666	$216,441	$(44,775)	(21)%

Same Property – Rental Revenue

Same property rental revenue decreased $2.8 million for the three months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was due to a $5.4 million increase in our bad debt reserve, primarily as a result of COVID-19, partially offset by a $2.0 million increase in base rental revenue and a $0.6 million increase in tenant reimbursement income. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Three Months Ended September 30,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$165,748	$163,456	$2,292	—%	+2%
Industrial	76,105	76,546	(441)	(1)%	—%
Retail	3,135	3,028	107	—%	+3%
Total base rental revenue	$244,988	$243,030	$1,958

(1)	The annualized base rent per leased square foot or unit for the three months ended September 30, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue decreased $72.7 million for the three months ended September 30, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $155 to $117 while occupancy decreased 39% and RevPAR decreased from $127 to $50 during the three months ended September 30, 2020 compared to the corresponding period in 2019. The decrease can be attributed to significantly reduced occupancy at our hotels as a result of the COVID-19 pandemic.

Same Property – Other Revenue

Same property other revenue decreased $2.5 million for the three months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was primarily due to lower non-recurring lease related fees such as late fees, lease termination fees, and other miscellaneous fees at our industrial and multifamily properties and decreased golf course revenues at our full-service hotel in San Antonio, Texas as a result of the decreased occupancy due to the COVID-19 pandemic.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses increased $0.8 million during the three months ended September 30, 2020, compared to the corresponding period in 2019. The increase in rental property operating expenses for the three months ended September 30, 2020 was primarily the result of increased real estate taxes and COVID-19 related expenses at our multifamily properties. The increase was partially offset by a decrease real estate taxes at our industrial properties and a decrease in general operating expenses at our student housing properties due to students leaving campus during the COVID-19 pandemic.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $34.0 million during the three months ended September 30, 2020, compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of reduced occupancy at our hotels as a result of the COVID-19 pandemic.

The following table details the components of same property NOI for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$581,257	$579,420	$1,837	—%
Hotel revenue	105,594	241,486	(135,892)	(56)%
Other revenue	26,192	28,582	(2,390)	(8)%
Total revenues	713,043	849,488	(136,445)	(16)%

Rental property operating	218,855	221,973	(3,118)	(1)%
Hotel operating	98,589	161,689	(63,100)	(39)%
Total expenses	317,444	383,662	(66,218)	(17)%
Same property NOI	$395,599	$465,826	$(70,227)	(15)%

Same Property – Rental Revenue

Same property rental revenue increased $1.8 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was due to a $11.8 million increase in base rental revenue and a $0.5 million increase in tenant reimbursement income partially offset by a $10.5 million increase in bad debt expense, primarily a result of COVID-19.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Nine Months Ended September 30,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$331,048	$321,854	$9,194	—%	+3%
Industrial	190,764	188,384	2,380	(1)%	+2%
Retail	7,462	7,202	260	+1%	+2%
Total base rental revenue	$529,274	$517,440	$11,834

(1)	The annualized base rent per leased square foot or unit for the nine months ended September 30, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hotel Revenue

Same property hotel revenue decreased $135.9 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $172 to $144 while occupancy decreased 38% and RevPAR decreased from $138 to $61 during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The decreases can be attributed to the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and significantly reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

Same Property – Other Revenue

Same property other revenue decreased $2.4 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The decrease in other revenue was primarily due to decreased golf course revenues during the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 as a result of the COVID-19 pandemic.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $3.1 million during the nine months ended September 30, 2020, compared to the corresponding period in 2019. The decrease in rental property operating expenses for the nine months ended September 30, 2020 was primarily the result of a decrease in general operating expenses due to students at our student housing properties leaving campus during the COVID-19 pandemic and decreased general operating expenses at our industrial and retail properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $63.1 million during the nine months ended September 30, 2020, compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of closures of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and reduced occupancy at our select-service hotels as a result of the COVID-19 pandemic.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to BREIT stockholders	$121,272	$(123,171)	$(764,376)	$(220,721)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	343,058	204,653	1,035,104	505,986
Impairment of investments in real estate	6,217	—	12,343	—
Net gains on dispositions of real estate	(100,070)	(6,481)	(100,441)	(36,167)
Amount attributable to non-controlling interests for above adjustments	(8,102)	(6,692)	(29,664)	(19,321)
FFO attributable to BREIT stockholders	362,375	68,309	152,966	229,777
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(37,285)	(1,804)	(114,273)	(5,532)
Amortization of above- and below-market lease intangibles	(5,133)	(2,532)	(13,237)	(6,254)
Amortization of mortgage premium/discount	(299)	(55)	(871)	(58)
Unrealized (gains) losses from changes on financial instruments (1)	(164,123)	(7,533)	484,332	(53,025)
Net forfeited investment deposits	—	—	12,750	—
Amortization of restricted stock awards	100	100	300	300
Non-cash performance participation allocation	—	56,322	—	106,383
Non-cash incentive compensation awards to affiliated service providers	(31)	500	969	1,500
Gain on involuntary conversion	(90)	—	(270)	(1,389)
Loss on extinguishment of debt	5,258	—	6,495	—
Amount attributable to non-controlling interests for above adjustments	3,564	(1,049)	(1,464)	(965)
AFFO attributable to BREIT stockholders	164,336	112,258	527,697	270,737
Adjustments to arrive at FAD:
Management fee paid in shares	57,619	29,858	160,544	69,522
Recurring tenant improvements, leasing commissions and other capital expenditures (2)	(32,152)	(23,092)	(85,901)	(43,927)
Stockholder servicing fees	(17,043)	(11,548)	(48,111)	(28,755)
Realized losses (gains) on financial instruments	20,387	(713)	8,410	(688)
Amount attributable to non-controlling interests for above adjustments	(596)	(102)	(1,114)	(539)
FAD attributable to BREIT stockholders	$192,551	$106,661	$561,525	$266,350

(1)	Unrealized (gains) losses from changes on financial instruments primarily relates to mark-to-market changes on both our investments in real estate debt and our investments in equity securities.
(2)

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

For the quarter ended September 30, 2020, BREIT’s Class S NAV per share increased $0.46, from $10.74 as of June 30, 2020 to $11.20 as of September 30, 2020. BREIT’s Class I NAV per share increased from $10.71 to $11.17, BREIT’s Class D NAV per share increased from $10.60 to $11.05 and BREIT’s Class T NAV per share increased from $10.56 to $11.00. This price movement was driven by (i) increases in the value of our industrial and multifamily properties as investors seek income-producing real estate with solid fundamentals in a low interest rate environment, and (ii) mark-to-market increases in our real estate debt portfolio as pricing across securities, including CMBS, continued to recover from significant declines in March, which were partially offset by mark-to-market increases in our liabilities given a reduction in financing rates on our real estate properties.

Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D, and Class I common stockholders, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of September 30, 2020 ($ and shares/units in thousands):

Components of NAV	September 30, 2020
Investments in real estate	$32,826,503
Investments in real estate debt	4,965,677
Investments in unconsolidated entities	831,140
Cash and cash equivalents	240,022
Restricted cash	468,567
Other assets	861,444
Mortgage notes, term loans, and revolving credit facilities, net	(17,640,606)
Secured financings on investments in real estate debt	(2,392,945)
Subscriptions received in advance	(217,461)
Other liabilities	(716,314)
Accrued performance participation allocation	—
Management fee payable	(19,869)
Accrued stockholder servicing fees (1)	(5,804)
Non-controlling interests in joint ventures	(236,212)
Net Asset Value	$18,964,142
Number of outstanding shares/units	1,697,827

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $5.8 million accrued for purposes of our NAV and the $572.8 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2020 ($ and shares in thousands, except per share data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$7,415,795	$9,597,915	$495,793	$1,211,380	$243,259	$18,964,142
Number of outstanding shares/units	662,034	859,364	45,052	109,596	21,781	1,697,827
NAV Per Share/Unit as of September 30, 2020	$11.2015	$11.1686	$11.0048	$11.0532	$11.1686

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2020 valuations, based on property types. Once we own more than one office property we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.5%	5.3%
Industrial	7.0%	5.5%
Net Lease	7.7%	6.7%
Hotel	9.2%	9.5%
Retail	7.7%	6.5%
Other	7.2%	6.8%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Net Lease Investment Values	Hotel Investment Values	Retail Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+1.8%	+1.9%	+1.8%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(2.1%)	(1.7%)	(1.8%)	(1.8%)	(1.7%)
Exit Capitalization Rate	0.25% decrease	+3.1%	+2.9%	+2.1%	+1.5%	+2.3%	+2.1%
(weighted average)	0.25% increase	(2.8%)	(3.1%)	(1.9%)	(1.4%)	(2.1%)	(2.0%)

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

September 30, 2020
Stockholders’ equity	$14,869,924
Non-controlling interests attributable to BREIT OP	191,402
Redeemable non-controlling interest	266
Total partners' capital of BREIT OP under U.S. GAAP	15,061,592
Adjustments:
Accrued stockholder servicing fee	566,980
Organization and offering costs	4,602
Unrealized net real estate and debt appreciation	1,029,280
Accumulated depreciation and amortization	2,301,688
NAV	$18,964,142

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

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.4755 per share for the nine months ended September 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2020:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2020	$0.0451	$0.0534	$0.0452	$0.0510
February 28, 2020	0.0451	0.0529	0.0452	0.0506
March 31, 2020	0.0451	0.0529	0.0452	0.0506
April 30, 2020	0.0451	0.0524	0.0452	0.0503
May 31, 2020	0.0451	0.0527	0.0452	0.0505
June 30, 2020	0.0451	0.0526	0.0452	0.0504
July 31, 2020	0.0451	0.0529	0.0452	0.0506
August 31, 2020	0.0451	0.0529	0.0452	0.0506
September 30, 2020	0.0451	0.0528	0.0452	0.0506
Total	$0.4059	$0.4755	$0.4068	$0.4552

The following tables summarize our distributions declared during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$114,329	47%	$45,894	38%
Reinvested in shares	130,710	53%	73,347	62%
Total distributions	$245,039	100%	$119,241	100%
Sources of Distributions
Cash flows from operating activities	$245,039	100%	$119,241	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$245,039	100%	$119,241	100%

Cash flows from operating activities	$252,656		$179,897
Funds from Operations(1)	$362,375		$68,309
Adjusted Funds from Operations(1)	$164,336		$112,258
Funds Available for Distribution(1)	$192,551		$106,661

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$317,527	46%	$104,674	37%
Reinvested in shares	368,968	54%	174,980	63%
Total distributions	$686,495	100%	$279,654	100%
Sources of Distributions
Cash flows from operating activities	$686,495	100%	$279,654	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$686,495	100%	$279,654	100%

Cash flows from operating activities	$729,451		$373,366
Funds from Operations(1)	$152,966		$229,777
Adjusted Funds from Operations(1)	$527,697		$270,737
Funds Available for Distribution(1)	$561,525		$266,350

(1)

Please see “—Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Through September 30, 2020, our distributions have been funded entirely from cash flows from operations.

Liquidity and Capital Resources

The global outbreak of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. While the long-term impact of COVID-19 to our business is not yet fully known, we believe we are well positioned from a liquidity perspective with $4.2 billion of immediate liquidity as of November 12, 2020, made up of $3.6 billion of undrawn line of credit capacity and $0.6 billion of cash on hand.

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

As of September 30, 2020, our indebtedness included loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), and Citigroup Global Markets Inc. (the “Citi MRA”) secured by our investments in real estate debt, and unsecured lines of credit.

During April 2020, we entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $252.7 million. The DB Secured Financing is secured by one of our term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, we are responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in euro, therefore any foreign exchange is recorded as a component of Income (Loss) from Investments in Real Estate Debt on our Condensed Consolidated Statements of Operations

During July 2020, we entered into a TRS with Citibank, N.A. (the “Citi Term Loan TRS”) in order to finance certain of our term loans. The Citi Term Loan TRS bears interest equal to the three-month or one-month USD LIBOR plus a spread, dependent upon the collateral. Additionally, as part of the Citi Term Loan TRS, we are responsible for providing, in cash, the equivalent of any decline in value on the underlying collateral.

The following table is a summary of our indebtedness as of September 30, 2020 ($ in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	September 30, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	7/15/2027	N/A	$12,713,738	$12,424,717
Mezzanine loan	—	—		—	195,878
Total fixed rate loans	3.8%	7/15/2027		12,713,738	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	2/8/2026	N/A	3,209,340	1,826,435
Variable rate term loans	L+1.7%	2/11/2024	N/A	1,639,495	1,533,561
Variable rate secured revolving credit facilities	—	—	$2,339,495	—	1,063,837
Variable rate mezzanine loans	L+4.3%	4/9/2025	N/A	142,200	—
Total variable rate loans	L+1.8%	6/5/2025		4,991,035	4,423,833
Total loans secured by our properties	3.3%	2/18/2027		17,704,773	17,044,428

Secured financings on investments in real estate debt:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		3/21/2021	N/A	1,343,007	2,342,137
DB Secured Financing		4/2/2022	N/A	263,866	—
Citi Term Loan TRS		7/9/2021		36,072	—
Total secured financings on investments real estate debt(5)	1.6%			2,392,945	3,092,137

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2023	1,275,000	—	—
Affiliate line of credit	L+2.5%	1/22/2021	150,000	—	—
Total unsecured loans			1,425,000	—	—

Total indebtedness				$20,097,718	$20,136,565

(1)	The term “L” refers to the one-month LIBOR with respect to loans secured by our properties and unsecured loans.

(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in October 2020 into new contracts.
(4)	Includes RBC MRA and Citi MRA.
(5)	Weighted average interest rate based on L+1.6%, whereby “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

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

As of November 12, 2020, we had received net proceeds of $9.6 billion from selling an aggregate of 864,744,069 shares of our common stock in the Current Offering (consisting of 446,607,769 Class S shares, 297,500,515 Class I shares, 27,907,772 Class T shares, and 92,728,013 Class D shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$729,451	$373,366
Cash flows used in investing activities	(5,373,918)	(11,192,689)
Cash flows provided by financing activities	4,243,354	11,335,275
Net increase (decrease) in cash and cash equivalents and restricted cash	$(401,113)	$515,952

Cash flows provided by operating activities increased $0.4 billion during the nine months ended September 30, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities decreased $5.8 billion during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a net decrease of $6.5 billion in the acquisitions of and capital improvements to real estate investments, a net decrease of $0.4 billion in our investments in real estate debt, an increase of $0.3 billion in proceeds from dispositions of real estate. This decrease was partially offset by an increase of $0.8 billion for our investment in unconsolidated entities and a net increase of $0.6 billion related to our investments in real estate-related equity securities.

Cash flows provided by financing activities decreased $7.1 billion during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a net decrease in borrowings of $6.6 billion, an increase of $1.0 billion in repurchases of common stock, a decrease of $0.3 billion in subscriptions received in advance and a $0.2 billion increase in distributions. The decrease was partially offset by an increase of $1.1 billion from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2020 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$23,956,001	$2,790,853	$2,379,057	$6,950,703	$11,835,388
Ground leases	965,956	7,007	14,596	15,311	929,042
Organizational and offering costs	4,602	2,045	2,557	—	—
Other	5,995	2,398	3,597	—	—
Total	$24,932,554	$2,802,303	$2,399,807	$6,966,014	$12,764,430

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at September 30, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2020, the outstanding principal balance of our variable rate indebtedness was $7.4 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, six-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2020, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.3 million and $2.7 million, respectively.

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

Investments in Real Estate Debt

As of September 30, 2020, we held $5.0 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and nine months ended September 30, 2020, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.1 million and $0.4 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate debt is unknown. As of September 30, 2020, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in a change in the carrying value of our investments in real estate debt of $496.6 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under the heading “Risk Factors” in our prospectus dated April 21, 2020, as supplemented.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 12 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended September 30, 2020, the Adviser elected to receive its management fee in Class I shares and we issued 3,483,258 unregistered Class I shares to the Adviser in satisfaction of the management fee for July and August 2020. Additionally, we issued 1,778,962 unregistered Class I shares to the Adviser in October 2020 in satisfaction of the September 2020 management fee.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2020, we received $0.3 billion from selling 28.6 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

During the three months ended September 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2020	5,834,909	0.4%	10.67	5,834,909	—
August 2020	17,220,791	1.0%	10.49	15,520,764	—
September 2020	8,225,513	0.5%	10.91	6,492,460	—
Total	31,281,213	N/M	$10.64	27,848,133	—

(1)

Includes 3,433,081 Class I common shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $37.2 million. As of September 30, 2020, the Adviser owned 6,922,591 of our Class I common shares.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 12, 2020	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 12, 2020	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)