Form 10-K
period 2020-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2021-03-17
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.

As of March 17, 2021, the issuer had the following shares outstanding: 783,834,057 shares of Class S common stock, 1,054,300,963 shares of Class I common stock, 47,308,129 shares of Class T common stock, and 146,970,893 shares of Class D common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

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

Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in our securities risky and might cause such actual outcomes or results to differ is set forth below.

•

Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.

•

We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds (including from sales of our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Blackstone), and we have no limits on the amounts we may pay from such sources.

•

The purchase and repurchase price for shares of our common stock are generally based on our prior month’s and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

•

We are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.

•	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•	There are limits on the ownership and transferability of our shares. See “Description of Capital Stock—Restrictions on Ownership and Transfer” in the prospectus for the Offering.
•

While BREIT’s investment strategy is to invest in stabilized commercial real estate diversified by sector with a focus on providing current income to investors, an investment in BREIT is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.

•

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.

•

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

•

Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.

•

The outbreak of the novel coronavirus (“COVID-19”) has had and may in the future have an adverse impact on our NAV, results of operations (including FFO, AFFO and FAD), cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.

•

Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; fluctuations in the average occupancy and room rates for hotel properties; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.

•

Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography.

•	Competition for investment opportunities may reduce our profitability and the return on your investment.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Website Disclosure

We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this report.

PART I.

ITEM 1.	BUSINESS

References herein to “Blackstone Real Estate Income Trust,” the “Company,” “BREIT,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, in real estate debt. Our objective is to bring Blackstone’s leading institutional quality real estate investment platform to income focused investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group Inc. (“Blackstone”). We were incorporated in Maryland in 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture.

BREIT is a non-listed, perpetual life real estate investment trust (“REIT”). We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of March 17, 2021, we had received net proceeds of $24.1 billion from the sale of shares of our Class S, Class I, Class T and Class D common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt.

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

Our Adviser is a part of Blackstone, a leading global investment manager with assets under management of $618.6 billion as of December 31, 2020. Blackstone’s alternative asset management businesses include private equity, real estate, insurance, hedge fund solutions, non-investment grade credit, secondary private equity funds of funds, infrastructure and multi-asset class strategies, all on a global basis.

In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 541 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $187.2 billion of investor capital under management as of December 31, 2020. Blackstone's real estate group ("Blackstone Real Estate") has one centralized investment committee (the "Investment Committee") that meets weekly to review large new investments around the world. The Investment Committee includes all Senior Managing Directors in Blackstone Real Estate, as well as select senior executives of Blackstone.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee, and expense reimbursements. In addition, BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone, is entitled to receive a performance participation allocation. See Note 9 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

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

Investment Strategy

Our investment strategy is to acquire primarily stabilized, income-generating commercial real estate in the United States and to a lesser extent, invest in real estate debt and other securities. Our investment strategy capitalizes on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. After acquisition, we leverage Blackstone Real Estate’s established asset management team, which focuses on value creation through the oversight and improvement of the operating performance of Blackstone Real Estate’s portfolio holdings.

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

Our real estate debt strategy is designed to generate current income and contribute to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments may provide an additional source of liquidity. These liquidity sources are collectively used for cash management, satisfying any stock repurchases under our share repurchase plan and other purposes. We use the Blackstone Real Estate Debt Strategies team to assist in this portion of the portfolio. The Blackstone Real Estate Debt Strategies team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate debt investment opportunities throughout the capital structure.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We are not limited by a pre-determined operational period or the need to provide a “liquidity” event at the end of that period.

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

The following charts describe the diversification of our investments in real estate(1) based on fair value as of December 31, 2020:

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

The following map identifies the top markets of our portfolio composition in real properties based on fair value as of December 31, 2020:

LAS VEGAS
18%
DENVER
3%
CHICAGO
5%
ATLANTA
8%
LOS ANGELES
3%
PHOENIX
5%
DALLAS
6%
TAMPA
2%
ORLANDO
6%
SAN ANTONIO
2%
OTHER U.S. MARKETS
42%
STATE CONCENTRATION
MORE THAN 10%
6 — 10%
2 — 5%
LESS THAN 2%

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

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

Human Capital

We have no employees other than those employed by Simply Storage Management, which was acquired with the December 2020 acquisition of Simply Storage, none of whom are executive officers of the Company or are involved in the management of the Company. Our operations are conducted by the Adviser.

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

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV(measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our board of directors will be required to consider at least quarterly whether the continued suspension of our share repurchase plan is in the best interests of the Company and our stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

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

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the year ended December 31, 2020 and the year ended December 31, 2019, we had net loss attributable to our stockholders of approximately $853.4 million and $401.8 million, respectively. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of approximately $1.6 billion and $769.2 million, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $1.4 billion and $824.0 million during these periods. For the year ended December 31, 2020 and the year ended December 31, 2019, our funds available for distribution, or FAD, was $743.7 million and $409.4 million, respectively.

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics that exclude real estate-related depreciation and amortization, including FAD, as an additional meaningful non-GAAP supplemental disclosure to provide information for considering our operating results. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities— Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” for reconciliations of FAD to GAAP net loss attributable to common stockholders and for considerations on how to review this metric.

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

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds (including from sales from our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units or Class B units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sale of or repayment under our assets, borrowings or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

The Adviser or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. The Adviser will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans acquired by us, preferred equity and private company investments, such initial value will generally be the acquisition price of such investment. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.

Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. Similarly, each month, our independent valuation advisor will review and confirm for reasonableness our quarterly valuations (and our monthly updates of such valuations) of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Securities Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor and quarterly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

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

•	providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.

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

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

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

Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

You may experience dilution. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 10,100,000,000 shares of capital stock, of which 10,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 3,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 6,000,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. If you purchase shares of our common stock in the Offering, you will incur immediate dilution in the net tangible book value of your investment as a result of accumulated depreciation and amortization on our assets and costs and fees and expenses incurred in connection with the Offering. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Furthermore, you may experience a dilution in the value of your shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio entities. We, Blackstone or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which could harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Offering, it may harm our ability to achieve our objectives.

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
•

losses or damage related to properties arising from natural disasters and other casualty events, including climate change-related risks (including climate-related transition risks and acute and chronic physical risks); and

•

changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

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

Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions (including financial market distributions related COVID-19) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics and pandemics, most recently COVID-19, which has been designated as a pandemic by the World Health Organization. The outbreak of such epidemics or pandemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and has had an adverse impact on our performance and results of operations.

Beginning in the first quarter of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been widespread and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and are adversely impacting many industries. Although vaccines for COVID-19 are being made available to the general public in the U.S. and around the world, it will take time for the vaccine to materially affect the spread of the virus and the outbreak could have a continued adverse impact on economic and market conditions.

The outbreak of COVID-19 has had and may in the future have an adverse impact on our NAV, results of operations (including FFO, AFFO and FAD), cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors. Although many or all facets of our business have been or could in the future be impacted by COVID-19, we currently believe the following impacts to be among the most important to us:

•

We are subject to risks related to increases in rent defaults, rent deferral or rent forgiveness and decreases in rent collection. Since the outbreak of COVID-19, we have experienced a moderate decline in our average rent collection rates, which has negatively impacted our cash flow. We have also granted some of our tenants rent deferral and while it is expected that the deferred rent will generally be paid back over a period of three to twelve months from the date of each deferral, there is no guarantee we will be able to recover this rent. We continue to recognize rental revenue for such tenants, as permitted by applicable accounting guidance, while also considering any necessary bad debt reserves. We may continue to experience rent deferrals and decreased rent collection. We may not be able to promptly lease properties that are vacant or become vacant because a tenant defaults or decides not to renew its lease, resulting in reduced occupancy at our properties, and the rental rates or other terms under new leases may be less favorable than the terms of the current lease. The foregoing outcomes could affect any asset or asset class across our entire portfolio and such events would have a negative impact on our cash flows, operating results and NAV and on our ability to fund distributions to stockholders and satisfy repurchase requests.

•

Our multifamily properties face an increased risk of tenant defaults as disruptions in the labor market, resulting in high rates of unemployment, have made it more difficult for some tenants to meet their rent obligations and for us to retain tenants at current rental rates. We may also, for economic or regulatory reasons, defer or forgive rent for certain tenants of our properties. In particular, certain state and local requirements have temporarily stayed any eviction proceedings. When these temporary stays expire, we may face increased rent defaults, deferrals or forgiveness. Furthermore, it may be difficult for us to find new tenants during the pandemic as potential residents are unwilling or unable to move. Our student housing properties, in particular, could be affected by the shift to online learning.

•

Our net lease properties are gaming and leisure facilities in Las Vegas, Nevada that ceased operations during the pandemic, but have since reopened. While the rental payments on our net lease obligations are guaranteed by MGM Resorts International (“MGM”) and MGM has made its rent payments through the date of the Prospectus and disclosed that it intends to continue making rent payments under the leases and funding other obligations for the foreseeable future, a prolonged period of limited and/or suspended operations at these properties may make it difficult for MGM to continue to operate such properties and fulfill their lease obligations, including the requirement to post additional rent if certain covenants are breached. Furthermore, sustained poor performance may also implicate covenants under the financing arrangements for these properties, which may restrict our ability to distribute cash flows from these properties to the Company and our stockholders.

•

The fair value of our hotel properties has decreased and may continue to decrease. The impairment charge aligns the GAAP carrying value of the hotels with the fair value already recorded within the December 31, 2020 fair value. We have incurred an impairment to two properties under GAAP and may incur additional impairments in the future. Many of our hotel properties, including our two full service hotel properties (JW Marriott San Antonio Hill Country Resort and Hyatt Regency Atlanta) and certain of our select services hotels, have experienced closures and although all of these properties have since re-opened, our hotel properties may either continue to operate at significantly reduced occupancy as potential guests are unwilling or not permitted to stay at these properties during the pandemic or may subsequently close. These effects negatively impact our NAV and our total assets under GAAP. Furthermore, our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations (including FFO, AFFO and FAD) and cash flow from operations.

•

The fair value of our real estate debt portfolio, which consists primarily of CMBS, has decreased since the outbreak of COVID-19. Although the value of these investments have recovered substantially since the trough shortly after the outbreak of COVID-19, as of December 31, 2020, they still remain moderately below pre-COVID-19 levels and may decrease further in the future. Additionally, a large portion of our CMBS investments are collateralized by hospitality assets, which as referenced above have been particularly negatively impacted by the pandemic. CMBS backed by hospitality and other asset classes that have been more acutely affected by COVID-19 experienced steeper declines in market value at the onset of COVID-19 and have been slower to recover in value than CMBS backed by other asset classes. While we believe the principal amount of our real estate debt investments are generally adequately protected, there is a risk that we do not realize the principal value of these investments. Furthermore, the interest payments generated by such CMBS investments are supported by the rental payments received by the borrower on underlying properties or cash flow from operations and while, subject to certain limitations, the master servicer is responsible for making certain monetary advances if the borrower fails to do so, it is expected that rental payments will be missed for some underlying properties, cash flow from operations will be lower and there is no guarantee that the master servicer will be willing or able to make such advances, which would result in lost cash flow from operations from such real estate debt investments. The special servicer of such CMBS may also exercise, or be required to exercise, its appraisal rights over the value of the property securing the loan.

•

As of December 31, 2020, we had $3.6 billion of immediate liquidity, made up of capacity on our undrawn lines of credit as well as cash on hand. At the onset of the pandemic, it became difficult for businesses generally, including us, to obtain new financing. To the extent we are able to find financing as the pandemic continues, such financing could become difficult to obtain as was the case during the onset of the pandemic. In addition, we were required to post additional margin for our reverse repurchase agreements at the onset of the pandemic due to the initial decrease in value of our real estate debt investments. Due to the recovery in value we have since recalled the majority of margin posted at the onset of the pandemic, but may be required to post additional margin in the future. Certain of the financing agreements we have in place at our subsidiaries for our properties have covenants that restrict cash being distributed up to us if certain performance targets are not met. These factors may adversely impact our future liquidity, which will make it more difficult for us to fund new investments, fund distributions to our stockholders and satisfy repurchase requests.

The immediately preceding outcomes are those we consider to be most important as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described in the Prospectus, including:

•

operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties, including operating partners, property managers, our independent valuation advisor, our administrator, our transfer agent, other independent third-party appraisal firms that provide appraisals of our properties, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;

•

limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	the availability of key personnel of the Adviser and our service providers as they face changed circumstances and potential illness during the pandemic;
•	difficulty in valuing our assets. See also “—Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value”;
•	limitations on our ability to raise new capital in our ongoing offerings;
•	limitations on our ability to make distributions to our stockholders due to material adverse impacts on our cash flows from operations or liquidity; and
•

limitations on our ability to satisfy all repurchase requests, including if increased demand for repurchases exceeds the limits of our share repurchase plan, we lack readily available funds to meet repurchase requests or we need to maintain liquidity for our operations.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present uncertainty and risk with respect to us and the performance of our investments. While certain geographies have to date experienced relatively low infection levels and disruption to businesses, others have experienced consistently high or accelerating levels. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions and satisfy repurchase requests.

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

In addition, while we will invest primarily in stabilized, income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with Blackstone’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments with third parties and we may, subject to the requirements in our charter, continue to co-invest in the future with Blackstone affiliates or third parties in partnerships or other entities that own real properties. We have entered into, and expect to continue to enter into, joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Blackstone affiliates) include:

•

the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

•

our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;

•	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests;
•	the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•

under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Blackstone;

•

under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;

•

our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;

•

under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;

•

under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and

•

the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

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

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Blackstone, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Blackstone are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

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

We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us.

We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us. As part of our acquisition of Simply Self Storage in December 2020 (the “Simply Storage Acquisition”), we acquired Simply Storage Management. Simply Storage Management is our first portfolio entity with employees and we may have others in the future. Such expenses and liabilities include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.

The exit by the United Kingdom (“U.K.”) from the E.U. could adversely affect us.

The U.K. formally left the E.U. on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the U.K. and the U.K. maintained its E.U. single market access rights and E.U. customs union membership. The implementation period expired in December 31, 2020. Consequently, the U.K. has become a third country vis-à-vis the EU, without access to the single market or membership of the E.U. customs union.

On December 30, 2020, the U.K. and the E.U. signed a trade and cooperation agreement (the “TCA”) to govern their on-going relationship. The TCA was officially ratified by the U.K. Parliament on December 30, 2020, and is currently awaiting ratification by the E.U. Parliament and Council. The TCA has applied provisionally since January 1, 2021, pending the E.U.’s formal ratification. It is anticipated that further details of the relationship between the U.K. and the E.U. will continue to be negotiated even after formal ratification of the TCA.

Over time, U.K. regulated firms and other U.K. businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the E.U.), as compared with the position prior to the expiry of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.

Although it is probable that any adverse effects flowing from the U.K.’s withdrawal from the E.U. will principally affect the U.K. (and those having an economic interest in, or connected to, the U.K.), given the size and global significance of the U.K.’s economy, unpredictability about the implications of its withdrawal from the E.U., the E.U. (and countries outside the E.U.) is likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect us. In addition, although it seems less likely now than at the time of Britain’s referendum, the withdrawal of the U.K. from the E.U. could have a further destabilizing effect if any other member states were to consider withdrawing from the E.U., presenting similar and/or additional potential risks and consequences to our business and financial results.

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

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

For example, we are dependent on a subsidiary of MGM as the sole tenant of The Bellagio Las Vegas (the “Bellagio”)as well as the MGM Grand Las Vegas and Mandalay Bay. The rental revenue we are entitled to receive from MGM comprises a sizeable portion of our overall revenue and therefore risks related to MGM’s financial condition will expose us to risk, including adverse impacts to MGM’s business as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, negative developments in the economy or political climate that depress travel activity, or other factors that may impact MGM’s operations or the operation of these properties. As a result, MGM has been, and may in the future be, required to suspend operations at these properties for what could be an extended period of time. Additionally, while these properties are currently suited to MGM’s needs, should MGM default under any of these leases, we may have difficulty finding a replacement tenant, any replacement tenant may not be of the same quality as MGM, the terms of any new lease may be less favorable than the terms of the current lease, or we may be required to incur significant expense to modify the properties to suit a new tenant.

Similarly, certain of our other properties, including certain industrial warehouses and student housing properties, are leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and our hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

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

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

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

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

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

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

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

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

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

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our real estate debt portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

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

We have acquired and expect in the future to acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a Blackstone affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since certain of our executives are also executives of Blackstone, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

We have and in the future may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We have and in the future may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

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

We have in the past and may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”

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

Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

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

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The current U.S. President has a legislative agenda that includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

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

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. See “Investment Objectives and Strategies—Borrowing Policies.” We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2020, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to our interest expense of $2.7 million.

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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K. (“FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

Our debt includes floating-rate loans and reverse repurchase agreements for which the interest rates are tied to LIBOR and real estate debt investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The dealer manager for the Offering is Blackstone Securities Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, our ability to raise proceeds through the Offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their portfolio entities, including other investment programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsor’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.

Blackstone is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Other Blackstone Accounts and their portfolio entities and third parties, will in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Adviser or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

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

Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can be expected to also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by its portfolio entities. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities, or advise on such transactions. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with other transactions involving conflicts described herein, to the fullest extent permitted by law. Sales of securities for our account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time. Blackstone employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including our potential competitors. Our stockholders will not receive any benefit from any such investments.

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

Blackstone receives or obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data”. Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from us, Other Blackstone Account and portfolio entities. Blackstone has entered and will continue to enter into information sharing and use arrangements, which will give Blackstone access to (and rights regarding) data that it would not otherwise obtain in the ordinary course, with us, Other Blackstone Accounts, portfolio entities, related parties and service providers. Although Blackstone believes that these activities improve Blackstone’s investment management activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information from a portfolio entity can be expected to enable Blackstone to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities.

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

Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, industry experts, joint venture and other partners and professionals, any of whom might be current or former executives or other personnel of the Adviser, its affiliates, portfolio entities or Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and portfolio entities retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a portfolio entity to Consultants in connection with the above services, including cash fees, profits, or equity interests in a portfolio entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as our expenses or expenses of the portfolio entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser, or offset or reduce any management fees to the Adviser. Also, Consultants may co-invest alongside us in investments, participate in long-term incentive plans of a portfolio entity, which generally will result in us being allocated a smaller share of an investment. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant.

The time, dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant advises our sponsor on transactions, provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Advisory Agreement, the compensation to such Consultants could be borne fully by us (with no reduction or offset to the management fee paid to the Adviser). If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts.

We may source, sell and/or purchase assets either to or from the Adviser and its affiliates or issued by affiliates of the Adviser, and such transactions may cause conflicts of interest.

We may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Blackstone Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. We may also source, sell to and/or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping with ours.It is expected that some activities of Blackstone, Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account. Our sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.

With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities are allocated among us and one or more Other Blackstone Accounts in accordance with our sponsor’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which is generally pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives or focus of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., joint venture investments between us and an Other Blackstone Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (including, but not limited to, (A) allocations necessary for us or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Blackstone Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (iv) avoiding allocation that could result in de minimis or odd lot investments and (v) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).

Currently, Private Core+ Accounts invest in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial, retail and life sciences assets in major U.S. markets. To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, including at the lower leverage targeted by the Private Core+ Accounts, such investment will be generally allocated in accordance with Blackstone’s prevailing policies and procedures described above (including maintaining our status as a non-investment company exempt from the Investment Company Act). Certain Other Blackstone Accounts also invest in real estate debt with investment objectives or guidelines that overlap with ours but do not have priority over us. To the extent an investment satisfies the investment objectives of us and such Other Blackstone Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above. There may be instances where an overlapping investment opportunity would have satisfied our primary investment objective of providing attractive current income in the form of regular, stable cash distributions assuming our targeted leverage ratio in the range of 60%, but which does not satisfy our investment objectives at the lower targeted leverage ratio of the Private Core+ Accounts. If the Adviser and its affiliates determine to use the lower leverage ratio, such overlapping investment opportunity would not be allocated to us in whole or part. A sharing of the investment opportunity at different leverage ratios would not be possible because such joint venture investments with the Private Core+ Accounts must be on the same terms (including leverage ratio).

Furthermore, certain of the Other Blackstone Accounts that invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) have priority over us with respect to such investment opportunities (together with future accounts with similar investment strategies, the “Select Opportunistic Blackstone Accounts”) and select investments (e.g., certain core+ life sciences investments) will be first offered to certain Other Blackstone Accounts (which we generally expect to have investment strategies distinct from ours but can overlap to some extent). The Select Opportunistic Blackstone Accounts had approximately $13.8 billion of unused capital commitments as of December 31, 2020. Other Blackstone Accounts having priority over us will result in fewer investment opportunities being made available to us.

The Adviser and its affiliates calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion, taking into account a variety of considerations, which may include, without limitation, net asset value, any actual or anticipated allocations, expected future fundraising and uses of capital, applicable investment guidelines, excuse rights and investor preferences, any or all reserves, vehicle sizes, targeted amounts of securities as determined by the Adviser and its affiliates, geographic limitations and actual or anticipated capital needs or other factors determined by the Adviser and its affiliates. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Blackstone Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other Blackstone Accounts may adversely impact our allocation of particular investment opportunities. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.

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

We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances, the Adviser will be unaware of an Other Blackstone Account’s participation, as a result of information walls or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, in certain circumstances we will likely recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Adviser may take to mitigate the conflict, Blackstone may be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made.

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

Our sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Blackstone Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Blackstone Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Blackstone Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates, and therefore among us and the Other Blackstone Accounts acquiring any of the assets, securities and instruments, although our sponsor could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other Blackstone Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our sponsor will have conflicting loyalties between its duties to us and to Other Blackstone Accounts.

Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, our sponsor will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts.

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

It is expected that Blackstone will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Blackstone (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Blackstone Account or another Blackstone real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Blackstone Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other Blackstone Accounts.

Blackstone may raise and/or manage Other Blackstone Accounts, which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.

Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.

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

Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us.

Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts and their portfolio entities, the Dealer Manager, the Adviser and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts and their respective affiliates, personnel or family members of personnel of the foregoing.

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

Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset or company; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans, property, title and/or other types of insurance and related services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.

Portfolio entities of Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our portfolio entities may be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters. These agreements, transactions and other arrangements will involve payment of fees and other amounts, none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated portfolio entities or allow our portfolio entities to be engaged by Blackstone-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

We may engage portfolio entities of Other Blackstone Accounts and Other Blackstone Accounts may engage our portfolio entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, corporate secretarial services, data management, directorship services, finance/budget, human resources, information technology, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, tax and treasury; (b) loan management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio entity, Blackstone affiliate or third party (e.g., a third-party manager) of operational services); (d) operational services (i.e., general management of day to day operations, including, without limitation, construction management, leasing services, project management and property management); and (e) transaction support services (including, without limitation, managing relationships with brokers and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development works, overseeing brokers, lawyers, accountants and other advisors, providing legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits, and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).

Such portfolio entities of Other Blackstone Accounts that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:

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

We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for our benefit to us, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio property; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore we could pay more than our pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone may engage our portfolio entities to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio entity incurred prior to such engagement.

We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone funds such as Other Blackstone Accounts. In certain instances a similar company could be owned or controlled by Blackstone directly. Service providers described in this risk factor are generally owned and controlled by a Blackstone fund, such as the Other Blackstone Accounts.

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

Blackstone-affiliated service providers and vendors, include, without limitation:

CTIMCO. CT Investment Management LLC (“CTIMCO”), is the investment management business operated by Blackstone Real Estate Debt Strategies that specializes in real estate-related debt investments with a focus on mortgage loans that are backed by commercial real estate assets, which may be engaged by us and Other Blackstone Accounts as a special servicer. Special servicers are responsible for managing underlying loans of the CMBS that are in default, including exercising remedies. The fees for special servicers are set forth in a pooling and servicing arrangement at the creation of the CMBS. See “—General Risks Related to Investments in Real Estate Debt—There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.” In cases where we and/or Other Blackstone Accounts control the controlling class of securities in a CMBS that has the power to appoint or remove the special servicer, we and/or Other Blackstone Accounts may determine to appoint or replace an existing third party special servicer with CTIMCO. In any such replacement, CTIMCO would be entitled to receive the same fees that the former third party special servicer was entitled to receive (including any arrangements, if any, entered into with the former special servicer by which the special servicer agreed to share a portion of its fee with us and/or Other Blackstone Accounts pro rata based on ownership of the controlling class of the CMBS). As special servicer, CTIMCO would be obligated to act in the best interests of all holders of securities of the CMBS, not just the class or classes of securities held by us. As a result, CTIMCO may not always act in our best interest.

LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, LNLS will benchmark such fees to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.

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

For more information regarding our relationships with Blackstone entities providing services to us or our subsidiaries, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, as well as “Transactions with Related Persons and Certain Control Persons—Our Relationship with Our Adviser and Blackstone—Affiliate Service Agreements” in our definitive Proxy Statement on Schedule 14A, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, each as incorporated herein by reference.

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

We will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof) and will otherwise enter into operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and portfolio entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone and its personnel, or Other Blackstone Accounts and their portfolio entities, including as a result of transactions entered into by us, and such commissions or payment will not offset the management fee payable to the Adviser. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio entity of an Other Blackstone Account is providing such a service, such portfolio entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular portfolio entity providing the service will, in certain circumstances, be greater than those received by us in receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements.

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

We and Other Blackstone Accounts have self-insured through a captive insurance company (the “captive”) owned entirely by its participants (including us and such Other Blackstone Accounts). This arrangement is expected to provide us with greater control over our insurance program and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. An affiliate of our sponsor manages the captive, oversees its operations and service providers, provides a guarantee for a letter of credit to help capitalize it and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above). A third-party insurance services firm will provide brokerage, administration and insurer management services. The fees and expenses of the captive, including insurance premiums and fees paid to its manager, will be borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of the captive, including us, is required to make additional capital contributions in certain circumstances. While the captive is expected to be beneficial to us, there can be no assurance that different allocations or arrangements than those described above would not result in us and our portfolio properties bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies relative to Other Blackstone Accounts or otherwise.

Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by the Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is also expected to determine to share the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

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

We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $100.0 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, LIBOR plus 2.50%. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.

The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Blackstone personnel.

The officers, directors, members, managers and employees of the Dealer Manager and the Adviser can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

We have and continue to expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. In certain circumstances, we may provide financing, guarantees, enter into currency or derivative transactions or other similar arrangements for access funds primarily created to hold shares of our common stock, including in order to support currency hedging programs at such access funds. These arrangements may cause us to use our funds for such arrangements as opposed to alternative uses and could expose us to certain risks. The Adviser may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be limited partners in Other Blackstone Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Reform Bill, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

General Risk Factors

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

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We invest in derivatives, which involve numerous risks” above.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 17, 2021 there were 62,668 holders of record of our Class S common stock, 25,467 holders of record of our Class I common stock, 9,341 holders of record of our Class T common stock and 14,628 holders of record of our Class D common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2020:

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

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2020, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

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

The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2020:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2017	$10.0000	$10.0100	$—	$—
February 28, 2017	10.0200	10.0300	—	—
March 31, 2017	10.0200	10.0200	—	—
April 30, 2017	10.0455	10.0495	—	—
May 31, 2017	10.1828	10.1868	—	10.1604
June 30, 2017	10.2904	10.2791	10.1721	10.2648
July 31, 2017	10.3173	10.3092	10.2256	10.2603
August 31, 2017	10.4074	10.3997	10.2883	10.3536
September 30, 2017	10.4662	10.4579	10.3239	10.3763
October 31, 2017	10.5060	10.4973	10.3549	10.4114
November 30, 2017	10.5174	10.5094	10.3622	10.4141
December 31, 2017	10.5750	10.5671	10.4175	10.4712
January 31, 2018	10.6339	10.6236	10.4684	10.5217
February 28, 2018	10.6714	10.6602	10.4985	10.5539
March 31, 2018	10.6795	10.6646	10.5050	10.5602
April 30, 2018	10.7134	10.6985	10.5372	10.5928
May 31, 2018	10.7321	10.7158	10.5525	10.6087
June 30, 2018	10.7620	10.7446	10.5802	10.6315
July 31, 2018	10.7959	10.7773	10.6120	10.6633
August 31, 2018	10.8268	10.8064	10.6411	10.6907
September 30, 2018	10.8508	10.8290	10.6629	10.7133
October 31, 2018	10.8806	10.8579	10.6909	10.7417
November 30, 2018	10.8862	10.8625	10.6957	10.7459
December 31, 2018	10.8222	10.7984	10.6318	10.6820
January 31, 2019	10.8756	10.8524	10.6835	10.7359
February 28, 2019	10.9142	10.8906	10.7202	10.7724
March 31, 2019	10.9458	10.9218	10.7502	10.8019
April 30, 2019	10.9756	10.9480	10.7769	10.8304
May 31, 2019	11.0625	11.0350	10.8612	10.9146
June 30, 2019	11.1022	11.0755	10.9007	10.9481
July 31, 2019	11.2241	11.1969	11.0191	11.0660
August 31, 2019	11.3286	11.3030	11.1221	11.1661
September 30, 2019	11.4074	11.3816	11.2000	11.2407
October 31, 2019	11.4263	11.4008	11.2193	11.2588
November 30, 2019	11.4634	11.4379	11.2553	11.2945
December 31, 2019	11.4725	11.4473	11.2642	11.3022
January 31, 2020	11.5029	11.4776	11.2933	11.3311
February 29, 2020	11.4430	11.4183	11.2339	11.2715
March 31, 2020	10.4637	10.4391	10.2709	10.3054
April 30, 2020	10.4825	10.4493	10.2997	10.3487
May 31, 2020	10.5798	10.5464	10.3947	10.4438
June 30, 2020	10.7439	10.7100	10.5557	10.6047
July 31, 2020	10.7800	10.7471	10.5914	10.6392
August 31, 2020	10.9604	10.9271	10.7676	10.8166
September 30, 2020	11.2015	11.1686	11.0048	11.0532
October 31, 2020	11.3607	11.3279	11.1613	11.2028
November 30, 2020	11.4751	11.4424	11.2733	11.3124
December 31, 2020	11.5878	11.5547	11.3847	11.4213

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2020 ($ and shares/units in thousands):

Components of NAV	December 31, 2020
Investments in real estate	$37,671,984
Investments in real estate debt	4,566,306
Investments in unconsolidated entities	855,185
Cash and cash equivalents	333,388
Restricted cash	711,135
Other assets	836,239
Mortgage notes, term loans, and revolving credit facilities, net	(20,024,734)
Secured financings on investments in real estate debt	(2,140,993)
Subscriptions received in advance	(508,817)
Other liabilities	(757,920)
Accrued performance participation allocation	(192,648)
Management fee payable	(22,253)
Accrued stockholder servicing fees (1)	(6,589)
Non-controlling interests in joint ventures	(270,030)
Net asset value	$21,050,253
Number of outstanding shares/units	1,821,889

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See the table Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $6.6 million accrued for purposes of our NAV and the $605.4 million accrued under accounting principles generally accepted in the United States of America (“GAAP”).

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2020 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units(1)	Total
Monthly NAV	$8,144,540	$10,712,085	$523,046	$1,417,854	$252,728	$21,050,253
Number of outstanding shares/units	702,853	927,080	45,943	124,141	21,872	1,821,889
NAV Per Share/Unit as of December 31, 2020	$11.5878	$11.5547	$11.3847	$11.4213	$11.5547

 ___________________

(1)	Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.5%	5.2%
Industrial	6.7%	5.4%
Net Lease	7.4%	6.8%
Hotel	9.3%	9.6%
Self Storage	7.3%	6.2%
Retail	7.7%	6.6%
Office	7.6%	6.2%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Net Lease Investment Values	Hotel Investment Values	Self Storage Investment Values	Retail Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.6%	+1.8%	+1.9%	+1.8%	+1.8%	+1.9%
(weighted average)	0.25% increase	(1.9%)	(2.3%)	(1.7%)	(1.8%)	(1.8%)	(1.8%)	(1.9%)
Exit Capitalization Rate	0.25% decrease	+3.2%	+2.8%	+2.1%	+1.5%	+2.4%	+2.3%	+2.8%
(weighted average)	0.25% increase	(2.9%)	(3.4%)	(1.9%)	(1.4%)	(2.2%)	(2.1%)	(2.5%)

The following table reconciles stockholders’ equity and BREIT OP Partners’ Capital per our consolidated balance sheet to our NAV ($ in thousands):

December 31, 2020
Stockholders’ equity	15,852,726
Non-controlling interests attributable to BREIT OP unitholders	187,972
Redeemable non-controlling interest	274
Total partners' capital of BREIT OP under U.S. GAAP	16,040,972
Adjustments:
Accumulated depreciation and amortization	2,650,146
Unrealized net real estate and debt appreciation	1,757,289
Accrued stockholder servicing fee	598,822
Organization and offering costs	4,090
Accrued affiliate incentive compensation awards	(1,066)
NAV	$21,050,253

The following details the adjustments to reconcile stockholders’ equity and BREIT OP Partners’ Capital to our NAV:

-

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

-

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

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

-

The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs are being reimbursed to the Adviser on a pro rata basis over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

-

Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity resulting in no impact to Stockholders’ Equity. For purposes of NAV, we value the awards based on the performance of the applicable period and deduct such value from NAV.

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same aggregate gross distribution per share, which was $0.6354 per share for the year ended December 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes for the year ended December 31, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2020	$0.0451	$0.0534	$0.0452	$0.0510
February 29, 2020	0.0451	0.0529	0.0452	0.0506
March 31, 2020	0.0451	0.0529	0.0452	0.0506
April 30, 2020	0.0451	0.0524	0.0452	0.0503
May 31, 2020	0.0451	0.0527	0.0452	0.0505
June 30, 2020	0.0451	0.0526	0.0452	0.0504
July 31, 2020	0.0451	0.0529	0.0452	0.0506
August 31, 2020	0.0451	0.0529	0.0452	0.0506
September 30, 2020	0.0451	0.0528	0.0452	0.0506
October 31, 2020	0.0451	0.0533	0.0452	0.0509
November 30, 2020	0.0451	0.0531	0.0452	0.0508
December 31, 2020	0.0451	0.0535	0.0453	0.0511
Total	$0.5412	$0.6354	$0.5425	$0.6080

For the year ended December 31, 2020, we declared distributions in the amount of $948.0 million. The following table outlines the tax character of our distributions paid in 2020 as a percentage of total distributions. The distribution declared on December 31, 2020 was paid on January 20, 2021 and is excluded from the analysis below as it will be a 2021 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2020 Tax Year	—%	—%	100.00%

The following table details the net distribution for each of our share classes for the year ended December 31, 2019:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2019	$0.0451	$0.0530	$0.0452	$0.0507
February 28, 2019	0.0451	0.0522	0.0452	0.0501
March 31, 2019	0.0451	0.0530	0.0452	0.0507
April 30, 2019	0.0451	0.0528	0.0453	0.0506
May 31, 2019	0.0451	0.0531	0.0453	0.0508
June 30, 2019	0.0451	0.0529	0.0453	0.0506
July 31, 2019	0.0451	0.0531	0.0452	0.0508
August 31, 2019	0.0451	0.0532	0.0452	0.0508
September 30, 2019	0.0451	0.0531	0.0453	0.0508
October 31, 2019	0.0451	0.0534	0.0452	0.0510
November 30, 2019	0.0451	0.0531	0.0452	0.0508
December 31, 2019	0.0451	0.0534	0.0452	0.0510
Total	$0.5412	$0.6363	$0.5428	$0.6087
For the year ended December 31, 2019, we declared distributions in the amount of $433.6 million. The following table outlines the tax character of our distributions paid in 2019 as a percentage of total distributions. The distribution declared on December 31, 2019 was paid on January 22, 2020 and is excluded from the analysis below as it is a 2020 tax event.

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

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2018 Tax Year	3.11%(1)	0%	0%	96.89%

(1)	0.51% and 2.60% of the distributions paid in 2018 are non-qualified and qualified, respectively.

The following table details our distributions declared during the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$439,522	46%	$169,669	39%	$63,631	37%
Reinvested in shares	508,512	54%	263,897	61%	110,228	63%
Total distributions	$948,034	100%	$433,566	100%	$173,859	100%
Sources of Distributions
Cash flows from operating activities	$948,034	100%	$433,566	100%	$173,859	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$948,034	100%	$433,566	100%	$173,859	100%

Cash flows from operating activities	$971,904		$600,927		$252,682
Funds from Operations	$406,071		$358,565		$110,527
Adjusted Funds from Operations	$691,205		$420,284		$164,597
Funds Available for Distribution	$743,685		$409,385		$168,009

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, plus (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized losses (gains) from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation awards even if repurchased by us, (viii) gain or loss on involuntary conversion, (ix) losses (gains) on extinguishment of debt, and (x) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) management fee paid in shares or BREIT OP units even if repurchased by us, (ii) realized losses (gains) on financial instruments, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net loss attributable to BREIT stockholders	$(853,399)	$(401,771)	$(281,056)
Adjustments to arrive at FFO:
Depreciation and amortization	1,398,965	824,039	406,295
Impairment of investments in real estate	12,343	—	—
Net gain on dispositions of real estate	(113,173)	(35,035)	—
Amount attributable to non-controlling interests for above adjustments	(38,665)	(28,668)	(14,712)
FFO attributable to BREIT stockholders	406,071	358,565	110,527
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(154,093)	(22,590)	(7,149)
Amortization of above- and below-market lease intangibles	(18,610)	(9,612)	(4,735)
Amortization of mortgage premium/discount	(1,223)	(285)	(233)
Unrealized losses (gains) from changes in fair value of financial instruments(1)	241,554	(47,651)	24,746
Net forfeited investment deposits	12,750	—	—
Amortization of restricted stock awards	400	400	212
Non-cash performance participation allocation	192,648	141,396	37,484
Non-cash incentive compensation awards to affiliated service providers	1,394	2,000	4,714
Gain on involuntary conversion	(275)	(1,389)	—
Loss on extinguishment of debt	10,356	—	—
Amount attributable to non-controlling interests for above adjustments	233	(550)	(969)
AFFO attributable to BREIT stockholders	691,205	420,284	164,597
Adjustments to arrive at FAD:
Management fee paid in shares	224,776	108,115	42,659
Realized losses (gains) on financial instruments(1)	29,820	(6,035)	(200)
Recurring tenant improvements, leasing commissions and other capital expenditures (2)	(133,628)	(69,834)	(17,811)
Stockholder servicing fees	(66,910)	(42,501)	(20,909)
Amount attributable to non-controlling interests for above adjustments	(1,578)	(644)	(327)
FAD attributable to BREIT stockholders	$743,685	$409,385	$168,009

(1)

Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on both our investments in real estate debt and our investments in equity securities. Realized losses (gains) on financial instruments primarily relates to realized losses (gains) from the sale of our investments in real estate debt and our investments in equity securities.

(2)

Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the years ended December 31, 2020 and 2019, the Adviser elected to receive its management fees in Class I shares. We issued 18.5 million unregistered Class I shares to the Adviser in satisfaction of the 2020 management fees through November 2020. Additionally, we issued 1.9 million unregistered Class I shares to the Adviser in January 2021 in satisfaction of the December 2020 management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 9 to the consolidated financial statements, the 2020 performance participation allocation became payable on December 31, 2020 and in January 2021, we issued approximately 15.5 million Class I units and 1.1 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2020 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

As further described in Note 9 to our consolidated financial statements, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us. The 2020 portfolio company incentive compensation awards of $1.1 million became payable on December 31, 2020 and in January 2021, we issued approximately 0.1 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies. The 2019 portfolio company incentive compensation awards of $14.7 million became payable on December 31, 2019 and in January 2020, we issued approximately 1.3 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2020, we received $3.8 billion from selling 334.5 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify and suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended December 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2020	9,280,047	0.6%	$11.11	7,529,843	—
November 2020	6,139,739	0.4%	11.30	4,360,776	—
December 2020	11,676,791	0.7%	11.43	7,233,289	—
Total	27,096,577	N/M	$11.29	19,123,908	—

(1)

Includes 7,972,669 Class I shares previously issued to the Adviser as payment for management fees. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $90.5 million. As of December 31, 2020, the Adviser owned 4,415,879 of our Class I common shares.

(2)

Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

(3)	All repurchase requests under our share repurchase plan were satisfied.

As of December 31, 2020, the Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units, Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the years ended December 31, 2020, 2019, 2018, and 2017 and for the period March 2, 2016 through December 31, 2016. The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-4 to F-38 of this report.

					For the Period March 2, 2016 through
	For the Year Ended December 31,				December 31,
	2020	2019	2018	2017	2016
Operating Data (in thousands)
Total revenues	$2,551,648	$1,686,272	$723,258	$157,932	$—
Total expenses	2,830,822	1,866,396	837,761	226,858	115
Total other income (expense)	(588,228)	(234,119)	(176,962)	(18,624)	—
Net loss	(867,402)	(414,243)	(291,465)	(87,550)	(115)
Net loss attributable to BREIT stockholders	$(853,399)	$(401,771)	$(281,056)	$(86,258)	$(115)

Per Share Data
Net loss per share of common stock — basic and diluted	$(0.53)	$(0.54)	$(0.91)	$(0.90)	$(5.74)
Gross distributions declared per share of common stock(1)	$0.64	$0.64	$0.63	$0.48	$—

Balance Sheet Data (in thousands)
Total assets	$40,684,015	$33,039,823	$13,237,158	$4,625,308	$200
Investments in real estate, net	32,457,713	26,326,868	10,259,687	3,406,555	—
Investments in real estate debt	4,566,306	4,523,260	2,259,913	915,742	—
Mortgage notes, term loans, and secured revolving credit facilities, net	19,976,161	16,929,659	6,833,269	2,111,291	—
Secured financings on investments in real estate debt	2,140,993	3,092,137	1,713,723	682,848	—
Total equity	16,183,951	10,614,648	3,914,954	1,509,639	85

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

Overview

BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, real estate debt. Our objective is to bring Blackstone’s leading institutional-quality real estate investment platform to income-focused investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group Inc. (“Blackstone”). We were incorporated in Maryland in 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture.

BREIT is a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of March 17, 2021, we had received net proceeds of $24.1 billion from the sale of shares of our Class S, Class I, Class T and Class D common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described above under “— Portfolio”. We intend to continue selling shares on a monthly basis.

Recent Developments

As of December 31, 2020, there is an ongoing global outbreak of a novel coronavirus (“COVID-19”). In March 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The United States and other countries reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of COVID-19. Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions.  Moreover, with the continued spread of COVID-19, governments and businesses are likely to continue to take aggressive measures to help slow its spread. For this reason, among others, as COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation preclude any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the effectiveness and efficiency of distribution of vaccines, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

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

In mid-July, the Adviser’s U.S. offices began a phased reopening, consistent with local government guidelines, on a voluntary basis with social distancing and other safety protocols in place. The Adviser continues to closely monitor applicable public health and government guidance.

Impact of COVID-19 - Results of Operations

Beginning in April 2020, rent collections at our real estate assets were impacted by COVID-19. Rent collections for revenue recognized during the period from April 1, 2020 through December 31, 2020 from real estate properties were an average of 1.6% lower compared to a typical year(1). Based on rent collections and other factors, we reserved $41.2 million of bad debt expense for the year ended December 31, 2020.

Certain of our tenants impacted by the COVID-19 pandemic have requested rental assistance. As a result, we have granted $12.2 million of rent deferral, representing 0.8% of total rental revenue for the period from April 1, 2020 through December 31, 2020. It is expected that the deferred rent will generally be paid back over a period of three to 12 months. However, it is possible that tenants may not be able to meet their deferred rent obligations. Additionally, we have granted $0.5 million of rent abatements to certain retail tenants for the period from April 1, 2020 through December 31, 2020.

Beginning in March 2020 and continuing through the end of the fourth quarter, our hotel segment experienced a material decrease in occupancy, ADR, and RevPAR due to the full closure of our two full-service hotels and our select service property located in Hawaii, along with a material decrease in occupancy at our other select service hotels. These conditions impacted the performance of our hotel assets beginning in March 2020 with the most significant decline in performance during April and May as these hotels remained closed or were impacted by reduced capacity as quarantines and travel restrictions were in place. Although we have begun to see a modest rebound in our hotel portfolio beginning in June 2020 as certain states began easing quarantines and travel restrictions, hotel performance continues to be significantly below historical levels. Our full-service hotels and select service hotel in Hawaii have re-opened but occupancy remains limited. Since the end of the year, we continue to see a modest rebound in our hotel performance. See “—Results of Operations – Same Property Results of Operations”. Additionally, during the year ended December 31, 2020, we recorded a $12.3 million GAAP impairment loss on two of our hotel properties. The impairment charges align the GAAP carrying value of the hotels with the fair values already recorded within the Net Asset Value. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” below.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities including CMBS. Although our securities recovered the majority of the price declines, the pandemic continues to have an impact on our investments in real estate debt, which consist mostly of single asset, single borrower CMBS with assets and borrowers that the Adviser believes to be of high quality. See “—Results of Operations – Income (Loss) on Investments in Real Estate Debt”.

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our NAV and liquidity and capital resources see “—Impact of COVID-19 on Our NAV” and “—Liquidity and Capital Resources” below and Item 1A. “Risk Factors”.

(1) As of February 28, 2020. Excludes hospitality and self storage properties.

2020 Highlights

Operating results:

•

Declared monthly net distributions totaling $948.0 million for the year ended December 31, 2020 resulting in average annualized distribution rates of 4.9% for Class S, 5.8% for Class I, 5.0% for Class T, and 5.6% for Class D.(1)

•

2020 total return without upfront selling commissions of 6.1% for Class S, 6.9% for Class I, 6.2% for Class T, and 6.8% for Class D shares. Total return assuming maximum upfront selling commissions of 2.5% for Class S, 2.7% for Class T shares and 5.3% for Class D.(2)

•

Inception-to-date total return without upfront selling commissions of 8.7% for Class S, 9.5% for Class I, 8.9% for Class T, and 9.6% for Class D shares. Total return assuming maximum upfront selling commissions of 7.7% for Class S, 7.8% for Class T shares and 9.1% for Class D.(2)

Investments:

•

Acquired 129 self storage, 94 multifamily, 94 industrial, six retail and one office property across 31 transactions with a total purchase price of $7.5 billion, inclusive of closing costs, during the year ended December 31, 2020. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.

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

•

Sold seven multifamily, one industrial and one hotel property for net proceeds of $434.9 million and sold $896.8 million in real estate debt investments which resulted in aggregate realized gains of $93.1 million.

•

Made 73 investments in real estate debt with a total cost basis of $1.2 billion during the year ended December 31, 2020, consisting of CMBS, residential mortgage-backed securities (“RMBS”), corporate bonds, term loans, and mezzanine loans of real estate-related companies.

Capital Activity and Financings:

•	Raised $8.8 billion of proceeds during the year ended December 31, 2020 from the sale of our common stock. Repurchased $1.5 billion of our common stock during the year ended December 31, 2020.
•

Closed or assumed an aggregate of $3.1 billion in property-level financing and reduced financings secured by our investments in real estate debt by $1.0 billion during the year ended December 31, 2020.

•	Repaid $309.6 million in property-level financing in conjunction with the sale of the underlying property or a refinancing.

Overall Portfolio:

•	Our portfolio as of December 31, 2020 consisted of investments in real estate (89% based on fair value) and investments in real estate debt (11%).
o

Our 1,370 properties as of December 31, 2020 consisted primarily of Multifamily (40% based on fair value), Industrial (35%) and Net Lease (13%), and our portfolio of real estate was concentrated in the following regions: West (39%), South (35%), East (15%), and Midwest (11%).

o	Our investments in real estate debt as of December 31, 2020 consisted of a diversified portfolio. For further details on credit rating and collateral backing, refer to page 97.

(1) The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

(2) Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Management believes total return is a useful measure of the overall investment performance of our shares.

Portfolio

Summary of Portfolio

The following chart outlines the allocation of our investments in real estate(5) and real estate debt based on fair value as of December 31, 2020:

Asset Allocation

Real Estate Debt
11%
Real Estate
89%

The following charts further describe the diversification of our investments in real estate(1) based on fair value as of December 31, 2020:

(2

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

Investments in Real Estate

Our investments in real estate primarily consisted of the following segments as of December 31, 2020:

•	Multifamily (40% of real estate portfolio Gross Asset Value) — primarily suburban, garden-style properties located in growth markets across the Western and Southern U.S. with solid occupancy of 93%;
•

Industrial (35%) — experiencing accelerating demand in a year where U.S. e-commerce sales grew by 60% in the fourth quarter of 2020, resulting in 2020 leasing spreads of nearly 9% and positive income growth; and

•	Net lease (13%) — providing stable, growing cash flows with contractually fixed rent payments, built in annual rent growth of 2% or greater and full corporate guarantees.

As of December 31, 2020, we owned 1,370 properties consisting of a diversified portfolio of income producing assets primarily focused in Multifamily and Industrial properties, and to a lesser extent Net Lease, Hotel, Self Storage, Retail, and Office properties, concentrated in growth markets across the U.S. The following table provides a summary of our portfolio as of December 31, 2020:

Segment	Number of Properties	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(1)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(2)	Gross Asset Value(3) ($ in thousands)	Segment Revenue(4)	Percentage of Total Revenues
Multifamily(5)	286	87,978 units	93%	$13,604	$15,176,465	$1,027,129	39%
Industrial	858	141,141 sq. ft.	95%	$5.03	13,497,613	839,970	32%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,213,035	419,749	16%
Hotel	58	9,669 keys	41%	$127.62/$52.82	1,975,615	255,306	9%
Self Storage	150	11,801 sq. ft.	89%	$11.48	1,609,709	25,950	1%
Retail	13	1,933 sq. ft.	96%	$23.47	667,900	55,245	2%
Office	2	585 sq. ft.	98%	$37.10	386,832	16,870	1%
Total	1,370				$38,527,169	$2,640,219	100%

(1)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of December 31, 2020. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of December 31, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the 12 months ended December 31, 2020. The occupancy rate for our hotel investments includes paid occupied rooms for the 12 months ended December 31, 2020. Hotels owned less than 12 months are excluded from the average occupancy rate calculation.

(2)

For industrial, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized December 31, 2020 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, average effective annual base rent represents the base rent for the year ended December 31, 2020, per leased unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hotel properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended December 31, 2020. Hotels owned less than 12 months are excluded from the ADR and RevPAR calculations.

(3)	Based on fair value as of December 31, 2020.
(4)	Segment revenue is presented for the year ended December 31, 2020. Net lease segment revenue includes income from unconsolidated entities.
(5)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our portfolio of real properties as of December 31, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	94%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	90%
Aston Multifamily Portfolio	19	Various	Various	100%	4,122 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	96%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	96%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	95%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	97%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	92%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	96%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	97%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	97%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	96%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	98%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	95%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	95%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	97%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	94%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	96%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	93%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	95%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	91%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	95%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	92%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	96%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	96%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	95%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	97%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	93%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	91%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	92%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	95%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	96%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	92%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	96%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	93%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	96%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	69%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	96%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, Kansas	Dec. 2020	100%	620 units	60%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	94%
Southwest MH	14	Various	June 2018	99%	3,065 units	79%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	94%
Royal Vegas MH	1	Las Vegas, NV	Oct. 2018	99%	176 units	77%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	88%
Angler MH Portfolio	5	Phoenix, AZ	April 2019	99%	940 units	86%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	80%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	85%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	83%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99%	94 units	100%
Southeast MH Portfolio	41	Various	Dec. 2020	99%	8,563 units	87%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,610 units	91%
Total Multifamily	286				87,978 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	21,174 sq. ft.	96%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,011 sq. ft.	96%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	91%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	93%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	91%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June 2019	90%	1,471 sq. ft.	100%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	94%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	100%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
Total Industrial	858				141,141 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hotel:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	43%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	30%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	46%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	49%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	45%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	56%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	49%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	46%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	29%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	40%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	68%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	44%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	26%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	47%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	19%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	27%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	58%
Total Hotel	58				9,669 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,347 sq. ft.	93%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	94%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,250 sq. ft.	86%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	273 sq. ft.	86%
Simply Self Storage	102	Various	Dec. 2020	100%	8,588 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	69%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	74 sq. ft.	99%
Total Self Storage	150				11,801 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	92%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	92%
Total Retail	13				1,933 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Total Office	2				585 sq. ft.

Total Investments in Real Estate	1,370

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
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of December 31, 2020. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of December 31, 2020. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the 12 months ended December 31, 2020. The occupancy rate for our hotel investments is the average occupancy rate for the 12 months ended December 31, 2020. The occupancy rate for hotels owned less than 12 months is not included.

Subsequent to December 31, 2020, we acquired an aggregate of $0.4 billion of real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

Impact of COVID-19 – Impairment Analysis

We review our real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. During the year ended December 31, 2020, we recognized impairment charges on a GAAP basis of $12.3 million on two hotel properties within our portfolio. The GAAP impairment charge was a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy, future cash flows, and the terminal value as a result of the COVID-19 pandemic. The impairment charge aligns the GAAP carrying value of the hotels with the fair value already recorded within the Net Asset Value. If the effects of the COVID-19 pandemic continue to adversely impact economic and market conditions or if our expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. We can provide no assurance that material impairment charges with respect to our investments in real estate and unconsolidated entities will not occur during future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted.

Lease Expirations

The following schedule details the expiring leases at our industrial, net lease, retail, and office properties by annualized base rent and square footage as of December 31, 2020 ($ and square feet data in thousands). The table below excludes our multifamily and self storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021	445	77,677	8%	15,278	11%
2022	549	117,090	12%	22,389	16%
2023	460	112,836	11%	22,537	16%
2024	386	83,481	8%	15,912	12%
2025	309	69,492	7%	12,416	9%
2026	164	80,225	8%	16,996	12%
2027	97	44,516	5%	8,744	6%
2028	81	34,323	3%	5,697	4%
2029	55	35,733	4%	4,476	3%
2030	55	54,618	6%	5,882	4%
Thereafter	45	273,762	28%	9,329	7%
Total	2,646	$983,753	100%	139,656	100%

(1)

Annualized base rent is determined from the annualized December 31, 2020 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of December 31, 2020:

As of December 31, 2020, our real estate debt consisted of 194 investments in CMBS, 15 investments in RMBS, 10 corporate bond investments and nine real estate loans. The following table details our investments in real estate debt as of December 31, 2020 ($ in thousands):

	December 31, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	131	L+2.8%	3/1/2025	$2,878,598	$2,849,161	$2,675,210
CMBS - fixed	54	4.0%	5/21/2028	978,513	941,784	915,371
Corporate bonds	10	5.0%	5/3/2027	179,398	178,219	183,203
CMBS - zero coupon	4	N/A	3/10/2027	236,090	137,665	141,632
RMBS - fixed	15	4.5%	10/24/2049	22,429	22,602	22,510
CMBS - interest only	5	2.3%	4/14/2028	2,257,282	21,214	21,215
Total real estate securities	219	3.2%	3/29/2026	N/M	4,150,645	3,959,141
Term loans	8	L+3.1%	1/7/2022	488,824	438,445	486,273
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,424	120,892
Total real estate loans	9	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	228	3.5%	10/3/2025	N/M	$4,723,514	$4,566,306

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and Sterling Overnight Index Average, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for CMBS interest only positions.

Subsequent to December 31, 2020, we purchased an aggregate of $0.2 billion of investments in real estate debt.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2020 vs. 2019
	2020	2019	$
Revenues
Rental revenue	$2,235,872	$1,201,613	$1,034,259
Hotel revenue	248,909	432,892	(183,983)
Other revenue	66,867	51,767	15,100
Total revenues	2,551,648	1,686,272	865,376
Expenses
Rental property operating	751,779	469,966	281,813
Hotel operating	261,472	304,710	(43,238)
General and administrative	25,653	18,170	7,483
Management fee	224,776	108,115	116,661
Performance participation allocation	192,648	141,396	51,252
Impairment of investments in real estate	12,343	—	12,343
Depreciation and amortization	1,362,151	824,039	538,112
Total expenses	2,830,822	1,866,396	964,426
Other income (expense)
Income from unconsolidated entities	88,571	—	88,571
Income (loss) from investments in real estate debt	(120,917)	213,062	(333,979)
Net gain on dispositions of real estate	113,173	35,035	78,138
Interest income	2,228	3,041	(813)
Interest expense	(715,159)	(487,517)	(227,642)
Loss on extinguishment of debt	(10,356)	—	(10,356)
Other income (expense)	54,232	2,260	51,972
Total other income (expense)	(588,228)	(234,119)	(354,109)
Net loss	$(867,402)	$(414,243)	$(453,159)
Net loss attributable to non-controlling interests in third party joint ventures	$2,417	$5,671	$(3,254)
Net loss attributable to non-controlling interests in BREIT OP	11,586	6,801	4,785
Net loss attributable to BREIT stockholders	$(853,399)	$(401,771)	$(451,628)
Net loss per share of common stock — basic and diluted	$(0.53)	$(0.54)	$0.01
Revenues, Rental Property Operating and Hotel Operating Expenses

Due to the significant amount of acquisitions of real estate and real estate debt we have made since December 31, 2019, our revenues and operating expenses for the years ended December 31, 2020 and 2019 are not comparable. Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19. See below for a discussion of the properties in our portfolio that were owned for the full years ended December 31, 2020 and 2019.

General and Administrative Expenses

During the year ended December 31, 2020, general and administrative expenses increased $7.5 million compared to the corresponding period in 2019. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the year ended December 31, 2020, the management fee increased $116.7 million compared to the corresponding period in 2019. The increase was primarily due to the growth of our NAV by $7.9 billion from December 31, 2019 to December 31, 2020.

Performance Participation Allocation

During the year ended December 31, 2020, the unrealized performance participation allocation increased $51.3 million compared to the corresponding period in 2019. The increase was primarily due to the growth of our NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.

Impairment of Investments in Real Estate

During the year ended December 31, 2020, we recognized impairment charges of $12.3 million on two of our hotel properties. We did not recognize any impairment during the corresponding period in 2019. For additional information see “—Portfolio – Impact of COVID-19 – Impairment Analysis” above.

Depreciation and Amortization

During the year ended December 31, 2020, depreciation and amortization increased $538.1 million compared to the corresponding period in 2019. The increase was driven by the growth in our portfolio, which increased from 1,054 properties as of December 31, 2019 to 1,370 properties as of December 31, 2020.

Income from Unconsolidated Entities

During the year ended December 31, 2020, we recorded $88.6 million of income from unconsolidated entities. We did not have any unconsolidated entities in 2019.

Income (loss) from Investments in Real Estate Debt

During the year ended December 31 2020, income from our investments in real estate debt decreased $334.0 million compared to the corresponding period in 2019. The decrease was primarily attributable to $269.6 million of unrealized losses and $20.1 million of realized losses during the year ended December 31, 2020 compared to $51.5 million of unrealized gains and $7.3 million of realized gains during the corresponding period in 2019. Although we continued to see a recovery in pricing across securities during the second, third and fourth quarters of 2020, the COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the value of certain of our investments in real estate debt.

Net Gain on Dispositions of Real Estate

During the year ended December 31, 2020, net gain on dispositions of real estate increased $78.1 million as compared to the corresponding period in 2019. During the year ended December 31, 2020, we recorded $113.2 million of net gain from the sales of seven multifamily properties, one industrial property and one hotel property, whereas during the year ended December 31, 2019 we recorded $35.0 million of net gain from the disposition of two industrial properties and the sale of the parking garage attached to the Hyatt Place San Jose Downtown.

Interest Expense

During the year ended December 31 2020, interest expense increased $227.6 million compared to the corresponding period in 2019. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness of such investments, which increased from $20.1 billion to $22.3 billion.

Other Income (Expense)

During the year ended December 31, 2020, other income (expense) increased $52.0 million compared to the corresponding period in 2019. The increase was primarily due to $28.6 million of unrealized gains on our investments in equity securities, $22.8 million of dividends earned on our investments in equity securities, $15.0 million of realized gains on our investments in equity securities and $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties whereby the purchase and sale agreement was terminated by the potential buyer, partially offset by a $20.8 million forfeited deposit related to a transaction we decided not to pursue.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our consolidated results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, which specific discussion is incorporated herein by reference.

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

For the years ended December 31, 2020 and 2019, our same property portfolio consisted of 321 industrial, 105 multifamily, 25 hotel, and three retail properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate (ii) depreciation and amortization, (iii) interest expense, and (iv) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from unconsolidated entities, (f) income (loss) from investments in real estate debt, (g) net gain on dispositions of real estate, (h) interest income, (i) loss on extinguishment of debt, and (j) other income (expense).

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net loss attributable to BREIT stockholders to same property NOI for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$	%
Net loss attributable to BREIT stockholders	$(853,399)	$(401,771)	$(451,628)	112%
Adjustments to reconcile to same property NOI
General and administrative	25,653	18,170	7,483	41%
Management fee	224,776	108,115	116,661	108%
Performance participation allocation	192,648	141,396	51,252	36%
Affiliate incentive compensation awards	1,394	2,000	(606)	(30%)
Impairment of investments in real estate	12,343	—	12,343	NM
Depreciation and amortization	1,362,151	824,039	538,112	65%
Income from unconsolidated entities	(88,571)	—	(88,571)	NM
Income from real estate debt	120,917	(213,062)	333,979	(157%)
Net gain on dispositions of real estate	(113,173)	(35,035)	(78,138)	223%
Interest income	(2,228)	(3,041)	813	(27%)
Interest expense	715,159	487,517	227,642	47%
Loss on extinguishment of debt	10,356	—	10,356	NM
Other income (expense)	(54,232)	(2,260)	(51,972)	2300%
Net loss attributable to non-controlling interests in third party joint ventures	(2,417)	(5,671)	3,254	(57%)
Net loss attributable to non-controlling interests in BREIT OP	(11,586)	(6,801)	(4,785)	70%
NOI	1,539,791	913,596	626,195	69%
Non-same property NOI	1,018,747	298,046	720,701	242%
Same property NOI	$521,044	$615,550	$(94,506)	(15%)

The following table details the components of same property NOI for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$	%
Same property NOI
Rental revenue	$782,493	$784,281	$(1,788)	—%
Hotel revenue	128,538	305,247	(176,709)	(58%)
Other revenue	33,720	37,656	(3,936)	(10%)
Total revenues	944,751	1,127,184	(182,433)	(16%)

Rental property operating	298,021	302,281	(4,260)	(1%)
Hotel operating	125,686	209,353	(83,667)	(40%)
Total expenses	423,707	511,634	(87,927)	(17%)
Same property NOI	$521,044	$615,550	$(94,506)	(15%)

The following table details hotel and non-hotel same property NOI for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$	%
Non-hotel same property NOI	$511,795	$510,798	$997	—%
Hotel same property NOI	9,249	104,752	(95,503)	(91%)
Total same property NOI	$521,044	$615,550	$(94,506)	(15%)

Same Property – Rental Revenue

Same property rental revenue decreased $1.8 million for the year ended December 31, 2020 compared to 2019. The decrease was due a $14.8 million increase in our bad debt reserve, primarily as a result of COVID-19, and a $1.2 million decrease in tenant reimbursement income, partially offset by a $14.2 million increase in base rental revenue. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2020 vs. 2019
					Change in Average
					Effective Annual
	Year Ended December 31,		Change in Base	Change in	Base Rent Per Leased
	2020	2019	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$452,739	$440,093	$12,646	—%	+3%
Industrial	251,422	250,191	1,231	—%	+1%
Retail(2)	9,942	9,664	278	+1%	+2%
Total base rental revenue	$714,103	$699,948	$14,155

(1)	The annualized base rent per leased square foot or unit for the year ended December 31, 2020 and 2019 includes straight-line rent and above-market and below-market lease amortization.
(2)	Includes revenue from rent deferrals of $0.2 million.

Same Property – Hotel Revenue

Same property hotel revenue decreased $176.7 million for the year ended December 31, 2020 compared to the corresponding period in 2019. ADR for the hotels in our same property portfolio decreased from $167 to $135 while occupancy decreased 37% and RevPAR decreased from $131 to $56 during the year ended December 31, 2020 compared to the corresponding period in 2019. The decreases can be attributed to the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and significantly reduced occupancy at our hotels as a result of the COVID-19 pandemic.

Same Property –Other Revenue

Same property other revenue decreased $3.9 million for the year ended December 31, 2020 compared to the corresponding period in 2019. The decrease was primarily due to lower non-recurring lease related fees such as late fees, lease termination fees, and other miscellaneous fees at our multifamily properties and decreased golf course revenues at our full-service hotel in San Antonio, Texas as a result of decreased occupancy due to the COVID-19 pandemic.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses decreased $4.3 million during the year ended December 31, 2020 compared to the corresponding period in 2019. The decrease in rental property operating expenses was primarily the result of a decrease in general operating expenses at our student housing properties due to students leaving campus during the COVID-19 pandemic and a decrease in snow removal expenses at our industrial properties.

Same Property – Hotel Operating Expenses

Same property hotel operating expenses decreased $83.7 million during the year ended December 31, 2020 compared to the corresponding period in 2019. The decrease in hotel operating expenses was primarily the result of the closure of our full-service hotel in San Antonio, Texas from March 26, 2020 through June 15, 2020 and reduced occupancy at our hotels as a result of the COVID-19 pandemic.

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

Liquidity and Capital Resources

The global outbreak of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. While the long-term impact of COVID-19 to our business is not yet fully known, we believe we are well positioned from a liquidity perspective with $5.0 billion of immediate liquidity as of March 1, 2021, made up of $3.8 billion of undrawn line of credit capacity and $1.2 billion of cash on hand.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the second quarter, we experienced a decline in net proceeds received from the sale of shares of our common stock compared to recent quarters as a result of COVID-19. However, subsequent to June 30, 2020, we have started to see an increase in net proceeds received from the sale of shares of our common stock compared to the second quarter. In addition, we experienced an elevated level of repurchases under our repurchase plan during March 2020, which has subsequently tapered back towards historical levels. We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Our indebtedness includes loans secured by our properties, master repurchase agreements with Barclays Bank PLC (the “Barclays MRA”), Royal Bank of Canada (the “RBC MRA”), Citigroup Global Markets Inc. (the “Citi MRA”), Bank of America Merrill Lynch (the “BAML MRA”), Morgan Stanley Bank, N.A. (the “MS MRA”), and MUFG Securities EMEA PLC (the “MUFG MRA”) secured by our investments in real estate debt, and unsecured lines of credit.

During April 2020, we entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $246.9 million. The DB Secured Financing is secured by one of our term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, we are responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in euro, therefore any foreign exchange is recorded as a component of Income (Loss) from Investments in Real Estate Debt on our Consolidated Statements of Operations.

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

The following is a summary of our indebtedness ($ in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	December 31, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	8/15/2027	N/A	$13,124,595	$12,424,717
Mezzanine loan	—	—	N/A	—	195,878
Total fixed rate loans	3.8%	8/15/2027		13,124,595	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	2/10/2026	N/A	4,544,044	1,826,435
Variable rate term loans	L+1.7%	3/3/2024	N/A	1,761,920	1,533,561
Variable rate secured revolving credit facilities	L+1.5%	6/18/2026	$2,161,920	481,725	1,063,837
Variable rate mezzanine loans	L+4.1%	2/13/2025	N/A	202,200	—
Total variable rate loans	L+1.8%	8/14/2025		6,989,889	4,423,833
Total loans secured by properties	3.1%	12/4/2026		20,114,484	17,044,428

Secured financings on investments in real estate debt:
Barclays MRA		9/29/2021	750,000	750,000	750,000
Other MRAs(4)		4/3/2021	N/A	1,098,587	2,342,137
DB Secured Financing		4/2/2022	N/A	275,319	—
Citi Term Loan TRS		7/9/2021	N/A	17,087	—
Total secured financings on investments in real estate debt(5)	1.6%			2,140,993	3,092,137

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2023	1,475,000	—	—
Affiliate line of credit(6)	L+2.5%	1/22/2022	150,000	—	—
Total unsecured loans			1,625,000	—	—
				.	.
Total indebtedness				$22,255,477	$20,136,565

(1)	The term “L” refers to one-month LIBOR with respect to loans secured by our properties and unsecured loans.
(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to year end, we rolled our repurchase agreement contracts expiring in January and February 2021 into new contracts.
(4)	Includes RBC MRA, Citi MRA, MS MRA, BAML MRA and MUFG MRA.
(5)	Weighted average interest rate based on L+1.6%, whereby “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.
(6)	The capacity of the affiliate line of credit was reduced to $100.0 million in January 2021.

We had registered with the Securities and Exchange Commission (the “SEC”), two offerings for an aggregate of up to $17.0 billion in shares of common stock (the “Previous Offerings”) and accepted gross offering proceeds of $16.3 billion during the period January 1, 2017 to February 1, 2021. The Company subsequently registered with the SEC a follow-on offering of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of March 17, 2021, we had received net proceeds of $24.1 billion from selling an aggregate of 2,176,834,017 shares of our common stock (consisting of 845,686,569 Class S shares, 1,121,810,460 Class I shares, 55,085,386 Class T shares, and 154,251,602 Class D shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash flows provided by operating activities	$971,904	$600,927	$252,682
Cash flows used in investing activities	(8,038,831)	(17,994,997)	(8,484,427)
Cash flows provided by financing activities	7,001,748	18,197,159	8,380,629
Net (decrease) increase in cash and cash equivalents and restricted cash	$(65,179)	$803,089	$148,884

Cash flows provided by operating activities increased $0.4 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate debt. Cash flows provided by operating activities increased $0.3 billion during the year ended December 31, 2019 compared to the corresponding period in 2018 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities decreased $10.0 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease of $9.1 billion in the acquisition of real estate investments, a net decrease of $2.0 billion of investments in real estate debt, an increase of $0.4 billion in proceeds from disposition of real estate partially offset by an increase of $0.8 billion in investments in unconsolidated entities and an increase of $0.7 billion in the purchase of real estate-related equity securities. Cash flows used in investing activities increased $9.5 billion during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to an increase of $8.7 billion in the acquisition of real estate investments and $1.4 billion of real estate debt offset by an increase of $0.5 billion in proceeds from the sale or settlement of real estate debt.

Cash flows provided by financing activities decreased $11.2 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a net decrease of $9.4 billion in borrowings, an increase of $1.2 billion in repurchases of common stock, a decrease of $0.3 billion in subscriptions received in advance and a $0.3 billion increase in distributions. Cash flows provided by financing activities increased $9.8 billion during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $4.9 billion in borrowings, an increase of $4.7 billion in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.

Investments in Real Estate

Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate

Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

Revenue Recognition

We have the following revenue sources and revenue recognition policies:

Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at our industrial, multifamily, net lease, self storage, retail and office properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We recognize revenue upon the acquisition of related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. We recognize acquired in-place “above-” and “below-market” leases at their fair values and the amortization of these leases is recognized over the original term of the respective leases as an adjustment to rental revenue.

Hotel revenue — consists of income from our hotel properties. Hotel revenue consists primarily of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered.

We evaluate the collectability of our receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, current economic trends, among others. Tenant receivables that are deemed uncollectible are recognized as a reduction of rental revenue.

Investments in Real Estate Debt

Our investments in real estate debt consist of securities and loans. We elected to classify our real estate debt securities as trading securities, therefore we carry such investments at fair value. Our investments in loans are also carried at fair value as we elected the fair value option. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

In determining the fair value of our investments in real estate debt, we generally utilize third-party pricing service providers and broker-dealer quotations on the basis of the last available bid price. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. These investments are classified as Level 2 within the valuation hierarchy.

Certain of our investments in real estate debt, such as mezzanine loans, are unlikely to have readily available market quotations. In such cases, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investments and therefore our Income (loss) from Investments in Real Estate Debt.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$26,239,230	$2,611,111	$2,546,521	$8,387,284	$12,694,314
Ground leases	964,245	7,063	14,667	15,441	927,074
Organizational and offering costs	4,090	2,045	2,045	—	—
Other	5,395	2,398	2,997	—	—
Total	$27,212,960	$2,622,617	$2,566,230	$8,402,725	$13,621,388

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2020, the outstanding principal balance of our variable rate indebtedness was $9.1 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings on investments in real estate debt.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, six-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the year ended December 31, 2020, a 10% increase in the Reference Rates would have resulted in increased interest expense of $2.9 million.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of this Annual Report on Form 10-K.

Investments in Real Estate Debt

As of December 31, 2020, we held $4.6 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to one of the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2020, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments in real estate debt is unknown. As of December 31, 2020, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $456.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2). See the accompanying Consolidated Financial Statements beginning on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 16 to the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2020, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)

3.2

Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3

Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4

Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

4.1*	Share Repurchase Plan

4.2

Distribution Reinvestment Plan (included as Appendix A in Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (File No. 333-249070) filed on January 15, 2021 and incorporated herein by reference)

4.3*	Description of Securities of Blackstone Real Estate Income Trust, Inc.

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

10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

10.7

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

10.8

Purchase and Sale Agreement, dated January 20, 2017, between a subsidiary of the Company and 173ODRE9 GL Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.9

Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.9.1

Notice of Facility Reduction, dated January 15, 2020 (filed as Exhibit 10.10.1 to the Registrant’s Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-225566) filed on March 27, 2020 and incorporated herein by reference)

10.9.2*	Notice of Facility Reduction, dated December 23, 2020

10.10

Transaction Agreement, dated as of June 2, 2019, by and among the Sellers named therein, the Acquired Companies named therein, the Seller Representative named therein, BRE Jupiter LLC, GLP US Management Holdings LLC and the Merger Subs named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2019 and incorporated herein by reference)

10.11

Memorandum of Designation and Understanding, dated as of June 2, 2019, by and among BRE Jupiter LLC, Blackstone Real Estate Partners VIII L.P., Blackstone Real Estate Partners IX L.P. and Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2019 and incorporated herein by reference)

10.12

Lease, dated as of November 15, 2019, by and between BCORE Paradise LLC and Bellagio LLC (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020 and incorporated herein by reference)

10.13

Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

10.14	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.SCH+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 17, 2021	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 17, 2021	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 17, 2021	/s/ Paul Quinlan
Date	Paul Quinlan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 17, 2021	/s/ Paul Kolodziej
Date	Paul Kolodziej Chief Accounting Officer
(Principal Accounting Officer)

March 17, 2021	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 17, 2021	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 17, 2021	/s/ Brian Kim
Date	Brian Kim
Head of Acquisitions and Capital Markets and Director

March 17, 2021	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 17, 2021	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 17, 2021	/s/ Field Griffith
Date	Field Griffith
Director

March 17, 2021	/s/ Edward Lewis
Date	Edward Lewis
Director

March 17, 2021	/s/ Susan Carras
Date	Susan Carras
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Purchase Price for Investments in Real Estate — Refer to Notes 2, 3, and 4 to the financial statements

Critical Audit Matter Description

The Company has completed the acquisitions of 31 real estate investments, comprising 324 properties, for an aggregate purchase price of $7.5 billion during 2020. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to building, land, fixtures, furniture and equipment, in-place leases and other intangible assets and liabilities and assumed mortgages payable. The method for determining fair value varied depending on the type of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as future cash flows, capitalization rates, discount rates, and sales comparables. We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allocation of purchase price for investments in real estate for the Company included the following, among others:

•

We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to a business combination.

•

For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.

•	We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed to identify outliers for further investigation.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.

•	We tested the reasonableness of management’s capitalization and discount rates by comparing the assumptions used to external market sources.
•

We tested, on a sample basis, the reasonableness of management’s projections of the property’s net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.

/s/  Deloitte & Touche LLP

New York, New York

March 17, 2021

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$32,457,713	$26,326,868
Investments in unconsolidated entities	816,220	—
Investments in real estate debt	4,566,306	4,523,260
Cash and cash equivalents	333,388	204,269
Restricted cash	711,135	905,433
Other assets	1,799,253	1,079,993
Total assets	$40,684,015	$33,039,823

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$19,976,161	$16,929,659
Secured financings on investments in real estate debt	2,140,993	3,092,137
Unsecured revolving credit facilities	—	—
Due to affiliates	887,660	690,143
Other liabilities	1,465,194	1,692,087
Total liabilities	24,470,008	22,404,026

Commitments and contingencies	—	—
Redeemable non-controlling interests	30,056	21,149

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 702,853 and 530,813 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7,029	5,308
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 927,080 and 474,279 shares issued and outstanding as of December 31, 2020 and 2019, respectively	9,270	4,743
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 45,943 and 39,767 shares issued and outstanding as of December 31, 2020 and 2019, respectively	459	398
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 124,141 and 84,657 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,241	847
Additional paid-in capital	19,059,045	11,716,721
Accumulated deficit and cumulative distributions	(3,224,318)	(1,422,885)
Total stockholders' equity	15,852,726	10,305,132
Non-controlling interests attributable to third party joint ventures	143,253	157,795
Non-controlling interests attributable to BREIT OP unitholders	187,972	151,721
Total equity	16,183,951	10,614,648
Total liabilities and equity	$40,684,015	$33,039,823

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$2,235,872	$1,201,613	$558,664
Hotel revenue	248,909	432,892	138,433
Other revenue	66,867	51,767	26,161
Total revenues	2,551,648	1,686,272	723,258
Expenses
Rental property operating	751,779	469,966	243,093
Hotel operating	261,472	304,710	97,248
General and administrative	25,653	18,170	10,982
Management fee	224,776	108,115	42,659
Performance participation allocation	192,648	141,396	37,484
Impairment of investments in real estate	12,343	—	—
Depreciation and amortization	1,362,151	824,039	406,295
Total expenses	2,830,822	1,866,396	837,761
Other income (expense)
Income from unconsolidated entities	88,571	—	—
Income (loss) from investments in real estate debt	(120,917)	213,062	55,323
Net gain on dispositions of real estate	113,173	35,035	—
Interest income	2,228	3,041	410
Interest expense	(715,159)	(487,517)	(233,184)
Loss on extinguishment of debt	(10,356)	—	—
Other income (expense)	54,232	2,260	489
Total other income (expense)	(588,228)	(234,119)	(176,962)
Net loss	$(867,402)	$(414,243)	$(291,465)
Net loss attributable to non-controlling interests in third party joint ventures	$2,417	$5,671	$6,188
Net loss attributable to non-controlling interests in BREIT OP	11,586	6,801	4,221
Net loss attributable to BREIT stockholders	$(853,399)	$(401,771)	$(281,056)
Net loss per share of common stock — basic and diluted	$(0.53)	$(0.54)	$(0.91)
Weighted-average shares of common stock outstanding, basic and diluted	1,598,175	748,841	309,686

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

(in thousands, except share and per share data)

								Non-controlling	Non-controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2017	$1,301	$307	$56	$40	$1,616,720	$(132,633)	$1,485,791	$23,848	$—	$1,509,639

Common stock issued	$1,428	$778	$174	$261	$2,846,022	$—	$2,848,663	$—	$—	$2,848,663
Offering costs	—	—	—	—	(178,833)	—	(178,833)	—	—	(178,833)
Distribution reinvestment	63	24	4	4	101,890	—	101,985	—	—	101,985
Common stock/units repurchased	(22)	(28)	(1)	(1)	(56,375)	—	(56,427)	—	—	(56,427)
Amortization of restricted stock grants	—	2	—	—	212	—	214	—	—	214
Net loss ($1,035 allocated to redeemable non-controlling interests)	—	—	—	—	—	(281,056)	(281,056)	(6,188)	(3,186)	(290,430)
Distributions declared on common stock ($0.6286 per share)	—	—	—	—	—	(173,859)	(173,859)	—	—	(173,859)
Contributions from non-controlling interests	—	—	—	—	—	—	—	47,615	99,978	147,593
Acquired non-controlling interests	—	—	—	—	—	—	—	12,802	—	12,802
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,485)	(1,716)	(4,201)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,192)	—	(2,192)	—	—	(2,192)
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954

Common stock issued	$2,485	$3,712	$167	$531	$7,702,275	$—	$7,709,170	$—	$—	$7,709,170
Offering costs	—	—	—	—	(315,523)	—	(315,523)	—	—	(315,523)
Distribution reinvestment	121	74	9	16	245,115	—	245,335	—	—	245,335
Common stock/units repurchased	(68)	(130)	(11)	(4)	(236,156)	—	(236,369)	—	(718)	(237,087)
Amortization of restricted stock grants	—	4	—	—	396	—	400	—	2,000	2,400
Net loss ($1,663 allocated to redeemable non-controlling interests)	—	—	—	—	—	(401,771)	(401,771)	(4,416)	(6,393)	(412,580)
Distributions declared on common stock ($0.6363 per share)	—	—	—	—	—	(433,566)	(433,566)	—	—	(433,566)
Contributions from non-controlling interests	—	—	—	—	—	—	—	109,196	69,761	178,957
Distributions to non-controlling interests	—	—	—	—	—	—	—	(22,577)	(8,005)	(30,582)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,830)	—	(6,830)	—	—	(6,830)
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648

Common stock issued	$1,963	$5,096	$85	$433	$8,528,669	$—	$8,536,246	$—	$—	$8,536,246
Offering costs	—	—	—	—	(217,398)	—	(217,398)	—	—	(217,398)
Distribution reinvestment	209	194	13	32	492,216	—	492,664	—	—	492,664
Common stock/units repurchased	(451)	(767)	(37)	(71)	(1,450,843)	—	(1,452,169)	—	(2,927)	(1,455,096)
Amortization of restricted stock grants	—	4	—	—	396	—	400	—	1,394	1,794
Net loss ($1,606 allocated to redeemable non-controlling interests)	—	—	—	—	—	(853,399)	(853,399)	(825)	(11,572)	(865,796)
Distributions declared on common stock ($0.6354 per share)	—	—	—	—	—	(948,034)	(948,034)	—	—	(948,034)
Contributions from non-controlling interests	—	—	—	—	—	—	—	15,119	63,226	78,345
Distributions and redemptions to non-controlling interests	—	—	—	—	(1,946)	—	(1,946)	(28,836)	(13,870)	(44,652)
Allocation to redeemable non-controlling interests	—	—	—	—	(8,770)	—	(8,770)	—	—	(8,770)
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(867,402)	$(414,243)	$(291,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	224,776	108,115	42,659
Performance participation allocation	192,648	141,396	37,484
Impairment of investments in real estate	12,343	—	—
Depreciation and amortization	1,362,151	824,039	406,295
Net gain on dispositions of real estate	(113,173)	(35,035)	—
Loss on extinguishment of debt	10,356	—	—
Unrealized (gain) loss on changes in fair value of financial instruments	241,554	(47,651)	24,746
Income from unconsolidated entities	(88,571)	—	—
Distributions from unconsolidated entities	80,663	—	—
Other items	(28,888)	(8,812)	5,495
Change in assets and liabilities:
(Increase) / decrease in other assets	(72,005)	(117,527)	(67,540)
Increase / (decrease) in due to affiliates	4,347	3,893	2,099
Increase / (decrease) in other liabilities	13,105	146,752	92,909
Net cash provided by operating activities	971,904	600,927	252,682
Cash flows from investing activities:
Acquisitions of real estate	(6,547,909)	(15,669,598)	(7,005,983)
Capital improvements to real estate	(327,205)	(199,768)	(102,273)
Proceeds from dispositions of real estate	434,880	79,118	—
Pre-acquisition costs and deposits	(11,692)	—	(8,331)
Investment in unconsolidated entities	(808,312)	—	—
Purchase of investments in real estate debt	(1,232,955)	(2,944,340)	(1,561,772)
Proceeds from settlement of investments in real estate debt	993,229	739,591	193,932
Purchase of real estate-related equity securities	(718,771)	—	—
Sale of real estate-related equity securities	179,904	—	—
Net cash used in investing activities	(8,038,831)	(17,994,997)	(8,484,427)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,513,895	7,431,641	2,701,651
Offering costs paid	(95,069)	(77,156)	(44,066)
Subscriptions received in advance	508,817	796,729	166,542
Repurchase of common stock	(1,200,517)	(75,279)	(49,466)
Repurchase of management fee shares	(171,300)	(114,843)	—
Redemption of redeemable non-controlling interest	(83,625)	(35,435)	(8,400)
Redemption of affiliate service provider incentive compensation awards	(2,239)	(718)	—
Borrowings from mortgage notes, term loans, and secured revolving credit facilities	8,860,936	17,399,268	7,318,059
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(6,834,346)	(8,328,912)	(2,767,093)
Borrowings under repurchase agreements	2,228,336	1,831,464	1,156,189
Settlement of repurchase agreements	(3,209,683)	(453,050)	(125,314)
Borrowings from affiliate line of credit	175,000	2,105,500	1,239,400
Repayments on affiliate line of credit	(175,000)	(2,105,500)	(1,244,650)
Borrowings from unsecured revolving credit facilities	130,000	240,000	—
Repayments on unsecured revolving credit facilities	(130,000)	(240,000)	—
Payment of financing costs	(72,881)	(116,126)	(46,634)
Contributions from non-controlling interests	27,124	132,852	147,593
Distributions and redemptions to non-controlling interests	(46,755)	(39,607)	(4,413)
Distributions	(420,945)	(153,669)	(58,769)
Net cash provided by financing activities	7,001,748	18,197,159	8,380,629
Net change in cash and cash equivalents and restricted cash	(65,179)	803,089	148,884
Cash and cash equivalents and restricted cash, beginning of year	1,109,702	306,613	157,729
Cash and cash equivalents and restricted cash, end of year	$1,044,523	$1,109,702	$306,613
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$333,388	$204,269	$68,089
Restricted cash	711,135	905,433	238,524
Total cash and cash equivalents and restricted cash	$1,044,523	$1,109,702	$306,613

Supplemental disclosures:
Interest paid	$674,594	$461,354	$208,042
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$944,112	$1,202,713	$208,480
Assumption of other liabilities in conjunction with acquisitions of real estate	$5,688	$71,784	$66,525
Issuance of BREIT OP units as consideration for acquisitions of real estate	$770	$64,698	$—
Recognition of financing lease liability	$—	$56,008	$—
Assumed operating ground lease liabilities	$—	$50,612	$—
Acquired non-controlling interests	$—	$—	$12,802
Accrued capital expenditures and acquisition related costs	$13,402	$17,589	$2,452
Contributions from non-controlling interests	$—	$2,520	$—
Accrued distributions	$34,682	$34,849	$13,644
Accrued stockholder servicing fee due to affiliate	$126,872	$240,043	$136,420
Redeemable non-controlling interest issued as settlement of performance participation allocation	$141,396	$37,484	$16,974
Exchange of redeemable non-controlling interest for Class I shares	$9,228	$11,620	$—
Exchange of redeemable non-controlling interest for Class I or Class B units	$48,543	$—	$—
Allocation to redeemable non-controlling interest	$8,770	$6,830	$2,192
Distribution reinvestment	$492,664	$245,335	$101,985
Accrued common stock repurchases	$83,350	$46,247	$6,961
Accrued common stock repurchases due to affiliate	$50,844	$—	$—
Payable for investments in real estate debt	$—	$362	$—
Payable for real-estate related equity securities	$16,691	$—	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$—	$4,714	$—

See accompanying notes to consolidated financial statements

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

As of December 31, 2020, the Company had received net proceeds of $21.2 billion from selling shares of the Company’s common stock through both the Offering, as defined below, and unregistered shares. The Company had previously registered with the Securities and Exchange Commission (the “SEC”) two offerings for an aggregate of up to $17.0 billion in shares of common stock (the “Previous Offerings”) and accepted gross offering proceeds of $16.3 billion during the period January 1, 2017 to February 1, 2021. The Company subsequently registered with the SEC a follow-on offering of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of our common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of December 31, 2020, the Company owned 1,370 properties and had 228 positions in real estate debt investments. The Company currently operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hotel, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture, as further described in Note 4 – Investments in Unconsolidated Entities. Financial results by segment are reported in Note 14 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions.

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
In July 2020, the Company acquired the remaining 10.0% interest in one of its consolidated VIEs for $19.3 million. As of December 31, 2020, the joint venture is no longer a VIE. As of December 31, 2020, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $11.5 billion and $8.0 billion, respectively, compared to $9.5 billion and $6.6 billion as of December 31, 2019. Such amounts are included on the Company’s Consolidated Balance Sheets.

One of the Company’s joint ventures is accounted for under the equity method of accounting as the requirements for consolidation are not met. As of December 31, 2020, the Company’s investment in the joint venture which owns the real estate of the MGM Grand and Mandalay Bay is not consolidated. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. The ongoing novel coronavirus (“COVID-19”) pandemic and restrictions on non-essential businesses have caused disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of December 31, 2020, including judgments about the financial market and economic conditions which may change over time.  Actual results may ultimately differ materially from those estimates.

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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the year ended December 31, 2020, two of the Company’s hotel assets were deemed to be impaired resulting in $12.3 million of impairment charges. Refer to Note 3 for additional details of the impairments. No such impairment occurred during the years ended December 31, 2019 and 2018.

Assets Held for Sale

The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. Held for sale assets and liabilities are presented within other assets and other liabilities on the Company’s Consolidated Balance Sheets. Refer to Notes 3 and 10 for additional details.

Investments in Unconsolidated Entities

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of securities and loans. The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

The Company elected the fair value option (“FVO”) for its investments in loans. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Interest income is recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of December 31, 2020 and December 31, 2019, restricted cash primarily consists of $508.8 million and $787.7 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts in escrow related to real estate taxes, insurance in connection with mortgages at certain of our properties, security deposits, collateral for swaps and margin for secured financings on investments in real estate debt.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s unsecured revolving credit facilities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

Equity Securities

The Company’s investments in equity securities of public real estate-related companies and its investments in a preferred equity security are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. Dividend income from the Company’s equity securities of public real estate-related companies is recognized on the ex-dividend, while dividend income on its investment in a preferred equity security accrues daily based on the stated terms of the agreement and is payable quarterly in cash. Dividend income is recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. Equity securities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s industrial, multifamily, net lease, self storage, retail and office properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.

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

The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For the years ended December 31, 2020 and 2019, the Company reimbursed $2.0 million and $2.0 million, respectively, to the Adviser for such costs.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2020:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2020, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2020 and 2019, the Company had accrued $605.4 million and $478.5 million, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

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

The Company leases its hotel investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hotels’ operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along any with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2020, 2019, and 2018 the Company recorded a net tax benefit of $2.5 million, $0.9 million and $0.6 million, respectively, within Other Income on the Company’s Consolidated Statements of Operations. The deferred benefit for the years ended December 31, 2020, 2019, and 2018 is $5.8 million, $3.1 million and $1.5 million, respectively. The current expense for the years ended December 31, 2020, 2019, and 2018 is $3.3 million, $2.2 million, and $0.9 million, respectively. As of December 31, 2020, 2019, and 2018, the Company recorded a deferred tax asset of $10.7 million, $4.9 million, and $1.8 million, respectively, due to its hotel investments within Other Assets on the Company’s Consolidated Balance Sheets.

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

Valuation of assets measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of December 31, 2020 and 2019, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), which are mortgage-related fixed income securities, corporate bonds, term loans, and mezzanine loans of real estate-related companies. The Company determines the fair value of its investments in real estate debt by generally utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). During the year ended December 31, 2020, the Company made an investment in a preferred equity security, which is reflected at its fair value as of December 31, 2020 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. As of December 31, 2020, the Company’s $599.2 million of equity securities were recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets. The Company did not own equity securities as of December 31, 2019.

The following table details our assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2020				December 31, 2019
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Investments in real estate debt	$—	$4,445,414	$120,892	$4,566,306	$—	$4,389,184	$134,076	$4,523,260
Equity securities	327,935	271,250	—	599,185	—	—	—	—
Total	$327,935	$4,716,664	$120,892	$5,165,491	$—	$4,389,184	$134,076	$4,523,260

The following table details our assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2018	$—
Purchases	134,076
Balance as of December 31, 2019	$134,076

Included in net income
Accretion included in interest income	348
Unrealized loss included in income (loss) from investments in real estate debt	(13,532)

Balance as of December 31, 2020	$120,892

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$120,892	Discounted cash flow	Yield	10.3%	Decrease

During the year ended December 31, 2019, the Company did not utilize any quantitative inputs and assumptions as the investment was purchased during December 2019 and therefore reflected at its initial investment value.

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

As part of the Company’s quarterly impairment review procedures, two of the Company’s hotel assets were deemed to be impaired during the year ended December 31, 2020 resulting in a $12.3 million impairment charge. Refer to Note 3 for additional details of the impairments.

The Company estimated the fair value of the impaired properties using a discounted cash flow analysis that utilized Level 3 inputs. The key assumptions utilized during the year ended December 31, 2020 were the discount rate (weighted average of 8.7%) and the exit capitalization rate (weighted average of 7.8%). There are inherent uncertainties in making these estimates such as macroeconomic conditions.

Valuation of liabilities not measured at fair value

As of December 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was approximately $48.6 million above carrying value. As of December 31, 2019, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was approximately $54.9 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of December 31, 2020 and 2019, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Stock-Based Compensation

The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards in net income on a straight-line basis over the applicable vesting period of the award, based on the value of the awards at grant, as adjusted for forfeitures. Refer to Note 9 for additional information.

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the period, while also considering any necessary bad debt reserves. As of December 31, 2020, the

Company has granted $12.2 million of rental deferral requests. It is expected that the deferred rent will generally be paid back over a period of three to 12 months. However, it is possible that tenants may not be able to meet their deferred rent obligations.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Building and building improvements	$25,991,610	$20,950,147
Land and land improvements	7,626,381	5,639,678
Furniture, fixtures and equipment	495,395	377,645
Right of use asset - operating leases(1)	114,535	114,011
Right of use asset - financing leases(1)	56,008	56,008
Total	34,283,929	27,137,489
Accumulated depreciation and amortization	(1,826,216)	(810,621)
Investments in real estate, net	$32,457,713	$26,326,868

(1) Refer to Note 13 for additional details on the Company’s leases.

Acquisitions

During the year ended December 31, 2020, the Company acquired interests in 31 real estate investments, which were comprised of 94 multifamily, 94 industrial, 129 self storage, six retail, and one office property.

The following table provides further details of the properties acquired during the year ended December 31, 2020 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units(1)/ Keys	Purchase Price(2)
Multifamily properties	15	94	27,488 units	$4,150,838
Self Storage properties	6	129	10,454 sq. ft.	1,444,074
Industrial properties	8	94	14,280 sq. ft.	1,358,578
Retail properties	1	6	689 sq. ft.	287,392
Office properties	1	1	357 sq. ft.	263,649
	31	324		$7,504,531

(1)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)	Purchase price is inclusive of acquisition-related costs.

During the year ended December 31, 2019, the Company acquired interests in 53 real estate investments, which were comprised of 443 industrial, 78 multifamily, 34 hotel, 21 self storage, four retail, one office and one net lease property.

The following table provides further details of the properties acquired during the year ended December 31, 2019 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units(1)/ Keys	Purchase Price(2)
Industrial properties	9	443	76,892 sq. ft.	$6,585,263
Multifamily properties	32	78	23,319 units	4,536,986
Net lease properties	1	1	8,507 sq. ft.	4,265,530
Hotel properties	5	34	5,826 keys	1,053,166
Retail properties	4	4	750 sq. ft.	282,072
Self Storage properties(3)	1	21	1,347 sq. ft.	150,703
Office properties	1	1	228 sq. ft.	123,348
	53	582		$16,997,068

(1)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.
(2)	Purchase price is inclusive of acquisition-related costs.
(3)	Previously classified as Other properties.

The following table further details the purchase price allocation for the properties acquired during the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Building and building improvements	$4,977,086	$12,533,926
Land and land improvements	2,053,340	3,703,788
Furniture, fixtures and equipment	77,737	167,030
In-place lease intangibles	390,209	634,868
Above-market lease intangibles	6,915	20,899
Below-market ground lease(1)	—	15,985
Below-market lease intangibles	(27,699)	(105,495)
Other	26,943	26,067
Total purchase price	$7,504,531	$16,997,068
Assumed mortgage notes(2)	944,112	1,202,713
Net purchase price	$6,560,419	$15,794,355

(1)

The below-market ground lease value was recorded as a component of the right of use asset – operating leases on the Company’s Consolidated Balance Sheet.  Refer to Note 13 for additional details on the Company’s leases.

(2)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the year ended December 31, 2020 were 3, 7, and 5 years, respectively. The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market ground lease intangibles of the properties acquired during the year ended December 31, 2019 were 3, 6, and 6 years, respectively.

Impairment

During the year ended December 31, 2020, the Company recognized a $12.3 million impairment charge on two of its hotel properties. The impairment charges were a result of updates to the undiscounted cash flow assumptions to account for a decrease in occupancy, future cash flows, and the terminal value as a result of the COVID-19 pandemic. If the effects of the COVID-19 pandemic continue to adversely impact economic and market conditions or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future. Certain investments within the Company’s portfolio, specifically its hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures, decreases in travel and uncertainty around future cash flows. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate and unconsolidated entities will not occur during future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any additional impairment charges are warranted. During the years ended December 31, 2019 and 2018, the Company did not recognize an impairment charge.

Dispositions

The following table details the properties disposed during the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Year Ended			For the Year Ended
	December 31, 2020			December 31, 2019
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Multifamily properties	7	$295,855	$77,617	—	$—	$—
Hotel properties(1)	1	134,537	35,185	—	44,292	29,686
Industrial properties	1	4,488	371	2	34,826	5,349
	9	$434,880	$113,173	2	$79,118	$35,035

(1)

During the year ended December 31, 2019, the Company sold the parking garage attached to the Hyatt Place San Jose property. The sale did not include the Hyatt Place San Jose hotel or the land parcels under the hotel.

There were no dispositions during the year ended December 31, 2018.

Properties Held for Sale

As of December 31, 2020, there were no properties classified as held for sale. As of December 31, 2019, six properties were classified as held for sale. Subsequent to December 31, 2019 all six properties were sold. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.

The following table is a summary of the assets and liabilities of the Company’s properties classified as held for sale as of December 31, 2019 ($ in thousands):

Assets:	December 31, 2019
Investments in real estate, net	$141,344
Other assets	2,035
Total assets	$143,379

Liabilities:
Mortgage notes	$104,314
Other liabilities	4,097
Total liabilities	$108,411

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

The following table provides a summarized balance sheet of the unconsolidated entities along with a reconciliation to the Company’s investment in unconsolidated entities ($ in thousands):

December 31, 2020
Total assets	$4,618,979
Total liabilities	(3,002,080)
Total equity of BREIT MGP JV	1,616,899

MGP's share	810,066
BREIT's share	806,833
BREIT outside basis	9,387
Investments in unconsolidated entities	$816,220

The following table provides summarized operating data of the unconsolidated entities along with a reconciliation to the Company’s income from unconsolidated entities ($ in thousands):

For the Period February 14, 2020 through December 31, 2020
Total revenue	$346,482
Net income of BREIT MGP JV	$177,757

MGP's share	89,056
BREIT's share	88,701
Amortization of BREIT outside basis	(130)
Income from unconsolidated entities	$88,571

5. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	131	L+2.8%	3/1/2025	$2,878,598	$2,849,161	$2,675,210
CMBS - fixed	54	4.0%	5/21/2028	978,513	941,784	915,371
Corporate bonds	10	5.0%	5/3/2027	179,398	178,219	183,203
CMBS - zero coupon	4	N/A	3/10/2027	236,090	137,665	141,632
RMBS - fixed	15	4.5%	10/24/2049	22,429	22,602	22,510
CMBS - interest only	5	2.3%	4/14/2028	2,257,282	21,214	21,215
Total real estate securities	219	3.2%	3/29/2026	N/M	4,150,645	3,959,141
Term loans	8	L+3.1%	1/7/2022	488,824	438,445	486,273
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,424	120,892
Total real estate loans	9	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	228	3.5%	10/3/2025	N/M	$4,723,514	$4,566,306

	December 31, 2019
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	122	L+2.7%	1/29/2025	$2,907,080	$2,899,556	$2,906,952
CMBS - fixed	43	4.2%	6/26/2027	850,738	829,403	831,970
Corporate bonds	12	5.2%	2/16/2027	276,302	276,496	288,111
CMBS - zero coupon	4	N/A	12/30/2026	236,090	127,219	136,027
RMBS - fixed	9	4.3%	7/9/2028	29,315	29,506	29,448
CMBS - interest only	5	2.3%	10/2/2026	2,261,480	23,564	23,547
Total real estate securities	195	4.2%	10/15/2025	N/M	4,185,744	4,216,055
Term loans	7	L+2.9%	8/30/2024	175,239	173,466	173,129
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,078	134,076
Total real estate loans	8	L+4.6%	10/16/2024	309,989	307,544	307,205
Total investments in real estate debt	203	4.4%	9/21/2025	N/M	$4,493,288	$4,523,260

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and Sterling Overnight Index Average, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for interest-only positions.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2020				December 31, 2019
Collateral(1)	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	78	$2,046,529	$1,904,256	42%	75	$2,252,556	$2,259,102	50%
Multifamily	58	748,086	797,840	17%	61	596,184	613,470	14%
Office	36	720,665	681,596	15%	37	793,782	794,881	18%
Industrial	29	612,884	610,504	13%	14	375,975	378,147	8%
Diversified	18	234,527	225,077	5%	10	219,215	219,798	5%
Other	5	238,202	213,654	5%	5	238,202	240,558	5%
Net Lease	3	105,246	117,219	3%	—	—	—	—%
Retail	1	17,375	16,160	—%	1	17,374	17,304	—%
Total	228	$4,723,514	$4,566,306	100%	203	$4,493,288	$4,523,260	100%

(1)	Multifamily investments in real estate debt are collateralized by various forms of rental housing including single-family homes and apartments.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2020				December 31, 2019
Credit Rating	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
BB	81	$1,435,891	$1,381,221	30%	72	$1,598,930	$1,610,643	36%
B	52	1,186,975	1,114,977	24%	40	906,609	909,587	20%
Not rated	28	997,411	1,004,027	22%	33	764,941	773,791	17%
BBB	48	797,918	753,393	17%	45	885,891	891,272	20%
A	11	262,097	267,023	6%	10	319,031	320,140	7%
CCC	3	32,402	34,839	1%	—	—	—	—%
AAA	4	10,044	10,047	—%	2	9,554	9,550	—%
AA	1	776	779	—%	1	8,332	8,277	—%
Total	228	$4,723,514	$4,566,306	100%	203	$4,493,288	$4,523,260	100%

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles and CMBS collateralized by loans originated or acquired by Blackstone-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value		Interest Income
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
CMBS collateralized by properties	$1,618,867	$1,418,056	$58,929	$52,562	$38,581
Loans collateralized by properties	545,539	134,076	18,728	—	—
CMBS collateralized by loans	131,010	155,978	5,111	7,993	5,423
Total	$2,295,416	$1,708,110	$82,768	$60,555	$44,004

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

As of December 31, 2020 and 2019, the Company’s investments in real estate debt also included $179.6 million and $186.8 million, respectively, of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $10.1 million, $6.9 million, and $0.7 million of interest income related to such CMBS during the years ended December 31, 2020, 2019, and 2018, respectively.

As described in Note 2, the Company classifies its investments in real estate debt as trading securities and has elected the FVO for its investments in loans. As such, the Company records these investments at fair value in Investments in Real Estate Debt on the Company’s Consolidated Balance Sheets. During the years ended December 31, 2020, 2019, and 2018, the Company recorded an unrealized loss of $187.2 million, an unrealized gain of $51.5 million and an unrealized loss of $24.7 million, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations. The unrealized losses recognized during the year ended December 31, 2020 were primarily the result of significant declines in pricing in March 2020. Although there was a continued recovery in pricing across securities during the second, third, and fourth quarters of 2020, the COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s investments in real estate debt.

During the years ended December 31, 2020, 2019, and 2018, the Company recognized a net realized loss of $20.1 million, a net realized gain of $7.3 million and a net realized gain of $0.2 million, respectively, due to the sale or paydowns of certain of the Company’s investments in real estate debt.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2020	December 31, 2019
Fixed rate loans:
Fixed rate mortgages	3.8%	8/15/2027	N/A	$13,124,595	$12,424,717
Mezzanine loan	—	—	N/A	—	195,878
Total fixed rate loans	3.8%	8/15/2027		13,124,595	12,620,595
Variable rate loans:
Floating rate mortgages	L+1.8%	2/10/2026	N/A	4,544,044	1,826,435
Variable rate term loans	L+1.7%	3/3/2024	N/A	1,761,920	1,533,561
Variable rate secured revolving credit facilities	L+1.5%	6/18/2026	$2,161,920	481,725	1,063,837
Variable rate mezzanine loans	L+4.1%	2/13/2025	N/A	202,200	—
Total variable rate loans	L+1.8%	8/14/2025		6,989,889	4,423,833
Total loans secured by the Company's properties	3.1%	12/4/2026		20,114,484	17,044,428
Premium on assumed debt, net				15,191	10,794
Deferred financing costs, net				(153,514)	(125,563)
Mortgage notes, term loans, and secured revolving credit facilities, net				$19,976,161	$16,929,659

(1)	The term “L” refers to the one-month LIBOR.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of December 31, 2020 ($ in thousands):

Year	Amount
2021	$50,662
2022	524,050
2023	497,738
2024	3,135,661
2025	4,267,443
Thereafter	11,638,930
Total	$20,114,484

During the year ended December 31, 2020, the Company paid off certain of its loans at carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $10.4 million resulting from the acceleration of related deferred financing costs, prepayment penalties and transactions costs, which are recorded on the Company’s Consolidated Statements of Operations. No such losses were recognized during the years ended December 31, 2019 and 2018.

The Company is subject to various financial and operational covenants pursuant to certain of the executed mortgage notes, term loans, and secured revolving credit facilities agreements. These covenants require the Company, to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

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

During April 2020, the Company entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $246.9 million. The DB Secured Financing is secured by one of the Company’s term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, the Company is responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in euro, therefore any foreign exchange is recorded as a component of Income (Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

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

The following tables detail the Company’s secured financings on investments in real estate debt ($ in thousands):

	December 31, 2020
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	3/31/2021	CMBS/Corporate bonds	$1,295,270	$892,700	None
Barclays MRA	9/29/2021	CMBS	1,223,580	750,000	None
DB Secured Financing	4/2/2022	Term Loan	424,647	275,319	None
Citi MRA	3/30/2021	CMBS/RMBS	208,283	125,638	None
MS MRA	5/20/2021	CMBS	113,442	80,249	None
Citi Term Loan TRS	7/9/2021	Term Loans	27,931	17,087	None
			$3,293,153	$2,140,993

	December 31, 2019
Indebtedness	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
RBC MRA	6/23/2020	CMBS/Corporate bonds	$1,980,951	$1,561,642	None
Barclays MRA	9/29/2021	CMBS	981,652	750,000	None
MS MRA	2/1/2020	CMBS	636,734	508,510	None
Citi MRA	1/14/2020	CMBS/Corporate bonds	266,406	205,762	None
MUFG MRA	4/30/2020	CMBS	86,332	62,561	None
BAML MRA	1/24/2020	CMBS/Corporate bonds	4,807	3,662	None
			$3,956,882	$3,092,137

(1)	Subsequent to year end, the Company rolled its repurchase agreement contracts expiring in January and February 2021 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of the Company’s secured financings on investments in real estate debt was 1.6% (L+1.6%) and 3.0% (L+1.3%) for the year ended December 31, 2020 and 2019, respectively. The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities

The Company is party to an unsecured line of credit with multiple banks. The line of credit expires on February 22, 2023 and may be extended for one year. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 2.5%. As of December 31, 2020, the capacity of the unsecured line of credit was $1.5 billion. As of December 31, 2020, the Company had a $24.8 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit. As of December 31, 2019, the capacity of the unsecured line of credit was $900.0 million and there was a $30.0 million letter of credit outstanding. There were no outstanding borrowings on the line of credit as of December 31, 2020 and December 31, 2019.

The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $100.0 million with Blackstone Holdings Finance Co. L.L.C. (“Lender”), an affiliate of Blackstone. The Line of Credit expires on January 22, 2022, and may be extended for up to 12 months, subject to Lender approval. The interest rate is the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.5%. Interest under the Line of Credit is determined based on a one-month U.S. dollar-denominated LIBOR, which was 0.1% and 1.8% as of December 31, 2020 and 2019, respectively. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Line of Credit when repayment is required, the Company is obligated to apply the net cash proceeds from the Offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan, (y) use funds to close any acquisition of property that the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to the Company’s stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for the Company to maintain its REIT status. As of December 31, 2020 and 2019, the Company had no outstanding balance under the Line of Credit.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2020	December 31, 2019
Accrued stockholder servicing fee(1)	$605,411	$478,539
Performance participation allocation	192,648	141,396
Accrued management fee	22,253	13,873
Accrued affiliate service provider expenses	10,151	6,037
Advanced organization and offering costs	4,090	6,136
Other	53,107	44,162
Total	$887,660	$690,143
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

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash, Class I units of BREIT OP, or Class B units of BREIT OP, at the election of the Special Limited Partner. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $192.6 million, $141.4 million and $37.5 million, respectively, of Performance Participation Allocation Expense in the Company’s Consolidated Statement of Operations.

In January 2021, the Company issued approximately 15.5 million Class I units and 1.1 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2020 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2020. Subsequent to the Class I units and Class B units being issued, 9.7 million of such units were redeemed for $111.9 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. In January 2020, the Company issued approximately 11.7 million Class I units and 0.7 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019. Subsequent to the Class I units and Class B units being issued, 7.3 million of such units were redeemed for $83.6 million and 0.8 million of such units were exchanged for unregistered Class I shares in the Company. In January 2019, the Company issued approximately 3.5 million Class I units in BREIT OP to the Special Limited Partner as payment for the 2018 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2018. Subsequent to the Class I units being issued, 0.4 million of such units were redeemed for $4.3 million and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. As of December 31, 2020, Blackstone and its employees, including the Company’s executive officers, continue to own an aggregate of $214.7 million worth of shares of the Company and Class I and Class B units of BREIT OP. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Consolidated Balance Sheets.

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the years ended December 31, 2020, 2019, and 2018, the Company incurred management fees of $224.8 million, $108.1 million, and $42.7 million, respectively.

The Company issued 18.5 million, 8.4 million, and 3.8 million, unregistered Class I shares to the Adviser as payment for the 2020, 2019, and 2018 management fees, respectively, and also had a payable of $22.3 million and $13.9 million related to management fees as of December 31, 2020 and 2019, respectively, which is included in Due to Affiliates on the Company’s Consolidated Balance Sheets. During January 2021, 2020, and 2019, the Adviser was issued 1.9 million, 1.2 million, and 0.5 million, respectively, unregistered Class I shares as payment for the management fee accrued as of December 31, 2020, 2019, and 2018. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2020 the Adviser submitted 16.4 million Class I shares for repurchase resulting in a total repurchase of $180.0 million. During 2019, the Adviser submitted 10.3 million Class I shares for repurchase resulting in a total repurchase of $114.8 million.

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

Beginning March 2019, the Company engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by a Blackstone-advised fund, to provide the services that Gateway had previously provided to the Company’s industrial properties. The Company previously engaged Gateway Industrial Properties L.L.C. (“Gateway”), a portfolio company owned by a Blackstone-advised fund, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s industrial properties.

The Company has engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised funds, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s office properties.

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

The Company issued incentive compensation awards to certain employees of the affiliate portfolio company service providers described above on January 1, 2020 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company (the “2020 Awards”). The Company has determined the value of the 2020 Awards to be zero.

The Company issued incentive compensation awards to certain employees of the affiliate portfolio company service providers described above on January 1, 2019 that entitles them to receive an allocation of total return over a certain hurdle amount, as determined by the Company. The value of the award at January 1, 2019 was $8.0 million and will be amortized over the four year service period, as adjusted for forfeitures. As of December 31, 2020, the total unrecognized compensation cost relating to the portfolio company incentive compensation awards was $3.4 million and is expected to be recognized over a period of 2 years from December 31, 2020.

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

The following table details the amounts incurred for affiliate service providers during the years ended December 31, 2020, 2019, and 2018 ($ in thousands):

				Amortization of
	Affiliate Service			Affiliate Service Provider
	Provider Expenses			Incentive Compensation Awards
	For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Link	$53,836	$19,332	$—	$727	$1,042	$—
LivCor	27,144	18,464	7,885	214	308	2,708
BRE	15,109	7,250	940	435	624	640
ShopCore	5,248	1,715	1,334	18	26	71
Revantage	1,951	1,295	649	—	—	—
EOM	838	104	—	—	—	—
Gateway	—	2,524	5,495	—	—	1,295
Total	$104,126	$50,684	$16,303	$1,394	$2,000	$4,714

Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating and Hotel Operating expense, as applicable, in the Company’s Consolidated Statements of Operations.

The following table details the capitalized transaction support service fees incurred for affiliate service providers ($ in thousands):

	For the Year Ended December 31,
	2020	2019
Link	$3,366	$3,460
LivCor	3,924	2,990
ShopCore	479	610
EOM	—	30
Gateway	—	27
Revantage	—	—
Total	$7,769	$7,117

Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets.

Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

Other

As of December 31, 2020 and 2019, the Company had $50.8 million and $42.1 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of December 31, 2020 and 2019, the Adviser had advanced $2.3 million and $2.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

During the years ended December 31, 2020, 2019, and 2018, the Company engaged an affiliate of the Adviser to perform certain internal audit and compliance functions. For each of the years ended December 31, 2020, 2019, and 2018, the Company had incurred $40,000 of fees for such services.

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

During the years ended December 31, 2020 and 2019, the Company paid LNLS $6.1 million and $14.8 million, respectively, for title services related to 39 and 43 investments, respectively, and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Consolidated Balance Sheets.

Captive Insurance Company

On July 28, 2020, the Company became a member of a captive insurance company owned by the Company and other funds and accounts managed by Blackstone. A Blackstone affiliate provides oversight and management services to the captive and receives fees based on a percentage of premiums of such policies. The fees and expenses of the captive, including insurance premiums and fees paid to the Blackstone affiliate to manage it, are borne by the Company and the other Blackstone-managed funds and accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties.

During the year ended December 31, 2020, the Company contributed capital to the captive in amount equal to $29.1 million for insurance premiums and its pro rata share of other expenses. Of this amount, $0.5 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services. The capital contributed and fees paid to the captive are in place of insurance premiums and fees previously paid to third parties. The Company did not contribute any capital to the captive for years ended December 31, 2019 and 2018.

Other

As of December 31, 2020 and 2019, the Company had a receivable of $3.9 million and $3.6 million, respectively, from Livcor and such amounts are included in Other Assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2019, the Company had a receivable of $7.8 million from funds affiliated with the Adviser for post-closing settlements related to the Jupiter 12 Industrial Portfolio acquisition. Such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.

10. Other Assets and Other Liabilities

The following table details the components of other assets ($ in thousands):

	December 31, 2020	December 31, 2019
Real estate intangibles, net	$738,259	$665,342
Equity securities	599,185	—
Straight-line rent receivable	155,108	38,287
Receivables, net	109,159	101,106
Prepaid expenses	50,092	28,334
Deferred leasing costs, net	49,533	28,792
Deferred financing costs, net	22,740	28,494
Pre-acquisition costs	241	9,861
Held for sale assets	—	143,379
Other	74,936	36,398
Total	$1,799,253	$1,079,993

The following table details the components of other liabilities ($ in thousands):

	December 31, 2020	December 31, 2019
Subscriptions received in advance	$508,817	$796,729
Intangible liabilities, net	128,639	136,954
Real estate taxes payable	117,362	100,767
Accounts payable and accrued expenses	104,866	126,565
Prepaid rental income	95,165	87,479
Distribution payable	90,892	56,210
Right of use lease liability - operating leases	85,065	82,880
Repurchases payable	83,350	11,021
Right of use lease liability - financing leases	57,727	56,758
Tenant security deposits	57,489	46,533
Accrued interest expense	50,065	50,279
Held for sale liabilities	—	108,411
Other	85,757	31,501
Total	$1,465,194	$1,692,087

11. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$1,094,561	$811,254
Above-market lease intangibles	49,261	42,483
Other	32,549	26,400
Total intangible assets	1,176,371	880,137
Accumulated amortization:
In-place lease amortization	(407,256)	(200,629)
Above-market lease amortization	(20,291)	(10,977)
Other	(10,565)	(3,189)
Total accumulated amortization	(438,112)	(214,795)
Intangible assets, net	$738,259	$665,342
Intangible liabilities:
Below-market lease intangibles	$194,158	$167,032
Total intangible liabilities	194,158	167,032
Accumulated amortization:
Below-market lease amortization	(65,519)	(30,078)
Total accumulated amortization	(65,519)	(30,078)
Intangible liabilities, net	$128,639	$136,954

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2021	$296,157	$8,333	$(30,945)
2022	122,669	6,597	(25,746)
2023	79,086	4,132	(20,948)
2024	54,157	2,868	(16,657)
2025	42,125	2,226	(12,470)
Thereafter	93,111	4,814	(21,873)
	$687,305	$28,970	$(128,639)

12. Equity and Redeemable Non-controlling Interest

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

As of December 31, 2020, the Company had authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class T	Class D	Total
January 1, 2018	130,085	30,719	5,625	3,955	170,384
Common stock issued	142,828	77,964	17,379	26,112	264,283
Distribution reinvestment	6,266	2,394	385	434	9,479
Common stock repurchased	(2,190)	(2,853)	(76)	(126)	(5,245)
Independent directors' restricted stock grant(1)	—	37	—	—	37
December 31, 2018	276,989	108,261	23,313	30,375	438,938

Common stock issued	248,497	371,562	16,650	53,107	689,816
Distribution reinvestment	12,156	7,356	899	1,590	22,001
Common stock repurchased	(6,829)	(12,936)	(1,095)	(415)	(21,275)
Independent directors' restricted stock grant(1)	—	36	—	—	36
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516

Common stock issued	196,343	510,136	8,497	43,325	758,301
Distribution reinvestment	20,860	19,363	1,330	3,299	44,852
Common stock repurchased	(45,163)	(76,735)	(3,651)	(7,140)	(132,689)
Independent directors' restricted stock grant(1)	—	37	—	—	37
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017

(1)

The independent directors’ restricted stock grants represented an aggregate $0.4 million, $0.4 million and $0.4 million of the annual compensation paid to the independent directors for the years ended December 31, 2020, 2019, and 2018, respectively. Each grant is amortized over the one-year service period of such grant.

Share and Unit Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the

Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the years ended December 31, 2020, 2019, and 2018, the Company repurchased shares and BREIT OP units for $1.5 billion, $0.2 billion, and $0.1 billion, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2020, 2019 and 2018.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2020
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.6354	$0.6354	$0.6354	$0.6354
Stockholder servicing fee per share of common stock	(0.0942)	—	(0.0929)	(0.0274)
Net distributions declared per share of common stock	$0.5412	$0.6354	$0.5425	$0.6080

	Year Ended December 31, 2019
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.6363	$0.6363	$0.6363	$0.6363
Stockholder servicing fee per share of common stock	(0.0951)	—	(0.0935)	(0.0276)
Net distributions declared per share of common stock	$0.5412	$0.6363	$0.5428	$0.6087

	Year Ended December 31, 2018
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock	$0.6286	$0.6286	$0.6286	$0.6286
Stockholder servicing fee per share of common stock	(0.0917)	—	(0.0902)	(0.0267)
Net distributions declared per share of common stock	$0.5369	$0.6286	$0.5384	$0.6019

Distributions for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100.0% return of capital. Distributions for the year ended December 31, 2019 were characterized, for federal income tax purposes, as 8.75% ordinary income, 1.17% capital gains and 90.08% return of capital. Of the 8.75%, 8.60% and 0.15% of the distributions paid in 2019 were non-qualified and qualified, respectively. Distributions for the year ended December 31, 2018 were characterized, for federal income tax purposes, as 3.11% ordinary income and 96.89% return of capital. Of the 3.11%, 0.51% and 2.60% of the distributions paid in 2018 were non-qualified and qualified, respectively.

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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Balance at the beginning of the year	$272	$9,233
Settlement of performance participation allocation	141,396	37,484
Repurchases	(83,625)	(35,435)
Conversion to Class I and Class B Units	(48,543)	—
Conversion to Class I shares	(9,228)	(11,620)
GAAP income allocation	(14)	(408)
Distributions	(14)	(652)
Fair value allocation	30	1,670
Balance at the end of the year	$274	$272

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2020 and 2019, $29.8 million and $20.9 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $8.8 million, $6.8 million and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

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

During the year ended December 31, 2020, BREIT OP received $9.0 million in Class B Unit subscriptions from an entity advised by Blackstone Insurance Solutions. No such subscriptions were received during the year ended December 31, 2019. As of December 31, 2020 and 2019, there were 10,055,358 and 9,268,500 Class B Units outstanding, respectively. Class B Units are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2020 and 2019, the Company issued $0.8 million and $64.7 million, respectively, of Class I Units as consideration for acquisitions of real estate. The Company did not issue any Class I units as consideration for acquisitions of real estate during the year ended December 31, 2018.

13. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2020, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options for additional 99 and 10 year terms.

The following table details the future lease payments due under the Company’s ground leases as of December 31, 2020 ($ in thousands):

	Operating Leases	Financing Leases
2021	$4,070	$3,081
2022	4,093	3,174
2023	4,132	3,269
2024	4,183	3,367
2025	4,423	3,468
Thereafter	599,931	327,054
Total undiscounted future lease payments	620,832	343,413
Difference between undiscounted cash flows and discounted cash flows	(535,767)	(285,686)
Total lease liability	$85,065	$57,727

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2020, the weighted average remaining lease term of the Company’s operating leases and financing leases was 56 years and 76 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Fixed ground rent expense	$4,038	$2,042	$256
Variable ground rent expense	18	81	420
Total cash portion of ground rent expense	4,056	2,123	676
Non-cash ground rent expense	6,737	4,892	1,458
Total operating lease costs	$10,793	$7,015	$2,134

The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest on lease liabilities	$2,991	$2,228	$—
Amortization of right-of-use assets	991	748	—
Total financing lease costs	$3,982	$2,976	$—

Lease costs recognized during the year ended December 31, 2018 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, net lease, self storage, retail, and office properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent. During the year ended December 31, 2020, the Company changed its presentation for the payment of leasing commissions in the Consolidated Statement of Cash Flows to investing activities from operating activities to better align with how the Company assesses its overall investments in its properties. The Company does not believe the change in presentation to be material as the Company had $28.7 million of leasing commissions during the year ended December 31, 2020.

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

Leases at the Company’s industrial, retail, office, and net lease properties are generally longer term and may contain extension and termination options at the lessee’s election. Leases at the Company’s multifamily and self storage properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Fixed lease payments	$2,031,411	$1,073,562	$494,519
Variable lease payments	204,461	128,051	64,145
Rental revenue	$2,235,872	$1,201,613	$558,664

The Company increased the reserve for bad debt expense in the amount of $41.2 million for the year ended December 31, 2020 primarily as a result of COVID-19. The bad debt reserve represents the amount of rental revenue the Company anticipates it will not be able to collect from its tenants and is included in Rental Revenue on the Company’s Consolidated Statements of Operations.

The following table details the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of December 31, 2020 ($ in thousands). Leases at the Company’s multifamily and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021	$960,565
2022	889,375
2023	784,289
2024	690,000
2025	618,125
Thereafter	9,324,738
Total	$13,267,092

14. Segment Reporting

The Company operates in eight reportable segments: Multifamily properties, Industrial properties, Net Lease properties, Hotel properties, Self Storage properties, Retail properties, Office properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

	December 31, 2020	December 31, 2019
Multifamily	$13,701,615	$9,695,916
Industrial	11,498,912	10,564,172
Net Lease	5,199,651	4,271,196
Hotel	2,196,429	2,427,554
Self Storage	1,593,430	145,411
Retail	700,045	419,198
Office	447,630	138,912
Investments in Real Estate Debt	4,763,309	4,565,385
Other (Corporate)	582,994	812,079
Total assets	$40,684,015	$33,039,823

The following table details the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Multifamily	Industrial	Net Lease	Hotel	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$976,873	$834,532	$331,178	$—	$22,874	$54,047	$16,368	$—	$2,235,872
Hotel revenue	—	—	—	248,909	—	—	—	—	248,909
Other revenue	50,256	5,438	—	6,397	3,076	1,198	502	—	66,867
Total revenues	1,027,129	839,970	331,178	255,306	25,950	55,245	16,870	—	2,551,648

Expenses:
Rental property operating	471,413	243,831	701	—	12,753	17,541	5,540	—	751,779
Hotel operating	—	—	—	261,472	—	—	—	—	261,472
Total expenses	471,413	243,831	701	261,472	12,753	17,541	5,540	—	1,013,251
Income from unconsolidated entities	—	—	88,571	—	—	—	—	—	88,571
Income from investments in real estate debt	—	—	—	—	—	—	—	(120,917)	(120,917)
Income from investments in equity securities	37,679	14,005	12,578	—	—	—	2,194	—	66,456
Segment net operating income (loss)	$593,395	$610,144	$431,626	$(6,166)	$13,197	$37,704	$13,524	$(120,917)	$1,572,507

Depreciation and amortization	$(544,927)	$(550,121)	$(114,530)	$(90,820)	$(19,484)	$(32,528)	$(9,741)	$—	$(1,362,151)

Other income (expense):
General and administrative									(25,653)
Management fee									(224,776)
Performance participation allocation									(192,648)
Impairment of investments in real estate									(12,343)
Net gain on dispositions of real estate									113,173
Interest income									2,228
Interest expense									(715,159)
Loss on extinguishment of debt									(10,356)
Other income (expense)									(12,224)
Net loss									$(867,402)
Net loss attributable to non-controlling interests in third party joint ventures									$2,417
Net loss attributable to non-controlling interests in BREIT OP									11,586
Net loss attributable to BREIT stockholders									$(853,399)

The following table details the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Multifamily	Industrial	Net Lease	Hotel	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$673,173	$461,939	$42,317	$—	$6,191	$15,869	$2,124	$—	$1,201,613
Hotel revenue	—	—	—	432,892	—	—	—	—	432,892
Other revenue	39,340	2,312	—	8,858	778	398	81	—	51,767
Total revenues	712,513	464,251	42,317	441,750	6,969	16,267	2,205	—	1,686,272

Expenses:
Rental property operating	322,773	137,401	—	—	3,454	5,539	799	—	469,966
Hotel operating	—	—	—	304,710	—	—	—	—	304,710
Total expenses	322,773	137,401	—	304,710	3,454	5,539	799	—	774,676
Income from investments in real estate debt	—	—	—	—	—	—	—	213,062	213,062
Segment net operating income	$389,740	$326,850	$42,317	$137,040	$3,515	$10,728	$1,406	$213,062	$1,124,658

Depreciation and amortization	$(427,209)	$(291,940)	$(14,858)	$(72,765)	$(7,374)	$(8,640)	$(1,253)	$—	$(824,039)

Other income (expense):
General and administrative									(18,170)
Management fee									(108,115)
Performance participation allocation									(141,396)
Net gain on dispositions of real estate									35,035
Interest income									3,041
Interest expense									(487,517)
Other income (expense)									2,260
Net loss									$(414,243)
Net loss attributable to non-controlling interests in third party joint ventures									$5,671
Net loss attributable to non-controlling interests in BREIT OP									6,801
Net loss attributable to BREIT stockholders									$(401,771)

The following table details the financial results by segment for the year ended December 31, 2018 ($ in thousands):

	Multifamily	Industrial	Hotel	Retail	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$345,619	$203,084	$—	$9,961	$—	$558,664
Hotel revenue	—	—	138,433	—	—	138,433
Other revenue	22,945	578	2,485	153	—	26,161
Total revenues	368,564	203,662	140,918	10,114	—	723,258

Expenses:
Rental property operating	176,800	62,824	—	3,469	—	243,093
Hotel operating	—	—	97,248	—	—	97,248
Total expenses	176,800	62,824	97,248	3,469	—	340,341
Income from investments in real estate debt	—	—	—	—	55,323	55,323
Segment net operating income	$191,764	$140,838	$43,670	$6,645	$55,323	$438,240

Depreciation and amortization	$(257,201)	$(116,206)	$(27,944)	$(4,944)	$—	$(406,295)

Other income (expense):
General and administrative						(10,982)
Management fee						(42,659)
Performance participation allocation						(37,484)
Interest income						410
Interest expense						(233,184)
Other income (expense)						489
Net loss						$(291,465)
Net loss attributable to non-controlling interests in third party joint ventures						$6,188
Net loss attributable to non-controlling interests in BREIT OP						4,221
Net loss attributable to BREIT stockholders						$(281,056)

15. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. For the years ended December 31, 2020, 2019, and 2018, the Company was not involved in any material legal proceedings.

16. Quarterly Financial Information (Unaudited)

The following tables detail the Company’s quarterly results ($ in thousands, except per share data):

2020	March 31	June 30	September 30	December 31
Total revenues	$674,882	$592,747	$635,371	$648,648
Net income (loss)	(1,217,150)	318,332	122,469	(91,053)
Net income (loss) attributable to BREIT stockholders	(1,200,087)	314,439	121,272	(89,023)
Net gain (loss) per share	(0.86)	0.20	0.07	0.06

2019	March 31	June 30	September 30	December 31
Total revenues	$297,091	$354,308	$438,033	$596,840
Net loss	(50,096)	(52,784)	(126,494)	(184,869)
Net loss attributable to BREIT stockholders	(46,846)	(50,704)	(123,171)	(181,050)
Net loss per share	(0.10)	(0.08)	(0.15)	(0.17)

2018	March 31	June 30	September 30	December 31
Total revenues	$109,684	$152,226	$200,162	$261,186
Net loss	(49,638)	(51,944)	(58,763)	(131,120)
Net loss attributable to BREIT stockholders	(47,548)	(50,482)	(57,667)	(125,359)
Net loss per share	(0.23)	(0.19)	(0.17)	(0.30)

17. Subsequent Events

Acquisitions

Subsequent to December 31, 2020, the Company acquired an aggregate of $0.4 billion of real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to multifamily and industrial properties.

Subsequent to December 31, 2020, the Company closed a transaction to acquire an interest in two portfolios of industrial assets for a total purchase price of $0.9 billion.

Subsequent to December 31, 2020, the Company purchased an aggregate of $0.2 billion of investments in real estate debt.

Proceeds from the Issuance of Common Stock

Subsequent to December 31, 2020, the Company received $2.9 billion of proceeds from the sale of its common stock in the Offering and otherwise.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Multifamily Properties:
Mid Rise Apartments	Atlanta, GA	$130,000	$—	$171,709	$116	$5,857	$116	$177,566	$177,682	$(23,546)	2017
High Rise Apartments	Orlando, FL	63,600	10,030	97,652	26	11,112	10,056	108,764	118,820	(13,951)	2017
Garden Style Apartments	Addison, TX	36,140	9,382	37,786	54	2,271	9,436	40,057	49,493	(4,888)	2017
Garden Style Apartments	Orlando, FL	43,225	11,567	57,128	210	6,502	11,777	63,630	75,407	(7,693)	2017
Garden Style Apartments	Palm Beach Gardens, FL	69,777	24,422	73,818	434	7,115	24,856	80,933	105,789	(10,221)	2017
Garden Style Apartments	Gurnee, IL	41,340	10,899	42,850	430	5,092	11,329	47,942	59,271	(6,042)	2017
Garden Style Apartments	Lenexa, KS	20,767	2,156	28,655	166	2,074	2,322	30,729	33,051	(3,855)	2017
Garden Style Apartments	Henderson, NV	37,783	4,745	47,195	36	889	4,781	48,084	52,865	(6,225)	2017
Garden Style Apartments	Las Vegas, NV	37,487	6,071	46,952	17	709	6,088	47,661	53,749	(6,275)	2017
Garden Style Apartments	Las Vegas, NV	46,110	6,593	51,158	8	939	6,601	52,097	58,698	(6,677)	2017
Garden Style Apartments	Las Vegas, NV	33,704	6,632	37,909	100	1,850	6,732	39,759	46,491	(4,878)	2017
Garden Style Apartments	Las Vegas, NV	26,281	5,569	29,208	95	2,041	5,664	31,249	36,913	(3,951)	2017
Garden Style Apartments	Las Vegas, NV	75,400	17,565	80,840	218	1,377	17,783	82,217	100,000	(11,220)	2017
Garden Style Apartments	Gilbert, AZ	40,484	16,489	53,056	100	847	16,589	53,903	70,492	(6,303)	2017
Garden Style Apartments	Gilbert, AZ	48,129	15,574	54,663	63	92	15,637	54,755	70,392	(6,368)	2017
Garden Style Apartments	Dallas, TX	47,600	16,678	47,939	80	686	16,758	48,625	65,383	(5,658)	2017
Garden Style Apartments	Richardson, TX	42,500	11,754	49,788	79	760	11,833	50,548	62,381	(5,761)	2017
Garden Style Apartments	Modesto, CA	24,500	2,765	33,715	111	2,672	2,876	36,387	39,263	(4,039)	2017
Garden Style Apartments	Flagstaff, AZ	18,142	3,344	30,331	72	1,174	3,416	31,505	34,921	(3,599)	2017
Garden Style Apartments	Olympia, WA	22,884	3,940	27,206	41	1,559	3,981	28,765	32,746	(3,474)	2017
Garden Style Apartments	Gilbert, AZ	33,164	10,679	28,170	74	2,834	10,753	31,004	41,757	(3,431)	2017
Garden Style Apartments	Jacksonville, FL	42,828	11,548	55,009	533	5,239	12,081	60,248	72,329	(7,135)	2017
Garden Style Apartments	Jacksonville, FL	22,802	4,034	28,288	94	1,065	4,128	29,353	33,481	(3,346)	2017
Garden Style Apartments	Jacksonville, FL	22,368	3,996	29,314	106	1,031	4,102	30,345	34,447	(3,434)	2017
Garden Style Apartments	Nashville, TN	20,987	3,910	20,056	504	2,042	4,414	22,098	26,512	(2,615)	2017
Garden Style Apartments	Grand Prairie, TX	16,503	3,514	18,039	318	3,444	3,832	21,483	25,315	(2,323)	2017
Garden Style Apartments	Sumner, TN	23,357	2,222	32,374	65	505	2,287	32,879	35,166	(3,585)	2017
Garden Style Apartments	Louisville, KY	8,352	1,285	11,025	146	1,596	1,431	12,621	14,052	(1,387)	2017
Garden Style Apartments	North Richland Hills, TX	15,277	3,922	21,937	269	2,013	4,191	23,950	28,141	(2,560)	2017
Garden Style Apartments	Mansfield, TX	26,013	3,810	32,854	103	2,132	3,913	34,986	38,899	(3,975)	2017
Garden Style Apartments	Austin, TX	49,733	8,371	52,576	1,206	4,338	9,577	56,914	66,491	(6,211)	2017
Garden Style Apartments	Round Rock, TX	20,502	3,851	25,309	71	1,940	3,922	27,249	31,171	(3,070)	2017
Garden Style Apartments	Murfreesboro, TN	24,457	2,674	29,863	119	1,771	2,793	31,634	34,427	(3,352)	2017
Garden Style Apartments	San Antonio, TX	13,308	2,454	14,742	100	1,701	2,554	16,443	18,997	(1,789)	2017
Garden Style Apartments	Buda, TX	20,704	3,809	23,117	114	798	3,923	23,915	27,838	(2,878)	2017
Garden Style Apartments	Fair Oaks Ranch, TX	22,055	4,629	27,813	72	467	4,701	28,280	32,981	(2,989)	2017
Garden Style Apartments	San Marcos, TX	19,558	3,147	21,147	129	789	3,276	21,936	25,212	(2,449)	2017
Garden Style Apartments	Louisville, KY	7,845	2,205	13,227	205	1,595	2,410	14,822	17,232	(1,570)	2017
Garden Style Apartments	Louisville, KY	10,952	2,118	14,118	27	192	2,145	14,310	16,455	(1,429)	2017
Garden Style Apartments	Louisville, KY	11,050	1,680	12,500	16	857	1,696	13,357	15,053	(1,312)	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Nashville, TN	5,356	1,795	12,033	124	840	1,919	12,873	14,792	(1,285)	2017
Garden Style Apartments	Carrollton, TX	—	3,393	9,871	169	1,628	3,562	11,499	15,061	(1,208)	2017
Garden Style Apartments	Louisville, KY	—	295	1,927	6	91	301	2,018	2,319	(206)	2017
Garden Style Apartments	Hillsboro, OR	62,732	9,176	81,990	1	614	9,177	82,604	91,781	(8,923)	2017
Garden Style Apartments	Las Vegas, NV	33,897	14,447	34,871	90	2,740	14,537	37,611	52,148	(4,511)	2017
Garden Style Apartments	Las Vegas, NV	41,177	14,801	46,622	61	2,826	14,862	49,448	64,310	(5,955)	2017
Garden Style Apartments	Thornton, CO	44,325	9,711	47,052	732	3,556	10,443	50,608	61,051	(5,637)	2017
Garden Style Apartments	Everett, WA	47,705	19,105	46,552	366	4,152	19,471	50,704	70,175	(6,320)	2017
Garden Style Apartments	Miami, FL	95,299	28,419	103,131	315	237	28,734	103,368	132,102	(12,612)	2017
Garden Style Apartments	Sacramento, CA	99,990	19,181	124,339	284	4,733	19,465	129,072	148,537	(13,159)	2018
Garden Style Apartments	Tumwater, WA	53,049	16,515	57,382	117	5,287	16,632	62,669	79,301	(7,037)	2018
Garden Style Apartments	Las Vegas, NV	46,940	23,755	43,057	113	3,497	23,868	46,554	70,422	(5,333)	2018
Garden Style Apartments	University Place, WA	32,672	9,427	37,072	61	3,196	9,488	40,268	49,756	(4,094)	2018
Garden Style Apartments	Milwaukie, OR	26,835	8,306	30,319	135	1,679	8,441	31,998	40,439	(3,449)	2018
Garden Style Apartments	Liberty Lake, WA	29,904	5,501	31,785	160	5,162	5,661	36,947	42,608	(3,758)	2018
Garden Style Apartments	Randolph, MA	86,191	16,236	108,066	181	2,970	16,417	111,036	127,453	(10,352)	2018
Garden Style Apartments	Orlando, FL	36,881	7,989	48,397	312	4,263	8,301	52,660	60,961	(5,094)	2018
Garden Style Apartments	Jacksonville, FL	37,338	8,186	43,909	162	2,352	8,348	46,261	54,609	(4,647)	2018
Garden Style Apartments	Gresham, OR	33,268	4,825	49,266	146	1,397	4,971	50,663	55,634	(4,801)	2018
Garden Style Apartments	Turlock, CA	22,951	2,241	35,067	97	1,706	2,338	36,773	39,111	(3,349)	2018
Garden Style Apartments	Las Vegas, NV	47,190	22,388	47,117	240	2,561	22,628	49,678	72,306	(5,533)	2018
Garden Style Apartments	Phoenix, AZ	29,728	8,738	37,766	79	2,439	8,817	40,205	49,022	(4,289)	2018
Garden Style Apartments	Glendale, AZ	40,671	12,242	49,800	8	420	12,250	50,220	62,470	(6,260)	2018
Garden Style Apartments	Glendale, AZ	25,610	6,505	32,193	58	2,460	6,563	34,653	41,216	(3,145)	2018
Garden Style Apartments	Tempe, AZ	42,703	11,433	52,606	183	3,458	11,616	56,064	67,680	(5,162)	2018
Garden Style Apartments	Phoenix, AZ	35,043	9,847	42,718	224	4,199	10,071	46,917	56,988	(4,272)	2018
Garden Style Apartments	Chandler, AZ	29,600	7,521	36,794	76	2,500	7,597	39,294	46,891	(3,567)	2018
Garden Style Apartments	Surprise, AZ	44,982	10,845	55,009	49	3,857	10,894	58,866	69,760	(5,724)	2018
Garden Style Apartments	Peoria, AZ	22,745	4,833	27,719	36	2,459	4,869	30,178	35,047	(2,566)	2018
Garden Style Apartments	Las Vegas, NV	44,687	4,630	59,893	153	2,473	4,783	62,366	67,149	(4,641)	2018
Garden Style Apartments	Phoenix, AZ	39,179	11,626	46,444	96	61	11,722	46,505	58,227	(3,804)	2019
Garden Style Apartments	Moreno Valley, CA	61,710	9,483	82,211	17	1,509	9,500	83,720	93,220	(5,900)	2019
Garden Style Apartments	Temecula, CA	60,424	6,541	82,161	39	162	6,580	82,323	88,903	(5,588)	2019
Garden Style Apartments	Santa Fe Springs, CA	28,220	10,795	44,758	27	291	10,822	45,049	55,871	(2,938)	2019
Garden Style Apartments	St. Petersburg, FL	43,506	12,618	50,172	90	2,803	12,708	52,975	65,683	(3,402)	2019
Garden Style Apartments	Orlando, FL	39,260	8,422	59,988	82	289	8,504	60,277	68,781	(3,960)	2019
Garden Style Apartments	Lewisville, TX	31,169	5,777	40,840	31	563	5,808	41,403	47,211	(2,881)	2019
Garden Style Apartments	Englewood, CO	45,500	6,685	65,881	75	128	6,760	66,009	72,769	(4,112)	2019
Garden Style Apartments	Centennial, CO	35,037	6,492	44,555	81	1,930	6,573	46,485	53,058	(3,211)	2019
Garden Style Apartments	Hillsboro, OR	32,299	7,011	45,819	8	232	7,019	46,051	53,070	(2,984)	2019
Garden Style Apartments	Portland, OR	—	4,006	24,748	2	273	4,008	25,021	29,029	(1,598)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Charlotte, NC	35,463	8,328	43,217	948	720	9,276	43,937	53,213	(3,522)	2019
Garden Style Apartments	Woodstock, GA	34,856	8,236	42,166	25	800	8,261	42,966	51,227	(2,840)	2019
Garden Style Apartments	Ladson, SC	30,738	6,512	35,603	35	1,046	6,547	36,649	43,196	(2,750)	2019
Garden Style Apartments	Hopkinton, MA	46,865	9,298	52,822	15	378	9,313	53,200	62,513	(3,590)	2019
Garden Style Apartments	Henderson, NV	64,844	13,651	81,360	120	633	13,771	81,993	95,764	(4,684)	2019
Garden Style Apartments	Henderson, NV	63,205	12,949	74,610	110	512	13,059	75,122	88,181	(4,857)	2019
Garden Style Apartments	Henderson, NV	49,374	9,009	55,495	54	505	9,063	56,000	65,063	(3,540)	2019
Garden Style Apartments	Las Vegas, NV	—	17,312	72,129	33	206	17,345	72,335	89,680	(3,169)	2019
Garden Style Apartments	Orlando, FL	51,986	10,521	62,358	60	236	10,581	62,594	73,175	(3,845)	2019
Garden Style Apartments	Lithia Springs, GA	26,046	6,054	31,725	22	726	6,076	32,451	38,527	(2,189)	2019
Garden Style Apartments	Las Vegas, NV	37,700	12,345	41,864	220	1,290	12,565	43,154	55,719	(3,032)	2019
Garden Style Apartments	Charlotte, NC	33,000	7,280	31,350	63	3,466	7,343	34,816	42,159	(1,986)	2019
Garden Style Apartments	Charlotte, NC	46,600	9,181	56,344	41	3,135	9,222	59,479	68,701	(2,953)	2019
Garden Style Apartments	Phoenix, AZ	51,000	18,229	56,120	24	3,258	18,253	59,378	77,631	(3,131)	2019
Garden Style Apartments	Corona Hills, CA	62,833	14,083	80,264	100	2,754	14,183	83,018	97,201	(5,276)	2019
Garden Style Apartments	Moreno Valley, CA	45,475	10,070	58,439	21	1,756	10,091	60,195	70,286	(3,549)	2019
Garden Style Apartments	Lakeland, FL	41,800	8,788	49,612	101	3,521	8,889	53,133	62,022	(3,256)	2019
Garden Style Apartments	Peoria, AZ	46,150	11,935	55,630	54	238	11,989	55,868	67,857	(4,259)	2019
Garden Style Apartments	Kennewick, WA	20,131	2,755	24,092	198	1,881	2,953	25,973	28,926	(1,790)	2019
Garden Style Apartments	Richland, WA	23,254	2,725	27,396	61	1,562	2,786	28,958	31,744	(1,939)	2019
Garden Style Apartments	Woodland, CA	18,873	3,201	29,394	6	1,101	3,207	30,495	33,702	(1,686)	2019
Garden Style Apartments	Puyallup, WA	61,384	14,387	71,631	172	3,120	14,559	74,751	89,310	(4,183)	2019
Garden Style Apartments	Orlando, FL	51,810	8,559	60,029	147	4,401	8,706	64,430	73,136	(3,930)	2019
Garden Style Apartments	Charlotte, NC	35,422	12,883	86,351	448	382	13,331	86,733	100,064	(5,221)	2019
Garden Style Apartments	Chandler, AZ	55,278	17,512	60,177	61	1,167	17,573	61,344	78,917	(3,225)	2019
Garden Style Apartments	Ococee, FL	63,292	17,226	76,229	31	779	17,257	77,008	94,265	(3,403)	2019
Garden Style Apartments	Huntersville, NC	38,430	8,868	48,880	41	529	8,909	49,409	58,318	(2,188)	2019
Garden Style Apartments	Arlington, TX	34,000	13,290	35,267	44	280	13,334	35,547	48,881	(1,580)	2019
Garden Style Apartments	Orlando, FL	35,400	5,197	48,490	11	851	5,208	49,341	54,549	(1,857)	2019
Garden Style Apartments	Oviedo, FL	38,878	7,594	49,002	87	1,499	7,681	50,501	58,182	(2,037)	2019
Garden Style Apartments	Largo, FL	45,600	8,822	56,744	22	134	8,844	56,878	65,722	(2,502)	2019
Garden Style Apartments	Tampa, FL	37,375	8,514	45,818	3	53	8,517	45,871	54,388	(2,117)	2019
Garden Style Apartments	Westminster, CO	54,625	6,235	72,861	44	326	6,279	73,187	79,466	(3,913)	2019
Garden Style Apartments	Westminster, CO	52,723	6,523	66,313	23	219	6,546	66,532	73,078	(3,833)	2019
Garden Style Apartments	Loveland, CO	36,127	5,020	42,672	3	201	5,023	42,873	47,896	(2,503)	2019
Garden Style Apartments	Raleigh, NC	27,760	5,151	34,409	52	64	5,203	34,473	39,676	(2,258)	2019
Garden Style Apartments	Jacksonville, FL	31,689	4,327	41,150	12	79	4,339	41,229	45,568	(2,539)	2019
Garden Style Apartments	Henderson, NV	44,050	8,205	49,247	78	1,161	8,283	50,408	58,691	(3,215)	2019
Garden Style Apartments	Oregon City, OR	21,556	34,849	29,218	5	41	34,854	29,259	64,113	(1,629)	2019
Garden Style Apartments	Garner, NC	40,700	6,181	43,921	4	864	6,185	44,785	50,970	(1,970)	2019
Garden Style Apartments	Northglenn, CO	48,022	14,198	126,198	102	2,840	14,300	129,038	143,338	(6,046)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Las Vegas, NV	51,900	16,341	60,038	12	975	16,353	61,013	77,366	(2,684)	2019
Garden Style Apartments	Las Vegas, NV	42,500	10,559	50,075	8	542	10,567	50,617	61,184	(2,295)	2019
Garden Style Apartments	Las Vegas, NV	35,500	9,308	43,490	10	542	9,318	44,032	53,350	(1,967)	2019
Garden Style Apartments	Las Vegas, NV	23,500	6,257	27,266	29	380	6,286	27,646	33,932	(1,219)	2019
Garden Style Apartments	Miami, FL	66,226	17,618	82,333	42	152	17,660	82,485	100,145	(4,691)	2019
Garden Style Apartments	Miami, FL	69,753	17,721	81,590	101	212	17,822	81,802	99,624	(4,674)	2019
Garden Style Apartments	Dunwoody, GA	27,400	2,837	39,187	30	659	2,867	39,846	42,713	(2,121)	2019
Garden Style Apartments	Atlanta, GA	34,000	3,332	50,184	26	1,085	3,358	51,269	54,627	(2,719)	2019
Garden Style Apartments	Atlanta, GA	35,000	4,203	51,699	19	797	4,222	52,496	56,718	(2,802)	2019
Garden Style Apartments	Phoenix, AZ	72,818	18,048	78,354	145	2,934	18,193	81,288	99,481	(4,539)	2019
Garden Style Apartments	Savannah, GA	28,925	5,613	35,434	122	25	5,735	35,459	41,194	(2,414)	2019
Garden Style Apartments	Glendale, AZ	22,783	9,359	31,129	27	738	9,386	31,867	41,253	(1,672)	2019
Garden Style Apartments	Austin, TX	21,800	10,358	51,589	3	63	10,361	51,652	62,013	(2,106)	2019
Garden Style Apartments	Raleigh, NC	—	12,329	63,193	47	186	12,376	63,379	75,755	(3,416)	2019
Garden Style Apartments	Irving, TX	74,526	21,692	90,742	16	254	21,708	90,996	112,704	(3,015)	2020
Garden Style Apartments	Dallas, TX	51,393	19,822	51,005	7	65	19,829	51,070	70,899	(1,756)	2020
Garden Style Apartments	Irving, TX	47,953	13,218	60,595	12	87	13,230	60,682	73,912	(1,941)	2020
Garden Style Apartments	Carrollton, TX	37,024	11,489	43,255	8	105	11,497	43,360	54,857	(1,572)	2020
Garden Style Apartments	Fort Worth, TX	21,356	7,454	20,485	9	100	7,463	20,585	28,048	(751)	2020
Garden Style Apartments	Houston, TX	52,189	15,026	58,642	7	62	15,033	58,704	73,737	(1,898)	2020
Garden Style Apartments	San Antonio, TX	24,182	4,124	26,223	—	21	4,124	26,244	30,368	(870)	2020
Garden Style Apartments	Apopka, FL	92,696	26,990	101,199	2,522	1,019	29,512	102,218	131,730	(3,446)	2020
Garden Style Apartments	Saint Petersburg, FL	53,008	10,532	61,670	121	188	10,653	61,858	72,511	(1,894)	2020
Garden Style Apartments	Brandon, FL	49,046	12,576	56,468	27	46	12,603	56,514	69,117	(1,969)	2020
Garden Style Apartments	Decatur, GA	71,520	18,872	77,893	3	93	18,875	77,986	96,861	(2,583)	2020
Garden Style Apartments	Lawrenceville, GA	59,293	14,432	63,570	14	75	14,446	63,645	78,091	(2,238)	2020
Garden Style Apartments	Alpharetta, GA	45,767	13,203	44,631	2	80	13,205	44,711	57,916	(1,813)	2020
Garden Style Apartments	Columbus, OH	60,044	8,842	70,529	16	136	8,858	70,665	79,523	(2,015)	2020
Garden Style Apartments	Canal Winchester, OH	24,660	5,771	28,765	3	20	5,774	28,785	34,559	(1,095)	2020
Garden Style Apartments	Durham, NC	38,800	9,737	41,148	—	71	9,737	41,219	50,956	(1,452)	2020
Garden Style Apartments	Charlotte, NC	38,800	10,890	41,088	—	16	10,890	41,104	51,994	(1,492)	2020
Garden Style Apartments	Mooresville, NC	29,920	5,160	36,438	—	21	5,160	36,459	41,619	(1,121)	2020
Garden Style Apartments	Denver, CO	75,824	15,371	87,383	78	116	15,449	87,499	102,948	(2,758)	2020
Garden Style Apartments	Altamonte Springs, FL	77,700	17,053	94,740	19	60	17,072	94,800	111,872	(2,266)	2020
Garden Style Apartments	Durham, NC	38,638	11,076	51,315	5	27	11,081	51,342	62,423	(1,362)	2020
Garden Style Apartments	Columbus, OH	108,000	24,259	101,270	14	1,036	24,273	102,306	126,579	(3,813)	2020
Garden Style Apartments	Orlando, FL	55,586	11,004	74,107	41	938	11,045	75,045	86,090	(2,219)	2020
Garden Style Apartments	Holly Springs, GA	58,984	9,979	59,792	—	—	9,979	59,792	69,771	(584)	2020
Garden Style Apartments	Raleigh, NC	45,481	4,659	99,823	—	—	4,659	99,823	104,482	(591)	2020
Garden Style Apartments	Alpharetta, GA	58,984	17,729	65,821	—	42	17,729	65,863	83,592	(635)	2020
Garden Style Apartments	Atlanta, GA	—	17,098	89,292	—	6	17,098	89,298	106,396	(724)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Garden Style Apartments	Nashville, TN	—	14,006	87,118	—	—	14,006	87,118	101,124	(402)	2020
Garden Style Apartments	Charlotte, NC	—	11,096	48,561	—	9	11,096	48,570	59,666	(481)	2020
Garden Style Apartments	Parker, CO	63,000	16,502	81,557	—	—	16,502	81,557	98,059	(320)	2020
Garden Style Apartments	Jacksonville, FL	63,000	12,922	79,134	—	—	12,922	79,134	92,056	(303)	2020
Garden Style Apartments	Atlanta, GA	116,500	31,267	139,612	—	—	31,267	139,612	170,879	(504)	2020
Garden Style Apartments	Charlotte, NC	31,000	9,782	34,570	—	—	9,782	34,570	44,352	(137)	2020
Garden Style Apartments	Plano, TX	36,500	10,682	41,121	—	20	10,682	41,141	51,823	(174)	2020
Garden Style Apartments	Richardson, TX	60,500	18,577	70,954	—	—	18,577	70,954	89,531	(288)	2020
Garden Style Apartments	Orlando, FL	63,000	14,318	69,795	—	14	14,318	69,809	84,127	(222)	2020
Garden Style Apartments	Tampa, FL	19,270	5,408	26,377	—	—	5,408	26,377	31,785	(40)	2020
Garden Style Apartments	Orlando, FL	43,500	11,724	50,750	—	—	11,724	50,750	62,474	(78)	2020
Garden Style Apartments	Marietta, GA	50,175	25,878	61,332	—	—	25,878	61,332	87,210	(95)	2020
Garden Style Apartments	Columbus, OH	7,885	1,081	4,728	—	—	1,081	4,728	5,809	(7)	2020
Garden Style Apartments	Overland Park, KS	—	8,523	59,554	—	—	8,523	59,554	68,077	(96)	2020
Garden Style Apartments	Olathe, KS	—	8,030	38,847	—	—	8,030	38,847	46,877	(73)	2020
Manufactured Housing Community	Phoenix, AZ	18,185	29,613	739	382	17	29,995	756	30,751	(1,406)	2018
Manufactured Housing Community	Mesa, AZ	14,742	22,145	782	65	359	22,210	1,141	23,351	(1,572)	2018
Manufactured Housing Community	Apache Junction, AZ	13,996	19,276	266	123	1,781	19,399	2,047	21,446	(1,575)	2018
Manufactured Housing Community	Mesa, AZ	13,317	17,180	423	51	1	17,231	424	17,655	(1,090)	2018
Manufactured Housing Community	Apache Junction, AZ	10,307	14,542	236	52	4	14,594	240	14,834	(780)	2018
Manufactured Housing Community	Mesa, AZ	5,818	8,476	382	54	—	8,530	382	8,912	(563)	2018
Manufactured Housing Community	Indio, CA	6,906	7,220	193	176	29	7,396	222	7,618	(607)	2018
Manufactured Housing Community	San Marcos, CA	5,407	6,236	309	117	30	6,353	339	6,692	(506)	2018
Manufactured Housing Community	Mesa, AZ	5,920	7,820	461	94	13	7,914	474	8,388	(547)	2018
Manufactured Housing Community	Indio, CA	5,820	6,540	113	109	182	6,649	295	6,944	(709)	2018
Manufactured Housing Community	Apache Junction, AZ	3,077	6,400	245	22	—	6,422	245	6,667	(502)	2018
Manufactured Housing Community	Apache Junction, AZ	5,625	8,146	219	1	2	8,147	221	8,368	(534)	2018
Manufactured Housing Community	Apache Junction, AZ	3,681	6,793	206	9	6	6,802	212	7,014	(475)	2018
Manufactured Housing Community	Apache Junction, AZ	2,459	4,163	149	71	12	4,234	161	4,395	(368)	2018
Manufactured Housing Community	Mesa, AZ	6,077	8,763	164	11	1	8,774	165	8,939	(797)	2018
Manufactured Housing Community	Cottonwood, AZ	2,230	3,313	81	16	—	3,329	81	3,410	(278)	2018
Manufactured Housing Community	Cottonwood, AZ	4,541	5,238	244	67	12	5,305	256	5,561	(601)	2018
Manufactured Housing Community	Chandler, AZ	3,334	4,293	78	37	3	4,330	81	4,411	(257)	2018
Manufactured Housing Community	Apache Junction, AZ	2,298	3,835	61	22	2	3,857	63	3,920	(228)	2018
Manufactured Housing Community	Desert Hot Springs, CA	12,342	15,223	707	256	55	15,479	762	16,241	(1,440)	2018
Manufactured Housing Community	Apache Junction, AZ	5,637	7,527	289	48	46	7,575	335	7,910	(531)	2018
Manufactured Housing Community	Apache Junction, AZ	2,471	5,503	365	15	5	5,518	370	5,888	(492)	2018
Manufactured Housing Community	Las Vegas, NV	6,075	7,682	220	70	68	7,752	288	8,040	(609)	2018
Manufactured Housing Community	Tavares, FL	5,864	4,390	1,244	6	38	4,396	1,282	5,678	(659)	2018
Manufactured Housing Community	Apache Junction, AZ	4,032	5,163	25	3	14	5,166	39	5,205	(478)	2019
Manufactured Housing Community	Peoria, AZ	4,376	8,878	1,229	42	5	8,920	1,234	10,154	(818)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Manufactured Housing Community	Glendale, AZ	10,984	20,791	1,354	20	43	20,811	1,397	22,208	(1,298)	2019
Manufactured Housing Community	Mesa, AZ	5,451	8,589	1,280	266	206	8,855	1,486	10,341	(924)	2019
Manufactured Housing Community	Phoenix, AZ	6,384	8,996	499	9	—	9,005	499	9,504	(699)	2019
Manufactured Housing Community	Naples, FL	—	3,664	383	17	32	3,681	415	4,096	(172)	2019
Manufactured Housing Community	Waldorf, MD	4,754	5,741	656	65	210	5,806	866	6,672	(388)	2019
Manufactured Housing Community	Winter Haven, FL	8,369	11,585	381	6	88	11,591	469	12,060	(331)	2019
Manufactured Housing Community	Tarpon Springs, FL	7,547	8,980	491	23	206	9,003	697	9,700	(764)	2019
Manufactured Housing Community	Chandler, AZ	9,101	12,111	321	—	—	12,111	321	12,432	(635)	2019
Manufactured Housing Community	Phoenix, AZ	7,080	9,757	189	10	—	9,767	189	9,956	(633)	2019
Manufactured Housing Community	Chandler, AZ	4,289	5,532	584	12	—	5,544	584	6,128	(346)	2019
Manufactured Housing Community	Clearwater, FL	4,040	6,468	198	5	—	6,473	198	6,671	(145)	2020
Manufactured Housing Community	Clearwater, FL	—	9,099	808	—	—	9,099	808	9,907	(99)	2020
Manufactured Housing Community	LaBelle, FL	22,751	32,857	1,232	4	—	32,861	1,232	34,093	(528)	2020
Manufactured Housing Community	Leesburg, FL	15,293	22,749	1,025	—	—	22,749	1,025	23,774	(527)	2020
Manufactured Housing Community	Leesburg, FL	10,671	17,759	435	—	40	17,759	475	18,234	(343)	2020
Manufactured Housing Community	LaBelle, FL	1,564	5,736	461	2	—	5,738	461	6,199	(147)	2020
Manufactured Housing Community	Mesa, AZ	32,677	52,564	810	22	9	52,586	819	53,405	(820)	2020
Manufactured Housing Community	Puyallup, WA	14,593	23,000	907	4	—	23,004	907	23,911	(311)	2020
Manufactured Housing Community	Harrison, OH	23,381	33,479	2,999	5	—	33,484	2,999	36,483	(1,052)	2020
Manufactured Housing Community	Lakeland, FL	12,293	19,114	373	2	—	19,116	373	19,489	(309)	2020
Manufactured Housing Community	Petaluma, CA	—	12,275	1,393	—	—	12,275	1,393	13,668	(58)	2020
Manufactured Housing Community	Sorrento, FL	—	60,502	3,358	—	—	60,502	3,358	63,860	(77)	2020
Manufactured Housing Community	Arcadia, FL	23,217	30,093	6,947	—	—	30,093	6,947	37,040	(83)	2020
Manufactured Housing Community	St. Petersburg, FL	21,429	47,205	1,263	—	—	47,205	1,263	48,468	(50)	2020
Manufactured Housing Community	Saint Cloud, FL	24,450	29,789	2,605	—	—	29,789	2,605	32,394	(37)	2020
Manufactured Housing Community	Stockbridge, GA	9,155	22,299	265	—	—	22,299	265	22,564	(62)	2020
Manufactured Housing Community	Melbourne, FL	13,042	24,669	933	—	—	24,669	933	25,602	(52)	2020
Manufactured Housing Community	Sorrento, FL	10,922	29,438	342	—	—	29,438	342	29,780	(22)	2020
Manufactured Housing Community	McDonough, GA	—	13,168	1,496	—	—	13,168	1,496	14,664	(64)	2020
Manufactured Housing Community	St. Petersburg, FL	10,402	17,169	960	—	—	17,169	960	18,129	(52)	2020
Manufactured Housing Community	Vero Beach, FL	11,756	19,117	983	—	—	19,117	983	20,100	(50)	2020
Manufactured Housing Community	St. Petersburg, FL	—	15,491	785	—	—	15,491	785	16,276	(31)	2020
Manufactured Housing Community	Tucson, AZ	9,820	12,620	1,838	—	—	12,620	1,838	14,458	(30)	2020
Manufactured Housing Community	Lithia Springs, GA	—	13,779	140	—	—	13,779	140	13,919	(48)	2020
Manufactured Housing Community	Bonita Springs, FL	—	9,036	1,044	—	—	9,036	1,044	10,080	(14)	2020
Manufactured Housing Community	West Palm Beach, FL	8,522	13,230	646	—	—	13,230	646	13,876	(27)	2020
Manufactured Housing Community	Sarasota, FL	6,120	8,933	596	—	—	8,933	596	9,529	(21)	2020
Manufactured Housing Community	Melbourne, FL	6,247	7,766	283	—	—	7,766	283	8,049	(7)	2020
Manufactured Housing Community	Webster, FL	5,264	3,780	4,427	—	—	3,780	4,427	8,207	(38)	2020
Manufactured Housing Community	St. Cloud, FL	5,799	8,461	791	—	—	8,461	791	9,252	(23)	2020
Manufactured Housing Community	Sarasota, FL	—	6,880	9	—	—	6,880	9	6,889	(17)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Manufactured Housing Community	Clearwater, FL	4,191	7,157	661	—	—	7,157	661	7,818	(16)	2020
Manufactured Housing Community	North Jupiter, FL	—	5,357	628	—	—	5,357	628	5,985	(5)	2020
Manufactured Housing Community	Port Orange, FL	3,716	6,558	513	—	—	6,558	513	7,071	(15)	2020
Manufactured Housing Community	Wildwood, FL	4,712	4,939	281	—	—	4,939	281	5,220	(12)	2020
Manufactured Housing Community	Stuart, FL	—	7,142	419	—	—	7,142	419	7,561	(16)	2020
Manufactured Housing Community	Wildwood, FL	3,535	5,255	504	—	—	5,255	504	5,759	(15)	2020
Manufactured Housing Community	Ormond Beach, FL	4,215	6,907	521	—	—	6,907	521	7,428	(17)	2020
Manufactured Housing Community	Apache Junction, AZ	3,484	4,674	979	—	—	4,674	979	5,653	(21)	2020
Manufactured Housing Community	Dade City, FL	4,224	4,259	673	—	—	4,259	673	4,932	(17)	2020
Manufactured Housing Community	Zephyrhills, FL	—	2,783	626	—	—	2,783	626	3,409	(13)	2020
Manufactured Housing Community	Starke, FL	—	4,279	1,257	—	—	4,279	1,257	5,536	(9)	2020
Manufactured Housing Community	Fort Myers, FL	—	2,924	754	—	—	2,924	754	3,678	(11)	2020
Manufactured Housing Community	Cedar Key, FL	—	3,082	—	—	—	3,082	—	3,082	—	2020
Manufactured Housing Community	Hallandale Beach, FL	2,663	4,702	—	—	—	4,702	—	4,702	(9)	2020
Manufactured Housing Community	Apache Junction, AZ	2,249	3,131	215	—	—	3,131	215	3,346	(11)	2020
Manufactured Housing Community	St. Petersburg, FL	—	3,513	105	—	—	3,513	105	3,618	(2)	2020
Manufactured Housing Community	Ocala, FL	1,892	3,722	284	—	—	3,722	284	4,006	(20)	2020
Manufactured Housing Community	Inglis, FL	—	1,393	267	—	—	1,393	267	1,660	(6)	2020
Manufactured Housing Community	Prescott Valley, AZ	4,274	5,091	541	—	—	5,091	541	5,632	(23)	2020
Manufactured Housing Community	Mesa, AZ	7,610	11,514	1,631	—	—	11,514	1,631	13,145	(33)	2020
Manufactured Housing Community	Clover, SC	—	3,356	172	—	—	3,356	172	3,528	(17)	2020
Student Housing	Tempe, AZ	97,149	14,180	111,719	2	246	14,182	111,965	126,147	(8,579)	2018
Student Housing	Tuscaloosa, AL	65,931	16,579	74,404	—	957	16,579	75,361	91,940	(5,879)	2018
Student Housing	Tucson, AZ	67,269	5,956	82,701	9	250	5,965	82,951	88,916	(6,337)	2018
Student Housing	State College, PA	65,018	8,422	76,294	30	1,914	8,452	78,208	86,660	(6,228)	2018
Student Housing	Blacksburg, VA	64,532	12,698	71,693	259	263	12,957	71,956	84,913	(5,879)	2018
Student Housing	State College, PA	51,294	8,456	59,511	26	371	8,482	59,882	68,364	(4,810)	2018
Student Housing	Orlando, FL	48,066	4,854	60,003	75	1,509	4,929	61,512	66,441	(4,819)	2018
Student Housing	Charlottesville, VA	47,130	175	70,119	276	1,644	451	71,763	72,214	(5,476)	2018
Student Housing	Boulder, CO	42,221	9,300	47,270	43	958	9,343	48,228	57,571	(3,768)	2018
Student Housing	Greenville, NC	45,961	8,458	45,948	69	84	8,527	46,032	54,559	(3,645)	2018
Student Housing	Tucson, AZ	39,290	5,128	57,842	—	70	5,128	57,912	63,040	(4,435)	2018
Student Housing	Kent, OH	36,477	3,052	41,735	20	448	3,072	42,183	45,255	(3,321)	2018
Student Housing	Riverside, CA	29,818	3,966	40,159	32	1,010	3,998	41,169	45,167	(3,134)	2018
Student Housing	Louisville, KY	34,266	10,401	31,231	88	79	10,489	31,310	41,799	(2,529)	2018
Student Housing	Charlottesville, VA	6,071	1,809	6,385	19	48	1,828	6,433	8,261	(509)	2018
Student Housing	Boulder, CO	26,742	8,330	26,688	—	789	8,330	27,477	35,807	(2,145)	2018
Student Housing	Auburn, AL	21,924	3,835	28,175	—	—	3,835	28,175	32,010	(2,219)	2018
Student Housing	Berkeley, CA	12,552	4,584	16,540	6	405	4,590	16,945	21,535	(1,317)	2018
Student Housing	Charlottesville, VA	15,237	3,134	17,545	—	169	3,134	17,714	20,848	(1,361)	2018
Student Housing	Athens, GA	46,200	4,931	68,771	4	354	4,935	69,125	74,060	(5,422)	2018
Total Multifamily Properties:		$8,236,432	$3,008,130	$10,278,677	$22,608	$257,778	$3,030,738	$10,536,455	$13,567,193	$(732,991)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties:
Cold Storage Warehouse	Stockton, CA	(B)	$14,488	$50,262	$—	$—	$14,488	$50,262	$64,750	$(4,646)	2018
Cold Storage Warehouse	Union City, CA	(B)	6,785	46,830	—	168	6,785	46,998	53,783	(3,456)	2018
Cold Storage Warehouse	Aberdeen, MD	(B)	5,789	38,820	—	—	5,789	38,820	44,609	(3,224)	2018
Cold Storage Warehouse	Atlanta, GA	(B)	3,134	30,130	—	1,608	3,134	31,738	34,872	(3,019)	2018
Cold Storage Warehouse	Austin, TX	(B)	3,132	19,010	—	3,004	3,132	22,014	25,146	(1,751)	2018
Cold Storage Warehouse	Stockton, CA	(B)	2,287	15,817	—	—	2,287	15,817	18,104	(1,377)	2018
Warehouse	Stockton, CA	(C)	10,079	21,240	—	541	10,079	21,781	31,860	(3,502)	2017
Warehouse	Alpharetta, GA	(C)	998	7,705	—	17	998	7,722	8,720	(822)	2017
Warehouse	Lithia Springs, GA	(C)	1,105	8,687	—	—	1,105	8,687	9,792	(1,084)	2017
Warehouse	Austell, GA	(C)	5,344	97,869	—	2,658	5,344	100,527	105,871	(11,650)	2017
Warehouse	Austell, GA	(C)	1,336	5,481	—	182	1,336	5,663	6,999	(805)	2017
Warehouse	Austell, GA	(C)	1,342	5,761	—	192	1,342	5,953	7,295	(883)	2017
Warehouse	Lombard, IL	(C)	483	3,489	—	42	483	3,531	4,014	(394)	2017
Warehouse	Carol Stream, IL	(C)	1,184	4,511	—	—	1,184	4,511	5,695	(569)	2017
Warehouse	Elgin, IL	(C)	620	2,733	—	74	620	2,807	3,427	(349)	2017
Warehouse	Elgin, IL	(C)	1,118	5,172	—	205	1,118	5,377	6,495	(581)	2017
Warehouse	Libertyville, IL	(C)	850	4,340	—	63	850	4,403	5,253	(597)	2017
Warehouse	Carol Stream, IL	(C)	757	6,727	—	52	757	6,779	7,536	(746)	2017
Warehouse	Addison, IL	(C)	888	5,810	—	1,606	888	7,416	8,304	(804)	2017
Warehouse	Carol Stream, IL	(C)	837	5,902	—	85	837	5,987	6,824	(686)	2017
Warehouse	Bensenville, IL	(C)	1,001	7,908	—	597	1,001	8,505	9,506	(962)	2017
Warehouse	Glendale Heights, IL	(C)	416	2,837	—	46	416	2,883	3,299	(334)	2017
Warehouse	Roselle, IL	(C)	1,166	6,812	—	77	1,166	6,889	8,055	(824)	2017
Warehouse	Hanover Park, IL	(C)	1,090	5,342	—	—	1,090	5,342	6,432	(664)	2017
Warehouse	Bolingbrook, IL	(C)	1,892	4,023	—	65	1,892	4,088	5,980	(566)	2017
Warehouse	Bolingbrook, IL	(C)	2,313	9,953	—	318	2,313	10,271	12,584	(1,243)	2017
Warehouse	Romeoville, IL	(C)	860	4,193	—	—	860	4,193	5,053	(461)	2017
Warehouse	Houston, TX	(C)	632	2,416	—	28	632	2,444	3,076	(297)	2017
Warehouse	Houston, TX	(C)	707	4,911	—	9	707	4,920	5,627	(584)	2017
Warehouse	Mechanicsburg, PA	(C)	1,467	21,649	—	—	1,467	21,649	23,116	(2,439)	2017
Warehouse	Middletown, PA	(C)	866	12,492	—	53	866	12,545	13,411	(1,383)	2017
Warehouse	Mechanicsburg, PA	(C)	399	2,984	—	5	399	2,989	3,388	(423)	2017
Warehouse	Grand Prairie, TX	(C)	1,027	5,762	—	255	1,027	6,017	7,044	(782)	2017
Warehouse	Dallas, TX	(C)	863	3,943	—	976	863	4,919	5,782	(614)	2017
Warehouse	Grand Prairie, TX	(C)	1,052	6,266	—	293	1,052	6,559	7,611	(814)	2017
Warehouse	Orlando, FL	(C)	937	5,149	—	20	937	5,169	6,106	(619)	2017
Warehouse	Orlando, FL	(C)	590	4,064	—	—	590	4,064	4,654	(442)	2017
Warehouse	Houston, TX	(C)	1,662	11,944	—	474	1,662	12,418	14,080	(1,381)	2017
Warehouse	Houston, TX	(C)	1,645	12,220	—	154	1,645	12,374	14,019	(1,333)	2017
Warehouse	Houston, TX	(C)	1,294	8,167	—	33	1,294	8,200	9,494	(896)	2017

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Houston, TX	(C)	1,149	5,722	—	29	1,149	5,751	6,900	(692)	2017
Warehouse	Houston, TX	(C)	1,178	7,520	—	570	1,178	8,090	9,268	(979)	2017
Warehouse	Allen, TX	(C)	2,474	15,664	—	411	2,474	16,075	18,549	(2,098)	2017
Warehouse	Jacksonville, FL	(C)	3,056	20,161	—	160	3,056	20,321	23,377	(1,727)	2017
Warehouse	Jonesboro, GA	(C)	2,804	14,537	—	—	2,804	14,537	17,341	(1,630)	2017
Warehouse	La Vergne, TN	(C)	3,574	16,037	—	228	3,574	16,265	19,839	(1,860)	2017
Warehouse	Jacksonville, FL	(C)	2,261	15,933	—	—	2,261	15,933	18,194	(1,552)	2017
Warehouse	Jacksonville, FL	(C)	3,291	22,985	—	212	3,291	23,197	26,488	(2,315)	2017
Warehouse	Aurora, IL	(C)	17,424	43,812	—	—	17,424	43,812	61,236	(4,616)	2018
Warehouse	Aurora, IL	(C)	8,455	34,026	—	—	8,455	34,026	42,481	(3,224)	2018
Warehouse	Aurora, IL	(C)	10,116	23,150	—	—	10,116	23,150	33,266	(2,617)	2018
Warehouse	Fairfield, NJ	(B)	1,232	2,755	—	3	1,232	2,758	3,990	(343)	2017
Warehouse	Fairfield, NJ	(B)	1,767	4,676	—	102	1,767	4,778	6,545	(503)	2017
Warehouse	Fairfield, NJ	(B)	3,223	4,180	—	6	3,223	4,186	7,409	(568)	2017
Warehouse	Fairfield, NJ	(B)	1,093	4,074	—	23	1,093	4,097	5,190	(441)	2017
Warehouse	Fairfield, NJ	(B)	1,101	1,674	—	59	1,101	1,733	2,834	(208)	2017
Warehouse	Fairfield, NJ	(B)	1,170	1,900	—	5	1,170	1,905	3,075	(226)	2017
Warehouse	Fairfield, NJ	(B)	4,219	5,936	—	33	4,219	5,969	10,188	(621)	2017
Warehouse	Fairfield, NJ	(B)	4,725	6,013	—	7	4,725	6,020	10,745	(641)	2017
Warehouse	Fairfield, NJ	(B)	2,131	2,408	—	6	2,131	2,414	4,545	(291)	2017
Warehouse	Fairfield, NJ	(B)	4,194	8,677	—	26	4,194	8,703	12,897	(947)	2017
Warehouse	Fairfield, NJ	(B)	843	1,375	—	211	843	1,586	2,429	(184)	2017
Warehouse	Marietta, GA	(D)	1,604	5,329	—	146	1,604	5,475	7,079	(438)	2018
Warehouse	Orlando, FL	(D)	3,052	15,804	—	119	3,052	15,923	18,975	(1,046)	2018
Warehouse	Jacksonville, FL	(D)	2,658	13,081	—	798	2,658	13,879	16,537	(891)	2018
Warehouse	Olive Branch, MS	(D)	2,111	8,074	—	236	2,111	8,310	10,421	(571)	2018
Warehouse	Charlotte, NC	(D)	404	1,747	—	517	404	2,264	2,668	(165)	2018
Warehouse	Jacksonville, FL	(D)	1,676	4,982	—	—	1,676	4,982	6,658	(381)	2018
Warehouse	Jacksonville, FL	(D)	2,735	9,996	—	1,348	2,735	11,344	14,079	(787)	2018
Warehouse	Marietta, GA	(D)	1,348	4,339	—	—	1,348	4,339	5,687	(330)	2018
Warehouse	Roswell, GA	(B)	1,422	7,407	—	—	1,422	7,407	8,829	(650)	2018
Warehouse	Marietta, GA	(D)	968	4,017	—	—	968	4,017	4,985	(283)	2018
Warehouse	Miami, FL	(D)	930	200	—	435	930	635	1,565	(80)	2018
Warehouse	Miami, FL	(D)	1,703	4,155	—	7	1,703	4,162	5,865	(252)	2018
Warehouse	Miami, FL	(D)	5,879	18,428	—	6,514	5,879	24,942	30,821	(1,439)	2018
Warehouse	Orlando, FL	(D)	4,120	19,411	—	161	4,120	19,572	23,692	(1,298)	2018
Warehouse	Orlando, FL	(D)	1,628	7,773	—	53	1,628	7,826	9,454	(483)	2018
Warehouse	La Vergne, TN	(D)	2,857	11,214	—	187	2,857	11,401	14,258	(844)	2018
Warehouse	Miami, FL	(D)	2,398	5,742	—	66	2,398	5,808	8,206	(352)	2018
Warehouse	Miami, FL	(D)	2,461	6,351	—	21	2,461	6,372	8,833	(391)	2018
Warehouse	Miami, FL	(D)	3,011	6,953	—	566	3,011	7,519	10,530	(454)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Miami, FL	(D)	1,628	3,619	—	37	1,628	3,656	5,284	(226)	2018
Warehouse	Miami, FL	(D)	2,260	4,504	—	472	2,260	4,976	7,236	(299)	2018
Warehouse	Orlando, FL	(D)	1,819	6,452	—	479	1,819	6,931	8,750	(507)	2018
Warehouse	La Vergne, TN	(D)	5,425	19,245	—	318	5,425	19,563	24,988	(1,543)	2018
Warehouse	Memphis, TN	(B)	1,100	3,028	—	183	1,100	3,211	4,311	(267)	2018
Warehouse	Memphis, TN	(B)	626	2,620	—	—	626	2,620	3,246	(181)	2018
Warehouse	Memphis, TN	(B)	1,182	5,431	—	110	1,182	5,541	6,723	(393)	2018
Warehouse	Memphis, TN	(B)	339	696	—	—	339	696	1,035	(61)	2018
Warehouse	Tampa, FL	(D)	2,110	8,670	—	20	2,110	8,690	10,800	(620)	2018
Warehouse	Jacksonville, FL	(D)	868	10,261	—	—	868	10,261	11,129	(625)	2018
Warehouse	Winston-Salem, NC	(B)	954	4,952	—	—	954	4,952	5,906	(366)	2018
Warehouse	Orlando, FL	(D)	4,894	18,503	—	—	4,894	18,503	23,397	(1,245)	2018
Warehouse	Newport News, VA	(D)	1,085	6,140	—	82	1,085	6,222	7,307	(420)	2018
Warehouse	Port Wentworth, GA	(D)	380	16,575	—	443	380	17,018	17,398	(991)	2018
Warehouse	Hampton, VA	(D)	2,064	12,393	—	—	2,064	12,393	14,457	(861)	2018
Warehouse	Port Wentworth, GA	(D)	6,739	23,769	—	5,290	6,739	29,059	35,798	(1,898)	2018
Warehouse	Memphis, TN	(D)	2,533	5,951	—	—	2,533	5,951	8,484	(584)	2018
Warehouse	Memphis, TN	(D)	299	749	—	—	299	749	1,048	(68)	2018
Warehouse	Memphis, TN	(D)	1,445	3,940	—	—	1,445	3,940	5,385	(358)	2018
Warehouse	Memphis, TN	(D)	371	799	—	22	371	821	1,192	(77)	2018
Warehouse	Memphis, TN	(D)	1,793	2,170	—	107	1,793	2,277	4,070	(266)	2018
Warehouse	Orlando, FL	(D)	4,241	13,551	—	163	4,241	13,714	17,955	(982)	2018
Warehouse	Winston-Salem, NC	(B)	510	3,336	—	—	510	3,336	3,846	(222)	2018
Warehouse	Winston-Salem, NC	(B)	441	1,361	—	10	441	1,371	1,812	(125)	2018
Warehouse	Winston-Salem, NC	(B)	857	6,272	—	—	857	6,272	7,129	(422)	2018
Warehouse	Atlanta, GA	(B)	1,284	6,592	—	—	1,284	6,592	7,876	(480)	2018
Warehouse	Atlanta, GA	(B)	1,096	9,332	—	—	1,096	9,332	10,428	(605)	2018
Warehouse	Charlotte, NC	(D)	689	3,167	—	—	689	3,167	3,856	(233)	2018
Warehouse	Wesley Chapel, FL	(B)	1,566	2,284	—	575	1,566	2,859	4,425	(242)	2018
Warehouse	Wesley Chapel, FL	(B)	277	3,914	—	—	277	3,914	4,191	(254)	2018
Warehouse	Wesley Chapel, FL	(B)	228	9,203	—	—	228	9,203	9,431	(535)	2018
Warehouse	Davenport, FL	(D)	3,560	14,868	—	2,341	3,560	17,209	20,769	(1,294)	2018
Warehouse	Davenport, FL	(D)	4,763	22,356	—	1	4,763	22,357	27,120	(1,468)	2018
Warehouse	Davenport, FL	(D)	1,454	8,874	—	804	1,454	9,678	11,132	(851)	2018
Warehouse	Orlando, FL	(D)	1,549	5,482	—	29	1,549	5,511	7,060	(350)	2018
Warehouse	Wesley Chapel, FL	(B)	1,283	5,023	—	—	1,283	5,023	6,306	(357)	2018
Warehouse	Wesley Chapel, FL	(B)	1,757	7,989	—	—	1,757	7,989	9,746	(585)	2018
Warehouse	Orlando, FL	(D)	1,444	4,115	—	41	1,444	4,156	5,600	(271)	2018
Warehouse	Orlando, FL	(D)	1,549	2,334	—	—	1,549	2,334	3,883	(175)	2018
Warehouse	Richmond, VA	(B)	888	6,888	—	351	888	7,239	8,127	(485)	2018
Warehouse	Richmond, VA	(B)	3,413	21,838	—	—	3,413	21,838	25,251	(1,496)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Memphis, TN	(D)	1,777	4,785	—	571	1,777	5,356	7,133	(410)	2018
Warehouse	Memphis, TN	(D)	1,360	4,721	—	—	1,360	4,721	6,081	(353)	2018
Warehouse	Memphis, TN	(D)	1,289	5,579	—	—	1,289	5,579	6,868	(419)	2018
Warehouse	Memphis, TN	(D)	1,323	4,540	—	23	1,323	4,563	5,886	(360)	2018
Warehouse	Memphis, TN	(D)	1,649	5,985	—	82	1,649	6,067	7,716	(450)	2018
Warehouse	Piedmont, SC	(D)	1,165	4,802	—	664	1,165	5,466	6,631	(373)	2018
Warehouse	Rural Hall, NC	(D)	1,226	8,023	—	1,315	1,226	9,338	10,564	(625)	2018
Warehouse	Raleigh, NC	(D)	915	5,603	—	118	915	5,721	6,636	(384)	2018
Warehouse	Raleigh, NC	(D)	749	6,459	—	307	749	6,766	7,515	(439)	2018
Warehouse	Charlotte, NC	(D)	437	1,577	—	105	437	1,682	2,119	(154)	2018
Warehouse	Rural Hall, NC	(D)	1,432	8,694	—	163	1,432	8,857	10,289	(634)	2018
Warehouse	Sandston, VA	(D)	1,799	9,087	—	124	1,799	9,211	11,010	(684)	2018
Warehouse	Charlotte, NC	(D)	302	3,195	—	—	302	3,195	3,497	(197)	2018
Warehouse	Memphis, TN	(D)	2,312	5,978	—	52	2,312	6,030	8,342	(524)	2018
Warehouse	Richmond, VA	(B)	515	5,380	—	132	515	5,512	6,027	(462)	2018
Warehouse	Rural Hall, NC	(D)	1,971	9,903	—	—	1,971	9,903	11,874	(742)	2018
Warehouse	Memphis, TN	(D)	2,207	6,846	—	51	2,207	6,897	9,104	(565)	2018
Warehouse	Sandston, VA	(D)	897	3,903	—	—	897	3,903	4,800	(286)	2018
Warehouse	Norcross, GA	(D)	973	5,466	—	—	973	5,466	6,439	(384)	2018
Warehouse	Rural Hall, NC	(D)	416	2,489	—	—	416	2,489	2,905	(182)	2018
Warehouse	Jacksonville, FL	(D)	1,163	5,239	—	—	1,163	5,239	6,402	(365)	2018
Warehouse	Norcross, GA	(D)	748	4,333	—	—	748	4,333	5,081	(301)	2018
Warehouse	Norcross, GA	(D)	674	2,730	—	6	674	2,736	3,410	(213)	2018
Warehouse	Norcross, GA	(D)	840	4,012	—	—	840	4,012	4,852	(285)	2018
Warehouse	Charlotte, NC	(D)	389	2,574	—	15	389	2,589	2,978	(180)	2018
Warehouse	Louisville, KY	(B)	3,607	10,097	—	1,323	3,607	11,420	15,027	(970)	2018
Warehouse	Norcross, GA	(B)	1,074	4,347	—	20	1,074	4,367	5,441	(362)	2018
Warehouse	Norcross, GA	(B)	368	2,026	—	2	368	2,028	2,396	(148)	2018
Warehouse	Norcross, GA	(B)	336	1,763	—	—	336	1,763	2,099	(136)	2018
Warehouse	Memphis, TN	(D)	2,757	5,480	—	—	2,757	5,480	8,237	(526)	2018
Warehouse	Norcross, GA	(B)	733	4,521	—	25	733	4,546	5,279	(306)	2018
Warehouse	Norcross, GA	(B)	562	2,308	—	—	562	2,308	2,870	(179)	2018
Warehouse	Norcross, GA	(B)	397	2,235	—	—	397	2,235	2,632	(179)	2018
Warehouse	Norcross, GA	(B)	429	2,046	—	—	429	2,046	2,475	(165)	2018
Warehouse	Norcross, GA	(B)	563	875	—	84	563	959	1,522	(109)	2018
Warehouse	Memphis, TN	(B)	2,060	6,344	—	484	2,060	6,828	8,888	(660)	2018
Warehouse	Memphis, TN	(B)	1,839	8,067	—	31	1,839	8,098	9,937	(745)	2018
Warehouse	Memphis, TN	(B)	2,110	5,437	—	23	2,110	5,460	7,570	(517)	2018
Warehouse	Memphis, TN	(B)	1,168	7,233	—	129	1,168	7,362	8,530	(523)	2018
Warehouse	Charlotte, NC	(D)	601	3,495	—	—	601	3,495	4,096	(243)	2018
Warehouse	Richmond, VA	(D)	1,464	11,053	—	38	1,464	11,091	12,555	(750)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Kissimmee, FL	(D)	212	9,857	—	—	212	9,857	10,069	(608)	2018
Warehouse	Jacksonville, FL	(D)	2,505	15,947	—	—	2,505	15,947	18,452	(1,082)	2018
Warehouse	Orlando, FL	(D)	3,684	18,694	—	31	3,684	18,725	22,409	(1,314)	2018
Warehouse	Jacksonville, FL	(D)	610	4,613	—	745	610	5,358	5,968	(305)	2018
Warehouse	Miami, FL	(D)	954	2,593	—	10	954	2,603	3,557	(159)	2018
Warehouse	Tucker, GA	(E)	879	3,391	—	—	879	3,391	4,270	(254)	2018
Warehouse	Conyers, GA	(E)	634	4,435	—	20	634	4,455	5,089	(306)	2018
Warehouse	Tucker, GA	(E)	505	3,056	—	35	505	3,091	3,596	(213)	2018
Warehouse	Atlanta, GA	(E)	418	4,462	—	31	418	4,493	4,911	(291)	2018
Warehouse	Atlanta, GA	(E)	634	6,064	—	—	634	6,064	6,698	(394)	2018
Warehouse	Tucker, GA	(E)	1,199	3,713	—	141	1,199	3,854	5,053	(288)	2018
Warehouse	Tucker, GA	(E)	762	3,039	—	—	762	3,039	3,801	(196)	2018
Warehouse	Tucker, GA	(E)	1,167	4,070	—	2	1,167	4,072	5,239	(297)	2018
Warehouse	Stockton, CA	(E)	11,025	73,084	—	—	11,025	73,084	84,109	(5,118)	2017
Warehouse	Mechanicsburg, PA	(E)	1,184	10,393	—	858	1,184	11,251	12,435	(754)	2019
Warehouse	Roseville, MN	(E)	1,174	5,598	—	5	1,174	5,603	6,777	(328)	2019
Warehouse	New Brighton, MN	(E)	1,828	5,281	—	183	1,828	5,464	7,292	(436)	2019
Warehouse	Marietta, GA	(E)	2,780	4,330	—	16	2,780	4,346	7,126	(291)	2019
Warehouse	New Brighton, MN	(E)	2,088	6,555	—	43	2,088	6,598	8,686	(434)	2019
Warehouse	New Brighton, MN	(E)	1,231	4,252	—	—	1,231	4,252	5,483	(257)	2019
Warehouse	New Brighton, MN	(E)	1,385	5,934	—	564	1,385	6,498	7,883	(587)	2019
Warehouse	New Brighton, MN	(E)	2,062	6,553	—	18	2,062	6,571	8,633	(389)	2019
Warehouse	New Brighton, MN	(E)	431	1,927	—	83	431	2,010	2,441	(135)	2019
Warehouse	New Brighton, MN	(E)	362	4,054	—	109	362	4,163	4,525	(248)	2019
Warehouse	New Brighton, MN	(E)	1,611	3,909	—	287	1,611	4,196	5,807	(289)	2019
Warehouse	New Brighton, MN	(E)	1,111	2,811	—	—	1,111	2,811	3,922	(185)	2019
Warehouse	New Brighton, MN	(E)	790	2,478	—	—	790	2,478	3,268	(161)	2019
Warehouse	New Brighton, MN	(E)	664	2,690	—	24	664	2,714	3,378	(156)	2019
Warehouse	New Brighton, MN	(E)	537	1,508	—	—	537	1,508	2,045	(88)	2019
Warehouse	Golden Valley, MN	(E)	1,466	10,577	—	40	1,466	10,617	12,083	(670)	2019
Warehouse	Golden Valley, MN	(E)	2,176	1,789	—	—	2,176	1,789	3,965	(184)	2019
Warehouse	Brooklyn Park, MN	(E)	2,616	10,434	—	39	2,616	10,473	13,089	(660)	2019
Warehouse	Eagan, MN	(E)	2,721	9,283	—	36	2,721	9,319	12,040	(525)	2019
Warehouse	Brooklyn Park, MN	(E)	1,505	3,969	—	—	1,505	3,969	5,474	(262)	2019
Warehouse	Crystal, MN	(E)	1,859	6,354	—	—	1,859	6,354	8,213	(434)	2019
Warehouse	Brooklyn Center, MN	(E)	1,679	4,694	—	45	1,679	4,739	6,418	(301)	2019
Warehouse	Minneapolis, MN	(E)	4,010	10,777	—	54	4,010	10,831	14,841	(665)	2019
Warehouse	Blaine, MN	(E)	4,514	3,456	—	—	4,514	3,456	7,970	(264)	2019
Warehouse	Blaine, MN	(E)	2,378	2,723	—	—	2,378	2,723	5,101	(186)	2019
Warehouse	Fridley, MN	(E)	2,043	5,005	—	—	2,043	5,005	7,048	(350)	2019
Warehouse	Burnsville, MN	(E)	1,729	3,780	—	19	1,729	3,799	5,528	(264)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Burnsville, MN	(E)	1,935	6,614	—	89	1,935	6,703	8,638	(418)	2019
Warehouse	Eagan, MN	(E)	1,942	7,544	—	66	1,942	7,610	9,552	(418)	2019
Warehouse	Burnsville, MN	(E)	1,094	3,017	—	—	1,094	3,017	4,111	(194)	2019
Warehouse	Burnsville, MN	(E)	1,196	2,762	—	—	1,196	2,762	3,958	(202)	2019
Warehouse	Eagan, MN	(E)	1,302	4,099	—	30	1,302	4,129	5,431	(260)	2019
Warehouse	Eagan, MN	(E)	2,296	7,344	—	286	2,296	7,630	9,926	(472)	2019
Warehouse	Eagan, MN	(E)	2,121	4,488	—	130	2,121	4,618	6,739	(308)	2019
Warehouse	Eagan, MN	(E)	1,558	5,259	—	—	1,558	5,259	6,817	(337)	2019
Warehouse	Groveport, OH	(F)	4,606	42,666	—	110	4,606	42,776	47,382	(4,200)	2018
Warehouse	Plainfield, IN	(F)	4,956	29,250	—	203	4,956	29,453	34,409	(2,554)	2018
Warehouse	Addison, IL	(F)	6,603	30,931	—	731	6,603	31,662	38,265	(2,889)	2018
Warehouse	Crest Hill, IL	(F)	5,957	31,177	—	2,394	5,957	33,571	39,528	(3,131)	2018
Warehouse	Landover, MD	(F)	9,479	24,030	—	1,564	9,479	25,594	35,073	(2,365)	2018
Warehouse	Northlake, TX	(F)	3,898	32,898	—	110	3,898	33,008	36,906	(2,825)	2018
Warehouse	Glen Rock, PA	(F)	6,792	28,003	—	—	6,792	28,003	34,795	(2,975)	2018
Warehouse	Niles, IL	(F)	11,223	16,678	—	—	11,223	16,678	27,901	(1,534)	2018
Warehouse	Davenport, FL	(F)	3,126	23,200	—	86	3,126	23,286	26,412	(2,209)	2018
Warehouse	Englewood, CO	(F)	7,097	17,420	—	172	7,097	17,592	24,689	(1,836)	2018
Warehouse	Englewood, CO	(F)	6,948	17,281	—	49	6,948	17,330	24,278	(1,832)	2018
Warehouse	Greenwood, IN	(F)	2,174	21,869	—	42	2,174	21,911	24,085	(2,155)	2018
Warehouse	Hodgkins, IL	(F)	7,040	21,744	—	—	7,040	21,744	28,784	(1,787)	2018
Warehouse	Lithia Springs, GA	(F)	5,594	18,685	—	280	5,594	18,965	24,559	(1,712)	2018
Warehouse	Englewood, CO	(F)	6,282	15,371	—	130	6,282	15,501	21,783	(1,556)	2018
Warehouse	Ontario, CA	(F)	5,766	16,688	—	155	5,766	16,843	22,609	(1,506)	2018
Warehouse	Puyallup, WA	(F)	3,611	18,207	—	—	3,611	18,207	21,818	(1,532)	2018
Warehouse	Carson, CA	(F)	15,959	7,447	—	—	15,959	7,447	23,406	(738)	2018
Warehouse	Naperville, IL	(F)	4,125	17,768	—	750	4,125	18,518	22,643	(1,675)	2018
Warehouse	Coppell, TX	(F)	1,841	14,694	—	1,894	1,841	16,588	18,429	(2,595)	2018
Warehouse	Austell, GA	(F)	2,598	17,964	—	502	2,598	18,466	21,064	(1,604)	2018
Warehouse	Winchester, VA	(F)	3,347	17,763	—	173	3,347	17,936	21,283	(1,558)	2018
Warehouse	Hatfield, PA	(F)	2,431	16,102	—	640	2,431	16,742	19,173	(1,461)	2018
Warehouse	Lebanon, IN	(F)	2,273	18,491	—	1,198	2,273	19,689	21,962	(1,748)	2018
Warehouse	RanchoCucamonga, CA	(F)	4,962	13,018	—	156	4,962	13,174	18,136	(1,183)	2018
Warehouse	San Bernardino, CA	(F)	7,363	10,063	—	—	7,363	10,063	17,426	(896)	2018
Warehouse	Mahwah, NJ	(F)	3,672	11,139	—	—	3,672	11,139	14,811	(1,035)	2018
Warehouse	Irving, TX	(F)	3,858	14,623	—	206	3,858	14,829	18,687	(1,328)	2018
Warehouse	Somerset, NJ	(F)	12,807	5,044	—	—	12,807	5,044	17,851	(5,414)	2018
Warehouse	Tampa, FL	(F)	2,558	18,601	—	—	2,558	18,601	21,159	(1,587)	2018
Warehouse	Houston, TX	(F)	1,918	14,391	—	414	1,918	14,805	16,723	(1,417)	2018
Warehouse	Logan Township, NJ	(F)	3,713	13,206	—	—	3,713	13,206	16,919	(1,432)	2018
Warehouse	Groveport, OH	(F)	2,455	14,574	—	1,397	2,455	15,971	18,426	(1,490)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Sunrise, FL	(F)	6,916	10,491	—	954	6,916	11,445	18,361	(1,092)	2018
Warehouse	Mahwah, NJ	(F)	3,647	11,882	—	71	3,647	11,953	15,600	(1,060)	2018
Warehouse	Winchester, VA	(F)	1,830	15,296	—	27	1,830	15,323	17,153	(1,388)	2018
Warehouse	Fairburn, GA	(F)	1,034	15,747	—	—	1,034	15,747	16,781	(1,647)	2018
Warehouse	West Chicago, IL	(F)	3,055	12,863	—	85	3,055	12,948	16,003	(1,220)	2018
Warehouse	Rialto, CA	(F)	4,538	10,073	—	—	4,538	10,073	14,611	(917)	2018
Warehouse	Grand Prairie, TX	(F)	2,915	13,886	—	1,681	2,915	15,567	18,482	(1,337)	2018
Warehouse	Mahwah, NJ	(F)	4,226	9,939	—	—	4,226	9,939	14,165	(1,140)	2018
Warehouse	Tampa, FL	(F)	3,171	11,017	—	—	3,171	11,017	14,188	(968)	2018
Warehouse	Grand Prairie, TX	(F)	2,868	12,244	—	—	2,868	12,244	15,112	(1,107)	2018
Warehouse	Irving, TX	(F)	2,663	7,457	—	2,763	2,663	10,220	12,883	(718)	2018
Warehouse	Fort Worth, TX	(F)	1,744	11,298	—	—	1,744	11,298	13,042	(1,044)	2018
Warehouse	West Chicago, IL	(F)	3,091	6,985	—	671	3,091	7,656	10,747	(1,035)	2018
Warehouse	Alsip, IL	(F)	3,375	10,713	—	1,205	3,375	11,918	15,293	(1,156)	2018
Warehouse	Plano, TX	(F)	1,640	10,542	—	—	1,640	10,542	12,182	(967)	2018
Warehouse	Mahwah, NJ	(F)	4,357	8,369	—	—	4,357	8,369	12,726	(985)	2018
Warehouse	Elkridge, MD	(F)	2,165	9,448	—	413	2,165	9,861	12,026	(865)	2018
Warehouse	Naperville, IL	(F)	2,959	8,247	—	374	2,959	8,621	11,580	(1,103)	2018
Warehouse	Chicago, IL	(F)	1,292	9,416	—	—	1,292	9,416	10,708	(816)	2018
Warehouse	Simi Valley, CA	(F)	3,450	7,390	—	662	3,450	8,052	11,502	(786)	2018
Warehouse	West Chicago, IL	(F)	2,631	6,142	—	80	2,631	6,222	8,853	(705)	2018
Warehouse	Dallas, TX	(F)	2,874	8,296	—	70	2,874	8,366	11,240	(911)	2018
Warehouse	Arlington Heights, IL	(F)	1,957	8,373	—	139	1,957	8,512	10,469	(728)	2018
Warehouse	Tacoma, WA	(F)	2,380	10,368	—	93	2,380	10,461	12,841	(929)	2018
Warehouse	Elkridge, MD	(F)	1,873	9,918	—	268	1,873	10,186	12,059	(1,087)	2018
Warehouse	Oakland, NJ	(F)	1,725	8,336	—	—	1,725	8,336	10,061	(761)	2018
Warehouse	Aurora, CO	(F)	2,185	8,706	—	733	2,185	9,439	11,624	(865)	2018
Warehouse	Devens, MA	(F)	2,520	8,604	—	—	2,520	8,604	11,124	(984)	2018
Warehouse	St. Charles, IL	(F)	2,255	7,559	—	23	2,255	7,582	9,837	(882)	2018
Warehouse	Exton, PA	(F)	2,946	7,647	—	—	2,946	7,647	10,593	(777)	2018
Warehouse	Carrollton, TX	(F)	1,382	9,429	—	25	1,382	9,454	10,836	(884)	2018
Warehouse	Denver, CO	(F)	2,212	9,525	—	69	2,212	9,594	11,806	(886)	2018
Warehouse	Phoenix, AZ	(F)	3,406	7,520	—	127	3,406	7,647	11,053	(840)	2018
Warehouse	Landover, MD	(F)	2,848	6,215	—	215	2,848	6,430	9,278	(697)	2018
Warehouse	San Bernardino, CA	(F)	5,325	6,349	—	—	5,325	6,349	11,674	(696)	2018
Warehouse	Franklin Park, IL	(F)	3,254	7,017	—	185	3,254	7,202	10,456	(663)	2018
Warehouse	Landover, MD	(F)	2,790	6,526	—	81	2,790	6,607	9,397	(702)	2018
Warehouse	Houston, TX	(F)	1,207	8,299	—	947	1,207	9,246	10,453	(866)	2018
Warehouse	Charlotte, NC	(F)	1,465	9,055	—	376	1,465	9,431	10,896	(845)	2018
Warehouse	Houston, TX	(F)	1,481	8,418	—	1,414	1,481	9,832	11,313	(820)	2018
Warehouse	Farmers Branch, TX	(F)	1,328	8,774	—	61	1,328	8,835	10,163	(840)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Batavia, IL	(F)	1,407	8,221	—	309	1,407	8,530	9,937	(928)	2018
Warehouse	Houston, TX	(F)	1,179	7,848	—	783	1,179	8,631	9,810	(750)	2018
Warehouse	Houston, TX	(F)	1,204	8,334	—	751	1,204	9,085	10,289	(840)	2018
Warehouse	Farmers Branch, TX	(F)	1,174	7,951	—	—	1,174	7,951	9,125	(836)	2018
Warehouse	Erlanger, KY	(F)	1,431	7,595	—	285	1,431	7,880	9,311	(768)	2018
Warehouse	Grand Prairie, TX	(F)	1,582	8,328	—	172	1,582	8,500	10,082	(807)	2018
Warehouse	Upper Chichester, PA	(F)	1,746	6,924	—	25	1,746	6,949	8,695	(665)	2018
Warehouse	Baltimore, MD	(F)	1,001	6,016	—	1,749	1,001	7,765	8,766	(606)	2018
Warehouse	Federal Way, WA	(F)	2,687	6,465	—	401	2,687	6,866	9,553	(715)	2018
Warehouse	Carrollton, TX	(F)	1,336	7,407	—	133	1,336	7,540	8,876	(667)	2018
Warehouse	San Diego, CA	(F)	3,284	6,130	—	—	3,284	6,130	9,414	(533)	2018
Warehouse	Mahwah, NJ	(F)	2,812	5,786	—	—	2,812	5,786	8,598	(636)	2018
Warehouse	Houston, TX	(F)	1,163	6,738	—	136	1,163	6,874	8,037	(684)	2018
Warehouse	Erlanger, KY	(F)	925	5,934	—	789	925	6,723	7,648	(663)	2018
Warehouse	Baltimore, MD	(F)	1,259	6,430	—	150	1,259	6,580	7,839	(636)	2018
Warehouse	Auburn, WA	(F)	1,991	6,873	—	—	1,991	6,873	8,864	(606)	2018
Warehouse	Largo, FL	(F)	2,052	5,554	—	—	2,052	5,554	7,606	(617)	2018
Warehouse	Mechanicsburg, PA	(F)	1,257	5,981	—	—	1,257	5,981	7,238	(595)	2018
Warehouse	Annapolis Junction, MD	(F)	1,227	5,022	—	1,159	1,227	6,181	7,408	(924)	2018
Warehouse	San Bernardino, CA	(F)	2,023	5,767	—	—	2,023	5,767	7,790	(551)	2018
Warehouse	Frederick, MD	(F)	1,008	5,549	—	60	1,008	5,609	6,617	(488)	2018
Warehouse	Elk Grove Village, IL	(F)	3,150	3,193	—	94	3,150	3,287	6,437	(344)	2018
Warehouse	Sanford, FL	(F)	1,137	5,628	—	—	1,137	5,628	6,765	(541)	2018
Warehouse	Erlanger, KY	(F)	855	5,671	—	193	855	5,864	6,719	(553)	2018
Warehouse	Carrollton, TX	(F)	956	5,467	—	88	956	5,555	6,511	(557)	2018
Warehouse	Aurora, CO	(F)	1,116	5,455	—	41	1,116	5,496	6,612	(555)	2018
Warehouse	Coppell, TX	(F)	799	4,848	—	1,712	799	6,560	7,359	(958)	2018
Warehouse	Lakewood, WA	(F)	618	6,264	—	—	618	6,264	6,882	(562)	2018
Warehouse	Wood Dale, IL	(F)	2,460	3,404	—	30	2,460	3,434	5,894	(334)	2018
Warehouse	Addison, TX	(F)	928	5,880	—	147	928	6,027	6,955	(623)	2018
Warehouse	Gurnee, IL	(F)	954	4,418	—	501	954	4,919	5,873	(500)	2018
Warehouse	Aurora, CO	(F)	1,135	4,788	—	74	1,135	4,862	5,997	(470)	2018
Warehouse	Sanford, FL	(F)	893	5,053	—	—	893	5,053	5,946	(503)	2018
Warehouse	Baltimore, MD	(F)	905	4,454	—	376	905	4,830	5,735	(564)	2018
Warehouse	Dallas, TX	(F)	1,432	4,942	—	202	1,432	5,144	6,576	(530)	2018
Warehouse	Wood Dale, IL	(F)	2,312	3,814	—	10	2,312	3,824	6,136	(358)	2018
Warehouse	Baltimore, MD	(F)	957	4,398	—	95	957	4,493	5,450	(523)	2018
Warehouse	Simi Valley, CA	(F)	1,558	4,273	—	60	1,558	4,333	5,891	(388)	2018
Warehouse	Baltimore, MD	(F)	913	3,281	—	10	913	3,291	4,204	(362)	2018
Warehouse	Erlanger, KY	(F)	798	4,821	—	208	798	5,029	5,827	(452)	2018
Warehouse	San Bernardino, CA	(F)	1,686	3,826	—	111	1,686	3,937	5,623	(389)	2018

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Erlanger, KY	(F)	628	5,117	—	269	628	5,386	6,014	(537)	2018
Warehouse	Houston, TX	(F)	1,022	3,917	—	368	1,022	4,285	5,307	(413)	2018
Warehouse	Grand Prairie, TX	(F)	1,606	3,708	—	145	1,606	3,853	5,459	(431)	2018
Warehouse	Fort Lauderdale, FL	(F)	1,347	3,889	—	161	1,347	4,050	5,397	(439)	2018
Warehouse	Garland, TX	(F)	907	4,097	—	—	907	4,097	5,004	(394)	2018
Warehouse	Houston, TX	(F)	1,045	3,795	—	—	1,045	3,795	4,840	(353)	2018
Warehouse	Rosedale, MD	(F)	1,214	3,140	—	54	1,214	3,194	4,408	(324)	2018
Warehouse	Itasca, IL	(F)	981	3,751	—	—	981	3,751	4,732	(352)	2018
Warehouse	Clearwater, FL	(F)	1,357	3,355	—	—	1,357	3,355	4,712	(325)	2018
Warehouse	Tampa, FL	(F)	787	3,584	—	16	787	3,600	4,387	(391)	2018
Warehouse	San Diego, CA	(F)	1,749	3,260	—	438	1,749	3,698	5,447	(359)	2018
Warehouse	Elk Grove Village, IL	(F)	1,696	2,831	—	—	1,696	2,831	4,527	(294)	2018
Warehouse	Wood Dale, IL	(F)	1,796	2,784	—	156	1,796	2,940	4,736	(318)	2018
Warehouse	Fort Worth, TX	(F)	691	4,545	—	—	691	4,545	5,236	(490)	2018
Warehouse	Suwanee, GA	(F)	305	4,057	—	200	305	4,257	4,562	(396)	2018
Warehouse	Baltimore, MD	(F)	705	2,828	—	83	705	2,911	3,616	(324)	2018
Warehouse	West Chicago, IL	(F)	1,308	2,906	—	29	1,308	2,935	4,243	(360)	2018
Warehouse	San Bernardino, CA	(F)	1,513	2,665	—	179	1,513	2,844	4,357	(301)	2018
Warehouse	West Chester, PA	(F)	769	2,626	—	—	769	2,626	3,395	(250)	2018
Warehouse	Suwanee, GA	(F)	271	3,484	—	140	271	3,624	3,895	(314)	2018
Warehouse	Frederick, MD	(F)	593	3,222	—	155	593	3,377	3,970	(348)	2018
Warehouse	Frederick, MD	(F)	425	2,522	—	604	425	3,126	3,551	(375)	2018
Warehouse	Frederick, MD	(F)	441	2,526	—	105	441	2,631	3,072	(253)	2018
Warehouse	Dallas, TX	(F)	903	2,774	—	93	903	2,867	3,770	(293)	2018
Warehouse	Dallas, TX	(F)	757	2,352	—	—	757	2,352	3,109	(235)	2018
Warehouse	Simi Valley, CA	(F)	813	2,740	—	41	813	2,781	3,594	(256)	2018
Warehouse	Erlanger, KY	(F)	278	2,001	—	199	278	2,200	2,478	(211)	2018
Warehouse	West Chicago, IL	(F)	719	2,247	—	—	719	2,247	2,966	(216)	2018
Warehouse	Dallas, TX	(F)	800	2,484	—	24	800	2,508	3,308	(243)	2018
Warehouse	Erlanger, KY	(F)	323	2,586	—	118	323	2,704	3,027	(268)	2018
DC Powered Shell Warehouse	Ashburn, VA	25,563	12,796	24,209	—	—	12,796	24,209	37,005	(945)	2019
DC Powered Shell Warehouse	Ashburn, VA	25,561	12,555	23,343	—	—	12,555	23,343	35,898	(914)	2019
DC Powered Shell Warehouse	Ashburn, VA	18,676	12,475	23,205	—	—	12,475	23,205	35,680	(909)	2019
DC Powered Shell Warehouse	Manassas, VA	25,347	4,807	36,314	—	—	4,807	36,314	41,121	(1,422)	2019
DC Powered Shell Warehouse	Manassas, VA	17,378	3,342	25,131	—	—	3,342	25,131	28,473	(986)	2019
DC Powered Shell Warehouse	Manassas, VA	23,739	4,842	36,535	—	—	4,842	36,535	41,377	(1,431)	2019
DC Powered Shell Warehouse	Manassas, VA	17,336	3,184	23,956	—	—	3,184	23,956	27,140	(940)	2019
DC Powered Shell Warehouse	Sterling, VA	24,270	12,955	23,239	—	—	12,955	23,239	36,194	(665)	2019
DC Powered Shell Warehouse	Sterling, VA	24,630	12,999	23,318	—	—	12,999	23,318	36,317	(667)	2019
Warehouse	Hebron, KY	(G)	1,551	10,318	—	—	1,551	10,318	11,869	(510)	2019
Warehouse	Hebron, KY	(G)	1,106	4,903	—	6	1,106	4,909	6,015	(277)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Hebron, KY	(G)	2,071	7,744	—	—	2,071	7,744	9,815	(719)	2019
Warehouse	Hebron, KY	(G)	1,181	9,455	—	260	1,181	9,715	10,896	(619)	2019
Warehouse	Cincinnati, OH	(G)	2,937	27,172	—	309	2,937	27,481	30,418	(1,364)	2019
Warehouse	Cincinnati, OH	(G)	1,114	8,004	—	79	1,114	8,083	9,197	(413)	2019
Warehouse	West Chester, OH	(G)	947	5,888	—	88	947	5,976	6,923	(358)	2019
Warehouse	West Chester, OH	(G)	812	3,623	—	50	812	3,673	4,485	(229)	2019
Warehouse	Grove City, OH	(G)	1,532	14,716	—	599	1,532	15,315	16,847	(797)	2019
Warehouse	Grove City, OH	(G)	1,364	10,919	—	—	1,364	10,919	12,283	(761)	2019
Warehouse	Grove City, OH	(G)	1,501	11,155	—	676	1,501	11,831	13,332	(807)	2019
Warehouse	Indianapolis, IN	(G)	1,775	5,022	—	—	1,775	5,022	6,797	(438)	2019
Warehouse	Indianapolis, IN	(G)	2,828	10,418	—	186	2,828	10,604	13,432	(817)	2019
Warehouse	Indianapolis, IN	(G)	3,613	15,816	—	303	3,613	16,119	19,732	(1,156)	2019
Warehouse	Indianapolis, IN	(G)	1,904	5,350	—	82	1,904	5,432	7,336	(330)	2019
Warehouse	Indianapolis, IN	(G)	1,248	3,266	—	60	1,248	3,326	4,574	(268)	2019
Warehouse	Indianapolis, IN	(G)	5,841	15,477	—	210	5,841	15,687	21,528	(1,627)	2019
Warehouse	Indianapolis, IN	(G)	1,244	4,790	—	73	1,244	4,863	6,107	(557)	2019
Warehouse	Stone Mountain, GA	(H)	2,536	2,732	—	—	2,536	2,732	5,268	(275)	2019
Warehouse	Stone Mountain, GA	(H)	2,520	2,000	—	—	2,520	2,000	4,520	(231)	2019
Warehouse	Stone Mountain, GA	(H)	2,559	1,748	—	—	2,559	1,748	4,307	(126)	2019
Warehouse	Stone Mountain, GA	(H)	4,677	4,419	—	—	4,677	4,419	9,096	(325)	2019
Warehouse	Stone Mountain, GA	(H)	1,647	2,234	—	—	1,647	2,234	3,881	(198)	2019
Warehouse	Stone Mountain, GA	(H)	2,590	3,873	—	—	2,590	3,873	6,463	(246)	2019
Warehouse	Stone Mountain, GA	(H)	867	1,173	—	—	867	1,173	2,040	(81)	2019
Warehouse	Stone Mountain, GA	(H)	927	1,182	—	—	927	1,182	2,109	(89)	2019
Warehouse	Stone Mountain, GA	(H)	890	940	—	—	890	940	1,830	(68)	2019
Warehouse	Stone Mountain, GA	(H)	2,411	4,065	—	83	2,411	4,148	6,559	(292)	2019
Warehouse	Stone Mountain, GA	(H)	992	1,846	—	—	992	1,846	2,838	(127)	2019
Warehouse	Stone Mountain, GA	(H)	419	696	—	—	419	696	1,115	(46)	2019
Warehouse	Stone Mountain, GA	(H)	222	328	—	—	222	328	550	(25)	2019
Warehouse	Stone Mountain, GA	(H)	907	1,717	—	—	907	1,717	2,624	(112)	2019
Warehouse	Stone Mountain, GA	(H)	957	1,757	—	—	957	1,757	2,714	(116)	2019
Warehouse	Stone Mountain, GA	(H)	3,334	7,998	—	107	3,334	8,105	11,439	(470)	2019
Warehouse	Stone Mountain, GA	(H)	5,039	8,078	—	—	5,039	8,078	13,117	(547)	2019
Warehouse	Stone Mountain, GA	(H)	321	508	—	10	321	518	839	(43)	2019
Warehouse	Stone Mountain, GA	(H)	344	437	—	—	344	437	781	(27)	2019
Warehouse	Stone Mountain, GA	(H)	1,338	2,950	—	—	1,338	2,950	4,288	(189)	2019
Warehouse	Stone Mountain, GA	(H)	693	1,662	—	—	693	1,662	2,355	(127)	2019
Warehouse	Stone Mountain, GA	(H)	1,283	2,760	—	13	1,283	2,773	4,056	(173)	2019
Warehouse	Stone Mountain, GA	(H)	679	1,168	—	—	679	1,168	1,847	(59)	2019
Warehouse	Stone Mountain, GA	(H)	501	942	—	—	501	942	1,443	(63)	2019
Warehouse	Stone Mountain, GA	(H)	899	2,208	—	—	899	2,208	3,107	(132)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Stone Mountain, GA	(H)	519	1,059	—	—	519	1,059	1,578	(55)	2019
Warehouse	Stone Mountain, GA	(H)	670	1,157	—	127	670	1,284	1,954	(81)	2019
Warehouse	Stone Mountain, GA	(H)	482	811	—	30	482	841	1,323	(47)	2019
Warehouse	Stone Mountain, GA	(H)	1,046	2,271	—	—	1,046	2,271	3,317	(138)	2019
Warehouse	Stone Mountain, GA	(H)	1,455	3,673	—	132	1,455	3,805	5,260	(221)	2019
Warehouse	Stone Mountain, GA	(H)	1,678	4,341	—	500	1,678	4,841	6,519	(333)	2019
Warehouse	Stone Mountain, GA	(H)	205	338	—	—	205	338	543	(31)	2019
Warehouse	Stone Mountain, GA	(H)	420	1,356	—	—	420	1,356	1,776	(80)	2019
Warehouse	Stone Mountain, GA	(H)	418	464	—	89	418	553	971	(31)	2019
Warehouse	Stone Mountain, GA	(H)	760	627	—	—	760	627	1,387	(48)	2019
Warehouse	Stone Mountain, GA	(H)	2,083	4,557	—	—	2,083	4,557	6,640	(261)	2019
Warehouse	Stone Mountain, GA	(H)	620	562	—	—	620	562	1,182	(47)	2019
Warehouse	Tucker, GA	(H)	797	700	—	—	797	700	1,497	(45)	2019
Warehouse	Tucker, GA	(H)	625	935	—	20	625	955	1,580	(59)	2019
Warehouse	Tucker, GA	(H)	1,382	3,591	—	—	1,382	3,591	4,973	(264)	2019
Warehouse	Tucker, GA	(H)	1,781	2,845	—	50	1,781	2,895	4,676	(185)	2019
Warehouse	Tucker, GA	(H)	1,814	3,280	—	59	1,814	3,339	5,153	(210)	2019
Warehouse	Tucker, GA	(H)	1,940	3,395	—	15	1,940	3,410	5,350	(217)	2019
Warehouse	Tucker, GA	(H)	2,478	525	—	—	2,478	525	3,003	(78)	2019
Warehouse	Tucker, GA	(H)	515	276	—	—	515	276	791	(25)	2019
Warehouse	Tucker, GA	(H)	385	384	—	—	385	384	769	(27)	2019
Warehouse	Tucker, GA	(H)	1,940	4,198	—	—	1,940	4,198	6,138	(250)	2019
Warehouse	Tucker, GA	(H)	1,017	1,047	—	—	1,017	1,047	2,064	(82)	2019
Warehouse	Tucker, GA	(H)	1,597	2,995	—	54	1,597	3,049	4,646	(195)	2019
Warehouse	Tucker, GA	(H)	309	354	—	—	309	354	663	(34)	2019
Warehouse	Tucker, GA	(H)	473	1,049	—	—	473	1,049	1,522	(66)	2019
Warehouse	Tucker, GA	(H)	536	642	—	—	536	642	1,178	(42)	2019
Warehouse	Tucker, GA	(H)	2,382	4,121	—	—	2,382	4,121	6,503	(239)	2019
Warehouse	Tucker, GA	(H)	2,518	2,731	—	251	2,518	2,982	5,500	(192)	2019
Warehouse	Tucker, GA	(H)	296	469	—	9	296	478	774	(33)	2019
Warehouse	Tucker, GA	(H)	391	724	—	—	391	724	1,115	(47)	2019
Warehouse	Tucker, GA	(H)	478	834	—	87	478	921	1,399	(49)	2019
Warehouse	Tucker, GA	(H)	731	377	—	—	731	377	1,108	(33)	2019
Warehouse	Tucker, GA	(H)	817	1,270	—	—	817	1,270	2,087	(92)	2019
Warehouse	Tucker, GA	(H)	324	225	—	—	324	225	549	(26)	2019
Warehouse	Tucker, GA	(H)	973	1,844	—	—	973	1,844	2,817	(125)	2019
Warehouse	Denver, CO	(E)	1,141	6,588	—	—	1,141	6,588	7,729	(279)	2019
Warehouse	Denver, CO	(E)	1,200	6,624	—	320	1,200	6,944	8,144	(300)	2019
Warehouse	Denver, CO	(E)	2,172	14,053	—	55	2,172	14,108	16,280	(578)	2019
Warehouse	Aurora, CO	(E)	1,457	7,862	—	114	1,457	7,976	9,433	(312)	2019
Warehouse	Aurora, CO	(E)	1,288	8,523	—	38	1,288	8,561	9,849	(327)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Aurora, CO	(E)	1,442	8,481	—	353	1,442	8,834	10,276	(328)	2019
Warehouse	Houston, TX	(E)	1,865	12,821	—	134	1,865	12,955	14,820	(580)	2019
Warehouse	Houston, TX	(E)	1,342	9,229	—	—	1,342	9,229	10,571	(381)	2019
Warehouse	Houston, TX	(E)	897	6,341	—	7	897	6,348	7,245	(280)	2019
Warehouse	Houston, TX	(E)	1,915	12,028	—	27	1,915	12,055	13,970	(515)	2019
Warehouse	Houston, TX	(E)	1,687	10,404	—	43	1,687	10,447	12,134	(448)	2019
Warehouse	Houston, TX	(E)	1,700	11,419	—	151	1,700	11,570	13,270	(492)	2019
Warehouse	Houston, TX	(E)	3,418	24,959	—	61	3,418	25,020	28,438	(1,117)	2019
Warehouse	Houston, TX	(E)	1,639	5,993	—	—	1,639	5,993	7,632	(302)	2019
Warehouse	San Antonio, TX	(E)	608	4,965	—	137	608	5,102	5,710	(188)	2019
Warehouse	San Antonio, TX	(E)	336	2,432	—	—	336	2,432	2,768	(117)	2019
Warehouse	San Antonio, TX	(E)	276	1,366	—	—	276	1,366	1,642	(65)	2019
Warehouse	San Antonio, TX	(E)	767	6,325	—	—	767	6,325	7,092	(315)	2019
Warehouse	San Antonio, TX	(E)	1,352	11,787	—	208	1,352	11,995	13,347	(493)	2019
Warehouse	San Antonio, TX	(E)	806	5,974	—	24	806	5,998	6,804	(346)	2019
Warehouse	San Antonio, TX	(E)	422	3,369	—	—	422	3,369	3,791	(281)	2019
Warehouse	San Antonio, TX	(E)	639	4,778	—	95	639	4,873	5,512	(219)	2019
Warehouse	San Antonio, TX	(E)	914	7,058	—	22	914	7,080	7,994	(291)	2019
Warehouse	San Antonio, TX	(E)	759	5,713	—	—	759	5,713	6,472	(384)	2019
Warehouse	Denver, CO	(E)	5,769	38,154	—	11	5,769	38,165	43,934	(1,536)	2019
Warehouse	Aurora, CO	(E)	4,825	33,000	—	196	4,825	33,196	38,021	(1,320)	2019
Warehouse	Aurora, CO	(E)	1,387	10,144	—	—	1,387	10,144	11,531	(403)	2019
Warehouse	Denver, CO	(E)	3,255	20,188	—	36	3,255	20,224	23,479	(1,737)	2019
Warehouse	Denver, CO	(E)	6,000	35,892	—	96	6,000	35,988	41,988	(2,385)	2019
Warehouse	Reno, NV	(E)	3,822	11,058	—	28	3,822	11,086	14,908	(847)	2019
Warehouse	Reno, NV	(E)	1,884	6,848	—	—	1,884	6,848	8,732	(840)	2019
Warehouse	Reno, NV	(E)	1,900	6,911	—	20	1,900	6,931	8,831	(847)	2019
Warehouse	Reno, NV	(E)	1,499	4,176	—	49	1,499	4,225	5,724	(167)	2019
Warehouse	Reno, NV	(E)	1,251	2,923	—	—	1,251	2,923	4,174	(120)	2019
Warehouse	Reno, NV	(E)	631	1,546	—	—	631	1,546	2,177	(64)	2019
Warehouse	Reno, NV	(E)	1,274	2,870	—	5	1,274	2,875	4,149	(114)	2019
Warehouse	Reno, NV	(E)	648	1,666	—	27	648	1,693	2,341	(69)	2019
Warehouse	Reno, NV	(E)	1,183	2,878	—	100	1,183	2,978	4,161	(353)	2019
Warehouse	Reno, NV	(E)	2,241	4,479	—	—	2,241	4,479	6,720	(179)	2019
Warehouse	Reno, NV	(E)	3,672	9,435	—	58	3,672	9,493	13,165	(1,018)	2019
Warehouse	Reno, NV	(E)	2,670	4,863	—	90	2,670	4,953	7,623	(502)	2019
Warehouse	Reno, NV	(E)	2,216	4,928	—	34	2,216	4,962	7,178	(499)	2019
Warehouse	Reno, NV	(E)	2,451	5,554	—	46	2,451	5,600	8,051	(512)	2019
Warehouse	Reno, NV	(E)	2,015	3,847	—	32	2,015	3,879	5,894	(373)	2019
Warehouse	Reno, NV	(E)	2,539	7,015	—	—	2,539	7,015	9,554	(292)	2019
Warehouse	Reno, NV	(E)	2,895	5,674	—	174	2,895	5,848	8,743	(238)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Reno, NV	(E)	2,007	2,003	—	104	2,007	2,107	4,114	(98)	2019
Warehouse	Reno, NV	(E)	2,939	6,071	—	15	2,939	6,086	9,025	(269)	2019
Warehouse	Reno, NV	(E)	3,457	8,168	—	53	3,457	8,221	11,678	(722)	2019
Warehouse	Reno, NV	(E)	2,980	7,056	—	17	2,980	7,073	10,053	(568)	2019
Warehouse	Reno, NV	(E)	2,947	7,001	—	45	2,947	7,046	9,993	(549)	2019
Warehouse	Reno, NV	(E)	2,263	2,591	—	18	2,263	2,609	4,872	(117)	2019
Warehouse	San Antonio, TX	(E)	344	3,189	—	99	344	3,288	3,632	(172)	2019
Warehouse	San Antonio, TX	(E)	407	3,706	—	16	407	3,722	4,129	(173)	2019
Warehouse	San Antonio, TX	(E)	238	2,509	—	16	238	2,525	2,763	(106)	2019
Warehouse	San Antonio, TX	(E)	512	4,670	—	18	512	4,688	5,200	(385)	2019
Warehouse	San Antonio, TX	(E)	169	1,710	—	9	169	1,719	1,888	(76)	2019
Warehouse	San Antonio, TX	(E)	212	1,504	—	58	212	1,562	1,774	(69)	2019
Warehouse	San Antonio, TX	(E)	467	2,517	—	69	467	2,586	3,053	(117)	2019
Warehouse	El Paso, TX	(E)	1,153	4,579	—	—	1,153	4,579	5,732	(182)	2019
Warehouse	El Paso, TX	(E)	1,849	5,877	—	1,260	1,849	7,137	8,986	(878)	2019
Warehouse	El Paso, TX	(E)	3,487	30,918	—	272	3,487	31,190	34,677	(3,501)	2019
Warehouse	El Paso, TX	(E)	1,932	16,812	—	175	1,932	16,987	18,919	(736)	2019
Warehouse	Austin, TX	—	—	—	—	—	—	—	—	—	2019
Warehouse	Austin, TX	—	—	—	—	—	—	—	—	—	2019
Warehouse	Austin, TX	—	—	—	—	—	—	—	—	—	2019
Warehouse	El Paso, TX	(E)	1,270	7,997	—	72	1,270	8,069	9,339	(352)	2019
Warehouse	El Paso, TX	(E)	828	6,543	—	—	828	6,543	7,371	(586)	2019
Warehouse	Grand Prairie, TX	(E)	1,840	9,890	—	58	1,840	9,948	11,788	(527)	2019
Warehouse	Arlington, TX	(E)	603	3,171	—	64	603	3,235	3,838	(138)	2019
Warehouse	Arlington, TX	(E)	1,139	7,141	—	36	1,139	7,177	8,316	(287)	2019
Warehouse	Arlington, TX	(E)	1,054	6,454	—	—	1,054	6,454	7,508	(301)	2019
Warehouse	Arlington, TX	(E)	1,230	7,085	—	35	1,230	7,120	8,350	(291)	2019
Warehouse	Arlington, TX	(E)	617	3,469	—	—	617	3,469	4,086	(168)	2019
Warehouse	Arlington, TX	(E)	624	3,417	—	86	624	3,503	4,127	(160)	2019
Warehouse	Grand Prairie, TX	(E)	353	2,529	—	—	353	2,529	2,882	(125)	2019
Warehouse	Grand Prairie, TX	(E)	339	2,560	—	212	339	2,772	3,111	(127)	2019
Warehouse	Dallas, TX	(E)	1,204	6,060	—	92	1,204	6,152	7,356	(305)	2019
Warehouse	Fort Worth, TX	(E)	3,455	26,591	—	—	3,455	26,591	30,046	(1,074)	2019
Warehouse	Fort Worth, TX	(E)	1,936	12,303	—	—	1,936	12,303	14,239	(524)	2019
Warehouse	Fort Worth, TX	(E)	5,181	39,971	—	1,340	5,181	41,311	46,492	(1,641)	2019
Warehouse	Fort Worth, TX	(E)	5,074	37,036	—	—	5,074	37,036	42,110	(1,568)	2019
Warehouse	Irving, TX	(I)	875	31,181	—	—	875	31,181	32,056	(1,835)	2019
Warehouse	Irving, TX	(I)	517	18,989	—	—	517	18,989	19,506	(1,023)	2019
Warehouse	Hanover, MD	(I)	4,767	27,566	—	1,268	4,767	28,834	33,601	(1,144)	2019
Warehouse	Frederick, MD	(I)	5,371	12,508	—	403	5,371	12,911	18,282	(973)	2019
Warehouse	Frederick, MD	(I)	5,816	15,008	—	13	5,816	15,021	20,837	(1,206)	2019
Warehouse	Frederick, MD	(I)	6,983	4,464	—	414	6,983	4,878	11,861	(626)	2019
Warehouse	Alexandria, VA	(I)	4,432	17,495	—	198	4,432	17,693	22,125	(1,832)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Lockbourne, OH	(I)	7,278	72,702	—	—	7,278	72,702	79,980	(3,430)	2019
Warehouse	Lenexa, KS	(I)	1,775	13,457	—	104	1,775	13,561	15,336	(1,015)	2019
Warehouse	Florence, KY	(I)	1,378	8,574	—	34	1,378	8,608	9,986	(347)	2019
Warehouse	Florence, KY	(I)	1,650	9,633	—	384	1,650	10,017	11,667	(478)	2019
Warehouse	New Hope, MN	(I)	2,022	6,249	—	—	2,022	6,249	8,271	(328)	2019
Warehouse	New Hope, MN	(I)	1,880	6,080	—	26	1,880	6,106	7,986	(294)	2019
Warehouse	Eden Prairie, MN	(I)	1,377	7,171	—	41	1,377	7,212	8,589	(370)	2019
Warehouse	Glenn Dale, MD	(I)	7,614	5,510	—	2,661	7,614	8,171	15,785	(435)	2019
Warehouse	Ashland, VA	(I)	566	7,345	—	—	566	7,345	7,911	(846)	2019
Warehouse	Ashland, VA	(I)	579	7,321	—	531	579	7,852	8,431	(597)	2019
Warehouse	Chester, VA	(I)	1,504	10,823	—	—	1,504	10,823	12,327	(796)	2019
Warehouse	Chester, VA	(I)	1,594	12,734	—	—	1,594	12,734	14,328	(1,056)	2019
Warehouse	Chester, VA	(I)	1,732	11,642	—	5	1,732	11,647	13,379	(747)	2019
Warehouse	Chester, VA	(I)	862	3,711	—	—	862	3,711	4,573	(293)	2019
Warehouse	Chester, VA	(I)	1,159	13,316	—	503	1,159	13,819	14,978	(1,178)	2019
Warehouse	Chester, VA	(I)	1,072	12,311	—	—	1,072	12,311	13,383	(951)	2019
Warehouse	Chesapeake, VA	(I)	3,434	19,890	—	334	3,434	20,224	23,658	(933)	2019
Warehouse	Chesapeake, VA	(I)	1,099	8,819	—	25	1,099	8,844	9,943	(490)	2019
Warehouse	Chesapeake, VA	(I)	2,107	8,957	—	84	2,107	9,041	11,148	(406)	2019
Warehouse	Chesapeake, VA	(I)	1,886	15,959	—	87	1,886	16,046	17,932	(1,318)	2019
Warehouse	Chesapeake, VA	(I)	2,377	16,613	—	261	2,377	16,874	19,251	(748)	2019
Warehouse	Chesapeake, VA	(I)	1,123	6,407	—	—	1,123	6,407	7,530	(476)	2019
Warehouse	Hampton, VA	(I)	4,125	20,294	—	—	4,125	20,294	24,419	(1,834)	2019
Warehouse	Hampton, VA	(I)	2,592	7,121	—	31	2,592	7,152	9,744	(756)	2019
Warehouse	Hampton, VA	(I)	1,412	5,441	—	82	1,412	5,523	6,935	(643)	2019
Warehouse	Marietta, GA	—	2,346	15,267	—	2	2,346	15,269	17,615	(576)	2019
Warehouse	Lawrenceville, GA	(I)	769	4,744	—	—	769	4,744	5,513	(183)	2019
Warehouse	Lawrenceville, GA	(I)	781	4,931	—	35	781	4,966	5,747	(180)	2019
Warehouse	Orlando, FL	—	8,890	55,986	—	1,146	8,890	57,132	66,022	(2,216)	2019
Warehouse	Tampa, FL	(I)	2,811	15,921	—	11	2,811	15,932	18,743	(610)	2019
Warehouse	Atlanta, GA	(I)	1,619	17,944	—	—	1,619	17,944	19,563	(1,407)	2019
Warehouse	McDonough, GA	(I)	3,897	50,132	—	—	3,897	50,132	54,029	(2,728)	2019
Warehouse	Suwanee, GA	(I)	1,191	6,529	—	14	1,191	6,543	7,734	(398)	2019
Warehouse	Kennesaw, GA	(I)	1,446	13,104	—	—	1,446	13,104	14,550	(1,107)	2019
Warehouse	Lakeland, FL	(I)	1,573	16,074	—	62	1,573	16,136	17,709	(1,776)	2019
Warehouse	Lakeland, FL	(I)	760	9,465	—	28	760	9,493	10,253	(1,048)	2019
Warehouse	McDonough, GA	(I)	6,583	92,136	—	—	6,583	92,136	98,719	(4,346)	2019
Warehouse	Orlando, FL	(I)	691	3,827	—	—	691	3,827	4,518	(150)	2019
Warehouse	Orlando, FL	(I)	798	3,590	—	—	798	3,590	4,388	(139)	2019
Warehouse	Orlando, FL	(I)	735	4,416	—	36	735	4,452	5,187	(164)	2019
Warehouse	Orlando, FL	(I)	864	4,212	—	14	864	4,226	5,090	(164)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Orlando, FL	(I)	765	4,280	—	8	765	4,288	5,053	(172)	2019
Warehouse	Orlando, FL	(I)	1,211	6,371	—	69	1,211	6,440	7,651	(240)	2019
Warehouse	Orlando, FL	(I)	1,141	5,641	—	33	1,141	5,674	6,815	(223)	2019
Warehouse	Orlando, FL	(I)	1,203	6,587	—	—	1,203	6,587	7,790	(256)	2019
Warehouse	Orlando, FL	(I)	1,295	7,497	—	—	1,295	7,497	8,792	(291)	2019
Warehouse	Orlando, FL	(I)	8,897	37,911	—	2,546	8,897	40,457	49,354	(2,241)	2019
Warehouse	Tampa, FL	(I)	489	1,781	—	—	489	1,781	2,270	(69)	2019
Warehouse	Tampa, FL	(I)	1,534	8,500	—	—	1,534	8,500	10,034	(1,045)	2019
Warehouse	Tampa, FL	(I)	435	2,430	—	—	435	2,430	2,865	(293)	2019
Warehouse	Tampa, FL	(I)	825	6,061	—	—	825	6,061	6,886	(235)	2019
Warehouse	Tampa, FL	(I)	838	6,304	—	109	838	6,413	7,251	(248)	2019
Warehouse	Tampa, FL	(I)	1,234	3,861	—	84	1,234	3,945	5,179	(154)	2019
Warehouse	Tampa, FL	(I)	939	4,361	—	—	939	4,361	5,300	(164)	2019
Warehouse	Tampa, FL	(I)	949	4,995	—	—	949	4,995	5,944	(188)	2019
Warehouse	Tampa, FL	(I)	328	3,384	—	35	328	3,419	3,747	(136)	2019
Warehouse	Tampa, FL	(I)	348	3,681	—	36	348	3,717	4,065	(145)	2019
Warehouse	Lakeland, FL	(I)	1,765	18,029	—	71	1,765	18,100	19,865	(725)	2019
Warehouse	Tampa, FL	(I)	1,434	6,347	—	66	1,434	6,413	7,847	(257)	2019
Warehouse	Tampa, FL	(I)	1,755	12,076	—	—	1,755	12,076	13,831	(482)	2019
Warehouse	Tampa, FL	(I)	1,352	5,760	—	—	1,352	5,760	7,112	(232)	2019
Warehouse	Tampa, FL	(I)	943	2,998	—	—	943	2,998	3,941	(115)	2019
Warehouse	Tampa, FL	(I)	1,481	6,753	—	52	1,481	6,805	8,286	(279)	2019
Warehouse	Tampa, FL	(I)	1,733	9,922	—	509	1,733	10,431	12,164	(385)	2019
Warehouse	Tampa, FL	(I)	687	5,039	—	30	687	5,069	5,756	(198)	2019
Warehouse	Tampa, FL	(I)	2,432	6,326	—	142	2,432	6,468	8,900	(526)	2019
Warehouse	Tampa, FL	(I)	603	3,593	—	8	603	3,601	4,204	(273)	2019
Warehouse	Tampa, FL	(I)	562	2,644	—	90	562	2,734	3,296	(216)	2019
Warehouse	Orlando, FL	(I)	1,893	7,633	—	68	1,893	7,701	9,594	(939)	2019
Warehouse	Orlando, FL	(I)	2,431	12,051	—	107	2,431	12,158	14,589	(1,227)	2019
Warehouse	Orlando, FL	(I)	1,862	8,683	—	—	1,862	8,683	10,545	(351)	2019
Warehouse	Orlando, FL	(I)	1,932	10,485	—	—	1,932	10,485	12,417	(417)	2019
Warehouse	Orlando, FL	(I)	2,281	10,943	—	—	2,281	10,943	13,224	(434)	2019
Warehouse	Orlando, FL	(I)	5,043	26,535	—	128	5,043	26,663	31,706	(2,997)	2019
Warehouse	Orlando, FL	(I)	3,509	22,120	—	90	3,509	22,210	25,719	(844)	2019
Warehouse	Orlando, FL	(I)	1,664	9,596	—	—	1,664	9,596	11,260	(383)	2019
Warehouse	Ball Ground, GA	(I)	2,988	2,196	—	—	2,988	2,196	5,184	(124)	2019
Warehouse	Benicia, CA	(I)	6,132	—	—	—	6,132	—	6,132	—	2019
Warehouse	Reading, PA	(I)	272	8,180	—	4	272	8,184	8,456	(663)	2019
Warehouse	Reading, PA	(I)	497	17,111	—	236	497	17,347	17,844	(1,407)	2019
Warehouse	The Colony, TX	(I)	11,646	—	—	598	11,646	598	12,244	—	2019
Warehouse	Chester, VA	(I)	8,072	—	—	—	8,072	—	8,072	—	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Minneapolis, MN	(I)	2,178	7,490	—	81	2,178	7,571	9,749	(394)	2019
Warehouse	Elkwood, VA	(I)	1,548	7,990	—	59	1,548	8,049	9,597	(974)	2019
Warehouse	West Chester, OH	(I)	2,009	10,872	—	26	2,009	10,898	12,907	(443)	2019
Warehouse	Harrison, OH	(I)	1,177	6,574	—	88	1,177	6,662	7,839	(362)	2019
Warehouse	Harrison, OH	(I)	1,103	1,379	—	49	1,103	1,428	2,531	(139)	2019
Warehouse	Bridgewater, NJ	(I)	12,005	37,225	—	1,287	12,005	38,512	50,517	(1,453)	2019
Warehouse	Bridgewater, NJ	(I)	1,831	4,428	—	15	1,831	4,443	6,274	(184)	2019
Warehouse	Whippany, NJ	(I)	3,416	10,264	—	200	3,416	10,464	13,880	(434)	2019
Warehouse	Joliet, IL	(I)	4,811	21,868	—	119	4,811	21,987	26,798	(1,191)	2019
Warehouse	Joliet, IL	(I)	6,390	29,626	—	—	6,390	29,626	36,016	(1,677)	2019
Warehouse	Joliet, IL	(I)	3,179	—	—	—	3,179	—	3,179	—	2019
Warehouse	Joliet, IL	(I)	630	—	—	—	630	—	630	—	2019
Warehouse	Rochelle, IL	(I)	3,648	28,007	—	51	3,648	28,058	31,706	(1,564)	2019
Warehouse	Romeoville, IL	(I)	921	4,659	—	—	921	4,659	5,580	(459)	2019
Warehouse	Burr Ridge, IL	(I)	2,673	8,591	—	136	2,673	8,727	11,400	(369)	2019
Warehouse	Lincolnshire, IL	(I)	1,059	4,159	—	—	1,059	4,159	5,218	(156)	2019
Warehouse	Vernon Hills, IL	(I)	2,283	10,356	—	25	2,283	10,381	12,664	(790)	2019
Warehouse	Bolingbrook, IL	(I)	3,078	12,386	—	2	3,078	12,388	15,466	(800)	2019
Warehouse	Bolingbrook, IL	(I)	2,006	11,960	—	—	2,006	11,960	13,966	(720)	2019
Warehouse	Middletown, PA	(I)	3,227	37,526	—	837	3,227	38,363	41,590	(2,532)	2019
Warehouse	Harrisburg, PA	(I)	5,660	43,333	—	490	5,660	43,823	49,483	(1,631)	2019
Warehouse	Lemoyne, PA	(I)	6,979	66,937	—	—	6,979	66,937	73,916	(5,111)	2019
Warehouse	Carlisle, PA	(I)	6,851	40,424	—	—	6,851	40,424	47,275	(2,602)	2019
Warehouse	Carlisle, PA	(I)	6,992	36,908	—	—	6,992	36,908	43,900	(2,192)	2019
Warehouse	Mountain Top, PA	(I)	4,382	23,560	—	195	4,382	23,755	28,137	(2,170)	2019
Warehouse	Mechanicsburg, PA	(I)	1,102	9,727	—	72	1,102	9,799	10,901	(1,131)	2019
Warehouse	Mechanicsburg, PA	(I)	3,916	27,686	—	268	3,916	27,954	31,870	(3,584)	2019
Warehouse	Mechanicsburg, PA	(I)	1,431	9,601	—	10	1,431	9,611	11,042	(1,195)	2019
Warehouse	Independence, KY	(I)	1,892	13,243	—	8	1,892	13,251	15,143	(764)	2019
Warehouse	Fairfield, OH	(I)	1,721	9,206	—	—	1,721	9,206	10,927	(415)	2019
Warehouse	Shawnee, KS	(I)	2,179	11,911	—	198	2,179	12,109	14,288	(772)	2019
Warehouse	Hebron, KY	(I)	2,309	19,211	—	74	2,309	19,285	21,594	(2,294)	2019
Warehouse	Erlanger, KY	(I)	672	5,139	—	139	672	5,278	5,950	(410)	2019
Warehouse	Florence, KY	(I)	1,710	13,371	—	34	1,710	13,405	15,115	(999)	2019
Warehouse	Florence, KY	(I)	1,750	19,283	—	4,872	1,750	24,155	25,905	(2,505)	2019
Warehouse	Florence, KY	(I)	764	1,613	—	—	764	1,613	2,377	(144)	2019
Warehouse	Florence, KY	(I)	782	1,833	—	—	782	1,833	2,615	(174)	2019
Warehouse	Florence, KY	(I)	785	4,932	—	25	785	4,957	5,742	(548)	2019
Warehouse	Mounds View, MN	(I)	366	3,810	—	17	366	3,827	4,193	(417)	2019
Warehouse	Mounds View, MN	(I)	1,464	13,392	—	—	1,464	13,392	14,856	(1,776)	2019
Warehouse	Mounds View, MN	(I)	738	7,051	—	—	738	7,051	7,789	(773)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Mounds View, MN	(I)	1,406	5,279	—	21	1,406	5,300	6,706	(218)	2019
Warehouse	Plymouth, MN	(I)	3,247	6,024	—	698	3,247	6,722	9,969	(616)	2019
Warehouse	Eagan, MN	(I)	2,716	14,630	—	117	2,716	14,747	17,463	(653)	2019
Warehouse	West Chester, OH	(I)	1,590	10,320	—	9	1,590	10,329	11,919	(1,276)	2019
Warehouse	West Chester, OH	(I)	1,342	8,382	—	91	1,342	8,473	9,815	(391)	2019
Warehouse	Romeoville, IL	(I)	7,625	17,104	—	3,405	7,625	20,509	28,134	(877)	2019
Warehouse	Romeoville, IL	(I)	2,358	16,127	—	—	2,358	16,127	18,485	(629)	2019
Warehouse	Coppell, TX	(J)	14,809	56,188	—	—	14,809	56,188	70,997	(2,597)	2019
Warehouse	DFW Airport, TX	(I)	349	12,858	—	—	349	12,858	13,207	(554)	2019
Warehouse	DFW Airport, TX	(I)	438	15,373	—	—	438	15,373	15,811	(663)	2019
Warehouse	DFW Airport, TX	(I)	348	12,563	—	—	348	12,563	12,911	(516)	2019
Warehouse	Dallas, TX	(H)	1,297	10,933	—	—	1,297	10,933	12,230	(386)	2019
Warehouse	Carrollton, TX	(H)	1,840	9,599	—	100	1,840	9,699	11,539	(444)	2019
Warehouse	Carrollton, TX	(H)	1,648	6,793	—	47	1,648	6,840	8,488	(285)	2019
Warehouse	Allen, TX	(H)	2,933	18,579	—	211	2,933	18,790	21,723	(1,471)	2019
Warehouse	Dallas, TX	(H)	5,571	41,168	—	304	5,571	41,472	47,043	(2,696)	2019
Warehouse	El Paso, TX	(H)	883	8,760	—	—	883	8,760	9,643	(752)	2019
Warehouse	El Paso, TX	(H)	1,338	10,012	—	—	1,338	10,012	11,350	(917)	2019
Warehouse	El Paso, TX	(H)	519	4,170	—	58	519	4,228	4,747	(381)	2019
Warehouse	El Paso, TX	(H)	1,007	8,060	—	190	1,007	8,250	9,257	(762)	2019
Warehouse	El Paso, TX	(H)	1,367	12,476	—	6	1,367	12,482	13,849	(1,102)	2019
Warehouse	El Paso, TX	(H)	1,631	11,722	—	105	1,631	11,827	13,458	(1,021)	2019
Warehouse	North Las Vegas, NV	(H)	9,777	57,535	—	—	9,777	57,535	67,312	(2,297)	2019
Warehouse	Jeffersonville, IN	(H)	5,735	36,396	—	—	5,735	36,396	42,131	(1,526)	2019
Warehouse	Elgin, IL	(H)	1,788	10,789	—	31	1,788	10,820	12,608	(544)	2019
Warehouse	Broadview, IL	(H)	4,403	5,962	—	—	4,403	5,962	10,365	(244)	2019
Warehouse	North Aurora, IL	(H)	1,718	6,938	—	27	1,718	6,965	8,683	(538)	2019
Warehouse	Schaumburg, IL	(H)	2,639	7,761	—	65	2,639	7,826	10,465	(341)	2019
Warehouse	New Berlin, WI	(H)	1,143	8,597	—	—	1,143	8,597	9,740	(617)	2019
Warehouse	Aurora, IL	(H)	1,454	7,700	—	—	1,454	7,700	9,154	(876)	2019
Warehouse	Aurora, IL	(H)	686	3,311	—	69	686	3,380	4,066	(218)	2019
Warehouse	Bedford Park, IL	(H)	8,125	9,767	—	546	8,125	10,313	18,438	(741)	2019
Warehouse	Bedford Park, IL	(H)	3,764	17,610	—	—	3,764	17,610	21,374	(1,176)	2019
Warehouse	Bensenville, IL	(H)	2,003	8,149	—	10	2,003	8,159	10,162	(322)	2019
Warehouse	Bedford Park, IL	(H)	3,256	11,031	—	215	3,256	11,246	14,502	(469)	2019
Warehouse	Middletown, PA	(H)	4,459	51,911	—	532	4,459	52,443	56,902	(3,516)	2019
Warehouse	Addison, IL	(H)	1,777	2,847	—	88	1,777	2,935	4,712	(143)	2019
Warehouse	Fremont, OH	(H)	567	7,357	—	—	567	7,357	7,924	(611)	2019
Warehouse	Fremont, OH	(H)	474	5,812	—	20	474	5,832	6,306	(533)	2019
Warehouse	Fremont, OH	(H)	191	1,461	—	—	191	1,461	1,652	(52)	2019
Warehouse	Fremont, OH	(H)	226	1,455	—	—	226	1,455	1,681	(52)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Indianapolis, IN	(H)	635	1,335	—	—	635	1,335	1,970	(62)	2019
Warehouse	Indianapolis, IN	(H)	290	655	—	27	290	682	972	(31)	2019
Warehouse	Indianapolis, IN	(H)	1,242	3,274	—	70	1,242	3,344	4,586	(157)	2019
Warehouse	Indianapolis, IN	(H)	730	2,336	—	43	730	2,379	3,109	(105)	2019
Warehouse	Indianapolis, IN	(H)	849	1,970	—	122	849	2,092	2,941	(98)	2019
Warehouse	Indianapolis, IN	(H)	882	2,357	—	49	882	2,406	3,288	(111)	2019
Warehouse	Indianapolis, IN	(H)	526	1,284	—	50	526	1,334	1,860	(61)	2019
Warehouse	Indianapolis, IN	(H)	1,554	5,286	—	83	1,554	5,369	6,923	(246)	2019
Warehouse	Indianapolis, IN	(H)	369	701	—	25	369	726	1,095	(36)	2019
Warehouse	Sauk Village, IL	(H)	1,822	8,843	—	155	1,822	8,998	10,820	(622)	2019
Warehouse	Columbus, OH	(H)	850	5,210	—	—	850	5,210	6,060	(201)	2019
Warehouse	Columbus, OH	(H)	809	4,254	—	—	809	4,254	5,063	(159)	2019
Warehouse	Columbus, OH	(H)	814	4,594	—	—	814	4,594	5,408	(186)	2019
Warehouse	Columbus, OH	(H)	703	5,022	—	—	703	5,022	5,725	(188)	2019
Warehouse	Columbus, OH	(H)	619	4,390	—	48	619	4,438	5,057	(168)	2019
Warehouse	Columbus, OH	(H)	1,281	6,406	—	241	1,281	6,647	7,928	(250)	2019
Warehouse	Columbus, OH	(H)	1,184	10,712	—	53	1,184	10,765	11,949	(403)	2019
Warehouse	Columbus, OH	(H)	1,392	8,357	—	82	1,392	8,439	9,831	(326)	2019
Warehouse	Columbus, OH	(H)	875	3,958	—	658	875	4,616	5,491	(332)	2019
Warehouse	Plainfield, IN	(H)	6,165	42,062	—	—	6,165	42,062	48,227	(2,614)	2019
Warehouse	Indianapolis, IN	(H)	2,671	7,987	—	424	2,671	8,411	11,082	(302)	2019
Warehouse	Indianapolis, IN	(H)	4,827	27,999	—	—	4,827	27,999	32,826	(3,112)	2019
Warehouse	Louisville, KY	(H)	1,882	13,721	—	46	1,882	13,767	15,649	(796)	2019
Warehouse	Louisville, KY	(H)	2,392	19,106	—	35	2,392	19,141	21,533	(1,236)	2019
Warehouse	Groveport, OH	(H)	3,065	26,553	—	75	3,065	26,628	29,693	(1,335)	2019
Warehouse	San Bernardino, CA	—	4,053	122,805	—	—	4,053	122,805	126,858	(4,946)	2019
Warehouse	York, PA	(K)	14,330	105,091	—	—	14,330	105,091	119,421	(4,213)	2019
Warehouse	Kennesaw, GA	(K)	1,901	15,871	—	—	1,901	15,871	17,772	(699)	2019
Warehouse	DeSoto, TX	(K)	8,135	75,384	—	—	8,135	75,384	83,519	(3,239)	2019
Warehouse	Indianapolis, IN	(K)	4,111	21,788	—	37	4,111	21,825	25,936	(1,198)	2019
Warehouse	Hanover Park, IL	(K)	4,707	34,315	—	—	4,707	34,315	39,022	(2,144)	2019
Warehouse	Joliet, IL	(K)	9,172	48,773	—	—	9,172	48,773	57,945	(2,039)	2019
Warehouse	Garland, TX	(K)	2,515	16,087	—	—	2,515	16,087	18,602	(993)	2019
Warehouse	Hanover Park, IL	(K)	2,663	9,508	—	14	2,663	9,522	12,185	(864)	2019
Warehouse	Bolingbrook, IL	(K)	3,105	24,504	—	437	3,105	24,941	28,046	(1,383)	2019
Warehouse	Joliet, IL	(K)	4,534	25,549	—	—	4,534	25,549	30,083	(1,408)	2019
Warehouse	Elgin, IL	(K)	2,437	14,505	—	—	2,437	14,505	16,942	(785)	2019
Warehouse	Carol Stream, IL	(K)	3,385	6,796	—	191	3,385	6,987	10,372	(373)	2019
Warehouse	Hanover Park, IL	(K)	4,433	22,731	—	954	4,433	23,685	28,118	(1,729)	2019
Warehouse	Braselton, GA	(J) , (K)	6,808	69,899	—	—	6,808	69,899	76,707	(2,857)	2019
Warehouse	Atlanta, GA	(J)	3,876	22,104	—	996	3,876	23,100	26,976	(835)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Bedford Park, IL	(J)	6,773	20,325	—	301	6,773	20,626	27,399	(1,182)	2019
Warehouse	Melrose Park, IL	(J)	3,568	11,536	—	36	3,568	11,572	15,140	(631)	2019
Warehouse	Kutztown, PA	(J)	10,017	41,496	—	—	10,017	41,496	51,513	(1,769)	2019
Warehouse	Dallas, TX	(J)	7,885	40,243	—	—	7,885	40,243	48,128	(1,816)	2019
Warehouse	Dallas, TX	(J)	6,683	24,880	—	32	6,683	24,912	31,595	(1,302)	2019
Warehouse	Louisville, KY	(J)	2,611	14,870	—	104	2,611	14,974	17,585	(1,215)	2019
Warehouse	Fairburn, GA	(J)	3,672	22,803	—	—	3,672	22,803	26,475	(986)	2019
Warehouse	Houston, TX	(J)	2,323	11,491	—	97	2,323	11,588	13,911	(892)	2019
Warehouse	North Las Vegas, NV	(J)	14,730	79,955	—	—	14,730	79,955	94,685	(3,060)	2019
Warehouse	Indianapolis, IN	(J)	5,206	24,991	—	328	5,206	25,319	30,525	(1,109)	2019
Warehouse	Dallas, TX	(J)	7,302	51,914	—	1,341	7,302	53,255	60,557	(2,896)	2019
Warehouse	Louisville, KY	(J)	1,910	9,700	—	8	1,910	9,708	11,618	(381)	2019
Warehouse	Louisville, KY	(J)	891	6,379	—	—	891	6,379	7,270	(632)	2019
Warehouse	Louisville, KY	(J)	1,925	10,498	—	786	1,925	11,284	13,209	(806)	2019
Warehouse	North Las Vegas, NV	(J)	11,297	53,855	—	—	11,297	53,855	65,152	(2,085)	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	San Antonio, TX	—	330	—	—	—	330	—	330	—	2019
Warehouse	Austin, TX	—	268	—	—	—	268	—	268	—	2019
Warehouse	Elk Grove Village, IL	(I)	2,885	10,771	—	150	2,885	10,921	13,806	(422)	2019
Warehouse	Erlanger, KY	(K)	1,694	56,340	—	—	1,694	56,340	58,034	(2,279)	2019
Warehouse	San Diego, CA	(G)	27,661	—	—	—	27,661	—	27,661	(85)	2019
Warehouse	Pooler, GA	—	3,910	20,283	—	—	3,910	20,283	24,193	(1,087)	2019
Warehouse	Durham, NC	(L)	2,164	12,665	—	83	2,164	12,748	14,912	(709)	2019
Warehouse	Durham, NC	(L)	2,117	12,202	—	792	2,117	12,994	15,111	(598)	2019
Warehouse	Greensboro, NC	(L)	1,750	5,658	—	406	1,750	6,064	7,814	(296)	2020
Warehouse	Greensboro, NC	(L)	1,030	2,680	—	60	1,030	2,740	3,770	(126)	2020
Warehouse	Greensboro, NC	(L)	1,756	5,610	—	465	1,756	6,075	7,831	(299)	2020
Warehouse	Greensboro, NC	(L)	1,718	5,724	—	898	1,718	6,622	8,340	(232)	2020
Warehouse	Greensboro, NC	(L)	1,195	3,809	—	321	1,195	4,130	5,325	(155)	2020
Warehouse	Greensboro, NC	(L)	940	3,016	—	241	940	3,257	4,197	(165)	2020
Warehouse	Greensboro, NC	(L)	744	2,962	—	288	744	3,250	3,994	(135)	2020
Warehouse	Greensboro, NC	(L)	766	3,315	—	311	766	3,626	4,392	(180)	2020
Warehouse	Greensboro, NC	(L)	899	3,297	—	317	899	3,614	4,513	(214)	2020
Warehouse	Greensboro, NC	(L)	743	1,986	—	300	743	2,286	3,029	(175)	2020
Warehouse	Greensboro, NC	(L)	1,967	6,303	—	72	1,967	6,375	8,342	(286)	2020
Warehouse	Greensboro, NC	(L)	1,432	4,494	—	284	1,432	4,778	6,210	(250)	2020
Warehouse	Greensboro, NC	(L)	2,908	9,847	—	100	2,908	9,947	12,855	(453)	2020
Warehouse	Greensboro, NC	(L)	1,822	5,567	—	—	1,822	5,567	7,389	(314)	2020
Warehouse	Greensboro, NC	(L)	1,778	5,389	—	—	1,778	5,389	7,167	(271)	2020
Warehouse	Greensboro, NC	(L)	1,607	7,015	—	209	1,607	7,224	8,831	(298)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Greensboro, NC	(L)	1,367	5,697	—	—	1,367	5,697	7,064	(281)	2020
Warehouse	Greensboro, NC	(L)	1,862	6,664	—	100	1,862	6,764	8,626	(348)	2020
Warehouse	Greensboro, NC	(L)	1,464	6,953	—	100	1,464	7,053	8,517	(274)	2020
Warehouse	Greensboro, NC	(L)	3,303	24,042	—	100	3,303	24,142	27,445	(883)	2020
Warehouse	Greensboro, NC	—	307	—	—	—	307	—	307	—	2020
Warehouse	Greensboro, NC	—	871	—	—	—	871	—	871	—	2020
Warehouse	Greensboro, NC	(L)	2,073	5,220	—	—	2,073	5,220	7,293	(300)	2020
Warehouse	Greensboro, NC	(L)	1,718	4,389	—	—	1,718	4,389	6,107	(269)	2020
Warehouse	Greensboro, NC	—	347	483	—	—	347	483	830	(66)	2020
Warehouse	Greensboro, NC	—	439	1,023	—	5	439	1,028	1,467	(91)	2020
Warehouse	Greensboro, NC	—	418	471	—	—	418	471	889	(62)	2020
Warehouse	Greensboro, NC	—	392	868	—	—	392	868	1,260	(76)	2020
Warehouse	Greensboro, NC	—	389	975	—	—	389	975	1,364	(47)	2020
Warehouse	Greensboro, NC	—	426	986	—	—	426	986	1,412	(88)	2020
Warehouse	Greensboro, NC	—	434	1,072	—	—	434	1,072	1,506	(92)	2020
Warehouse	Greensboro, NC	—	785	614	—	—	785	614	1,399	(101)	2020
Warehouse	Greensboro, NC	—	675	1,047	—	—	675	1,047	1,722	(98)	2020
Warehouse	Greensboro, NC	—	679	925	—	160	679	1,085	1,764	(118)	2020
Warehouse	Greensboro, NC	—	392	915	—	—	392	915	1,307	(75)	2020
Warehouse	Greensboro, NC	—	517	413	—	—	517	413	930	(72)	2020
Warehouse	Greensboro, NC	—	836	885	—	—	836	885	1,721	(118)	2020
Warehouse	Wood Dale, IL	(M)	2,296	4,689	—	—	2,296	4,689	6,985	(181)	2020
Warehouse	Wood Dale, IL	(M)	3,355	14,337	—	—	3,355	14,337	17,692	(487)	2020
Warehouse	Elk Grove Village, IL	(M)	850	1,906	—	53	850	1,959	2,809	(89)	2020
Warehouse	Elk Grove Village, IL	(M)	2,904	8,352	—	—	2,904	8,352	11,256	(305)	2020
Warehouse	Elk Grove Village, IL	(M)	2,871	6,303	—	—	2,871	6,303	9,174	(207)	2020
Warehouse	Carol Stream, IL	(M)	1,527	5,063	—	15	1,527	5,078	6,605	(200)	2020
Warehouse	Hanover Park, IL	(M)	1,015	4,108	—	16	1,015	4,124	5,139	(162)	2020
Warehouse	Hillside, IL	(M)	3,723	6,089	—	—	3,723	6,089	9,812	(251)	2020
Warehouse	Munster, IN	(M)	2,157	17,245	—	594	2,157	17,839	19,996	(669)	2020
Warehouse	Skokie, IL	(M)	2,519	4,648	—	—	2,519	4,648	7,167	(153)	2020
Warehouse	Skokie, IL	(M)	1,680	2,242	—	—	1,680	2,242	3,922	(81)	2020
Warehouse	Wheeling, IL	(M)	4,774	6,513	—	—	4,774	6,513	11,287	(267)	2020
Warehouse	Lincolnshire, IL	(M)	1,519	4,028	—	—	1,519	4,028	5,547	(143)	2020
Warehouse	Pleasant Prairie, WI	(M)	4,782	29,398	—	214	4,782	29,612	34,394	(1,033)	2020
Warehouse	Pleasant Prairie, WI	(M)	2,854	15,468	—	—	2,854	15,468	18,322	(548)	2020
Warehouse	Pleasant Prairie, WI	(M)	2,551	14,861	—	—	2,551	14,861	17,412	(560)	2020
Warehouse	Sturtevant, WI	(M)	3,793	30,694	—	214	3,793	30,908	34,701	(1,002)	2020
Warehouse	Sturtevant, WI	(M)	930	6,901	—	—	930	6,901	7,831	(241)	2020
Warehouse	Sturtevant, WI	(M)	1,483	12,527	—	—	1,483	12,527	14,010	(471)	2020
Warehouse	Sturtevant, WI	(M)	2,258	15,075	—	—	2,258	15,075	17,333	(516)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Warehouse	Mt. Pleasant, WI	(M)	5,820	27,392	—	214	5,820	27,606	33,426	(1,010)	2020
Warehouse	Oak Creek, WI	(M)	1,510	3,715	—	—	1,510	3,715	5,225	(173)	2020
Warehouse	Oak Creek, WI	(M)	840	5,482	—	—	840	5,482	6,322	(198)	2020
Warehouse	Oak Creek, WI	(M)	1,705	10,593	—	—	1,705	10,593	12,298	(363)	2020
Warehouse	Cudahy, WI	(M)	1,781	10,072	—	246	1,781	10,318	12,099	(350)	2020
Warehouse	Milwaukee, WI	(M)	1,555	10,957	—	—	1,555	10,957	12,512	(357)	2020
Warehouse	Milwaukee, WI	(M)	2,111	16,642	—	316	2,111	16,958	19,069	(583)	2020
Warehouse	Fairfield, CA	(G)	8,314	35,048	—	76	8,314	35,124	43,438	(997)	2020
Warehouse	West Sacramento, CA	(G)	3,627	23,917	—	—	3,627	23,917	27,544	(574)	2020
Warehouse	Stockton, CA	(G)	4,698	31,509	—	76	4,698	31,585	36,283	(896)	2020
Warehouse	Lathrop, CA	(G)	3,831	29,007	—	—	3,831	29,007	32,838	(633)	2020
Warehouse	Lathrop, CA	(G)	2,606	10,627	—	—	2,606	10,627	13,233	(280)	2020
Warehouse	Ontario, CA	(G)	13,046	8,899	—	221	13,046	9,120	22,166	(424)	2020
Warehouse	Ontario, CA	(G)	2,272	2,402	—	—	2,272	2,402	4,674	(87)	2020
Warehouse	Ontario, CA	(G)	2,498	1,272	—	34	2,498	1,306	3,804	(72)	2020
Warehouse	Ontario, CA	(G)	2,817	2,932	—	20	2,817	2,952	5,769	(115)	2020
Warehouse	Las Vegas, NV	(G)	1,064	7,230	—	—	1,064	7,230	8,294	(269)	2020
Warehouse	Las Vegas, NV	(G)	2,407	11,583	—	89	2,407	11,672	14,079	(378)	2020
Warehouse	Las Vegas, NV	(G)	2,397	8,278	—	76	2,397	8,354	10,751	(243)	2020
Warehouse	Jacksonville, FL	(G)	2,904	21,419	—	53	2,904	21,472	24,376	(552)	2020
Warehouse	Pico Rivera, CA	—	26,532	35,674	—	2	26,532	35,676	62,208	(400)	2020
Warehouse	Fontana, CA	—	11,919	18,822	—	—	11,919	18,822	30,741	(178)	2020
Warehouse	Etiwanda, CA	—	18,744	9,606	—	—	18,744	9,606	28,350	(170)	2020
Warehouse	Livermore, CA	—	17,911	51,072	—	—	17,911	51,072	68,983	(124)	2020
Warehouse	San Diego, CA	—	7,650	29,133	—	—	7,650	29,133	36,783	(70)	2020
Warehouse	Fontana, CA	—	12,325	27,313	—	—	12,325	27,313	39,638	(67)	2020
Warehouse	Irwindale, CA	—	9,367	13,998	—	—	9,367	13,998	23,365	(33)	2020
Warehouse	East Brunswick, NJ	—	4,314	13,545	—	—	4,314	13,545	17,859	(32)	2020
Warehouse	East Brunswick, NJ	—	8,157	31,389	—	—	8,157	31,389	39,546	(72)	2020
Warehouse	East Brunswick, NJ	—	4,902	14,705	—	—	4,902	14,705	19,607	(37)	2020
Warehouse	Sharon Hill, PA	—	6,257	24,626	—	—	6,257	24,626	30,883	(57)	2020
Warehouse	Sharon Hill, PA	—	4,956	16,209	—	—	4,956	16,209	21,165	(39)	2020
Warehouse	Palmer Township, PA	—	2,664	22,550	—	—	2,664	22,550	25,214	(59)	2020
Warehouse	Malvern, PA	—	1,874	2,693	—	—	1,874	2,693	4,567	(11)	2020
Warehouse	Jessup, MD	—	5,037	21,671	—	—	5,037	21,671	26,708	(48)	2020
Warehouse	Springfield, VA	—	1,969	3,741	—	—	1,969	3,741	5,710	(10)	2020
Warehouse	Indianapolis, IN	—	4,447	18,125	—	—	4,447	18,125	22,572	(44)	2020
Total Industrial Properties:			$2,109,655	$9,095,308	$—	$148,752	$2,109,655	$9,244,060	$11,353,715	$(608,710)

Net Lease Properties:
Bellagio	Las Vegas, NV	$3,010,000	$1,451,755	$2,757,601	$—	$12	$1,451,755	$2,757,613	$4,209,368	$(129,387)	2019
Total Net Lease Properties:		$3,010,000	$1,451,755	$2,757,601	$—	$12	$1,451,755	$2,757,613	$4,209,368	$(129,387)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Hotel Properties:
Full Service Hotel	Atlanta, GA	$243,700	$30,482	$289,353	$—	$903	$30,482	$290,256	$320,738	$(13,762)	2019
Full Service Hotel	San Antonio, TX	202,500	84,218	474,529	351	11,191	84,569	485,720	570,289	(65,144)	2018
Select Service Hotel	Davis, CA	20,500	526	24,778	14	748	540	25,526	26,066	(6,676)	2017
Select Service Hotel	San Jose, CA	26,654	10,746	36,138	60	1,558	10,806	37,696	48,502	(8,094)	2017
Select Service Hotel	Oldsmar, FL	40,403	2,088	13,234	17	352	2,105	13,586	15,691	(2,772)	2017
Select Service Hotel	Oldsmar, FL	31,009	1,069	8,724	—	700	1,069	9,424	10,493	(2,095)	2017
Select Service Hotel	Temple Terrace, FL	22,563	2,706	12,351	87	1,092	2,793	13,443	16,236	(3,992)	2017
Select Service Hotel	Lake Mary, FL	10,000	1,941	10,979	3	176	1,944	11,155	13,099	(2,728)	2017
Select Service Hotel	Atlanta, GA	21,200	5,714	26,296	11	268	5,725	26,564	32,289	(5,268)	2017
Select Service Hotel	Worcester, MA	14,200	1,646	20,149	31	1,018	1,677	21,167	22,844	(4,049)	2017
Select Service Hotel	Worcester, MA	10,900	738	14,663	11	149	749	14,812	15,561	(2,367)	2017
Select Service Hotel	Chelsea, MA	24,700	1,825	37,505	1	36	1,826	37,541	39,367	(5,437)	2017
Select Service Hotel	Orlando, FL	15,188	2,836	19,097	—	—	2,836	19,097	21,933	(3,371)	2018
Select Service Hotel	Orlando, FL	17,503	2,786	18,706	10	141	2,796	18,847	21,643	(3,210)	2018
Select Service Hotel	Henderson, NV	11,000	1,764	15,784	—	111	1,764	15,895	17,659	(2,522)	2018
Select Service Hotel	Henderson, NV	10,400	1,576	14,188	4	85	1,580	14,273	15,853	(2,195)	2018
Select Service Hotel	Phoenix, AZ	12,400	3,265	14,456	15	141	3,280	14,597	17,877	(2,978)	2018
Select Service Hotel	Tampa, FL	16,300	1,746	11,796	—	409	1,746	12,205	13,951	(1,857)	2018
Select Service Hotel	Rohnert Park, CA	8,300	2,538	26,306	—	1,889	2,538	28,195	30,733	(3,361)	2018
Select Service Hotel	Reno, NV	17,300	2,462	31,127	5	1,851	2,467	32,978	35,445	(4,016)	2018
Select Service Hotel	Salt Lake City, UT	10,100	983	16,534	—	957	983	17,491	18,474	(2,045)	2018
Select Service Hotel	Federal Way, WA	17,616	2,894	30,395	—	88	2,894	30,483	33,377	(2,886)	2018
Select Service Hotel	Reno, NV	8,455	1,705	14,754	—	1,301	1,705	16,055	17,760	(2,832)	2018
Select Service Hotel	Salt Lake City, UT	—	4,204	40,065	87	90	4,291	40,155	44,446	(4,081)	2018
Select Service Hotel	Salt Lake City, UT	—	8,743	16,725	16	91	8,759	16,816	25,575	(2,003)	2018
Select Service Hotel	Salt Lake City, UT	—	3,592	24,007	8	34	3,600	24,041	27,641	(3,690)	2018
Select Service Hotel	Chicago,, IL	25,347	14,792	26,617	—	193	14,792	26,810	41,602	(1,415)	2019
Select Service Hotel	Kailua-Kona, HI	52,194	4,804	94,476	160	7,888	4,964	102,364	107,328	(11,202)	2019
Select Service Hotel	Longmont, CO	2,646	586	2,580	33	70	619	2,650	3,269	(272)	2019
Select Service Hotel	Miramar, FL	11,494	2,556	12,326	9	95	2,565	12,421	14,986	(618)	2019
Select Service Hotel	Salt Lake City, UT	10,942	1,248	19,229	1	88	1,249	19,317	20,566	(861)	2019
Select Service Hotel	Durham, NC	12,047	2,809	12,407	22	1,468	2,831	13,875	16,706	(653)	2019
Select Service Hotel	West Palm Beach, FL	10,721	1,004	9,628	3	35	1,007	9,663	10,670	(471)	2019
Select Service Hotel	Fort Walton Beach, FL	10,002	1,966	8,214	13	102	1,979	8,316	10,295	(393)	2019
Select Service Hotel	West Palm Beach, FL	10,279	1,651	8,083	—	121	1,651	8,204	9,855	(434)	2019
Select Service Hotel	Denver, CO	9,560	3,950	10,417	7	367	3,957	10,784	14,741	(653)	2019
Select Service Hotel	Clearwater, FL	9,008	2,648	8,186	—	1,284	2,648	9,470	12,118	(493)	2019
Select Service Hotel	Longmont, CO	6,473	1,759	7,988	10	47	1,769	8,035	9,804	(293)	2019
Select Service Hotel	Novi, MI	8,897	3,014	14,185	26	442	3,040	14,627	17,667	(686)	2019
Select Service Hotel	Plantation, FL	12,213	1,675	12,110	27	287	1,702	12,397	14,099	(676)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Select Service Hotel	Miramar, FL	12,434	2,447	12,381	2	128	2,449	12,509	14,958	(621)	2019
Select Service Hotel	Salt Lake City, UT	5,868	906	11,131	—	69	906	11,200	12,106	(509)	2019
Select Service Hotel	Silver Spring, MD	12,434	3,310	11,947	9	3,180	3,319	15,127	18,446	(552)	2019
Select Service Hotel	Longmont, CO	4,295	1,640	8,540	10	21	1,650	8,561	10,211	(399)	2019
Select Service Hotel	Austin, TX	11,163	6,316	14,808	40	341	6,356	15,149	21,505	(821)	2019
Select Service Hotel	San Antonio, TX	2,653	517	2,482	31	163	548	2,645	3,193	(339)	2019
Select Service Hotel	San Antonio, TX	6,110	3,069	7,501	3	254	3,072	7,755	10,827	(375)	2019
Select Service Hotel	Oak Brook, IL	13,926	—	22,116	44	126	44	22,242	22,286	(974)	2019
Select Service Hotel	Bloomington, IN	12,213	—	24,783	—	74	—	24,857	24,857	(1,066)	2019
Select Service Hotel	Glendale, AZ	9,852	4,726	12,458	2	17	4,728	12,475	17,203	(564)	2019
Select Service Hotel	Glendale, AZ	7,374	3,781	10,724	—	17	3,781	10,741	14,522	(494)	2019
Select Service Hotel	Colorado Springs, CO	7,000	4,213	9,630	—	11	4,213	9,641	13,854	(434)	2019
Select Service Hotel	Colorado Springs, CO	8,000	4,387	12,455	5	4	4,392	12,459	16,851	(506)	2019
Select Service Hotel	Colorado Springs, CO	—	3,943	6,751	—	20	3,943	6,771	10,714	(331)	2019
Select Service Hotel	Colorado Springs, CO	—	4,685	6,770	—	51	4,685	6,821	11,506	(320)	2019
Select Service Hotel	Colorado Springs, CO	—	3,152	12,805	—	2,160	3,152	14,965	18,117	(554)	2019
Select Service Hotel	Colorado Springs, CO	—	5,868	10,233	—	47	5,868	10,280	16,148	(422)	2019
Select Service Hotel	Scottsdale, AZ	—	5,327	11,517	—	33	5,327	11,550	16,877	(541)	2019
Total Hotel Properties:		$1,118,036	$287,542	$1,718,117	$1,188	$44,582	$288,730	$1,762,699	$2,051,429	$(192,373)

Self Storage Properties:
Self Storage	Miami, FL	$10,143	$2,955	$10,622	$—	$129	$2,955	$10,751	$13,706	$(515)	2019
Self Storage	Fort Pierce, FL	5,903	1,619	7,147	—	43	1,619	7,190	8,809	(415)	2019
Self Storage	Fort Myers, FL	3,914	1,456	4,214	—	24	1,456	4,238	5,694	(232)	2019
Self Storage	Winter Haven, FL	4,266	1,546	4,393	—	77	1,546	4,470	6,016	(335)	2019
Self Storage	Dundee, FL	4,067	1,165	5,773	—	34	1,165	5,807	6,972	(295)	2019
Self Storage	Fayetteville, NC	4,611	1,408	6,092	—	32	1,408	6,124	7,532	(322)	2019
Self Storage	Fayetteville, NC	4,406	1,067	5,836	—	50	1,067	5,886	6,953	(307)	2019
Self Storage	Hope Mills, NC	3,959	1,821	4,821	—	23	1,821	4,844	6,665	(281)	2019
Self Storage	Vinton, VA	4,291	1,177	5,228	—	23	1,177	5,251	6,428	(274)	2019
Self Storage	Raleigh, NC	3,728	1,094	4,344	—	20	1,094	4,364	5,458	(228)	2019
Self Storage	Apex, NC	3,473	1,077	3,522	—	56	1,077	3,578	4,655	(187)	2019
Self Storage	Raleigh, NC	2,744	1,000	1,637	—	201	1,000	1,838	2,838	(86)	2019
Self Storage	Tallahassee, FL	6,715	3,092	7,174	—	119	3,092	7,293	10,385	(421)	2019
Self Storage	Tallahassee, FL	2,942	705	3,735	—	—	705	3,735	4,440	(192)	2019
Self Storage	Pensacola, FL	4,534	324	6,445	—	159	324	6,604	6,928	(317)	2019
Self Storage	Neptune, NJ	7,111	1,997	8,606	—	33	1,997	8,639	10,636	(459)	2019
Self Storage	Staten Island, NY	4,732	4,231	2,681	—	45	4,231	2,726	6,957	(136)	2019
Self Storage	Chattanooga, TN	5,225	1,377	6,244	—	405	1,377	6,649	8,026	(324)	2019
Self Storage	Belcamp, MD	5,001	791	6,503	—	71	791	6,574	7,365	(322)	2019
Self Storage	Summerville, SC	3,306	3,117	2,225	—	23	3,117	2,248	5,365	(116)	2019

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Self Storage	Moncks Corner, SC	2,929	1,043	1,499	—	7	1,043	1,506	2,549	(84)	2019
Self Storage	Phoenix, AZ	3,381	723	3,347	—	—	723	3,347	4,070	(92)	2020
Self Storage	Phoenix, AZ	5,416	1,877	6,737	—	—	1,877	6,737	8,614	(201)	2020
Self Storage	Tucson, AZ	4,300	770	5,426	—	—	770	5,426	6,196	(60)	2020
Self Storage	Tucson, AZ	4,200	727	4,807	—	—	727	4,807	5,534	(53)	2020
Self Storage	Tucson, AZ	4,300	544	5,107	—	17	544	5,124	5,668	(56)	2020
Self Storage	Stockton, CA	8,800	1,783	9,413	—	—	1,783	9,413	11,196	(86)	2020
Self Storage	Spring Valley, CA	7,400	3,503	5,915	—	—	3,503	5,915	9,418	(52)	2020
Self Storage	Orlando, FL	3,200	1,055	2,774	—	—	1,055	2,774	3,829	(33)	2020
Self Storage	Sarasota, FL	3,100	691	3,101	—	7	691	3,108	3,799	(34)	2020
Self Storage	Waterford, MI	4,050	1,525	6,276	—	—	1,525	6,276	7,801	(55)	2020
Self Storage	Willoughby, OH	4,300	1,897	5,391	—	—	1,897	5,391	7,288	(71)	2020
Self Storage	Willoughby, OH	4,200	659	5,582	—	—	659	5,582	6,241	(61)	2020
Self Storage	Cleveland, OH	5,100	1,083	7,418	—	—	1,083	7,418	8,501	(81)	2020
Self Storage	Aurora, OH	7,500	1,835	9,226	—	—	1,835	9,226	11,061	(124)	2020
Self Storage	Knoxville, TN	3,350	1,750	3,704	—	—	1,750	3,704	5,454	(33)	2020
Self Storage	Corpus Christi, TX	7,200	2,091	8,800	—	—	2,091	8,800	10,891	(81)	2020
Self Storage	Houston, TX	3,100	709	3,141	—	—	709	3,141	3,850	(36)	2020
Self Storage	Pasadena, TX	3,500	1,224	2,898	—	—	1,224	2,898	4,122	(34)	2020
Self Storage	Baytown, TX	5,000	1,924	4,739	—	28	1,924	4,767	6,691	(62)	2020
Self Storage	Houston, TX	4,400	2,613	3,303	—	—	2,613	3,303	5,916	(51)	2020
Self Storage	San Antonio, TX	4,600	956	5,609	—	—	956	5,609	6,565	(22)	2020
Self Storage	Fresno, CA	4,750	1,083	5,270	—	35	1,083	5,305	6,388	(32)	2020
Self Storage	Euless, TX	5,900	2,801	5,758	—	—	2,801	5,758	8,559	(45)	2020
Self Storage	Rosenberg, TX	2,467	862	2,448	—	—	862	2,448	3,310	(3)	2020
Self Storage	Pace, FL	—	1,378	4,434	—	—	1,378	4,434	5,812	(6)	2020
Self Storage	Cocoa, FL	—	919	6,166	—	—	919	6,166	7,085	(6)	2020
Self Storage	Rockledge, FL	—	1,691	9,324	—	—	1,691	9,324	11,015	(10)	2020
Self Storage	Osprey, FL	8,050	1,893	13,583	—	1	1,893	13,584	15,477	(16)	2020
Self Storage	Windermere, FL	9,850	2,924	15,082	—	7	2,924	15,089	18,013	(18)	2020
Self Storage	Gibsonton, FL	14,400	4,053	19,467	—	3	4,053	19,470	23,523	(23)	2020
Self Storage	Baltimore, MD	8,214	1,713	11,274	—	2	1,713	11,276	12,989	(13)	2020
Self Storage	Houston, TX	7,947	1,296	10,360	—	—	1,296	10,360	11,656	(12)	2020
Self Storage	Palmetto, FL	10,664	3,745	20,775	—	—	3,745	20,775	24,520	(24)	2020
Self Storage	Pensacola, FL	6,125	2,361	17,733	—	—	2,361	17,733	20,094	(21)	2020
Self Storage	Oklahoma City, OK	4,525	1,211	6,127	—	2	1,211	6,129	7,340	(8)	2020
Self Storage	Oklahoma City, OK	3,403	1,031	5,702	—	—	1,031	5,702	6,733	(7)	2020
Self Storage	Oklahoma City, OK	2,957	1,119	4,364	—	4	1,119	4,368	5,487	(5)	2020
Self Storage	Ardmore, OK	3,403	1,837	6,694	4	5	1,841	6,699	8,540	(8)	2020
Self Storage	Cypress, TX	3,980	844	6,066	—	—	844	6,066	6,910	(7)	2020
Self Storage	Olive Branch, MS	9,998	2,802	22,049	—	2	2,802	22,051	24,853	(25)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Self Storage	Denham Springs, LA	4,985	1,885	10,898	—	—	1,885	10,898	12,783	(13)	2020
Self Storage	Norman, OK	4,281	1,543	5,866	—	—	1,543	5,866	7,409	(7)	2020
Self Storage	Norman, OK	5,309	2,203	9,493	—	—	2,203	9,493	11,696	(11)	2020
Self Storage	Ardmore, OK	1,117	513	2,934	4	—	517	2,934	3,451	(3)	2020
Self Storage	Palatine, IL	2,400	770	1,940	—	—	770	1,940	2,710	(3)	2020
Self Storage	Lakeville, MN	5,223	1,407	3,259	—	4	1,407	3,263	4,670	(5)	2020
Self Storage	Oklahoma City, OK	2,281	982	2,362	—	—	982	2,362	3,344	(4)	2020
Self Storage	Moore, OK	2,038	559	2,419	—	—	559	2,419	2,978	(3)	2020
Self Storage	Woodbury, MN	6,700	2,041	6,607	—	—	2,041	6,607	8,648	(8)	2020
Self Storage	New Brighton, MN	7,900	3,080	10,350	—	—	3,080	10,350	13,430	(12)	2020
Self Storage	Brentwood, TN	8,100	1,986	10,640	—	—	1,986	10,640	12,626	(13)	2020
Self Storage	Frisco, TX	4,800	1,564	4,377	—	—	1,564	4,377	5,941	(5)	2020
Self Storage	Smyrna, TN	6,576	1,657	8,224	—	—	1,657	8,224	9,881	(10)	2020
Self Storage	Allen, TX	6,933	1,262	6,073	—	—	1,262	6,073	7,335	(7)	2020
Self Storage	Frisco, TX	5,352	2,006	6,073	—	—	2,006	6,073	8,079	(7)	2020
Self Storage	McKinney, TX	8,083	1,826	6,443	—	2	1,826	6,445	8,271	(8)	2020
Self Storage	Orange, CA	17,250	10,704	13,390	—	—	10,704	13,390	24,094	(20)	2020
Self Storage	Cypress, CA	14,000	3,752	13,654	—	—	3,752	13,654	17,406	(17)	2020
Self Storage	Santa Fe Springs, CA	15,086	5,948	8,457	—	—	5,948	8,457	14,405	(12)	2020
Self Storage	Hauppauge, NY	10,954	1,498	12,463	—	—	1,498	12,463	13,961	(14)	2020
Self Storage	Lindenhurst , NY	15,347	3,326	19,039	—	—	3,326	19,039	22,365	(23)	2020
Self Storage	Huntington Station, NY	12,140	1,811	14,079	—	—	1,811	14,079	15,890	(16)	2020
Self Storage	Seattle, WA	25,378	17,127	13,954	—	—	17,127	13,954	31,081	(21)	2020
Self Storage	Glen Rock, NJ	—	3,100	—	—	—	3,100	—	3,100	—	2020
Self Storage	Flowery Branch, GA	6,988	1,027	8,304	—	—	1,027	8,304	9,331	(10)	2020
Self Storage	Marietta, GA	2,447	1,094	2,809	—	1	1,094	2,810	3,904	(4)	2020
Self Storage	Decatur, GA	5,068	1,495	7,052	—	—	1,495	7,052	8,547	(8)	2020
Self Storage	Augusta, GA	5,463	771	5,737	—	—	771	5,737	6,508	(7)	2020
Self Storage	Woodstock, GA	4,546	1,172	5,685	—	—	1,172	5,685	6,857	(7)	2020
Self Storage	Sanford, FL	6,810	1,536	9,180	—	—	1,536	9,180	10,716	(11)	2020
Self Storage	Naples, FL	9,021	1,368	10,754	—	—	1,368	10,754	12,122	(13)	2020
Self Storage	Ormond Beach, FL	6,524	2,605	11,617	—	1	2,605	11,618	14,223	(14)	2020
Self Storage	Spring Hill, FL	3,910	913	6,173	—	1	913	6,174	7,087	(7)	2020
Self Storage	Winter Garden, FL	8,092	1,456	13,774	—	2	1,456	13,776	15,232	(15)	2020
Self Storage	Palm Bay, FL	9,688	2,428	14,852	—	—	2,428	14,852	17,280	(18)	2020
Self Storage	Cocoa, FL	6,957	1,788	10,980	—	—	1,788	10,980	12,768	(13)	2020
Self Storage	Palm Bay, FL	5,202	1,837	7,072	4	—	1,841	7,072	8,913	(8)	2020
Self Storage	Valrico, FL	6,665	2,854	7,166	—	2	2,854	7,168	10,022	(8)	2020
Self Storage	Land O' Lakes, FL	9,756	1,574	12,194	—	3	1,574	12,197	13,771	(14)	2020
Self Storage	Altamonte Springs, FL	9,182	2,504	13,968	—	—	2,504	13,968	16,472	(17)	2020
Self Storage	Orlando, FL	7,078	2,102	10,389	2	—	2,104	10,389	12,493	(12)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Self Storage	Allentown, PA	7,985	2,781	12,114	—	—	2,781	12,114	14,895	(15)	2020
Self Storage	Barnegat, NJ	8,106	1,754	12,985	—	2	1,754	12,987	14,741	(15)	2020
Self Storage	Englishtown, NJ	9,214	2,487	14,051	—	—	2,487	14,051	16,538	(16)	2020
Self Storage	Trenton, NJ	8,481	1,853	12,736	—	7	1,853	12,743	14,596	(15)	2020
Self Storage	Marmora, NJ	5,598	2,381	11,891	—	—	2,381	11,891	14,272	(13)	2020
Self Storage	Neptune Township, NJ	7,510	2,159	11,610	—	1	2,159	11,611	13,770	(13)	2020
Self Storage	Fairhaven, MA	5,234	1,647	5,388	—	—	1,647	5,388	7,035	(7)	2020
Self Storage	East Falmouth, MA	11,751	3,544	20,064	—	—	3,544	20,064	23,608	(24)	2020
Self Storage	Middletown, RI	8,501	2,196	11,457	—	—	2,196	11,457	13,653	(13)	2020
Self Storage	Seattle, WA	23,584	4,773	23,693	—	—	4,773	23,693	28,466	(25)	2020
Self Storage	St. Clair Shores, MI	6,229	799	7,732	—	1	799	7,733	8,532	(9)	2020
Self Storage	Linden, MI	5,169	1,773	6,698	—	—	1,773	6,698	8,471	(9)	2020
Self Storage	Grand Rapids, MI	10,056	1,451	12,476	—	—	1,451	12,476	13,927	(15)	2020
Self Storage	Flint, MI	5,940	933	7,971	—	—	933	7,971	8,904	(9)	2020
Self Storage	Waterford, MI	10,577	1,957	12,724	—	—	1,957	12,724	14,681	(15)	2020
Self Storage	Wixom, MI	9,059	1,568	11,156	—	1	1,568	11,157	12,725	(13)	2020
Self Storage	Saline, MI	9,111	3,059	9,673	—	—	3,059	9,673	12,732	(12)	2020
Self Storage	Wyoming, MI	4,237	1,352	4,933	—	—	1,352	4,933	6,285	(6)	2020
Self Storage	Wheeling, IL	4,514	1,147	1,117	—	—	1,147	1,117	2,264	(2)	2020
Self Storage	Bolingbrook, IL	5,772	1,300	5,750	—	—	1,300	5,750	7,050	(7)	2020
Self Storage	St. Charles, IL	14,185	2,641	15,883	—	—	2,641	15,883	18,524	(19)	2020
Self Storage	Zionsville, IN	1,892	677	2,203	—	—	677	2,203	2,880	(3)	2020
Self Storage	Lafayette, IN	5,129	1,095	6,274	—	—	1,095	6,274	7,369	(7)	2020
Self Storage	West Lafayette, IN	8,636	1,640	7,727	—	—	1,640	7,727	9,367	(9)	2020
Self Storage	Lafayette, IN	3,567	721	3,657	—	—	721	3,657	4,378	(4)	2020
Self Storage	Lafayette, IN	4,829	1,016	5,261	—	—	1,016	5,261	6,277	(6)	2020
Self Storage	Lafayette, IN	7,190	1,365	7,861	—	—	1,365	7,861	9,226	(9)	2020
Self Storage	Munster, IN	6,185	1,295	8,715	—	—	1,295	8,715	10,010	(10)	2020
Self Storage	Valparaiso, IN	6,854	2,487	12,221	—	—	2,487	12,221	14,708	(13)	2020
Self Storage	Southlake, TX	11,330	2,437	15,541	—	—	2,437	15,541	17,978	(17)	2020
Self Storage	Navarre, FL	11,769	2,145	20,014	—	—	2,145	20,014	22,159	(22)	2020
Self Storage	Columbus, OH	4,384	911	5,825	—	—	911	5,825	6,736	(7)	2020
Self Storage	Collierville, TN	3,659	975	5,704	—	—	975	5,704	6,679	(7)	2020
Self Storage	Memphis, TN	3,643	1,095	4,852	—	—	1,095	4,852	5,947	(6)	2020
Self Storage	Memphis, TN	2,791	871	4,486	—	—	871	4,486	5,357	(5)	2020
Self Storage	Memphis, TN	2,588	754	4,052	—	—	754	4,052	4,806	(5)	2020
Self Storage	Memphis, TN	3,734	1,187	4,785	—	—	1,187	4,785	5,972	(6)	2020
Self Storage	Collierville, TN	4,502	1,465	6,578	—	—	1,465	6,578	8,043	(8)	2020
Self Storage	Memphis, TN	2,842	924	4,414	—	—	924	4,414	5,338	(5)	2020
Self Storage	Southaven, MS	5,433	1,862	7,503	—	—	1,862	7,503	9,365	(9)	2020
Self Storage	Southaven, MS	3,736	1,799	4,152	—	—	1,799	4,152	5,951	(6)	2020

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Self Storage	Olive Branch, MS	11,060	3,437	15,765	—	—	3,437	15,765	19,202	(19)	2020
Self Storage	Chickasha, OK	3,395	762	3,961	—	—	762	3,961	4,723	(5)	2020
Self Storage	Oklahoma City, OK	2,804	878	3,836	—	—	878	3,836	4,714	(4)	2020
Self Storage	Oklahoma City, OK	2,150	698	2,700	—	—	698	2,700	3,398	(3)	2020
Self Storage	Stillwater, OK	1,895	612	2,903	—	—	612	2,903	3,515	(3)	2020
Self Storage	Oklahoma City, OK	2,073	550	2,272	—	—	550	2,272	2,822	(3)	2020
Self Storage	Bixby, OK	7,720	1,822	7,052	—	—	1,822	7,052	8,874	(8)	2020
Total Self Storage Properties:		$927,263	$279,673	$1,177,247	$14	$1,715	$279,687	$1,178,962	$1,458,649	$(8,424)

Retail Properties:
Shopping Center	Philadelphia, PA	$32,000	$19,335	$31,757	$—	$1,800	$19,335	$33,557	$52,892	$(5,151)	2017
Shopping Center	Burbank, CA	27,390	24,100	18,317	149	898	24,249	19,215	43,464	(3,408)	2017
Shopping Center	Miami, FL	20,250	17,085	14,854	443	—	17,528	14,854	32,382	(1,659)	2018
Shopping Center	Brooklyn, NY	80,400	73,427	35,704	—	2	73,427	35,706	109,133	(1,116)	2019
Shopping Center	Simi Valley, CA	23,600	22,282	13,400	18	12	22,300	13,412	35,712	(1,138)	2019
Shopping Center	Pacoima, CA	31,200	38,015	9,103	—	31	38,015	9,134	47,149	(622)	2019
Shopping Center	Signal Hill, CA	38,550	32,808	14,722	—	46	32,808	14,768	47,576	(722)	2019
Shopping Center	Irvine, CA	60,750	54,585	33,088	—	81	54,585	33,169	87,754	(1,004)	2020
Shopping Center	Huntington Beach, CA	30,250	28,955	18,668	—	246	28,955	18,914	47,869	(602)	2020
Shopping Center	Lake Forest, CA	29,400	22,451	12,663	—	273	22,451	12,936	35,387	(406)	2020
Shopping Center	Huntington Beach, CA	28,500	25,629	16,122	—	479	25,629	16,601	42,230	(526)	2020
Shopping Center	Mission Viejo, CA	15,800	12,320	6,938	—	277	12,320	7,215	19,535	(235)	2020
Shopping Center	Dana Point, CA	14,100	14,026	7,659	12	68	14,038	7,727	21,765	(243)	2020
Total Retail Properties:		$432,190	$385,018	$232,995	$622	$4,213	$385,640	$237,208	$622,848	$(16,832)

Office Properties:
Office	Emeryville, CA	$75,900	$29,719	$86,396	$—	$3,368	$29,719	$89,764	$119,483	$(3,642)	2019
Office	San Jose, CA	167,700	50,457	184,849	—	—	50,457	184,849	235,306	(837)	2020
Total Office Properties:		$243,600	$80,176	$271,245	$—	$3,368	$80,176	$274,613	$354,789	$(4,479)

Portfolio Total		$13,967,521	$7,601,949	$25,531,190	$24,432	$460,420	$7,626,381	$25,991,610	$33,617,991	$(1,693,196)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2020, the aggregate cost basis for tax purposes was $34.0 billion.
(A)

Nine of the Company’s multifamily properties collateralize a term loan and secured revolving credit facility totaling $331.0 million. As of December 30, 2020, the Company had $331.0 million outstanding under such facility.

(B)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $330.0 million. As of December 31, 2020, the Company had $165.0 million outstanding under such facility.

(C)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $464.2 million. As of December 31, 2020, such term loan and secured revolving credit facility had a total outstanding balance of $232.1 million.

(D)	Certain of the Company’s industrial properties collateralize a mortgage totaling $508.5 million. As of December 31, 2020, such mortgage had a total outstanding balance of $508.5 million.
(E)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $836.1 million. As of December 31, 2020, such term loan and secured revolving credit facility had a total outstanding balance of $418.1 million.

(F)

Certain of the Company’s industrial properties collateralize a $1.1 billion mortgage and a $0.2 billion mezzanine loan. As of December 31, 2020, such mortgage and mezzanine loan had a total outstanding balance of $1.1 billion.

(G)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $311.1 million. As of December 31, 2020, the Company had $155.6 million outstanding under such facility.

(H)

Certain of the Company’s industrial properties collateralize a term loan and secured revolving credit facility totaling $679.0 million. As of December 31, 2020, such term loan and secured revolving credit facility had a total outstanding balance of $339.5 million.

(I)

Certain of the Company’s industrial properties collateralize a mortgage loan totaling $1.2 billion and a $400 million secured revolving credit facility. As of December 31, 2020, such mortgage loan and secured revolving credit facility had a total outstanding balance of $1.6 billion.

(J)	Certain of the Company’s industrial properties collateralize a mortgage totaling $385.0 million. As of December 31, 2020, such mortgage had a total outstanding balance of $385.0 million.
(K)	Certain of the Company’s industrial properties collateralize a mortgage totaling $445.0 million. As of December 31, 2020, such mortgage had a total outstanding balance of $445.0 million.
(L)	Certain of the Company’s industrial properties collateralize a mortgage totaling $120.0 million. As of December 31, 2020, such mortgage had a total outstanding balance of $120.0 million.
(M)	Certain of the Company’s industrial properties collateralize a mortgage totaling $217.5 million. As of December 31, 2020, such mortgage had a total outstanding balance of $217.5 million.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $495.4 million. Accumulated Depreciation does not include $122.3 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Real Estate:
Balance at the beginning of year	$26,589,825	$10,351,841
Additions during the year:
Land and land improvements	2,089,896	3,719,256
Building and building improvements	5,269,981	12,714,877
Dispositions during the year:
Land and land improvements	(103,193)	(11,959)
Building and building improvements	(228,518)	(33,287)
Assets held for sale	—	(150,903)
Balance at the end of the year	$33,617,991	$26,589,825

Accumulated Depreciation:
Balance at the beginning of year	$(752,354)	$(257,011)
Accumulated depreciation	(964,304)	(507,550)
Dispositions	23,462	1,657
Assets held for sale	—	10,550
Balance at the end of the year	$(1,693,196)	$(752,354)