Form 10-Q
period 2021-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2021-05-13
CIK 1662972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 13, 2021, the issuer had the following shares outstanding: 875,212,893 shares of Class S common stock, 1,162,622,190 shares of Class I common stock, 49,198,431 shares of Class T common stock, and 168,644,645 shares of Class D common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$32,505,382	$32,457,713
Investments in unconsolidated entities (includes $383,343 and $0 at fair value as of March 31, 2021 and December 31, 2020, respectively)	1,209,809	816,220
Investments in real estate debt	4,896,416	4,566,306
Cash and cash equivalents	574,130	333,388
Restricted cash	1,370,434	711,135
Other assets	2,222,594	1,799,253
Total assets	$42,778,765	$40,684,015

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$19,638,711	$19,976,161
Secured financings on investments in real estate debt	1,491,509	2,140,993
Unsecured revolving credit facilities	—	—
Due to affiliates	896,640	887,660
Other liabilities	2,280,567	1,465,194
Total liabilities	24,307,427	24,470,008

Commitments and contingencies	—	—
Redeemable non-controlling interests	32,222	30,056

Equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 783,521 and 702,853 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7,835	7,029
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 1,042,750 and 927,080 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10,427	9,270
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 47,115 and 45,943 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	471	459
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 146,954 and 124,141 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,470	1,241
Additional paid-in capital	21,507,160	19,059,045
Accumulated deficit and cumulative distributions	(3,485,251)	(3,224,318)
Total stockholders' equity	18,042,112	15,852,726
Non-controlling interests attributable to third party joint ventures	142,932	143,253
Non-controlling interests attributable to BREIT OP unitholders	254,072	187,972
Total equity	18,439,116	16,183,951
Total liabilities and equity	$42,778,765	$40,684,015

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$652,916	$532,095
Hospitality revenue	58,143	127,472
Other revenue	22,396	15,315
Total revenues	733,455	674,882
Expenses
Rental property operating	237,705	168,388
Hospitality operating	55,680	99,306
General and administrative	6,960	6,682
Management fee	73,095	49,502
Performance participation allocation	143,215	—
Depreciation and amortization	400,387	328,805
Total expenses	917,042	652,683
Other income (expense)
Income from unconsolidated entities	34,682	13,269
Income (loss) from investments in real estate debt	239,361	(1,016,147)
Net gain on dispositions of real estate	15,430	371
Interest income	86	1,747
Interest expense	(181,618)	(188,504)
Loss on extinguishment of debt	(3,416)	(1,237)
Other income (expense)	107,946	(48,848)
Total other income (expense)	212,471	(1,239,349)
Net income (loss)	$28,884	$(1,217,150)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(59)	$237
Net (income) loss attributable to non-controlling interests in BREIT OP	(353)	16,826
Net income (loss) attributable to BREIT stockholders	$28,472	$(1,200,087)
Net income (loss) per share of common stock — basic and diluted	$0.01	$(0.86)
Weighted-average shares of common stock outstanding, basic and diluted	1,938,486	1,399,514

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	817	1,452	14	227	2,915,914		2,918,424	—	—	2,918,424
Offering costs	—	—	—	—	(107,294)	—	(107,294)	—	—	(107,294)
Distribution reinvestment	57	58	3	10	150,046	—	150,174	—	—	150,174
Common stock/units repurchased	(68)	(354)	(5)	(8)	(507,896)	—	(508,331)	(129)	(1,290)	(509,750)
Amortization of compensation awards	—	1	—	—	120	—	121	—	1,177	1,298
Net income ($343 loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	28,472	28,472	402	353	29,227
Distributions declared on common stock ($0.1600 gross per share)	—	—	—	—	—	(289,405)	(289,405)	—	—	(289,405)
Contributions from non-controlling interests	—	—	—	—	—	—	—	2,229	70,316	72,545
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(2,823)	(4,456)	(7,279)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,775)	—	(2,775)	—	—	(2,775)
Balance at March 31, 2021	$7,835	$10,427	$471	$1,470	$21,507,160	$(3,485,251)	$18,042,112	$142,932	$254,072	$18,439,116

								Non-	Non-
								controlling	controlling
	Par Value					Accumulated		Interests	Interests
	Common	Common	Common	Common	Additional	Deficit and	Total	Attributable	Attributable
	Stock	Stock	Stock	Stock	Paid-in	Cumulative	Stockholders'	to Third Party	to BREIT OP	Total
	Class S	Class I	Class T	Class D	Capital	Distributions	Equity	Joint Ventures	Unitholders	Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	985	3,239	48	141	5,070,844	—	5,075,257	—	—	5,075,257
Offering costs	—	—	—	—	(97,799)	—	(97,799)	—	—	(97,799)
Distribution reinvestment	45	37	3	7	104,830	—	104,922	—	—	104,922
Common stock/units repurchased	(227)	(190)	(10)	(31)	(515,429)	—	(515,887)	—	(335)	(516,222)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net loss ($700 allocated to redeemable non-controlling interests)	—	—	—	—	—	(1,200,087)	(1,200,087)	443	(16,806)	(1,216,450)
Distributions declared on common stock ($0.1592 gross per share)	—	—	—	—	—	(207,074)	(207,074)	—	—	(207,074)
Contributions from non-controlling interests	—	—	—	—	—	—	—	9,255	58,636	67,891
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(6,188)	(3,475)	(9,663)
Allocation to redeemable non-controlling interests	—	—	—	—	(508)	—	(508)	—	—	(508)
Balance at March 31, 2020	$6,111	$7,830	$439	$964	$16,278,758	$(2,830,046)	$13,464,056	$161,305	$190,241	$13,815,602

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$28,884	$(1,217,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fee	73,095	49,502
Performance participation allocation	143,215	—
Depreciation and amortization	400,387	328,805
Net gain on dispositions of real estate	(15,430)	(371)
Loss on extinguishment of debt	3,416	1,237
Unrealized (gain) loss on changes in fair value of financial instruments	(316,617)	1,104,394
Income from unconsolidated entities	(34,682)	(13,269)
Distributions from unconsolidated entities	15,101	12,131
Other items	14,418	(1,683)
Change in assets and liabilities:
(Increase) / decrease in other assets	(20,726)	(70,385)
Increase / (decrease) in due to affiliates	4,804	3,590
Increase / (decrease) in other liabilities	(4,229)	12,238
Net cash provided by operating activities	291,636	209,039
Cash flows from investing activities:
Acquisitions of real estate	(362,345)	(2,573,147)
Capital improvements to real estate	(61,713)	(70,648)
Proceeds from disposition of real estate	73,922	4,488
Pre-acquisition costs and deposits	(6,322)	(23,791)
Investment in unconsolidated entities	(364,758)	(808,312)
Purchase of investments in real estate debt	(300,888)	(485,663)
Proceeds from settlement of investments in real estate debt	126,388	87,271
Purchase of real estate-related equity securities	(336,845)	(372,293)
Net cash used in investing activities	(1,232,561)	(4,242,095)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,327,903	4,232,000
Offering costs paid	(30,430)	(27,823)
Subscriptions received in advance	1,230,294	290,535
Repurchase of common stock	(323,611)	(46,624)
Repurchase of management fee shares	(124,335)	(42,132)
Redemption of redeemable non-controlling interest	(111,949)	(83,625)
Redemption of affiliate service provider incentive compensation awards	(923)	(335)
Borrowings of mortgage notes, term loans, and secured revolving credit facilities	614,085	4,551,680
Repayments from mortgage notes, term loans, and secured revolving credit facilities	(957,247)	(3,591,784)
Borrowings under secured financings on investments in real estate debt	—	45,541
Repayments of secured financings on investments in real estate debt	(635,805)	(618,147)
Borrowings from affiliate unsecured revolving credit facility	60,000	125,000
Repayments on affiliate unsecured revolving credit facility	(60,000)	(125,000)
Borrowings from unsecured revolving credit facilities	—	130,000
Repayments on unsecured revolving credit facilities	—	(130,000)
Payment of deferred financing costs	(13,640)	(19,894)
Contributions from non-controlling interests	825	10,953
Distributions to and redemptions of non-controlling interests	(6,623)	(8,342)
Distributions	(127,578)	(81,486)
Net cash provided by financing activities	1,840,966	4,610,517
Net change in cash and cash equivalents and restricted cash	900,041	577,461
Cash and cash equivalents and restricted cash, beginning of period	1,044,523	1,109,702
Cash and cash equivalents and restricted cash, end of period	$1,944,564	$1,687,163

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$574,130	$738,553
Restricted cash	1,370,434	948,610
Total cash and cash equivalents and restricted cash	$1,944,564	$1,687,163

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$109,069
Assumption of other liabilities in conjunction with acquisitions of real estate	$2,945	$2,416
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$9,249	$—
Accrued pre-acquisition costs	$—	$803
Accrued capital expenditures and acquisition related costs	$7,009	$3,363
Accrued distributions	$11,914	$21,103
Accrued stockholder servicing fee due to affiliate	$78,094	$70,409
Redeemable non-controlling interest issued as settlement of performance participation allocation	$192,648	$141,396
Exchange of redeemable non-controlling interest for Class I shares	$12,246	$9,228
Exchange of redeemable non-controlling interest for Class I or Class B units	$68,453	$48,543
Allocation to redeemable non-controlling interest	$2,775	$508
Distribution reinvestment	$150,174	$104,922
Accrued common stock repurchases	$87,350	$427,259
Accrued common stock repurchases due to affiliate	$27,387	$—
Payable for investments in real estate debt	$22,974	$389,878

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

As of March 31, 2021, the Company had received aggregate net proceeds of $24.2 billion from selling shares of the Company’s common stock through both the Offering, as defined below, and in unregistered sales. The Company had previously registered with the Securities and Exchange Commission (the “SEC”) two offerings for an aggregate of up to $17.0 billion in shares of common stock (the “Previous Offerings”) and accepted gross offering proceeds of $16.3 billion during the period January 1, 2017 to February 1, 2021. The Company subsequently registered with the SEC a follow-on offering of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

As of March 31, 2021, the Company owned 1,429 properties and had 260 real estate debt investment positions. The Company currently operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 – Investments in Unconsolidated Entities. Financial results by segment are reported in Note 15 — Segment Reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Principles of Consolidation

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the fair value option (“FVO”), the Company records its share of net asset value and any unrealized gains and losses.

BREIT OP and each of the Company’s joint ventures are considered to be either a VIE or VOE. The Company consolidates these entities, excluding its equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

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

As of March 31, 2021, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $11.4 billion and $7.9 billion, respectively, compared to $11.5 billion and $8.0 billion as of December 31, 2020. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. As of March 31, 2021, the Company did not consolidate three of its joint ventures and accounted for these under the equity method of accounting. The Company has elected the FVO for two of its equity method investments while the third is presented at historical cost. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. As of March 31, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. As of March 31, 2021 and December 31, 2020, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are mortgage-related securities, as well as corporate bonds, term loans, and mezzanine loans of real estate-related companies. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers and broker-dealer quotations whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class, and incorporate specific collateral performance, as applicable.

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

The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2021 and 2020, the Company recognized $82.3 million of unrealized gains and $37.1 million of unrealized losses, respectively, on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of March 31, 2021 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. During February 2021, the Company made an investment in a private real estate company, which is reflected at its initial investment as of March 31, 2021 (Level 2 inputs). The Company believes that the transaction price provides the most observable indication of fair value as of March 31, 2021 given the timing of the investment and lack of significant changes in market conditions. As of March 31, 2021 and December 31, 2020, the Company’s $1.0 billion and $0.6 billion of equity securities, respectively, were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.

The Company has elected the FVO for two of its equity method investments and therefore, reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income From Unconsolidated Entities on the Company’s Condensed Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investments. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using the appropriate weighted average cost of capital. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.

The Company’s derivative financial instruments are reported at fair value. As of March 31, 2021 and December 30, 2020, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$4,724,374	$172,042	$4,896,416	$—	$4,445,414	$120,892	$4,566,306
Equity securities	578,496	422,801	—	1,001,297	327,935	271,250	—	599,185
Investments in unconsolidated entities	—	—	383,343	383,343	—	—	—	—
Derivatives	—	46,345	—	46,345	—	—	—	—
Total	$578,496	$5,193,520	$555,385	$6,327,401	$327,935	$4,716,664	$120,892	$5,165,491

Liabilities:
Derivatives	$—	$14,945	$—	$14,945	$—	$55,536	$—	$55,536
Total	$—	$14,945	$—	$14,945	$—	$55,536	$—	$55,536

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2020	$120,892	$—	$120,892
Purchases	46,550	374,007	420,557
Included in net income
Unrealized gain (loss) included in income from unconsolidated entities	—	9,336	9,336
Accretion included in interest income	90	—	90
Unrealized gain (loss) included in income (loss) from investments in real estate debt	4,510	—	4,510
Balance as of March 31, 2021	$172,042	$383,343	$555,385

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt(1)	$172,042	Discounted cash flow	Yield	9.3%	Decrease
Investments in Unconsolidated Entities	$383,343	Discounted cash flow	Discount Rate	6.6%	Decrease
			Exit Capitalization Rate	4.8%	Decrease
			Weighted Average Cost of Capital	12.4%	Decrease

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$120,892	Discounted cash flow	Yield	10.3%	Decrease

(1)

During March 2021, the Company made an investment in a mezzanine loan, which is reflected at its initial investment as of March 31, 2021. The Company did not utilize any quantitative inputs and assumptions in valuing this investment as the Company believes that the transaction price provides the most observable indication of fair value given the timing of the investment and lack of significant changes in market conditions.

Valuation of liabilities not measured at fair value

As of March 31, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $33.0 million above carrying value. As of December 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $48.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Derivative Financial Instruments

As of March 31, 2021 and December 31, 2020, all of the Company’s derivative instruments were non-designated hedges. The Company presents changes in the fair value of its non-designated hedges as a component of Income (loss) from Investments in Real Estate Debt or Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations depending on the nature of the derivative instrument.

The Company has elected to not offset derivative assets and liabilities or financial assets in its Condensed Consolidated Balance Sheets, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provide the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. Derivative financial instruments are recorded as a component of either Other Assets or Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at fair value.

Stock-Based Compensation

The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, a wholly owned subsidiary of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards in net income on a straight-line basis over the applicable vesting period of the award, based on the value of the awards at grant, as adjusted for forfeitures. Refer to Note 9 for additional information on the awards issued to certain employees of the affiliate portfolio companies.

On January 1, 2021, the Company issued awards to certain employees of Simply Self Storage which had a grant date fair value of $3.6 million. The Simply Self Storage awards are subject to certain performance conditions and a four-year service period. As such, if the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the four-year service period, as adjusted for forfeitures. As of March 31, 2021, the Company determined it was probable that the performance conditions will be met. During the three months ended March 31, 2021, the Company recorded $0.2 million of compensation expense related to such awards, which was included as a component of Rental Property Operating in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2021, the total unrecognized compensation cost relating to the Simply Self Storage awards was $3.4 million and is expected to be recognized over a period of 3.8 years from March 31, 2021.

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID- 19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the COVID-19 pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the three months ended March 31, 2021, while also considering any necessary bad debt reserves. During the three months ended March 31, 2021, the Company has granted $4.3 million of rental deferral requests. It is expected that the deferred rent will generally be paid back over a period of three to 12 months. However, it is possible that tenants may not be able to meet their deferred rent obligations.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Building and building improvements	$26,298,429	$25,991,610
Land and land improvements	7,636,040	7,626,381
Furniture, fixtures and equipment	513,370	495,395
Right of use asset - operating leases(1)	114,535	114,535
Right of use asset - financing leases(1)	56,008	56,008
Total	34,618,382	34,283,929
Accumulated depreciation and amortization	(2,113,000)	(1,826,216)
Investments in real estate, net	$32,505,382	$32,457,713

(1)	Refer to Note 14 for additional details on the Company’s leases.

Acquisitions

During the three months ended March 31, 2021, the Company acquired interests in 11 real estate investments for $0.4 billion, which comprised seven industrial and four multifamily properties.

The following table details the properties acquired during the three months ended March 31, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Feet (in thousands)/ Units/ Keys	Purchase Price(1)
Multifamily properties	3	4	1,490 units	$210,248
Industrial properties	1	7	1,058 sq. ft.	154,779
	4	11		$365,027

(1)	Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2021 ($ in thousands):

Amount
Building and building improvements	$271,017
Land and land improvements	64,312
Furniture, fixtures and equipment	10,289
In-place lease intangibles	21,082
Below-market lease intangibles	(1,673)
Total purchase price	365,027
Assumed mortgage notes(1)	—
Net purchase price	$365,027

(1)	Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles and below-market lease intangibles of the properties acquired during the three months ended March 31, 2021 were six and seven years, respectively.

Dispositions

The following table details the dispositions during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Multifamily properties	4	$73,922	$15,430	—	$—	$—
Industrial properties	—	—	—	1	4,488	371
	4	$73,922	$15,430	1	$4,488	$371

Properties Held for Sale

As of March 31, 2021 and December 31, 2020, one multifamily property and no properties, respectively, were classified as held for sale. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	March 31, 2021
Investments in real estate, net	$13,686
Other assets	97
Total assets	$13,783

Liabilities:
Mortgage notes	$—
Other liabilities	178
Total liabilities	$178

4. Investments in Unconsolidated Entities

The Company holds three investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures are owned by the Company and other institutional investors or public companies and include 52 industrial and two net lease properties. Refer to Note 2 for additional details.

The following table details the Company’s equity investment in unconsolidated entities as of March 31, 2021 and December 31, 2020 ($ in thousands):

Joint Venture	Segment	Ownership Interest	March 31, 2021	December 31, 2020
MGM Grand & Mandalay Bay(1)	Net Lease	49.9%	$826,466	$816,220
WC Infill Industrial Portfolio(2)	Industrial	85.0%	227,116	—
Vault Industrial Portfolio(2)	Industrial	41.0%	156,227	—
Total			$1,209,809	$816,220

(1)	Includes $9.3 million and $9.4 million of BREIT outside basis attributable to the MGM Grand & Mandalay Bay joint venture as of March 31, 2021 and December 31, 2020, respectively.
(2)	The Company elected the fair value option, as such the investments are recorded at the Company’s estimated fair value.

The following table details the Company’s income from unconsolidated entities for the three months ended March 31, 2021 ($ in thousands):

Joint Venture	Ownership Interest	Total Revenue of Unconsolidated Joint Ventures	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$98,681	$50,869	$25,384	$(38)	$25,346
WC Infill Industrial Portfolio(1)	85.0%	—	—	—	—	5,359
Vault Industrial Portfolio(1)	41.0%	—	—	—	—	3,977
Total						$34,682

(1)

As the Company elected the fair value option for these investments, the net income from unconsolidated entities represents the fair value mark to market changes in the Company’s investment in such joint ventures.

The following table details the Company’s income from unconsolidated entities for the three months ended March 31, 2020 ($ in thousands):

Joint Venture	Ownership Interest	Total Revenue	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$50,437	$26,632	$13,289	$(20)	$13,269

5. Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	151	L+2.8%	4/23/2025	$3,058,143	$3,035,444	$2,976,607
CMBS - fixed	56	4.0%	5/23/2028	970,027	935,055	927,426
Corporate bonds	9	4.9%	8/30/2027	163,200	162,487	167,404
CMBS - zero coupon	4	N/A	3/8/2027	236,090	140,394	152,643
RMBS - fixed	24	4.3%	3/8/2045	24,673	24,863	24,830
CMBS - interest only	6	2.3%	4/17/2028	2,277,315	20,707	20,690
Total real estate securities	250	3.2%	4/8/2026	N/M	4,318,950	4,269,600
Term loans	8	L+3.1%	12/23/2021	456,542	423,766	454,774
Mezzanine loans	2	L+6.3%	1/29/2025	183,750	181,064	172,042
Total real estate loans	10	L+4.0%	10/30/2022	640,292	604,830	626,816
Total investments in real estate debt	260	3.2%	10/29/2025	N/M	$4,923,780	$4,896,416

	December 31, 2020
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	131	L+2.8%	3/1/2025	$2,878,598	$2,849,161	$2,675,210
CMBS - fixed	54	4.0%	5/21/2028	978,513	941,784	915,371
Corporate bonds	10	5.0%	5/3/2027	179,398	178,219	183,203
CMBS - zero coupon	4	N/A	3/10/2027	236,090	137,665	141,632
RMBS - fixed	15	4.5%	10/24/2049	22,429	22,602	22,510
CMBS - interest only	5	2.3%	4/14/2028	2,257,282	21,214	21,215
Total real estate securities	219	3.2%	3/29/2026	N/M	4,150,645	3,959,141
Term loans	8	L+3.1%	1/7/2022	488,824	438,445	486,273
Mezzanine loans	1	L+6.9%	12/15/2024	134,750	134,424	120,892
Total real estate loans	9	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	228	3.5%	10/3/2025	N/M	$4,723,514	$4,566,306

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and SONIA, as applicable to each security and loan.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for interest-only positions.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2021				December 31, 2020
Collateral(1)	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	79	$2,094,352	$2,038,382	42%	78	$2,046,529	$1,904,256	42%
Industrial	42	779,263	786,859	16%	29	612,884	610,504	13%
Multifamily	71	734,737	775,270	16%	58	748,086	797,840	17%
Office	40	732,790	709,461	15%	36	720,665	681,596	15%
Other	5	238,202	232,115	5%	5	238,202	213,654	5%
Diversified	19	215,687	217,756	4%	18	234,527	225,077	5%
Net Lease	3	111,374	120,118	2%	3	105,246	117,219	3%
Retail	1	17,375	16,455	—%	1	17,375	16,160	—%
Total	260	$4,923,780	$4,896,416	100%	228	$4,723,514	$4,566,306	100%

(1)	Multifamily investments in real estate debt are collateralized by various forms of rental housing including single-family homes and apartments.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2021				December 31, 2020
Credit Rating	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Number of Positions	Cost Basis	Fair Value	Percentage Based on Fair Value
BB	87	$1,409,962	$1,404,595	29%	81	$1,435,891	$1,381,221	30%
Not rated	43	1,203,589	1,211,332	25%	28	997,411	1,004,027	22%
B	63	1,212,740	1,182,356	24%	52	1,186,975	1,114,977	24%
BBB	48	794,027	783,062	16%	48	797,918	753,393	17%
A	11	260,220	268,855	5%	11	262,097	267,023	6%
CCC	3	32,780	35,763	1%	3	32,402	34,839	1%
AAA	4	9,712	9,704	—%	4	10,044	10,047	—%
AA	1	750	749	—%	1	776	779	—%
Total	260	$4,923,780	$4,896,416	100%	228	$4,723,514	$4,566,306	100%

The Company’s investments in real estate debt included CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value		Interest Income
			Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
CMBS	$1,789,631	$1,749,877	$14,591	$18,404
Loans	571,805	545,539	5,665	3,217
Total	$2,361,436	$2,295,416	$20,256	$21,621

For additional information regarding the Company’s investments in affiliated CMBS, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The terms and conditions of such affiliated CMBS held as of March 31, 2021 are consistent with the terms described in such Note.

As of March 31, 2021 and December 31, 2020, the Company’s investments in real estate debt also included $283.5 million and $179.6 million, respectively, of CMBS collateralized by pools of commercial real estate debt, a portion of which included certain of the Company’s mortgage notes. The Company recognized $2.9 million and $2.6 million of interest income related to such CMBS during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recorded a net unrealized gain of $129.9 million and a net unrealized loss of $1.0 billion, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021 and 2020, the Company recognized a net realized gain of $2.6 million and $0.3 million, respectively, due to the sale, repayment, or paydowns of certain of the Company’s investments in real estate debt.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities

The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages	3.8%	8/25/2027	N/A	$13,020,170	$13,124,595
Mezzanine loans	—	—		—	—
Total fixed rate loans	3.8%	8/25/2027		13,020,170	13,124,595
Variable rate loans:
Floating rate mortgages	L+1.8%	3/16/2026	N/A	4,790,933	4,544,044
Variable rate term loans	L+1.7%	3/18/2024	N/A	1,795,520	1,761,920
Variable rate secured revolving credit facilities	L+1.8%	4/9/2026	$2,195,520	33,600	481,725
Variable rate mezzanine loans	L+3.6%	1/15/2025	N/A	131,100	202,200
Total variable rate loans	L+1.8%	8/26/2025		6,751,153	6,989,889
Total loans secured by the Company's properties	3.1%	12/19/2026		19,771,323	20,114,484
Premium on assumed debt, net				14,673	15,191
Deferred financing costs, net				(147,285)	(153,514)
Mortgage notes, term loans, and secured revolving credit facilities, net				$19,638,711	$19,976,161

(1)	The term “L” refers to the one-month LIBOR.
(2)	For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of March 31, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$8,325
2022	523,255
2023	491,803
2024	3,042,878
2025	4,197,090
2026	3,598,216
Thereafter	7,909,756
Total	$19,771,323

During the three months ended March 31, 2021 and 2020, the Company repaid certain of its loans at carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $3.4 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively, resulting from the acceleration of related deferred financing costs, prepayment penalties, and transactions costs, which are recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants pursuant to certain of the executed mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2021, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees of excess cash to allow the applicable properties to continue to distribute cash up to the Company. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

7. Secured Financings on Investments in Real Estate Debt

The Company has entered into master repurchase agreements with lenders to provide the Company with additional financing capacity secured by certain of the Company’s investments in real estate debt. The terms of the master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time and may require us to provide additional margin in the form of cash, securities or other forms of collateral should the market value of the pledged collateral decline. The Barclays master repurchase agreement has a maximum facility size of $750.0 million and repurchase agreements under the Barclays master repurchase agreement have longer dated maturity compared to the Company’s other master repurchase agreements. Additionally, the Barclays master repurchase agreement contains specific spread and advance rate provisions based on the rating of the underlying investments in real estate debt. The Company is in compliance with all financial covenants of the Barclays master repurchase agreement.

During April 2020, the Company entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $246.9 million. The DB Secured Financing is secured by one of the Company’s term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, the Company is responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in Euro, therefore any changes in foreign exchange rates are recorded as a component of Income (Loss) from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.

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

The following tables detail the Company’s secured financings on investments in real estate debt ($ in thousands):

	March 31, 2021
Lender	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Barclays	9/29/2021	CMBS	$882,792	$599,940	None
Royal Bank of Canada	5/31/2021	CMBS/Corporate bonds	617,123	414,810	None
DB Secured Financing	4/2/2022	Term Loan	399,763	259,846	None
Morgan Stanley	12/19/2021	CMBS	178,268	118,516	None
J.P. Morgan	4/15/2021	CMBS	137,222	84,691	None
Citi Term Loan TRS	7/9/2021	Term Loans	23,356	13,706	None
			$2,238,524	$1,491,509

	December 31, 2020
Lender	Weighted Average Maturity Date(1)	Security Interests	Collateral Assets(2)	Outstanding Balance	Prepayment Provisions
Royal Bank of Canada	3/31/2021	CMBS/Corporate bonds	$1,295,270	$892,700	None
Barclays	9/29/2021	CMBS	1,223,580	750,000	None
DB Secured Financing	4/2/2022	Term Loans	424,647	275,319	None
Citigroup	3/30/2021	CMBS/RMBS	208,283	125,638	None
Morgan Stanley	5/20/2021	CMBS	113,442	80,249	None
Citi Term Loan TRS	7/9/2021	Term Loans	27,931	17,087	None
			$3,293,153	$2,140,993

(1)	Subsequent to quarter end, the Company rolled its repurchase agreement contracts expiring in April 2021 into new contracts.
(2)	Represents the fair value of the Company’s investments in real estate debt that serve as collateral.

The weighted average interest rate of the Company’s secured financings on investments in real estate debt was 1.7% (L+1.7%) and 1.6% (L + 1.6%) as of March 31, 2021 and December 31, 2020, respectively. The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities

The Company is party to an unsecured revolving credit facility with multiple banks. The credit facility expires on February 22, 2024 and may be extended for one year. Interest under the credit facility is determined based on LIBOR plus 2.5%. As of March 31, 2021, the capacity of the credit facility was $1.9 billion. As of March 31, 2021 and December 31, 2020, the Company had a $23.5 million and $24.8 million letter of credit outstanding, respectively, which reduced the available capacity of the unsecured credit facility. There were no other outstanding borrowings on the unsecured credit facility as of March 31, 2021 and December 31, 2020.

The Company also maintains a $100.0 million unsecured revolving credit facility with an affiliate of Blackstone of which there was no outstanding balance as of March 31, 2021 and December 31, 2020. For additional information regarding the affiliate credit facility, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2021	December 31, 2020
Accrued stockholder servicing fee	$683,505	$605,411
Performance participation allocation	143,215	192,648
Accrued management fee	25,666	22,253
Accrued affiliate service provider expenses	14,929	10,151
Advanced organization and offering costs	3,579	4,090
Other	25,746	53,107
Total	$896,640	$887,660

Accrued Stockholder Servicing Fee

The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker- dealer affiliated with the Adviser, for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in the Company’s NAV. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in cash, Class I units or Class B units of BREIT OP, at the election of the Special Limited Partner. During the three months ended March 31, 2021, the Company recognized $143.2 million of Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was achieved as of March 31, 2021. During the three months ended March 31, 2020, the Company recognized no Performance Participation Allocation expense as the performance hurdle was not achieved as of March 31, 2020.

In January 2021, the Company issued 15.5 million Class I units and 1.1 million Class B units in BREIT OP to the Special Limited Partner as payment for the 2020 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2020. Subsequent to the issuance of the Class I units and Class B units, 9.7 million of such units were redeemed for $111.9 million, and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2021, Blackstone and its employees, including the Company’s executive officers, continue to own shares of the Company and Class I and Class B units in BREIT OP worth an aggregate $285.1 million.

Management Fee

The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of common stock, or BREIT OP units. The Adviser has elected to receive the management fee in shares of the Company’s common stock to date. During the three months ended March 31, 2021 and 2020, the Company incurred management fees of $73.1 million and $49.5 million, respectively.

During the three months ended March 31, 2021 and 2020, the Company issued 4.0 million and 2.8 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $25.7 million and $22.3 million related to the management fees as of March 31, 2021 and December 31, 2020, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During April 2021, the Adviser was issued 2.2 million unregistered Class I shares as payment for the $25.7 million management fees accrued as of March 31, 2021. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2021, the Adviser submitted 8.3 million Class I shares for repurchase resulting in a total repurchase of $96.9 million. The Adviser did not submit any shares for repurchase during the three months ended March 31, 2020.

Accrued affiliate service provider expenses and incentive compensation awards

For further details on the Company’s relationships with its affiliated service providers, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company, which is considered a performance condition.  If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of March 31, 2021, the Company has determined it is probable that the performance condition will be met and has amortized such awards as applicable. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following table details the incentive compensation awards ($ in thousands):

				March 31, 2021
Plan Year	Unrecognized Compensation Cost as of December 31, 2020	Value of New Awards Issued	Amortization of Compensation Cost for the Three Months Ended March 31, 2021	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$3,363	$—	$(424)	$2,939	1.8 years
2020	—	—	—	—	—
2021	—	8,500	(531)	7,969	3.8 years
	$3,363	$8,500	$(955)	$10,908

The following table details the amounts incurred for affiliate service providers during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Affiliate Service		Amortization of Affiliate Service Provider		Capitalized Transaction
	Provider Expenses		Incentive Compensation Awards		Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Link Industrial Properties L.L.C.	$16,128	$12,331	$417	$261	$243	$514
LivCor, L.L.C.	10,725	5,635	382	77	879	1,060
BRE Hotels and Resorts LLC	2,681	3,323	132	156	—	—
ShopCore Properties TRS Management LLC	1,424	765	16	6	40	315
Revantage Corporate Services, L.L.C.	653	488	—	—	—	—
Equity Office Management, L.L.C.	612	145	8	—	—	—
Total	$32,223	$22,687	$955	$500	$1,162	$1,889

Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating and Hospitality Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.

Other

As of March 31, 2021, and December 31, 2020, the Company had $23.4 million and $50.8 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of March 31, 2021 and December 31, 2020, the Adviser had advanced $2.3 million and $2.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Affiliate Title Service Provider

During the three months ended March 31, 2021, the Company paid Lexington National Land Services $1.5 million for title services related to eight investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Captive Insurance Company

During the three months ended March 31, 2021, the Company contributed $0.3 million of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of this amount, $5 thousand was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services. The capital contributed and fees paid to the captive are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies. The Company did not contribute any capital to the captive for the three months ended March 31, 2020.

Other

As of both March 31, 2021 and December 31, 2020, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

10. Other Assets and Other Liabilities

The following table details the components of other assets ($ in thousands):

	March 31, 2021	December 31, 2020
Equity securities	$1,001,297	$599,185
Real estate intangibles, net	650,268	738,259
Straight-line rent receivable	184,718	155,108
Receivables, net	121,905	109,159
Deferred leasing costs, net	52,655	49,533
Derivatives	46,345	—
Prepaid expenses	42,767	50,092
Deferred financing costs, net	27,262	22,740
Held for sale assets	13,783	—
Pre-acquisition costs	6,564	241
Other	75,030	74,936
Total	$2,222,594	$1,799,253

The following table details the components of other liabilities ($ in thousands):

	March 31, 2021	December 31, 2020
Subscriptions received in advance	$1,230,294	$508,817
Repurchases payable	170,699	83,350
Accounts payable and accrued expenses	135,077	104,866
Intangible liabilities, net	122,094	128,639
Real estate taxes payable	117,256	117,362
Distribution payable	102,808	90,892
Right of use lease liability - operating leases	85,448	85,065
Prepaid rental income	84,430	95,165
Tenant security deposits	58,685	57,489
Right of use lease liability - financing leases	57,974	57,727
Accrued interest expense	48,545	50,065
Derivatives	14,945	55,536
Held for sale liabilities	178	—
Other	52,134	30,221
Total	$2,280,567	$1,465,194

11. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$1,104,056	$1,094,561
Above-market lease intangibles	49,243	49,261
Other	32,602	32,549
Total intangible assets	1,185,901	1,176,371
Accumulated amortization:
In-place lease amortization	(501,777)	(407,256)
Above-market lease amortization	(22,440)	(20,291)
Other	(11,416)	(10,565)
Total accumulated amortization	(535,633)	(438,112)
Intangible assets, net	$650,268	$738,259
Intangible liabilities:
Below-market lease intangibles	$195,474	$194,158
Total intangible liabilities	195,474	194,158
Accumulated amortization:
Below-market lease amortization	(73,380)	(65,519)
Total accumulated amortization	(73,380)	(65,519)
Intangible liabilities, net	$122,094	$128,639

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2021 (remaining)	$198,333	$6,149	$(23,241)
2022	125,058	6,590	(25,811)
2023	81,193	4,125	(21,067)
2024	56,084	2,874	(16,781)
2025	43,335	2,241	(12,666)
2026	32,750	1,637	(9,515)
Thereafter	65,526	3,187	(13,013)
	$602,279	$26,803	$(122,094)

12. Derivatives

The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and/or financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined within ASC 815 – “Derivatives and Hedging”. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates and other identified risks.

The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and are major financial institutions with which the Company and its affiliates may also have other financial relationships.

Interest Rate Contracts

Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on its secured financings on investments in real estate debt in addition to certain loans secured by the Company’s properties. The Company uses derivative financial instruments, which includes interest rate swaps, and may also include interest rate caps, options, floors, and other interest rate derivative contracts, to limit the Company’s exposure against the variability of future interest rates.

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	March 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	49	$1,050,760	1.1%	LIBOR	5.8
Interest Rate Swaps - Property debt	6	$1,500,000	1.1%	LIBOR	7.3

	December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	53	$929,560	1.3%	LIBOR	6.3

Foreign Currency Contracts

Certain of the Company’s international investments expose it to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency, the U.S. dollar. The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar.

The following table details the Company’s outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2021		December 31, 2020
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	7	€219,430	7	€219,430
Buy USD / Sell GBP Forward	3	£26,917	2	£25,093

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate derivatives	$39,872	$—	$14,405	$46,144
Foreign exchange contracts	6,473	—	540	9,392
Total Derivatives	$46,345	$—	$14,945	$55,536
(1)	Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

			Three Months Ended March 31,
Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	2021	2020
Foreign Currency Forward Contract	Realized (loss) gain	Income from investments in real estate debt	$(4,478)	$356
Interest Rate Swap - Investments in real estate debt	Realized (loss)	Income from investments in real estate debt	(14,691)	(1,711)
Foreign Currency Forward Contract	Unrealized gain	Income from investments in real estate debt	15,326	2,229
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	Income from investments in real estate debt	54,422	(57,824)
Interest Rate Swap - Property debt	Unrealized gain	Other income (expense)	17,201	—
			$67,780	$(56,950)

Credit-Risk Related Contingent Features

The Company has entered into agreements with certain of its derivative counterparties that contain provisions where if the Company were to default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on its derivative obligations. In addition, certain of the Company’s agreements with its derivative counterparties require that the Company post collateral based on a percentage of notional amounts and/or to secure net liability positions.

As of March 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $9.1 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company was in a net liability position with each such derivative counterparty and posted collateral of $55.9 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet.

13. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of March 31, 2021, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2021
	Class S	Class I	Class T	Class D	Total
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017
Common stock issued	81,771	145,218	1,383	22,621	250,993
Distribution reinvestment	5,696	5,835	337	1,001	12,869
Common stock repurchased	(6,799)	(35,388)	(548)	(809)	(43,544)
Independent directors' restricted stock grant(1)	—	5	—	—	5
March 31, 2021	783,521	1,042,750	47,115	146,954	2,020,340

(1)

The independent directors’ restricted stock grant represents $0.1 million of the annual compensation paid to a new independent director which has been prorated for the period from January 2021 through August 2021. The grant is amortized over the service period and the shares vest in August 2021.

Share and Unit Repurchases

For the three months ended March 31, 2021, the Company repurchased 43.5 million shares of common stock and 9.8 million BREIT OP units representing a total of $508.3 million and $113.2 million, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2021.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1600	$0.1600	$0.1600	$0.1600
Stockholder servicing fee per share of common stock	(0.0247)	—	(0.0244)	(0.0071)
Net distributions declared per share of common stock	$0.1353	$0.1600	$0.1356	$0.1529

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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2021 and 2020 ($ in thousands):

	March 31, 2021	March 31, 2020
Balance at the beginning of the year	$274	$272
Settlement of performance participation allocation	192,648	141,396
Repurchases	(111,949)	(83,625)
Conversion to Class I and Class B units	(68,453)	(48,543)
Conversion to Class I shares	(12,246)	(9,228)
GAAP income allocation	—	(20)
Distributions	(4)	(2)
Fair value allocation	14	—
Ending balance	$284	$250

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of March 31, 2021 and December 31, 2020, $31.9 million and $29.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $2.8 million and $0.5 million during the three months ended March 31, 2021 and March 31, 2020, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

14. Leases

Lessee

Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2021, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.

The following table details the future lease payments due under the Company’s ground leases as of March 31, 2021 ($ in thousands):

	Operating Leases	Financing Leases
2021 (remaining)	$3,087	$2,322
2022	4,093	3,174
2023	4,132	3,269
2024	4,183	3,367
2025	4,423	3,468
2026	1,439	3,572
Thereafter	598,489	323,482
Total undiscounted future lease payments	619,846	342,654
Difference between undiscounted cash flows and discounted cash flows	(534,398)	(284,680)
Total lease liability	$85,448	$57,974

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2021, the weighted average remaining lease term of the Company’s operating leases and financing leases was 55 years and 75 years, respectively.

Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed ground rent expense	$1,021	$1,012
Variable ground rent expense	—	17
Total cash portion of ground rent expense	1,021	1,029
Non-cash ground rent expense	1,647	1,743
Total operating lease costs	$2,668	$2,772

The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Interest on lease liabilities	$759	$737
Amortization of right-of-use assets	247	252
Total financing lease costs	$1,006	$989

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, net lease, self storage, retail, and office properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent.

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

Leases at the Company’s industrial, retail, office, and net lease properties are generally longer term and may contain extension and termination options at the lessee’s election. Leases at the Company’s multifamily and self storage properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease payments	$591,040	$477,285
Variable lease payments	61,876	54,810
Rental revenue	$652,916	$532,095

The Company increased the reserve for bad debt expense in the amount of $14.3 million for the three months ended March 31, 2021 primarily as a result of COVID-19. The bad debt reserve represents the amount of rental revenue the Company anticipates it will not be able to collect from its tenants and is included in Rental Revenue on the Company’s Condensed Consolidated Statements of Operations.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of March 31, 2021 ($ in thousands). Leases at the Company’s multifamily and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$740,380
2022	930,313
2023	824,203
2024	726,385
2025	649,807
2026	576,704
Thereafter	8,847,571
Total	$13,295,363

15. Segment Reporting

The Company operates in eight reportable segments: Multifamily, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office properties and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

	March 31, 2021	December 31, 2020
Multifamily	$13,634,258	$13,701,615
Industrial	12,303,484	11,498,912
Net Lease	5,220,444	5,199,651
Hospitality	2,343,162	2,196,429
Self Storage	1,553,799	1,593,430
Retail	695,539	700,045
Office	452,944	447,630
Investments in Real Estate Debt	4,990,532	4,763,309
Other (Corporate)	1,584,603	582,994
Total assets	$42,778,765	$40,684,015

The following table details the financial results by segment for the three months ended March 31, 2021 ($ in thousands):

								Investments in
			Net		Self			Real Estate
	Multifamily	Industrial	Lease	Hospitality	Storage	Retail	Office	Debt	Total
Revenues:
Rental revenue	$288,453	$226,760	$82,795	$—	$30,975	$14,430	$9,503	$—	$652,916
Hospitality revenue	—	—	—	58,143	—	—	—	—	58,143
Other revenue	14,064	3,850	—	1,676	1,996	757	53	—	22,396
Total revenues	302,517	230,610	82,795	59,819	32,971	15,187	9,556	—	733,455
Expenses:
Rental property operating	139,941	73,872	221	—	15,708	4,909	3,054	—	237,705
Hospitality operating	—	—	—	55,680	—	—	—	—	55,680
Total expenses	139,941	73,872	221	55,680	15,708	4,909	3,054	—	293,385
Income from unconsolidated entities	—	9,335	25,347	—	—	—	—	—	34,682
Income from investments in real estate debt	—	—	—	—	—	—	—	239,361	239,361
Income from investments in equity securities	56,053	21,642	8,878	—	—	—	4,538	—	91,111
Segment net operating income (loss)	$218,629	$187,715	$116,799	$4,139	$17,263	$10,278	$11,040	$239,361	$805,224

Depreciation and amortization	$(168,043)	$(131,895)	$(28,499)	$(22,706)	$(37,751)	$(7,610)	$(3,883)	$—	$(400,387)

General and administrative									$(6,960)
Management fee									(73,095)
Performance participation allocation									(143,215)
Net gain on dispositions of real estate									15,430
Interest income									86
Interest expense									(181,618)
Loss on extinguishment of debt									(3,416)
Other income (expense)									16,835
Net income									$28,884
Net income attributable to non-controlling interests in third party joint ventures									$(59)
Net income attributable to non-controlling interests in BREIT OP									(353)
Net income attributable to BREIT stockholders									$28,472

The following table details the financial results by segment for the three months ended March 31, 2020 ($ in thousands):

	Multifamily	Industrial	Net Lease	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$227,119	$201,397	$82,795	$—	$3,564	$14,243	$2,977	$—	$532,095
Hospitality revenue	—	—	—	127,472	—	—	—	—	127,472
Other revenue	12,085	841	—	1,574	447	278	90	—	15,315
Total revenues	239,204	202,238	82,795	129,046	4,011	14,521	3,067	—	674,882
Expenses:
Rental property operating	104,560	57,170	101	—	2,102	3,420	1,035	—	168,388
Hospitality operating	—	—		99,306	—	—	—	—	99,306
Total expenses	104,560	57,170	101	99,306	2,102	3,420	1,035	—	267,694
Income from unconsolidated entities	—	—	13,269	—	—	—	—	—	13,269
Income (loss) from investments in real estate debt	—	—	—	—	—	—	—	(1,016,147)	(1,016,147)
Income (loss) from investments in equity securities	(8,890)	10,063	(31,897)	—	—	—	(3,218)	—	(33,942)
Segment net operating income	$125,754	$155,131	$64,066	$29,740	$1,909	$11,101	$(1,186)	$(1,016,147)	$(629,632)

Depreciation and amortization	$(127,326)	$(138,124)	$(28,155)	$(22,793)	$(2,229)	$(8,635)	$(1,543)	$—	$(328,805)

General and administrative									(6,682)
Management fee									(49,502)
Performance participation allocation									—
Net gains on dispositions of real estate									371
Interest income									1,747
Interest expense									(188,504)
Loss on extinguishment of debt									(1,237)
Other income (expense)									(14,906)
Net loss									$(1,217,150)
Net loss attributable to non-controlling interests in third party joint ventures									$237
Net loss attributable to non-controlling interests in BREIT OP									16,826
Net loss attributable to BREIT stockholders									$(1,200,087)

16. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.

Capital Commitments

In February 2021, the Company committed $200.0 million to invest in a private real estate-related company to be funded by September 30, 2021. As of March 31, 2021, the Company had a remaining commitment of $80.9 million to the private real estate-related company.

17. Subsequent Events

Acquisitions

Subsequent to March 31, 2021, the Company acquired an aggregate of $540.9 million of real estate, exclusive of closing costs, across six separate transactions.

Subsequent to March 31, 2021, the Company purchased an aggregate of $514.7 million of investments in real estate debt.

Proceeds from the Issuance of Common Stock

Subsequent to March 31, 2021, the Company received net proceeds of $3.5 billion from the issuance of its common stock.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identified” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2020, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, in real estate debt. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of The Blackstone Group Inc. (“Blackstone”), a leading investment manager, which serves as our sponsor. We currently operate our business in eight reportable segments: Multifamily, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Multifamily includes various forms of rental housing including apartments, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (“Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.

BREIT is a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of May 13, 2021, we have received net proceeds of $27.7 billion from the sale of shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”. We intend to continue selling shares on a monthly basis.

Recent Developments

As of March 31, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Countries around the world continue to grapple with the economic impacts of the COVID-19 pandemic. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

Impact of COVID-19 - Results of Operations

Rent collections at our real estate assets continue to be impacted by COVID-19. Rent collections for revenue recognized during the three months ended March 31, 2021 from real estate properties, excluding hospitality and self storage properties, were an average of 1.0% lower compared to a typical pre-COVID quarter. Based on rent collections and other factors, we reserved $14.3 million for bad debt expense for the three months ended March 31, 2021.

Certain of our tenants impacted by the COVID-19 pandemic have requested rental assistance. As a result, we have granted $4.3 million of rent deferral, representing 0.7% of total rental revenue for the three months ended March 31, 2021. It is expected that the deferred rent will generally be paid back over a period of three to twelve months. However, it is possible that tenants may not be able to meet their deferred rent obligations.

Our hospitality segment also continues to be impacted by COVID-19 with decreases in occupancy, ADR and RevPAR. However, we continue to see a steady rise in monthly occupancy as the economy continues to reopen, vaccines are distributed, and travel restrictions have eased. See “Results of Operations – Same Property Results of Operations”.

For additional discussion with respect to the potential impact of the COVID-19 pandemic on liquidity and capital resources see “Liquidity and Capital Resources” below.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated February 12, 2021 and filed with the SEC, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2021 Highlights

Operating Results:

•

Declared monthly net distributions totaling $289.4 million for the three months ended March 31, 2021, resulting in quarterly average annualized distribution rates of 4.6% for Class S, 5.5% for Class I, 4.7% for Class T, and 5.3% for Class D.(1)

•

Year-to-date total return through March 31, 2021, without upfront selling commissions, was 4.1% for Class S, 4.4% for Class I, 4.2% for Class T, and 4.2% for Class D shares. Year-to-date total return through March 31, 2021 assuming maximum upfront selling commissions was 0.6% for Class S, 0.7% for Class T, and 2.7% for Class D shares.(2)

•

Inception-to-date total return through March 31, 2021 without upfront selling commissions of 9.2% for Class S, 10.0% for Class I, 9.4% for Class T, and 10.1% for Class D shares. Inception-to-date total return through March 31, 2021 assuming maximum upfront selling commissions of 8.3% for Class S, 8.5% for Class T shares and 9.7% for Class D. (2)

Investments:

•

Acquired seven industrial and four multifamily properties across four transactions with a total purchase price of $365.0 million during the three months ended March 31, 2021. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.

•	Closed a joint venture transaction to acquire an interest in the WC Infill Industrial Portfolio and the Vault Industrial Portfolio for a total purchase price of $918.9 million.
•	Sold four multifamily properties for net proceeds of $73.9 million, which resulted in a realized gain of $15.4 million.
•

Made investments in real estate debt with a total cost basis of $281.0 million consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds, and mezzanine loans of real estate-related companies.

Capital Activity and Financings:

•

Raised $3.0 billion of proceeds during the three months ended March 31, 2021 from the sale of our common stock. Repurchased $508.3 million of our common stock during the three months ended March 31, 2021.

•

Added an additional $358.6 million of revolving credit capacity, reduced property-level financings by $343.1 million, and reduced the financings secured by our investments in real estate debt by $649.5 million during the three months ended March 31, 2021.

Overall Portfolio:

•	Our portfolio as of March 31, 2021 consisted of investments in real estate (89% based on fair value) and investments in real estate debt (11%).
o

Our 1,429 properties as of March 31, 2021 consisted primarily of Multifamily (39% based on fair value), Industrial (36%), and Net Lease (13%), and our portfolio of real estate was concentrated in the following regions: West (40%), South (34%), East (15%), and Midwest (11%).

o

Our investments in real estate debt as of March 31, 2021 consisted of a diversified portfolio. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

(1) The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.

(2)  Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Management believes total return is a useful measure of the overall investment performance of our shares.

Investment Portfolio

Portfolio Summary

The following chart outlines the allocation of our investments in real estate and real estate debt based on fair value as of March 31, 2021:

Real Estate Investments

The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2021:

() Investments in real estate includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Geography weighting is measured as the asset value of real estate properties, excluding the value of any third party interests in such real estate properties, and unconsolidated investments for each geographical category (West, South, East, Midwest) against the total asset value of all (i) real estate properties, excluding the value of any third party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2021:

DENVER
3%
CHICAGO
5%
LAS VEGAS
18%
LOS ANGELES
3%
PHOENIX
5%
DALLAS
6%
ATLANTA
8%
ORLANDO
6%
TAMPA
2%
OTHER
U.S. MARKETS
44%
STATE CONCENTRATION
MORE THAN 10%
6 — 10%
2—5%
LESS THAN 2%

The select markets that are named represent all metropolitan statistical areas (“MSAs”) in which BREIT has at least a 2% weighting. BREIT is invested in additional MSAs that are not named above. Shading reflects the concentration of all real estate properties and unconsolidated investments in each state. Weighting is measured as the asset value of real estate properties and unconsolidated investments for each market against the total asset value of all (i) real estate properties, excluding the value of any third party interests in such real estate properties, and (ii) unconsolidated investments.

As of March 31, 2021, we owned 1,429 properties consisting of a diversified portfolio of income producing assets primarily focused in Multifamily, Industrial, and Net Lease properties, and to a lesser extent Hospitality, Self Storage, Retail, and Office properties, concentrated in growth markets across the U.S.

The following table provides a summary of our portfolio as of March 31, 2021:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Multifamily(6)	286	88,625 units	94%	$13,841	$15,631,185	$302,517	40%
Industrial	917	151,710 sq. ft.	95%	$5.23	14,190,665	239,945	31%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,442,510	108,142	14%
Hospitality	58	9,669 keys	38%	$110.07/$41.91	1,967,198	59,819	8%
Self Storage	150	11,801 sq. ft.	91%	$11.79	1,633,714	32,971	4%
Retail	13	1,933 sq. ft.	95%	$23.84	670,481	15,187	2%
Office	2	585 sq. ft.	98%	$40.00	389,514	9,556	1%
Total	1,429				$39,925,267	$768,137	100%

(1)	Industrial and Net Lease include properties owned by unconsolidated entities.
(2)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of March 31, 2021. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of March 31, 2021. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2021. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation.

(3)

For industrial, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized March 31, 2021 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other multifamily properties, average effective annual base rent represents the base rent for the three months ended March 31, 2021 per leased unit, and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended March 31, 2021. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.

(4)	Based on fair value as of March 31, 2021.
(5)	Segment revenue is presented for the three months ended March 31, 2021. Net lease and industrial segment revenue includes income from unconsolidated entities.
(6)	Multifamily includes various forms of rental housing such as apartments, manufactured and student housing. Multifamily units include manufactured housing sites and student housing beds.

Real Estate

The following table provides information regarding our real estate portfolio as of March 31, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Multifamily:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	98%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	96%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	96%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	96%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	95%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	90%
Aston Multifamily Portfolio	19	Various	Various	100%	4,122 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	635 units	94%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	96%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	95%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	94%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	96%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	96%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	96%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	96%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	97%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	96%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	96%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	95%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	96%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	97%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	96%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	96%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	97%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	95%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	96%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	96%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	97%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	95%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	95%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	96%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	94%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	93%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	96%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	95%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	95%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	97%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	92%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	92%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	95%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	95%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	93%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	98%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	96%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	98%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	71%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	73%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	95%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	93%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	95%
Southwest MH	12	Various	June 2018	99%	2,568 units	77%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	95%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	88%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99%	770 units	89%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	81%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	85%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	83%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99%	94 units	99%
Southeast MH Portfolio	41	Various	Dec. 2020	99%	8,563 units	82%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,610 units	92%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	840 units	95%
Total Multifamily	286				88,625 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	86%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	21,174 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,252 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,011 sq. ft.	96%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	92%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,460 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	92%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	94%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,965 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	97%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	96%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio	17	Various	Jan. 2021	85%	2,926 sq. ft.	95%
Vault Industrial Portfolio	35	Various	Jan. 2021	41%	6,585 sq. ft.	96%
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Total Industrial	917				151,710 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	39%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	23%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	45%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	45%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	45%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	57%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	46%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	47%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	20%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	38%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	74%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	47%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	452 keys	18%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	45%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	11%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	20%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	57%
Total Hospitality	58				9,669 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,347 sq. ft.	94%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	99%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,250 sq. ft.	86%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	273 sq. ft.	90%
Simply Self Storage	102	Various	Dec. 2020	100%	8,588 sq. ft.	92%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	70%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	74 sq. ft.	99%
Total Self Storage	150				11,801 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	237 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	91 sq. ft.	92%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	109 sq. ft.	78%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	92%
Total Retail	13				1,933 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Total Office	2				585 sq. ft.

Total Investments in Real Estate	1,429

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table also includes properties owned by unconsolidated entities.

(2)	Multifamily includes various forms of rental housing such as apartments, manufactured housing, and student housing. Multifamily units include manufactured housing sites and student housing beds.
(3)

The occupancy rate for our industrial, retail and office investments includes all leased square footage as of March 31, 2021. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of March 31, 2021. The occupancy rate for our student housing and other multifamily investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2021. The occupancy rate for our hospitality investments is the average occupancy rate for the 12 months ended March 31, 2021. The occupancy rate for hospitality investments owned less than 12 months is not included.

Lease Expirations

The following schedule details the expiring leases at our consolidated industrial, net lease, retail, and office properties by annualized base rent and square footage as of March 31, 2021 ($ and square feet data in thousands). The table below excludes our multifamily and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	328	$58,582	6%	10,778	8%
2022	549	119,433	12%	22,510	16%
2023	470	115,585	11%	22,908	16%
2024	425	91,060	9%	17,264	12%
2025	315	71,462	7%	12,951	9%
2026	231	92,036	9%	19,141	14%
2027	107	46,188	5%	9,055	7%
2028	87	37,698	4%	6,146	4%
2029	54	36,933	4%	4,460	3%
2030	56	55,141	5%	5,882	4%
2031	23	7,700	1%	963	1%
Thereafter	31	270,979	27%	8,896	6%
Total	2,676	$1,002,797	100%	140,954	100%

(1)

Annualized base rent is determined from the annualized March 31, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of March 31, 2021:

As of March 31, 2021, our investments in real estate debt consisted of 217 investments in CMBS, 9 corporate bond investments, 10 loans, and 24 investments in RMBS. The following table details our investments in real estate debt as of March 31, 2021 ($ in thousands):

	March 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount/ Notional(3)	Cost Basis	Fair Value
CMBS - floating	151	L+2.8%	4/23/2025	$3,058,143	$3,035,444	$2,976,607
CMBS - fixed	56	4.0%	5/23/2028	970,027	935,055	927,426
Corporate bonds	9	4.9%	8/30/2027	163,200	162,487	167,404
CMBS - zero coupon	4	N/A	3/8/2027	236,090	140,394	152,643
RMBS - fixed	24	4.3%	3/8/2045	24,673	24,863	24,830
CMBS - interest only	6	2.3%	4/17/2028	2,277,315	20,707	20,690
Total real estate securities	250	3.2%	4/8/2026	N/M	4,318,950	4,269,600
Term loans	8	L+3.1%	12/23/2021	456,542	423,766	454,774
Mezzanine loans	2	L+6.3%	1/29/2025	183,750	181,064	172,042
Total real estate loans	10	L+4.0%	10/30/2022	640,292	604,830	626,816
Total investments in real estate debt	260	3.2%	10/29/2025	N/M	$4,923,780	$4,896,416

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and SONIA, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)	Represents notional amount for CMBS interest only positions.

Results of Operations

In the first quarter of 2021, we elected to update the consolidated results of operations disclosure to compare the operating results for the current quarter to the immediately preceding sequential quarter. We believe this comparison provides a more relevant and informative representation of the changes to our results of operations over time. The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2021	December 31, 2020	$
Revenues
Rental revenue	$652,916	588,007	$64,909
Hospitality revenue	58,143	43,618	14,525
Other revenue	22,396	17,023	5,373
Total revenues	733,455	648,648	84,807
Expenses
Rental property operating	237,705	203,050	34,655
Hospitality operating	55,680	57,304	(1,624)
General and administrative	6,960	6,628	332
Management fee	73,095	64,232	8,863
Performance participation allocation	143,215	192,648	(49,433)
Depreciation and amortization	400,387	353,395	46,992
Total expenses	917,042	877,257	39,785
Other income (expense)
Income from unconsolidated entities	34,682	24,893	9,789
Income (loss) from investments in real estate debt	239,361	196,295	43,066
Net gain on dispositions of real estate	15,430	12,732	2,698
Interest income	86	126	(40)
Interest expense	(181,618)	(175,883)	(5,735)
Loss on extinguishment of debt	(3,416)	(3,861)	445
Other income (expense)	107,946	83,254	24,692
Total other income (expense)	212,471	137,556	74,915
Net income (loss)	$28,884	$(91,053)	$119,937
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(59)	621	$(680)
Net (income) loss attributable to non-controlling interests in BREIT OP	(353)	1,409	(1,762)
Net income (loss) attributable to BREIT stockholders	$28,472	$(89,023)	$117,495
Net income (loss) per share of common stock — basic and diluted	$0.01	$(0.04)	$0.05

Revenues, Rental Property Operating and Hospitality Operating Expenses

Due to the amount of acquisitions of real estate and investments in real estate debt we have made since December 31, 2020, our revenues and operating expenses for the three months ended March 31, 2021 and December 31, 2020 are not comparable.  See below for a discussion of the properties in our portfolio that were owned for both of the full three months ended March 31, 2021 and the three months ended December 31, 2020.

General and Administrative Expenses

During the three months ended March 31, 2021, general and administrative expenses increased $0.3 million compared to the three months ended December 31, 2020. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three months ended March 31, 2021, the management fee increased $8.9 million compared to the three months ended December 31, 2020. The increase was primarily due to the $3.3 billion increase in our NAV from December 31, 2020 to March 31, 2021.

Performance Participation Allocation

During the three months ended March 31, 2021, the unrealized performance participation allocation accrual decreased $49.4 million compared to the three months ended December 31, 2020. The decrease was due to achieving the performance hurdle in the fourth quarter of 2020, which resulted in an accrual for the full year of performance participation allocation during the three months ended December 31, 2020. Such performance hurdle was achieved in the first quarter of 2021, which resulted in our accrual of one quarter of performance participation allocation during the three months ended March 31, 2021.

Depreciation and Amortization

During the three months ended March 31, 2021, depreciation and amortization increased $47.0 million compared to the three months ended December 31, 2020. The increase was driven by the growth in our portfolio, which increased to 1,429 properties as of March 31, 2021 from 1,370 properties as of December 31, 2020.

Income from Unconsolidated Entities

During the three months ended March 31, 2021, income from unconsolidated entities increased $9.8 million compared to the three months ended December 31, 2020. The increase is primarily due to acquisition of the WC Infill Industrial Portfolio and the Vault Industrial Portfolio in January 2021.

Income (Loss) from Investments in Real Estate Debt

During the three months ended March 31, 2021, income (loss) from our investments in real estate debt increased $43.1 million compared to the three months ended December 31, 2020. The increase was primarily attributable to $217.1 million of unrealized gains during the three months ended March 31, 2021 compared to $173.9 million of unrealized gains during the three months ended December 31, 2020.

Net Gain on Dispositions of Real Estate

During the three months ended March 31, 2021, net gains on dispositions of real estate increased $2.7 million compared to the three months ended December 31, 2020. During the three months ended March 31, 2021, we recorded $15.4 million of net gains from the sales of four multifamily properties compared to a $12.7 million net gain from the disposition of one multifamily property during the three months ended December 31, 2020.

Interest Expense

During the three months ended March 31, 2021, interest expense increased $5.7 million compared to the three months ended December 31, 2020. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other Income (Expense)

During the three months ended March 31, 2021, other income (expense) increased $24.7 million compared to the three months ended December 31, 2020. The increase was primarily due to $82.3 million of unrealized gains on our investments in equity securities and $17.2 million of unrealized gains on our interest rate swaps during the three months ended March 31, 2021, compared to $69.2 million of unrealized gains on our investments in equity securities during the three months ended December 31, 2020. This increase was offset by $2.3 million of realized gains on the sale of our investments in equity securities during the three months ended December 31, 2020.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenue	$652,916	$532,095	$120,821
Hospitality revenue	58,143	127,472	(69,329)
Other revenue	22,396	15,315	7,081
Total revenues	733,455	674,882	58,573
Expenses
Rental property operating	237,705	168,388	69,317
Hospitality operating	55,680	99,306	(43,626)
General and administrative	6,960	6,682	278
Management fee	73,095	49,502	23,593
Performance participation allocation	143,215	—	143,215
Depreciation and amortization	400,387	328,805	71,582
Total expenses	917,042	652,683	264,359
Other income (expense)
Income from unconsolidated entities	34,682	13,269	21,413
Income (loss) from investments in real estate debt	239,361	(1,016,147)	1,255,508
Net gain on dispositions of real estate	15,430	371	15,059
Interest income	86	1,747	(1,661)
Interest expense	(181,618)	(188,504)	6,886
Loss on extinguishment of debt	(3,416)	(1,237)	(2,179)
Other income (expense)	107,946	(48,848)	156,794
Total other income (expense)	212,471	(1,239,349)	1,451,820
Net income (loss)	$28,884	$(1,217,150)	$1,246,034
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(59)	$237	$(296)
Net (income) loss attributable to non-controlling interests in BREIT OP	(353)	16,826	(17,179)
Net income (loss) attributable to BREIT stockholders	$28,472	$(1,200,087)	$1,228,559
Net income (loss) per share of common stock — basic and diluted	$0.01	$(0.86)	$0.87

Revenues, Rental Property Operating and Hospitality Operating Expenses

Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since March 31, 2020, our revenues and operating expenses for the three months ended March 31, 2021 and 2020 are not comparable.  Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19. See below for a discussion of the properties in our portfolio that were owned for both of the full three months ended March 31, 2021 and 2020.

General and Administrative Expenses

During the three months ended March 31, 2021, general and administrative expenses increased $0.3 million compared to the corresponding period in 2020. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.

Management Fee

During the three months ended March 31, 2021, the management fee increased $23.6 million compared to the corresponding period in 2020. The increase was primarily due to the $8.1 billion increase in our NAV from March 31, 2020 to March 31, 2021.

Performance Participation Allocation

During the three months ended March 31, 2021, the unrealized performance participation allocation accrual increased $143.2 million compared to the corresponding period in 2020. The increase was primarily the result of our increased NAV and a higher total return for the three months ended March 31, 2021 compared to the corresponding period in 2020.

Depreciation and Amortization

During the three months ended March 31, 2021, depreciation and amortization increased $71.6 million compared to the corresponding period in 2020. The increase was driven by the growth in our portfolio, which increased to 1,429 properties as of March 31, 2021 from 1,156 properties as of March 31, 2020.

Income from Unconsolidated Entities

During the three months ended March 31, 2021, income from unconsolidated entities increased $21.4 million compared to the corresponding period in 2020. The increase is primarily due to acquisition of the WC Infill Industrial Portfolio and the Vault Industrial Portfolio in January 2021 and a full quarter of income from our investment in MGM Grand & Mandalay Bay.

Income (Loss) from Investments in Real Estate Debt

During the three months ended March 31, 2021, income (loss) from our investments in real estate debt increased $1.3 billion compared to the corresponding period in 2020. The increase was primarily attributable to $217.1 million of unrealized gains during the three months ended March 31, 2021 compared to $1.1 billion of unrealized losses during the corresponding period in 2020. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of our investments in real estate debt. However, beginning in the second quarter of 2020 and continuing through the first quarter of 2021 we continued to see a recovery in the fair value of our investments in real estate debt.

Net Gain on Dispositions of Real Estate

During the three months ended March 31, 2021, net gains on dispositions of real estate increased $15.1 million compared to the corresponding period in 2020. During the three months ended March 31, 2021, we recorded $15.4 million of net gains from the sales of four multifamily properties compared to a $0.4 million net gain from the disposition of one industrial property during the corresponding period in 2020.

Interest Expense

During the three months ended March 31, 2021, interest expense decreased $6.9 million compared to the corresponding period in 2020. The decrease was primarily due to a decrease in our indebtedness and a decrease in the applicable floating rate benchmark rates associated with such indebtedness during the three months ended March 31, 2021.

Other Income (Expense)

During the three months ended March 31, 2021, other income (expense) increased $156.8 million compared to the corresponding period in 2020. The increase was primarily due to $82.3 million of unrealized gains on our investments in equity securities and $17.2 million of unrealized gains on our interest rate swaps during the three months ended March 31, 2021, compared to $37.1 million of unrealized losses on our investments in equity securities and a $20.8 million forfeited deposit related to a transaction we decided not to pursue during the corresponding period in 2020.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater for properties other than hotels) and properties held for sale are excluded from same property results and are considered non-same property. We do not consider our investments in real estate debt segment to be same property.

For the three months ended March 31, 2021 and December 31, 2020, our same property portfolio consisted of 843 industrial, 201 multifamily, 58 hotel, 23 self storage, 13 retail, one net lease, and one office property. For the three months ended March 31, 2021 and 2020, our same property portfolio consisted of 761 industrial, 173 multifamily, 58 hotel, seven retail, one net lease, and one office property.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate (ii) depreciation and amortization, (iii) interest expense, and (iv) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from unconsolidated entities, (f) income (loss) from investments in real estate debt, (g) net gain on dispositions of real estate, (h) interest income, (i) loss on extinguishment of debt, and (j) other income (expense).

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used to calculate our net income (loss).

In the first quarter of 2021, we elected to update the same property results of operations disclosure to compare the operating results for the current quarter to the immediately preceding sequential quarter. We believe this comparison provides a more relevant and informative representation of the changes to our same property results of operations over time. The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three months ended March 31, 2021 and December 31, 2020 ($ in thousands):

	Three Months Ended		Change
	March 31, 2021	December 31, 2020	$
Net income (loss) attributable to BREIT stockholders	$28,472	$(89,023)	$117,495
Adjustments to reconcile to same property NOI
General and administrative	6,960	6,628	332
Management fee	73,095	64,232	8,863
Performance participation allocation	143,215	192,648	(49,433)
Incentive compensation awards	1,177	425	752
Depreciation and amortization	400,387	353,395	46,992
Income from unconsolidated entities	(34,682)	(24,893)	(9,789)
(Income) loss from investments in real estate debt	(239,361)	(196,295)	(43,066)
Net gains on dispositions of real estate	(15,430)	(12,732)	(2,698)
Interest income	(86)	(126)	40
Interest expense	181,618	175,883	5,735
Loss on extinguishment of debt	3,416	3,861	(445)
Other (income) expense	(107,946)	(83,254)	(24,692)
Net income (loss) attributable to non-controlling interests in third party joint ventures	59	(621)	680
Net income (loss) attributable to non-controlling interests in BREIT OP	353	(1,409)	1,762
NOI	441,247	388,719	52,528
Non-same property NOI	54,501	22,608	31,893
Same property NOI	$386,746	$366,111	$20,635

The following table details the components of same property NOI for the three months ended March 31, 2021 and December 31, 2020 ($ in thousands):

	Three Months Ended		Change
	March 31, 2021	December 31, 2020	$	%
Same property NOI
Rental revenue	$563,656	$551,409	$12,247	2%
Hospitality revenue	58,143	45,699	12,444	27%
Other revenue	19,037	14,834	4,203	28%
Total revenues	640,836	611,942	28,894	5%

Rental property operating	198,545	186,656	11,889	6%
Hospitality operating	55,545	59,175	(3,630)	(6)%
Total expenses	254,090	245,831	8,259	3%
Same property NOI	$386,746	$366,111	$20,635	6%

Same Property – Rental Revenue

Same property rental revenue increased $12.2 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. The increase was due to a $11.8 million increase in tenant reimbursement income and a $2.7 million increase in base rental revenue partially offset by a $2.3 million increase in our bad debt reserve, primarily as a result of COVID-19. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			March 31, 2021 vs. December 31, 2020
					Change in Average
					Effective Annual
	Three Months Ended		Change in Base	Change in	Base Rent Per Leased
	March 31, 2021	December 31, 2020	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$235,605	$234,595	$1,010	+1%	—%
Industrial	169,568	168,658	910	(1)%	+1%
Net Lease	82,795	82,795	—	—%	—%
Self Storage	4,237	4,124	113	+1%	+2%
Retail	12,547	11,835	712	(1)%	+6%
Office	2,069	2,069	—	—%	—%
Total base rental revenue	$506,821	$504,076	$2,745

(1)

The annualized base rent per leased square foot or unit for the three months ended March 31, 2021 and the three months ended December 31, 2020 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hospitality Revenue

Same property hospitality revenue increased $12.4 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. ADR for the hotels in our same property portfolio increased from $104 to $113 while occupancy increased 11% and RevPAR increased from $41 to $56 during the three months ended March 31, 2021 compared to the three months ended December 31,  2020.

Same Property – Other Revenue

Same property other revenue increased $4.2 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. The increase was primarily due to increased lease termination fees and ancillary income at our industrial properties during the three months ended March 31, 2021.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses increased $11.9 million during the three months ended March 31, 2021, compared to the three months ended December 31, 2020. The increase in rental property operating expenses for the three months ended March 31, 2021 was primarily the result of increased real estate taxes, snow removal and insurance expenses at our industrial properties. The increase was partially offset by a decrease in utilities, real estate taxes, and insurance expenses at our student housing properties.

Same Property – Hospitality Operating Expenses

Same property hospitality operating expenses decreased $3.6 million during the three months ended March 31, 2021, compared to the three months ended December 31, 2020. The decrease in hospitality operating expenses was primarily the result of decreased insurance and other operating expenses at our hotels during the three months ended March 31, 2021.

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$
Net income (loss) attributable to BREIT stockholders	$28,472	$(1,200,087)	$1,228,559
Adjustments to reconcile to same property NOI
General and administrative	6,960	6,682	278
Management fee	73,095	49,502	23,593
Performance participation allocation	143,215	—	143,215
Incentive compensation awards	1,177	500	677
Depreciation and amortization	400,387	328,805	71,582
Income from unconsolidated entities	(34,682)	(13,269)	(21,413)
(Income) loss from investments in real estate debt	(239,361)	1,016,147	(1,255,508)
Net gains on dispositions of real estate	(15,430)	(371)	(15,059)
Interest income	(86)	(1,747)	1,661
Interest expense	181,618	188,504	(6,886)
Loss on extinguishment of debt	3,416	1,237	2,179
Other (income) expense	(107,946)	48,848	(156,794)
Net income (loss) attributable to non-controlling interests in third party joint ventures	59	(237)	296
Net income (loss) attributable to non-controlling interests in BREIT OP	353	(16,826)	17,179
NOI	441,247	407,688	33,559
Non-same property NOI	80,403	15,600	64,803
Same property NOI	$360,844	$392,088	$(31,244)

The following table details the components of same property NOI for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Same property NOI
Rental revenue	$491,948	$486,482	$5,466	1%
Hospitality revenue	58,143	121,930	(63,787)	(52)%
Other revenue	16,338	13,425	2,913	22%
Total revenues	566,429	621,837	(55,408)	(9)%

Rental property operating	148,018	136,839	11,179	8%
Hospitality operating	57,567	92,910	(35,343)	(38)%
Total expenses	205,585	229,749	(24,164)	(11)%
Same property NOI	$360,844	$392,088	$(31,244)	(8)%

Same Property – Rental Revenue

Same property rental revenue increased $5.5 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was due to a $7.4 million increase in tenant reimbursement income and a $6.0 million increase in base rental revenue partially offset by a $7.9 million increase in our bad debt reserve, primarily as a result of COVID-19. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2021 vs. 2020
					Change in Average
					Effective Annual
	Three Months Ended March 31,		Change in Base	Change in	Base Rent Per Leased
	2021	2020	Rental Revenue	Occupancy Rate	Square Foot/Unit(1)
Multifamily	$194,674	$190,389	$4,285	—%	+2%
Industrial	154,327	152,634	1,693	—%	+2%
Net Lease	82,795	82,795	—	—%	—%
Retail	7,670	7,665	5	(1)%	+2%
Office	2,069	2,069	—	—%	—%
Total base rental revenue	$441,535	$435,552	$5,983

(1)	The annualized base rent per leased square foot or unit for the three months ended March 31, 2021 and 2020 includes straight-line rent and above-market and below-market lease amortization.

Same Property – Hospitality Revenue

Same property hospitality revenue decreased $63.8 million for the three months ended March 31, 2021 compared to corresponding period in 2020. ADR for the hotels in our same property portfolio decreased from $159 to $113 while occupancy decreased 13% and RevPAR decreased from $100 to $56 during the three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Same Property – Other Revenue

Same property other revenue increased $2.9 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to increased lease termination fees and ancillary income at our industrial properties during the three months ended March 31, 2021.

Same Property – Rental Property Operating Expenses

Same property rental property operating expenses increased $11.2 million during the three months ended March 31, 2021, compared to the corresponding period in 2020. The increase in rental property operating expenses for the three months ended March 31, 2021 was primarily the result of increased real estate taxes, snow removal and insurance expenses at our industrial properties and increased COVID-19 related expenses at our multifamily properties. The increase was partially offset by a decrease in real estate taxes and a decrease in general operating expenses at our student housing properties due to decreased occupancy during the COVID-19 pandemic.

Same Property – Hospitality Operating Expenses

Same property hospitality operating expenses decreased $35.3 million during the three months ended March 31, 2021, compared to the corresponding period in 2020. The decrease in hospitality operating expenses was primarily the result of reduced occupancy at our hotels for a full quarter as a result of the COVID-19 pandemic during the three months ended March 31, 2021.

Non-same Property NOI

Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions. Additionally, as discussed in the recent developments section, our portfolio has been impacted by COVID-19.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, plus (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized losses (gains) from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation or other non-cash incentive compensation awards even if repurchased by us, (viii) gain or loss on involuntary conversion, (ix) amortization of deferred financing costs, (x) losses (gains) on extinguishment of debt, and (xi) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, and including deductions for (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology used to calculate net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.

During the first quarter of 2021, we updated our definitions of AFFO and FAD to exclude the impact of the amortization related to deferred financing costs (“DFCs”) on our debt, which is included in GAAP net income (loss). We do not consider the amortization of DFCs to be directly attributable to our operations and view DFCs similar to acquisition expenses, which are capitalized into our cost basis, and therefore excluded from our non-GAAP metrics. We believe that excluding amortization of DFCs from our calculations of AFFO and FAD results in metrics that better reflect the results of our operations. Prior period disclosures of AFFO and FAD were updated to conform to our updated definitions of AFFO and FAD.

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to BREIT stockholders	$28,472	$(1,200,087)
Adjustments to arrive at FFO:
Depreciation and amortization	410,859	334,122
Net gain on dispositions of real estate	(15,430)	(371)
Amount attributable to non-controlling interests for above adjustments	(10,291)	(10,816)
FFO attributable to BREIT stockholders	413,610	(877,152)
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(40,344)	(35,174)
Amortization of above- and below-market lease intangibles	(5,038)	(3,718)
Amortization of mortgage premium/discount	(501)	(230)
Unrealized (gains) losses from changes in fair value of financial instruments (1)	(321,621)	1,104,394
Net forfeited investment deposits	—	12,750
Amortization of restricted stock awards	121	100
Non-cash performance participation allocation	143,215	—
Non-cash incentive compensation awards	1,177	500
Amortization of deferred financing costs	12,741	9,560
Loss on extinguishment of debt	3,416	1,237
Amount attributable to non-controlling interests for above adjustments	3,983	(13,425)
AFFO attributable to BREIT stockholders	210,759	198,842
Adjustments to arrive at FAD:
Management fee paid in shares	73,095	49,502
Recurring tenant improvements, leasing commissions and other capital expenditures (2)	(33,113)	(23,617)
Stockholder servicing fees	(20,771)	(15,424)
Realized losses on financial instruments(1)	20,582	1,365
Amount attributable to non-controlling interests for above adjustments	(855)	(433)
FAD attributable to BREIT stockholders	$249,697	$210,235

(1)

Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on both our investments in real estate debt and our investments in equity securities. Realized losses (gains) on financial instruments primarily relates to realized losses (gains) from the sale of our investments in real estate debt and our investments in equity securities.

(2)

Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate debt), and any other assets (such as cash on hand), and is reduced by our liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

For more information on our Net Asset Value Calculation and Valuation Guidelines please refer to our prospectus. Please also refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated February 12, 2021 and filed with the SEC, as supplemented for additional disclosure relating to material trends or uncertainties that may impact our business.

For the quarter ended March 31, 2021, BREIT’s Class S NAV per share increased $0.34, from $11.59 as of December 31, 2020 to $11.93 as of March 31, 2021. BREIT’s Class I NAV per share increased from $11.55 to $11.90, BREIT’s Class D NAV per share increased from $11.42 to $11.75 and BREIT’s Class T NAV per share increased from $11.38 to $11.72. This price movement was driven by increases in the value of our multifamily, industrial and net lease properties, as well as mark-to-market increases in our real estate debt portfolio.

Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D, and Class I common stockholders, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of March 31, 2021 ($ and shares/units in thousands):

Components of NAV	March 31, 2021
Investments in real estate	$38,642,645
Investments in real estate debt	4,896,416
Investments in unconsolidated entities	1,282,622
Cash and cash equivalents	574,130
Restricted cash	1,370,434
Other assets	1,283,522
Mortgage notes, term loans, and revolving credit facilities, net	(19,671,662)
Secured financings on investments in real estate debt	(1,491,509)
Subscriptions received in advance	(1,230,294)
Other liabilities	(821,603)
Accrued performance participation allocation	(143,215)
Management fee payable	(25,666)
Accrued stockholder servicing fees (1)	(7,546)
Non-controlling interests in joint ventures	(297,331)
Net Asset Value	$24,360,943
Number of outstanding shares/units	2,048,277

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $7.6 million accrued for purposes of our NAV and the $683.5 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$9,344,964	$12,404,926	$552,348	$1,726,360	$332,345	$24,360,943
Number of outstanding shares/units	783,521	1,042,750	47,115	146,954	27,937	2,048,277
NAV Per Share/Unit as of March 31, 2021	$11.9269	$11.8964	$11.7233	$11.7476	$11.8964

(1)	Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.4%	5.1%
Industrial	6.5%	5.2%
Net Lease	7.1%	6.7%
Hospitality	9.3%	9.7%
Self Storage	7.0%	5.6%
Retail	7.6%	6.5%
Office	7.6%	6.2%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Self Storage Investment Values	Retail Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.6%	+1.8%	+1.8%	+1.8%	+1.8%	+1.9%
(weighted average)	0.25% increase	(1.9%)	(2.2%)	(1.7%)	(1.8%)	(1.9%)	(1.8%)	(1.9%)
Exit Capitalization Rate	0.25% decrease	+3.3%	+3.0%	+2.1%	+1.4%	+2.7%	+2.3%	+2.7%
(weighted average)	0.25% increase	(3.0%)	(3.4%)	(2.0%)	(1.4%)	(2.7%)	(2.1%)	(2.5%)

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

March 31, 2021
Stockholders’ equity	$18,042,112
Non-controlling interests attributable to BREIT OP	254,072
Redeemable non-controlling interest	284
Total partners' capital of BREIT OP under U.S. GAAP	18,296,468
Adjustments:
Accrued stockholder servicing fee	675,959
Organization and offering costs	3,579
Accrued affiliate incentive compensation awards	(7,020)
Unrealized net real estate and debt appreciation	2,344,091
Accumulated depreciation and amortization	3,047,866
NAV	$24,360,943

The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:

-

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.

-

The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs are being reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

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

Distributions

Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same aggregate gross distribution per share, which was $0.1600 per share for the three months ended March 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2021:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2021	$0.0451	$0.0535	$0.0452	$0.0511
February 28, 2021	0.0451	0.0528	0.0452	0.0506
March 31, 2021	0.0451	0.0537	0.0452	0.0512
Total	$0.1353	$0.1600	$0.1356	$0.1529

The following tables summarize our distributions declared during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$132,790	46%	$93,940	45%
Reinvested in shares	156,615	54%	113,134	55%
Total distributions	$289,405	100%	$207,074	100%
Sources of Distributions
Cash flows from operating activities	$289,405	100%	$207,074	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$289,405	100%	$207,074	100%

Cash flows from operating activities	$291,636		$209,039
Funds from Operations(1)	$413,610		$(877,152)
Adjusted Funds from Operations(1)	$210,759		$198,842
Funds Available for Distribution(1)	$249,697		$210,235

(1)

See “—Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Through March 31, 2021, our distributions have been funded entirely from cash flows from operations.

Liquidity and Capital Resources

The global outbreak of COVID-19 continues to impact global commercial activity and has contributed to volatility in financial markets. While the long-term impact of COVID-19 to our business is not yet fully known, we believe we are well positioned from a liquidity perspective with $6.1 billion of immediate liquidity as of May 3, 2021, made up of $4.1 billion of undrawn line of credit capacity and $2.0 billion of cash on hand.

Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, cover margin calls under our reverse repurchase agreements, and to pay debt service on our outstanding indebtedness we may incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Adviser (to the extent the Adviser elects to receive the management fee in cash), the performance participation allocation that BREIT OP pays to the Special Limited Partner (to the extent the Special Limited Partner elects to receive the performance participation allocation in cash), and general corporate expenses.

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of shares of our common stock and through the incurrence or assumption of debt. We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

As of March 31, 2021, our indebtedness included loans secured by our properties, master repurchase agreements with lenders secured by our investments in real estate debt, and unsecured revolving credit facilities.

During April 2020, we entered into an asset-specific Total Return Swap (“TRS”) and sale of a financial asset, collectively accounted for as a secured financing with Deutsche Bank (the “DB Secured Financing”) in the amount of $246.9 million. The DB Secured Financing is secured by one of our term loans and bears interest equal to the three-month EURIBOR plus 1.8% per annum. Additionally, as part of the DB Secured Financing, we are responsible for providing in cash, the equivalent of any decline in value on the underlying collateral. The DB Secured Financing is denominated in euro, therefore any foreign exchange is recorded as a component of Income (Loss) from Investments in Real Estate Debt on our Condensed Consolidated Statements of Operations

During July 2020, we entered into a TRS with Citibank, N.A. (the “Citi Term Loan TRS”) in order to finance certain of our term loans. The Citi Term Loan TRS bears interest equal to the three-month or one-month USD LIBOR plus a spread, dependent upon the collateral. Additionally, as part of the Citi Term Loan TRS, we are responsible for providing, in cash, the equivalent of any decline in value on the underlying collateral.

The following table is a summary of our indebtedness as of March 31, 2021 ($ in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)(3)	Maximum Facility Size	March 31, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages	3.8%	8/25/2027	N/A	$13,020,170	$13,124,595
Mezzanine loans	—	—		—	—
Total fixed rate loans	3.8%	8/25/2027		13,020,170	13,124,595
Variable rate loans:
Floating rate mortgages	L+1.8%	3/16/2026	N/A	4,790,933	4,544,044
Variable rate term loans	L+1.7%	3/18/2024	N/A	1,795,520	1,761,920
Variable rate secured revolving credit facilities	L+1.8%	4/9/2026	$2,195,520	33,600	481,725
Variable rate mezzanine loans	L+3.6%	1/15/2025	N/A	131,100	202,200
Total variable rate loans	L+1.8%	8/26/2025		6,751,153	6,989,889
Total loans secured by our properties	3.1%	12/19/2026		19,771,323	20,114,484

Secured financings on investments in real estate debt:
Barclays		9/29/2021	750,000	599,940	750,000
Other Lenders(4)		7/2/2021	N/A	618,017	1,098,587
DB Secured Financing		4/2/2022	N/A	259,846	275,319
Citi Term Loan TRS		7/9/2021	N/A	13,706	17,087
Total secured financings on investments real estate debt(5)	1.7%			1,491,509	2,140,993

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2024	1,850,000	—	—
Affiliate line of credit	L+2.5%	1/22/2022	100,000	—	—
Total unsecured loans			1,950,000	—	—

Total indebtedness				$21,262,832	$22,255,477

(1)	The term “L” refers to the one-month LIBOR with respect to loans secured by our properties and unsecured loans.
(2)	For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)	Subsequent to quarter end, we rolled our repurchase agreement contracts expiring in April 2021 into new contracts.
(4)	Includes Royal Bank of Canada, Morgan Stanley, Citigroup, and J.P. Morgan.
(5)	Weighted average interest rate based on L+1.7%, whereby “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

We had registered with the Securities and Exchange Commission (the “SEC”), two offerings for an aggregate of up to $17.0 billion in shares of common stock (the “Previous Offerings”) and accepted gross offering proceeds of $16.3 billion during the period January 1, 2017 to February 1, 2021. The Company subsequently registered with the SEC a follow-on offering of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of May 13, 2021, we had received net proceeds of $3.5 billion from selling an aggregate of 293,577,879 shares of our common stock in the Current Offering (consisting of 133,557,585 Class S shares, 125,544,810 Class I shares, 3,280,185 Class T shares, and 31,195,299 Class D shares).

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$291,636	$209,039
Cash flows used in investing activities	(1,232,561)	(4,242,095)
Cash flows provided by financing activities	1,840,966	4,610,517
Net increase in cash and cash equivalents and restricted cash	$900,041	$577,461

Cash flows provided by operating activities increased $0.1 billion during the three months ended March 31, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities decreased $3.0 billion during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease of $2.2 billion in the acquisitions of and capital improvements to real estate investments, a decrease of $0.4 billion in investments in unconsolidated entities, a net decrease of $0.2 billion in our investments in real estate debt, an increase of $0.1 billion in proceeds from dispositions of real estate and a decrease of $0.1 billion related to our investments in real estate-related equity securities.

Cash flows provided by financing activities decreased $2.8 billion during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease of $1.9 billion from the issuance of our common stock, a net decrease in borrowings of $1.3 billion, an increase of $0.4 billion in repurchases of common stock, and a $0.1 billion increase in distributions, partially offset by an increase of $0.9 billion in subscriptions received in advance.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate debt, and revenue recognition to be our critical accounting policies. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further descriptions of such accounting policies.

Critical Accounting Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Allocation of Purchase Price for Investments in Real Estate

Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2021 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$25,297,372	$1,891,377	$2,676,495	$9,025,295	$11,704,205
Ground leases	962,500	7,124	14,734	15,572	925,070
Capital Commitments (2)	80,914	80,914	—	—	—
Organizational and offering costs	3,579	2,045	1,534	—	—
Other	4,796	2,398	2,398	—	—
Total	$26,349,161	$1,983,858	$2,695,161	$9,040,867	$12,629,275

(1)	The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at March 31, 2021.
(2)	Capital committed to invest in a private real estate-related company to be funded by September 30, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2021, the outstanding principal balance of our variable rate indebtedness was $8.2 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.

Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three months ended March 31, 2021, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.3 million.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Investments in Real Estate Debt

As of March 31, 2021, we held $4.9 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2021, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.1 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2021, a 10% change in the fair value of our investments in real estate debt may result in a change in the carrying value of our investments in real estate debt of $489.6 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under the heading “Risk Factors” in our prospectus dated February 12, 2021, as supplemented.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended March 31, 2021, the Adviser elected to receive its management fee in Class I shares and we issued 4.0 million unregistered Class I shares to the Adviser in satisfaction of the management fee for January and February 2021. Additionally, we issued 2.2 million unregistered Class I shares to the Adviser in April 2021 in satisfaction of the March 2021 management fee.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended March 31, 2021, we received $0.7 billion from selling 62.3 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

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

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify and suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2021	11,816,543	0.7%	$11.54	7,400,664	—
February 2021	15,259,684	0.8%	11.67	13,333,823	—
March 2021	16,466,839	0.9%	11.78	14,476,810	—
Total	43,543,066	N/M	$11.67	35,211,297	—

(1)

Includes 8,331,769 Class I common shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $96.9 million. As of March 31, 2021, the Adviser owned 2,054,189 of our Class I common shares.

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
99.1

Policy with Respect to Share Repurchases for the Adviser (filed as Exhibit 99.1 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-249070) filed on April 9, 2021 and incorporated herein by reference)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 13, 2021	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 13, 2021	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 13, 2021	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)