Form 10-Q
period 2021-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2021-08-12
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland			81-0696966
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
345 Park Avenue
New York	,	NY	10154
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2021, the issuer had the following shares outstanding: 1,024,515,000 shares of Class S common stock, 1,511,434,008 shares of Class I common stock, 53,053,502 shares of Class T common stock, and 217,996,705 shares of Class D common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$33,951,388	$32,457,713
Investments in unconsolidated entities (includes $422,616 and $0 at fair value as of June 30, 2021 and December 31, 2020, respectively)	1,242,531	816,220
Investments in real estate debt	5,729,378	4,566,306
Cash and cash equivalents	1,680,991	333,388
Restricted cash	2,243,237	711,135
Other assets	3,134,330	1,799,253
Total assets	$47,981,855	$40,684,015

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$19,662,010	$19,976,161
Secured financings of investments in real estate debt	350,598	2,140,993
Unsecured revolving credit facilities	—	—
Due to affiliates	1,318,639	887,660
Other liabilities	3,344,477	1,465,194
Total liabilities	24,675,724	24,470,008

Commitments and contingencies	—	—
Redeemable non-controlling interests	43,646	30,056

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 921,838 and 702,853 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9,218	7,029
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 1,326,271 and 927,080 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13,262	9,270
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 50,188 and 45,943 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	502	459
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 181,506 and 124,141 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,815	1,241
Additional paid-in capital	26,842,197	19,059,045
Accumulated deficit and cumulative distributions	(4,008,476)	(3,224,318)
Total stockholders' equity	22,858,518	15,852,726
Non-controlling interests attributable to third party joint ventures	153,817	143,253
Non-controlling interests attributable to BREIT OP unitholders	250,150	187,972
Total equity	23,262,485	16,183,951
Total liabilities and equity	$47,981,855	$40,684,015

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$680,809	$553,717	$1,333,725	$1,085,812
Hospitality revenue	102,660	21,781	160,803	149,253
Other revenue	26,714	17,249	49,110	32,564
Total revenues	810,183	592,747	1,543,638	1,267,629

Expenses
Rental property operating	247,985	187,035	485,690	355,423
Hospitality operating	75,093	44,523	130,773	143,829
General and administrative	7,789	6,913	14,749	13,595
Management fee	92,183	53,423	165,278	102,925
Performance participation allocation	299,373	—	442,588	—
Impairment of investments in real estate	—	6,126	—	6,126
Depreciation and amortization	399,621	347,352	800,008	676,157
Total expenses	1,122,044	645,372	2,039,086	1,298,055

Other income (expense)
Income from unconsolidated entities	70,028	25,336	104,710	38,605
Income (loss) from investments in real estate debt	116,573	492,889	355,934	(523,258)
Net gain on dispositions of real estate	7,372	—	22,802	371
Interest income	9	233	95	1,980
Interest expense	(181,529)	(176,579)	(363,147)	(365,083)
Loss on extinguishment of debt	(2,757)	—	(6,173)	(1,237)
Other income (expense)	125,583	29,078	233,529	(19,770)
Total other income (expense)	135,279	370,957	347,750	$(868,392)
Net (loss) income	$(176,582)	$318,332	$(147,698)	$(898,818)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(264)	$966	$(323)	$1,203
Net (income) loss attributable to non-controlling interests in BREIT OP	2,089	(4,859)	1,736	$11,967
Net (loss) income attributable to BREIT stockholders	$(174,757)	$314,439	$(146,285)	$(885,648)
Net (loss) income per share of common stock — basic and diluted	$(0.08)	$0.20	$(0.07)	$(0.59)
Weighted-average shares of common stock outstanding, basic and diluted	2,315,262	1,585,584	2,127,915	1,492,549

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per share data)

	Par Value					Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital		Total Stockholders' Equity			Total Equity
Balance at March 31, 2021	$7,835	$10,427	$471	$1,470	$21,507,160	$(3,485,251)	$18,042,112	$142,932	$254,072	$18,439,116
Common stock issued	1,363	2,919	30	339	5,595,388	—	5,600,039	—	—	5,600,039
Offering costs	—	—	—	—	(184,323)	—	(184,323)	—	—	(184,323)
Distribution reinvestment	61	67	4	11	173,079	—	173,222	—	—	173,222
Common stock/units repurchased	(41)	(152)	(3)	(5)	(242,356)	—	(242,557)	—	(160)	(242,717)
Amortization of compensation awards	—	1	—	—	124	—	125	—	692	817
Net loss ($195 allocated to redeemable non‑controlling interests)	—	—	—	—	—	(174,757)	(174,757)	457	(2,087)	(176,387)
Distributions declared on common stock ($0.1615 gross per share)	—	—	—	—	—	(348,468)	(348,468)	—	—	(348,468)
Contributions from non-controlling interests	—	—	—	—	—	—	—	14,597	2,150	16,747
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(4,169)	(4,517)	(8,686)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,875)	—	(6,875)	—	—	(6,875)
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485

	Par Value					Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital		Total Stockholders' Equity			Total Equity
Balance at March 31, 2020	$6,111	$7,830	$439	$964	$16,278,758	$(2,830,046)	$13,464,056	$161,305	$190,241	$13,815,602
Common stock issued	258	474	12	73	875,751	—	876,568	—	—	876,568
Offering costs	—	—	—	—	(28,581)	—	(28,581)	—	—	(28,581)
Distribution reinvestment	54	51	3	8	123,128	—	123,244	—	—	123,244
Common stock/units repurchased	(101)	(156)	(14)	(13)	(297,305)	—	(297,589)	—	(1,420)	(299,009)
Amortization of compensation awards	—	1	—	—	99	—	100	—	500	600
Net income ($310 loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	314,439	314,439	(651)	4,854	318,642
Distributions declared on common stock ($0.1577 gross per share)	—	—	—	—	—	(234,382)	(234,382)	—	—	(234,382)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,916	1,257	3,173
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(3,111)	(3,439)	(6,550)
Allocation to redeemable non-controlling interests	—	—	—	—	206	—	206	—	—	206
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per share data)

	Par Value					Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital		Total Stockholders' Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	2,180	4,371	44	566	8,511,302	—	8,518,463	—	—	8,518,463
Offering costs	—	—	—	—	(291,617)	—	(291,617)	—	—	(291,617)
Distribution reinvestment	118	125	7	21	323,125	—	323,396	—	—	323,396
Common stock/units repurchased	(109)	(506)	(8)	(13)	(750,252)	—	(750,888)	(129)	(1,450)	(752,467)
Amortization of compensation awards	—	2	—	—	244	—	246	—	1,869	2,115
Net loss ($538 allocated to redeemable non‑controlling interests)	—	—	—	—	—	(146,285)	(146,285)	859	(1,734)	(147,160)
Distributions declared on common stock ($0.3215 gross per share)	—	—	—	—	—	(637,873)	(637,873)	—	—	(637,873)
Contributions from non-controlling interests	—	—	—	—	—	—	—	16,826	72,466	89,292
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(6,992)	(8,973)	(15,965)
Allocation to redeemable non-controlling interests	—	—	—	—	(9,650)	—	(9,650)	—	—	(9,650)
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485

	Par Value					Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital		Total Stockholders' Equity			Total Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	1,243	3,713	60	214	5,946,595	—	5,951,825	—	—	5,951,825
Offering costs	—	—	—	—	(126,380)	—	(126,380)	—	—	(126,380)
Distribution reinvestment	99	88	6	15	227,958	—	228,166	—	—	228,166
Common stock/units repurchased	(328)	(346)	(24)	(44)	(812,734)	—	(813,476)	—	(1,755)	(815,231)
Amortization of compensation awards	—	2	—	—	198	—	200	—	1,000	1,200
Net loss ($1,010 allocated to redeemable non-controlling interests)	—	—	—	—	—	(885,648)	(885,648)	(208)	(11,952)	(897,808)
Distributions declared on common stock ($0.3169 gross per share)	—	—	—	—	—	(441,456)	(441,456)	—	—	(441,456)
Contributions from non-controlling interests	—	—	—	—	—	—	—	11,171	59,893	71,064
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(9,299)	(6,914)	(16,213)
Allocation to redeemable non-controlling interests	—	—	—	—	(302)	—	(302)	—	—	(302)
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(147,698)	$(898,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	165,278	102,925
Performance participation allocation	442,588	—
Impairment of investments in real estate	—	6,126
Depreciation and amortization	800,008	676,157
Net gain on dispositions of real estate	(22,802)	(371)
Loss on extinguishment of debt	6,173	1,237
Unrealized (gain) loss on changes in fair value of financial instruments	(492,756)	648,455
Income from unconsolidated entities	(104,710)	(38,605)
Distributions from unconsolidated entities	52,215	35,091
Other items	(4,895)	(23,964)
Change in assets and liabilities:
(Increase) / decrease in other assets	(70,386)	(36,825)
Increase / (decrease) in due to affiliates	(1,880)	5,775
Increase / (decrease) in other liabilities	52,107	7,612
Net cash provided by operating activities	673,242	484,795
Cash flows from investing activities:
Acquisitions of real estate	(2,087,840)	(2,939,159)
Capital improvements to real estate	(171,046)	(144,293)
Proceeds from disposition of real estate	94,977	4,488
Pre-acquisition costs and deposits	(51,025)	(11,671)
Investment in unconsolidated entities	(364,758)	(808,312)
Purchase of investments in real estate debt	(1,092,842)	(874,326)
Proceeds from sale/repayment of investments in real estate debt	321,914	200,533
Purchase of real estate-related equity securities	(955,601)	(463,695)
Sale of real estate-related equity securities	—	102,932
Net cash used in investing activities	(4,306,221)	(4,933,503)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,843,419	5,047,278
Offering costs paid	(69,527)	(48,008)
Subscriptions received in advance	2,072,884	175,886
Repurchase of common stock	(643,916)	(720,157)
Repurchase of management fee shares	(172,230)	(76,631)
Redemption of redeemable non-controlling interest	(111,949)	(83,625)
Redemption of affiliate service provider incentive compensation awards	(1,083)	(1,755)
Borrowings under mortgage notes, term loans, and secured revolving credit facilities	737,274	6,108,651
Repayments of mortgage notes, term loans, and secured revolving credit facilities	(1,064,309)	(5,400,290)
Borrowings under secured financings of investments in real estate debt	—	1,490,542
Repayments of secured financings of investments in real estate debt	(1,782,500)	(2,216,689)
Borrowings under affiliate unsecured revolving credit facility	60,000	175,000
Repayments of affiliate unsecured revolving credit facility	(60,000)	(175,000)
Borrowings under unsecured revolving credit facilities	—	130,000
Repayments of unsecured revolving credit facilities	—	(130,000)
Payment of deferred financing costs	(18,119)	(31,354)
Contributions from non-controlling interests	15,687	22,017
Distributions to and redemptions of non-controlling interests	(13,459)	(14,251)
Distributions	(279,488)	(189,722)
Net cash provided by financing activities	6,512,684	4,061,892
Net change in cash and cash equivalents and restricted cash	2,879,705	(386,816)
Cash and cash equivalents and restricted cash, beginning of period	1,044,523	1,109,702
Cash and cash equivalents and restricted cash, end of period	$3,924,228	$722,886

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,680,991	$263,067
Restricted cash	2,243,237	459,819
Total cash and cash equivalents and restricted cash	$3,924,228	$722,886

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$224,123
Assumption of other liabilities in conjunction with acquisitions of real estate	$12,725	$1,482
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$9,249	$—
Accrued pre-acquisition costs	$5,647	$—
Accrued capital expenditures and acquisition related costs	$12,392	$6,920
Accrued distributions	$35,257	$23,814
Accrued stockholder servicing fee due to affiliate	$223,489	$79,593
Redeemable non-controlling interest issued as settlement of performance participation allocation	$192,648	$141,396
Exchange of redeemable non-controlling interest for Class I shares	$12,246	$9,228
Exchange of redeemable non-controlling interest for Class I or Class B units	$68,453	$48,543
Allocation to redeemable non-controlling interest	$9,650	$302
Distribution reinvestment	$323,396	$228,166
Accrued common stock repurchases	$68,283	$52,096
Accrued common stock repurchases due to affiliate	$—	$17,762
Payable for unsettled investments in real estate debt	$200,263	$1,487
Receivable for unsettled investments in real estate debt	$29,564	$—
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate debt. The Company is the sole general partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
As of June 30, 2021, the Company had received aggregate net proceeds of $29.9 billion from selling shares of the Company’s common stock through both the Offering, as defined below, and in unregistered sales. The Company had previously registered with the Securities and Exchange Commission (the “SEC”) two offerings for up to an aggregate of $17.0 billion in shares of common stock (the “Previous Offerings”), and accepted gross offering proceeds of $16.3 billion during the period from January 1, 2017 to February 1, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of June 30, 2021, the Company owned 1,463 properties. The Company currently operates in eight reportable segments: Residential, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Residential includes various forms of rental housing including multifamily, student housing and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 – Investments in Unconsolidated Entities. Financial results by segment are reported in Note 15 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company's condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and joint ventures in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the fair value option (“FVO”), the Company records its share of net asset value of the Entity and any related unrealized gains and losses.
BREIT OP and each of the Company’s joint ventures are considered to be either a VIE or VOE. The Company consolidates these entities, excluding their equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests.
As of June 30, 2021, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $12.1 billion and $7.9 billion, respectively, compared to $11.5 billion and $8.0 billion as of December 31, 2020. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. As of June 30, 2021, the Company did not consolidate three of its joint ventures and accounted for these under the equity method of accounting. The Company has elected the FVO for two of its equity method investments while the third is presented at historical cost. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As of June 30, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the strength of the Delta variant. Accordingly, this recovery remains uneven with dispersion across sectors and regions. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The Company uses a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2021 and December 31, 2020, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other loans to real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable.
Certain of the Company’s investments in real estate debt, such as mezzanine loans, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2021, the Company recognized $142.5 million and $224.8 million of unrealized gains, respectively, on its investments in equity securities. During the three and six months ended June 30, 2020, the Company recognized $11.9 million of unrealized gains and $25.2 million of unrealized losses, respectively, on its investments in equity securities.
In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of June 30, 2021 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company's investment in a private real estate company is reflected at its fair value as of June 30, 2021 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. As of June 30, 2021 and December 31, 2020, the Company’s $1.8 billion and $0.6 billion of equity securities, respectively, were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The Company has elected the FVO for two of its equity method investments and therefore, reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income From Unconsolidated Entities on the Company’s Condensed Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investments. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s derivative financial instruments are reported at fair value. As of June 30, 2021 and December 31, 2020, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$5,554,513	$174,865	$5,729,378	$—	$4,445,414	$120,892	$4,566,306
Equity securities	1,338,420	338,400	119,341	1,796,161	327,935	271,250	—	599,185
Investments in unconsolidated entities	—	—	422,616	422,616	—	—	—	—
Derivatives	—	24,817	—	24,817	—	—	—	—
Total	$1,338,420	$5,917,730	$716,822	$7,972,972	$327,935	$4,716,664	$120,892	$5,165,491

Liabilities:
Derivatives	$—	$27,664	$—	$27,664	$—	$55,536	$—	$55,536
Total	$—	$27,664	$—	$27,664	$—	$55,536	$—	$55,536
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Equity Securities(1)	Total
Balance as of December 31, 2020	$120,892	$—	$—	$120,892
Purchases	46,550	374,007	119,341	539,898
Distributions	—	(5,619)	—	(5,619)
Included in net income
Unrealized gain included in income from unconsolidated entities	—	54,228	—	54,228
Discount accretion included in income (loss) from investments in real estate debt	728	—	—	728
Unrealized gain included in income (loss) from investments in real estate debt	6,695	—	—	6,695
Balance as of June 30, 2021	$174,865	$422,616	$119,341	$716,822
(1)Based on the Company's analysis, there was no adjustment to the fair value as of June 30, 2021.
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$174,865	Discounted cash flow	Yield	8.1%	Decrease
Investments in unconsolidated entities	$422,616	Discounted cash flow	Discount Rate	6.6%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	12.0%	Decrease
Equity securities	$119,341	Market comparable	Enterprise Value/ Forward EBITDA Multiple	19.7x	Increase

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in real estate debt	$120,892	Discounted cash flow	Yield	10.3%	Decrease

Valuation of liabilities not measured at fair value
As of June 30, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $53.1 million above carrying value. As of December 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $48.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Derivative Financial Instruments
As of June 30, 2021 and December 31, 2020, all of the Company’s derivative instruments were non-designated hedges. The Company presents changes in the fair value of its non-designated hedges as a component of Income (loss) from Investments in Real Estate Debt or Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations depending on the nature of the derivative instrument.

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
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, a wholly owned subsidiary of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a straight-line basis over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. Refer to Note 9 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
On January 1, 2021, the Company issued awards to certain employees of Simply Self Storage which had a grant date fair value of $3.6 million. The Simply Self Storage awards are subject to certain performance conditions and a four-year service period. As such, if the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the four-year service period, as adjusted for forfeitures. As of June 30, 2021, the Company determined it was probable that the performance conditions will be met. During the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.4 million, respectively, of compensation expense related to such awards, which was included as a component of Rental Property Operating Expense in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2021, the total unrecognized compensation cost relating to the Simply Self Storage awards was $3.2 million and is expected to be recognized over a period of 3.5 years from June 30, 2021.
Recent Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the COVID-19 pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the six months ended June 30, 2021, while also considering any necessary bad debt reserves.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued

ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Building and building improvements	$27,744,892	$25,991,610
Land and land improvements	7,876,089	7,626,381
Furniture, fixtures and equipment	560,464	495,395
Right of use asset - operating leases(1)	114,535	114,535
Right of use asset - financing leases(1)	56,008	56,008
Total	36,351,988	34,283,929
Accumulated depreciation and amortization	(2,400,600)	(1,826,216)
Investments in real estate, net	$33,951,388	$32,457,713

(1)Refer to Note 14 for additional details on the Company’s leases.
Acquisitions
During the six months ended June 30, 2021, the Company acquired interests in 15 real estate investments for $2.1 billion, which comprised 17 residential properties, 28 industrial properties, and one office property.
The following table details the properties acquired during the six months ended June 30, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units	Purchase Price(1)
Residential properties	11	17	6,092 units	$1,313,475
Industrial properties	3	28	3,556 sq.ft.	529,895
Office properties	1	1	361 sq.ft.	251,171
	15	46		$2,094,541

(1)Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2021 ($ in thousands):

Amount
Building and building improvements	$1,647,231
Land and land improvements	311,249
Furniture, fixtures and equipment	43,150
In-place lease intangibles	97,399
Above-market lease intangibles	310
Below-market lease intangibles	(4,798)
Total purchase price	2,094,541
Assumed mortgage notes(1)	—
Net purchase price	$2,094,541

(1)Refer to Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the six months ended June 30, 2021 were six, four, and seven years, respectively.
Dispositions
The following table details the dispositions during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Residential properties	1	$21,054	$7,372	5	$94,977	$22,802
	1	$21,054	$7,372	5	$94,977	$22,802

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Industrial properties	—	$—	$—	1	$4,488	$371
	—	$—	$—	1	$4,488	$371
 Properties Held for Sale
As of June 30, 2021, one residential property was classified as held for sale. There were no properties classified as held for sale as of December 31, 2020. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	June 30, 2021
Investments in real estate, net	$13,654
Other assets	1,356
Total assets	$15,010

Liabilities:
Mortgage notes	$—
Other liabilities	145
Total liabilities	$145
 Impairment
The Company reviews its real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the three and six months ended June 30, 2021, the Company did not recognize any impairments. During the three and six months ended June 30, 2020, the Company recognized a $6.1 million impairment charge on one of its hotel properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such asset to reflect a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic.

4. Investments in Unconsolidated Entities
The Company holds three investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures are owned by the Company and other institutional investors or public companies and include 52 industrial properties and two net lease properties. Refer to Note 2 for additional details.

The following table details the Company’s equity investment in unconsolidated entities as of June 30, 2021 and December 31, 2020 ($ in thousands):

Joint Venture	Segment	Ownership Interest	June 30, 2021	December 31, 2020
MGM Grand & Mandalay Bay(1)	Net Lease	49.9%	$819,915	$816,220
WC Infill Industrial Portfolio(2)	Industrial	85.0%	249,648	—
Vault Industrial Portfolio(2)	Industrial	41.0%	172,968	—
Total			$1,242,531	$816,220

(1)Includes $9.3 million and $9.4 million of BREIT outside basis attributable to the MGM Grand & Mandalay Bay joint venture as of June 30, 2021 and December 31, 2020, respectively.
(2)The Company elected the fair value option for these investments, which are therefore recorded at their estimated fair value.
The following table details the Company’s income from unconsolidated entities for the three and six months ended June 30, 2021 ($ in thousands):

	Three Months Ended June 30, 2021
Joint Venture	Ownership Interest	Total Revenue of Unconsolidated Joint Ventures	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$98,681	$50,445	$25,171	$(35)	$25,136
WC Infill Industrial Portfolio(1)	85.0%	—	—	—	—	25,977
Vault Industrial Portfolio(1)	41.0%	—	—	—	—	18,915
Total						$70,028

	Six Months Ended June 30, 2021
Joint Venture	Ownership Interest	Total Revenue of Unconsolidated Joint Ventures	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$197,363	$101,313	$50,555	$(73)	$50,482
WC Infill Industrial Portfolio(1)	85.0%	—	—	—	—	31,336
Vault Industrial Portfolio(1)	41.0%	—	—	—	—	22,892
Total						$104,710

(1)The Company elected the fair value option for these investments. Therefore, the income from unconsolidated entities represents the change in estimated fair value of the Company’s investment in such entities.
The following table details the Company’s income from unconsolidated entities for the three and six months ended June 30, 2020 ($ in thousands):

	Three Months Ended June 30, 2020
Joint Venture	Ownership Interest	Total Revenue	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$98,681	$50,847	$25,373	$(37)	$25,336

	Six Months Ended June 30, 2020
Joint Venture	Ownership Interest	Total Revenue	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$149,118	$77,479	$38,662	$(57)	$38,605

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.5%	9/25/2025	$5,013,759	$4,869,931	$4,887,941
Corporate bonds	L+4.2%	10/21/2027	161,861	161,149	164,149
RMBS	3.9%	8/27/2031	52,291	52,446	52,597
Total real estate securities	3.4%	11/11/2025	5,227,911	5,083,526	5,104,687
Term loans	L+3.1%	9/9/2021	451,274	418,725	449,826
Mezzanine loans	L+6.3%	1/28/2025	183,750	181,701	174,865
Total real estate loans	L+4.0%	8/21/2022	635,024	600,426	624,691
Total investments in real estate debt	3.5%	7/5/2025	$5,862,935	$5,683,952	$5,729,378

	December 31, 2020
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.0%	1/17/2026	$4,093,201	$3,949,824	$3,753,428
Corporate bonds	5.0%	5/3/2027	179,398	178,219	183,203
RMBS	4.5%	10/24/2049	22,429	22,602	22,510
Total real estate securities	3.2%	3/29/2026	4,295,028	4,150,645	3,959,141
Term loans	L+3.1%	1/7/2022	488,824	438,445	486,273
Mezzanine loans	L+6.9%	12/15/2024	134,750	134,424	120,892
Total real estate loans	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	3.5%	10/3/2025	$4,918,602	$4,723,514	$4,566,306

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and SONIA, as applicable to each security and loan. Fixed rate CMBS are reflected as a spread over the relevant floating benchmark rates, as of June 30, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero coupon securities.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)Face amount excludes interest-only securities with a notional amount of $2.8 billion and $2.3 billion as of June 30, 2021 and December 31, 2020, respectively. In addition, CMBS includes zero coupon securities of $208.8 million and $236.1 million as of June 30, 2021 and December 31, 2020, respectively.
The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2021			December 31, 2020
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	$2,252,404	$2,231,066	39%	$2,046,529	$1,904,256	42%
Residential	1,189,590	1,244,355	22%	748,086	797,840	17%
Industrial	903,524	916,248	16%	612,884	610,504	13%
Office	754,007	738,429	13%	720,665	681,596	15%
Other	238,202	236,325	4%	238,202	213,654	5%
Diversified	221,907	225,246	4%	234,527	225,077	5%
Net Lease	106,943	121,077	2%	105,246	117,219	3%
Retail	17,375	16,632	–%	17,375	16,160	—%
Total	$5,683,952	$5,729,378	100%	$4,723,514	$4,566,306	100%

(1)Residential investments in real estate debt are collateralized by various forms of rental housing including apartments and single-family homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2021			December 31, 2020
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$13,405	$13,369	—%	$10,044	$10,047	—%
AA	710	710	—%	776	779	—%
A	257,359	272,447	5%	262,097	267,023	6%
BBB	821,502	819,972	14%	797,918	753,393	17%
BB	1,536,903	1,546,976	27%	1,435,891	1,381,221	30%
B	1,407,974	1,394,523	24%	1,186,975	1,114,977	24%
CCC	35,165	36,059	1%	32,402	34,839	1%
Other	1,610,934	1,645,322	29%	997,411	1,004,027	22%
Total	$5,683,952	$5,729,378	100%	$4,723,514	$4,566,306	100%

During the three and six months ended June 30, 2021, the Company recorded a net unrealized gain of $72.8 million and $202.7 million, respectively, related to investments in real estate debt. During the three and six months ended June 30, 2020, the Company recorded a net unrealized gain of $466.4 million and a net unrealized loss $548.7 million, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2021, the Company recognized a net realized gain of $11.9 million and $14.5 million, respectively, due to the sale, repayment, or partial repayment of certain of the Company’s investments in real estate debt. During the three and six months ended June 30, 2020, the Company recognized a net realized loss of $5.0 million and $4.7 million, respectively, due to the sale, repayment, or partial repayment of certain of the Company’s investments in real estate debt.

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2021	December 31, 2020	2021	2020	2021	2020
CMBS	$1,759,738	$1,749,877	$32,969	$199,457	$102,312	$(183,971)
Loans	566,369	545,539	14,473	16,766	(4,099)	9,992
Total	$2,326,107	$2,295,416	$47,442	$216,223	$98,213	$(173,979)
For additional information regarding the Company’s investments in affiliated real estate debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The terms and conditions of such affiliated real estate debt held as of June 30, 2021 are consistent with the terms described in such Note.
As of June 30, 2021 and December 31, 2020, the Company’s investments in real estate debt also included $292.3 million and $179.6 million, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $11.4 million and $18.3 million of income related to such CMBS during the three and six months ended June 30, 2021, respectively. The Company recognized $24.5 million of income and $16.6 million of loss related to such CMBS during the three and six months ended June 30, 2020, respectively.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2021			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages	3.8%	8/26/2027	N/A	$13,006,707	$13,124,595
Variable rate loans:
Floating rate mortgages	L+1.8%	5/25/2026	N/A	4,914,122	4,544,044
Variable rate term loans	L+1.7%	3/18/2024	N/A	1,795,520	1,761,920
Variable rate secured revolving credit facilities	—	—	$2,185,344	—	481,725
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.8%	10/21/2025		6,780,742	6,989,889
Total loans secured by real estate	3.1%	1/7/2027		19,787,449	20,114,484
Premium on assumed debt, net				14,214	15,191
Deferred financing costs, net				(139,653)	(153,514)
Mortgage notes, term loans, and secured revolving credit facilities, net				$19,662,010	$19,976,161

(1)The term “L” refers to the one-month LIBOR.
(2)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of June 30, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$5,814
2022	523,256
2023	491,796
2024	3,042,855
2025	4,126,110
2026	3,564,585
Thereafter	8,033,033
Total	$19,787,449

During the three and six months ended June 30, 2021 and 2020, the Company repaid certain of its loans at their carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $2.8 million and $6.2 million, respectively, for the three and six months ended June 30, 2021. The Company did not incur any realized loss on extinguishment of debt for the three months ended June 30, 2020, and incurred a realized loss of $1.2 million for the six months ended June 30, 2020. Such losses result from the acceleration of related deferred financing costs, prepayment penalties, and transactions costs and are recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2021, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.
7. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements with lenders to provide additional financing capacity secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time, and may require the Company to provide additional margin in the form of cash, securities, or other forms of collateral should the market value of the pledged investments decline.
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	June 30, 2021
	Borrowing's Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$96,120	$158,543	L+1.2%	2/18/2023
Term Loan	254,478	391,504	L+1.8%	4/2/2022
	$350,598	$550,047	L+1.6%

	December 31, 2020
	Borrowing's Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$1,733,623	$2,697,714	L+1.6%	6/21/2021
Term Loans	292,406	452,578	L+1.8%	3/17/2022
Corporate Bonds	111,540	138,215	L+0.8%	3/6/2021
RMBS	3,424	4,646	L+1.5%	3/30/2021
	$2,140,993	$3,293,153	L+1.6%

(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2) The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities
The Company is party to an unsecured revolving credit facility with multiple banks. The credit facility expires on February 22, 2024 and may be extended for one year. Interest under the credit facility is determined based on LIBOR plus 2.5%. As of June 30, 2021, the capacity of the credit facility was $1.9 billion. As of December 31, 2020, the Company had a $23.5 million letter of credit outstanding, which reduced the available capacity of the unsecured credit facility. No such letter of credit was outstanding as of June 30, 2021. There were no other outstanding borrowings on the unsecured credit facility as of June 30, 2021 and December 31, 2020.
The Company also maintains a $100.0 million unsecured revolving credit facility with an affiliate of Blackstone of which there was no outstanding balance as of June 30, 2021 or December 31, 2020. For additional information regarding the affiliate credit facility, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2021	December 31, 2020
Accrued stockholder servicing fee	$828,900	$605,411
Performance participation allocation	442,588	192,648
Accrued management fee	33,549	22,253
Accrued affiliate service provider expenses	8,261	10,151
Advanced organization and offering costs	3,068	4,090
Other	2,273	53,107
Total	$1,318,639	$887,660

Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker dealer affiliated with the Adviser, for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value ("NAV"). Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I or Class B units of BREIT OP or cash, at the election of the Special Limited Partner. During the three and six months ended June 30, 2021, the Company recognized $299.4 million and $442.6 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was achieved as of June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized no Performance Participation Allocation expense as the performance hurdle was not achieved as of and June 30, 2020.
In January 2021, the Company issued 15.5 million Class I units and 1.1 million Class B units in BREIT OP to the Special Limited Partner as payment of the 2020 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2020. Subsequent to the issuance of the Class I units and Class B units, 9.7 million of such units were redeemed for $111.9 million, and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. The remaining Class I units held by the Special Limited Partner are included in Redeemable Non-Controlling Interest on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2021, Blackstone and its employees, including the Company’s executive officers, continue to own shares of the Company and Class I and Class B units of BREIT OP worth an aggregate $385.5 million.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company's common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock. During the three and six months ended June 30, 2021, the Company incurred management fees of $92.2 million and $165.3 million, respectively. During the three and six months ended June 30, 2020, the Company incurred management fees of $53.4 million and $102.9 million, respectively.
During the six months ended June 30, 2021 and 2020, the Company issued 11.0 million and 7.8 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $33.5 million and $22.3 million related to the management fees as of June 30, 2021 and December 31, 2020, respectively, which is included in Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2021, the Adviser was issued 2.7 million unregistered Class I shares as payment for the $33.5 million management fees accrued as of June 30, 2021. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the six months ended June 30, 2021, the Adviser submitted 10.4 million Class I shares for repurchase, for a total repurchase amount of $121.4 million. During the six months ended June 30, 2020, the Adviser submitted 5.0 million Class I shares for repurchase, for a total repurchase amount of $52.3 million.
Accrued affiliate service provider expenses and incentive compensation awards
For further details on the Company’s relationships with its affiliated service providers, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company, which is considered a performance condition.  If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of June 30, 2021, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

				June 30, 2021
Plan Year	Unrecognized Compensation Cost as of December 31, 2020	Value of New Awards Issued	Amortization of Compensation Cost for the Six Months Ended June 30, 2021	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$3,363	$—	$(1,083)	$2,280	1.5 years
2020	—	—	—	—	—
2021	—	8,500	(1,062)	7,438	3.5 years
	$3,363	$8,500	$(2,145)	$9,718
The following table details the amounts incurred for affiliate service providers during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Affiliate Service Provider Expenses Three Months Ended June 30,		Amortization of Affiliate Service Provider Incentive Compensation Three Months Ended June 30,		Capitalized Transaction Support Services Three Months Ended June 30,

	2021	2020	2021	2020	2021	2020
Link Industrial Properties L.L.C.	$15,831	$13,691	$188	$260	$575	$39
LivCor, L.L.C.	10,193	6,689	315	77	1,196	701
BRE Hotels and Resorts LLC	2,762	4,326	(5)	156	—	—
ShopCore Properties TRS Management LLC	1,471	1,356	9	7	42	—
Revantage Corporate Services, L.L.C.	726	469	—	—	—	—
Equity Office Management, L.L.C.	352	150	8	—	—	—
Total	$31,335	$26,681	$515	$500	$1,813	$740

	Affiliate Service Provider Expenses Six Months Ended June 30,		Amortization of Affiliate Service Provider Incentive Compensation Awards Six Months Ended June 30,		Capitalized Transaction Support Services Six Months Ended June 30,

	2021	2020	2021	2020	2021	2020
Link Industrial Properties L.L.C.	$31,959	$26,022	$605	$521	$818	$553
LivCor, L.L.C.	20,918	12,324	697	154	2,075	1,761
BRE Hotels and Resorts LLC	5,443	7,649	127	312	—	—
ShopCore Properties TRS Management LLC	2,895	2,121	25	13	82	315
Revantage Corporate Services, L.L.C.	1,379	957	—	—	—	—
Equity Office Management, L.L.C.	964	295	16	—	—	—
Total	$63,558	$49,368	$1,470	$1,000	$2,975	$2,629

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

Other
As of June 30, 2021, and December 31, 2020, the Company had zero and $50.8 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of both June 30, 2021 and December 31, 2020, the Adviser had advanced $2.3 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Affiliate Title Service Provider
During the six months ended June 30, 2021, the Company paid Lexington National Land Services $2.4 million for title services related to sixteen investments and such costs were capitalized to Investments in Real Estate or recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Captive Insurance Company
During the three and six months ended June 30, 2021, the Company contributed $43.9 million and $44.2 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.8 million and $0.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies. The Company did not contribute any capital to the captive insurance company during the three and six months ended June 30, 2020.
Other
As of both June 30, 2021 and December 31, 2020, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
10. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	June 30, 2021	December 31, 2020
Equity securities	$1,796,161	$599,185
Real estate intangibles, net	630,428	738,259
Straight-line rent receivable	215,506	155,108
Receivables, net	160,409	109,159
Prepaid expenses	67,782	50,092
Pre-acquisition costs	61,694	241
Deferred leasing costs, net	62,265	49,533
Derivatives	24,817	—
Deferred financing costs, net	23,881	22,740
Held for sale assets	15,010	—
Other	76,377	74,936
Total	$3,134,330	$1,799,253

The following table details the components of other liabilities ($ in thousands):

	June 30, 2021	December 31, 2020
Subscriptions received in advance	$2,072,884	$508,817
Payable for unsettled investments in real estate debt	200,263	—
Accounts payable and accrued expenses	159,502	104,866
Real estate taxes payable	150,326	117,362
Distribution payable	126,149	90,892
Intangible liabilities, net	116,614	128,639
Right of use lease liability - operating leases	85,779	85,065
Prepaid rental income	84,712	95,165
Stock repurchases payable	68,283	83,350
Tenant security deposits	66,017	57,489
Right of use lease liability - financing leases	58,191	57,727
Accrued interest expense	45,841	50,065
Derivatives	27,664	55,536
Held for sale liabilities	145	—
Other	82,107	30,221
Total	$3,344,477	$1,465,194

11. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$1,014,562	$1,094,561
Above-market lease intangibles	46,056	49,261
Other	33,229	32,549
Total intangible assets	1,093,847	1,176,371
Accumulated amortization:
In-place lease amortization	(429,998)	(407,256)
Above-market lease amortization	(21,136)	(20,291)
Other	(12,285)	(10,565)
Total accumulated amortization	(463,419)	(438,112)
Real estate intangibles, net	$630,428	$738,259

Intangible liabilities:
Below-market lease intangibles	$187,950	$194,158
Total intangible liabilities	187,950	194,158
Accumulated amortization:
Below-market lease amortization	(71,336)	(65,519)
Total accumulated amortization	(71,336)	(65,519)
Intangible liabilities, net	$116,614	$128,639

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2021 (remaining)	$140,091	$4,094	$(14,956)
2022	130,777	6,639	(26,328)
2023	86,704	4,166	(21,587)
2024	60,548	2,891	(17,255)
2025	47,205	2,256	(13,041)
2026	36,231	1,652	(9,827)
Thereafter	83,008	3,222	(13,620)
	$584,564	$24,920	$(116,614)

12. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined within ASC 815 – “Derivatives and Hedging”. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on its secured financings of investments in real estate debt in addition to certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, which includes interest rate swaps, and may also include interest rate caps, options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	June 30, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	49	$1,062,960	1.1%	LIBOR	5.6
Interest Rate Swaps - Property debt	6	$1,500,000	1.0%	LIBOR	7.0

	December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	53	$929,560	1.3%	LIBOR	6.3

Foreign Currency Forward Contracts
Certain of the Company’s international investments expose it to fluctuations in foreign currency exchange rates and interest rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency, the U.S. dollar. The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar.

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2021		December 31, 2020
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	9	€283,594	7	€219,430
Buy USD / Sell GBP Forward	7	£53,082	2	£25,093
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate derivatives	$14,148	$—	$27,568	$46,144
Foreign currency forward contracts	10,669	—	96	9,392
Total Derivatives	$24,817	$—	$27,664	$55,536
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,
			2021	2020
Foreign Currency Forward Contract	Realized (loss) gain	Income from investments in real estate debt	$(4,102)	$1,613
Interest Rate Swap - Investments in real estate debt	Realized (loss)	Income from investments in real estate debt	(274)	—
Foreign Currency Forward Contract	Unrealized gain	Income from investments in real estate debt	4,640	(7,326)
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	Income from investments in real estate debt	(11,492)	(5,439)
Interest Rate Swap – Property debt	Unrealized gain	Other income (expense)	(27,348)	—
			$(38,576)	$(11,152)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Six Months Ended June 30,
			2021	2020
Foreign Currency Forward Contract	Realized (loss) gain	Income from investments in real estate debt	$(8,580)	$1,969
Interest Rate Swap - Investments in real estate debt	Realized (loss)	Income from investments in real estate debt	(14,964)	(1,711)
Foreign Currency Forward Contract	Unrealized gain	Income from investments in real estate debt	19,965	(5,097)
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	Income from investments in real estate debt	42,930	(63,263)
Interest Rate Swap – Property debt	Unrealized gain	Other income (expense)	(10,147)	—
			$29,204	$(68,102)
Credit-Risk Related Contingent Features

The Company has entered into agreements with certain of its derivative counterparties that contain provisions whereby if the Company were to default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default under its derivative obligations. In addition, certain of the Company’s agreements with its derivative counterparties require the Company to post collateral based on a percentage of derivative notional amounts and/or to secure net liability positions.
As of June 30, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $9.5 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $55.9 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet.
13. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2021, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2021
	Class S	Class I	Class T	Class D	Total
March 31, 2021	783,521	1,042,750	47,115	146,954	2,020,340
Common stock issued	136,282	292,072	3,020	33,893	465,267
Distribution reinvestment	6,111	6,687	335	1,140	14,273
Common stock repurchased	(4,076)	(15,238)	(282)	(481)	(20,077)
Independent directors' restricted stock grant(1)	—	—	—	—	—
June 30, 2021	921,838	1,326,271	50,188	181,506	2,479,803

	Six Months Ended June 30, 2021
	Class S	Class I	Class T	Class D	Total
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017
Common stock issued	218,053	437,290	4,403	56,514	716,260
Distribution reinvestment	11,807	12,522	672	2,141	27,142
Common stock repurchased	(10,875)	(50,626)	(830)	(1,290)	(63,621)
Independent directors' restricted stock grant(1)	—	5	—	—	5
June 30, 2021	921,838	1,326,271	50,188	181,506	2,479,803

(1)The independent directors’ restricted stock grant represents $0.1 million of the annual compensation paid to a new independent director, which has been prorated for the period from January 2021 through August 2021. The exposure associated with the grant is amortized over the service period and the shares vest in August 2021.
Share and Unit Repurchases
For the three months ended June 30, 2021, the Company repurchased 20.1 million shares of common stock and 13.4 thousand BREIT OP units for a total of $242.6 million and $0.2 million, respectively. For the six months ended June 30, 2021, the Company repurchased 63.6 million shares of common stock and 9.8 million BREIT OP units for a total of $750.9 million and $113.4 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2021.

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
The following table details the aggregate distributions declared for each applicable class of common stock for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1615	$0.1615	$0.1615	$0.1615
Stockholder servicing fee per share of common stock	(0.0262)	—	(0.0258)	(0.0076)
Net distributions declared per share of common stock	$0.1353	$0.1615	$0.1357	$0.1539

	Six Months Ended June 30, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.3215	$0.3215	$0.3215	$0.3215
Stockholder servicing fee per share of common stock	(0.0509)	—	(0.0502)	(0.0147)
Net distributions declared per share of common stock	$0.2706	$0.3215	$0.2713	$0.3068
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2021 and 2020 ($ in thousands):

	June 30, 2021	June 30, 2020
Balance at the beginning of the year	$274	$272
Settlement of prior year performance participation allocation	192,648	141,396
Repurchases	(111,949)	(83,625)
Conversion to Class I and Class B units	(68,453)	(48,543)
Conversion to Class I shares	(12,246)	(9,228)
GAAP income allocation	(1)	(15)
Distributions	(8)	(6)
Fair value allocation	34	4
Ending balance	$299	$255
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of June 30, 2021 and December 31, 2020, $43.3 million and $29.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(6.9) million and $(9.7) million during the three and six months ended June 30, 2021, respectively, between Additional Paid-in Capital and Redeemable

Non-controlling Interest. The Company recorded an allocation adjustment of $0.2 million and $(0.3) million during the three and six months ended June 30, 2020, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
14. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s residential, industrial, net lease, self storage, retail, and office properties. Leases at the Company’s industrial, retail, and office properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s residential properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
Rental revenue from the Company’s lease at the Bellagio consists of a fixed annual rent that escalates annually throughout the term of the lease, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. The Company assessed the classification of the Bellagio lease and determined the lease was an operating lease. The Company’s assessment included the consideration of the present value of the lease payments over the lease term and the residual value of the leased assets.
Leases at the Company’s industrial, net lease, retail, and office properties are generally longer term and may contain extension and termination options at the lessee’s election. Leases at the Company’s residential and self storage properties are short term in nature, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease payments	$616,068	$506,046	$1,207,108	$983,331
Variable lease payments	64,741	47,671	126,617	102,481
Rental revenue	$680,809	$553,717	$1,333,725	$1,085,812
 The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, retail and office properties as of June 30, 2021 ($ in thousands). Leases at the Company’s residential and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$514,787
2022	988,808
2023	884,034
2024	778,531
2025	696,405
2026	616,555
Thereafter	9,009,183
Total	$13,488,303
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2021, the Company had 15 ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.

The following table details the future lease payments due under the Company’s ground leases as of June 30, 2021 ($ in thousands):

	Operating Leases	Financing Leases
2021 (remaining)	$2,043	$1,563
2022	4,093	3,174
2023	4,132	3,269
2024	4,183	3,367
2025	4,423	3,468
2026	4,530	3,572
Thereafter	595,398	323,447
Total undiscounted future lease payments	618,802	341,860
Difference between undiscounted cash flows and discounted cash flows	(533,023)	(283,669)
Total lease liability	$85,779	$58,191

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2021, the weighted average remaining lease term of the Company’s operating leases and financing leases was 55 years and 75 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed ground rent expense	$1,025	$1,014	$2,046	$2,026
Variable ground rent expense	26	1	26	18
Total cash portion of ground rent expense	1,051	1,015	2,072	2,044
Straight-line ground rent expense	1,643	1,691	3,290	3,434
Total operating lease costs	$2,694	$2,706	$5,362	$5,478
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on lease liabilities	$759	$737	$1,518	$1,474
Amortization of right-of-use assets	252	257	499	509
Total financing lease costs	$1,011	$994	$2,017	$1,983

15. Segment Reporting
The Company operates in eight reportable segments: Residential, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

	June 30, 2021	December 31, 2020
Residential	$15,350,917	$13,701,615
Industrial	12,642,621	11,498,912
Net Lease	5,213,010	5,199,651
Hospitality	2,401,770	2,196,429
Self Storage	1,523,867	1,593,430
Retail	688,744	700,045
Office	700,870	447,630
Investments in Real Estate Debt	6,014,628	4,763,309
Other (Corporate)	3,445,428	582,994
Total assets	$47,981,855	$40,684,015
The following table details the financial results by segment for the three months ended June 30, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,095	$236,908	$82,794	$—	$33,673	$14,667	$10,672	$—	$680,809
Hospitality revenue	—	—	—	102,660	—	—	—	—	102,660
Other revenue	18,476	2,144	—	3,318	2,161	457	158	—	26,714
Total revenues	320,571	239,052	82,794	105,978	35,834	15,124	10,830	—	810,183
Expenses:
Rental property operating	150,642	72,191	249	—	17,253	4,626	3,024	—	247,985
Hospitality operating	—	—	—	75,093	—	—	—	—	75,093
Total expenses	150,642	72,191	249	75,093	17,253	4,626	3,024	—	323,078
Income from unconsolidated entities	—	44,892	25,136	—	—	—	—	—	70,028
Income from investments in real estate debt	—	—	—	—	—	—	—	116,573	116,573
Income from investments in equity securities	95,442	33,769	22,085	—	—	—	2,344	—	153,640
Segment net operating income (loss)	$265,371	$245,522	$129,766	$30,885	$18,581	$10,498	$10,150	$116,573	$827,346

Depreciation and amortization	$(167,943)	$(136,649)	$(28,637)	$(22,870)	$(32,063)	$(6,575)	$(4,884)	$—	$(399,621)

General and administrative									$(7,789)
Management fee									(92,183)
Performance participation allocation									(299,373)
Impairment of investments in real estate									—
Net gain on dispositions of real estate									7,372
Interest income									9
Interest expense									(181,529)
Loss on extinguishment of debt									(2,757)
Other income (expense)									(28,057)
Net loss									$(176,582)
Net income attributable to non-controlling interests in third party joint ventures									$(264)
Net loss attributable to non-controlling interests in BREIT OP									2,089
Net loss attributable to BREIT stockholders									$(174,757)

The following table details the financial results by segment for the three months ended June 30, 2020 ($ in thousands):

	Residential	Industrial	Net Lease	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$241,793	$209,583	$82,794	$—	$3,897	$12,679	$2,971	$—	$553,717
Hospitality revenue	—	—	—	21,781	—	—	—	—	21,781
Other revenue	14,007	1,157	—	1,263	464	228	130	—	17,249
Total revenues	255,800	210,740	82,794	23,044	4,361	12,907	3,101	—	592,747
Expenses:
Rental property operating	115,236	64,048	13	—	2,341	4,331	1,066	—	187,035
Hospitality operating	—	—	—	44,523	—	—	—	—	44,523
Total expenses	115,236	64,048	13	44,523	2,341	4,331	1,066	—	231,558
Income from unconsolidated entities	—	—	25,336	—	—	—	—	—	25,336
Income from investments in real estate debt	—	—	—	—	—	—	—	492,889	492,889
Income from investments in equity securities	3,124	3,508	19,700	—	—	—	3,318	—	29,650
Segment net operating income	$143,688	$150,200	$127,817	$(21,479)	$2,020	$8,576	$5,353	$492,889	$909,064

Depreciation and amortization	$(145,595)	$(138,798)	$(29,040)	$(22,753)	$(1,452)	$(8,174)	$(1,540)	$—	$(347,352)

General and administrative									$(6,913)
Management fee									(53,423)
Performance participation allocation									—
Impairment of investments in real estate									(6,126)
Net gain on dispositions of real estate									—
Interest income									233
Interest expense									(176,579)
Loss on extinguishment of debt									—
Other income (expense)									(572)
Net income									$318,332
Net loss attributable to non-controlling interests in third party joint ventures									$966
Net income attributable to non-controlling interests in BREIT OP									(4,859)
Net income attributable to BREIT stockholders									$314,439

The following table details the financial results by segment for the six months ended June 30, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$590,548	$463,668	$165,589	$—	$64,648	$29,097	$20,175	$—	$1,333,725
Hospitality revenue	—	—	—	160,803	—	—	—	—	160,803
Other revenue	32,540	5,994	—	4,994	4,157	1,214	211	—	49,110
Total revenues	623,088	469,662	165,589	165,797	68,805	30,311	20,386	—	1,543,638
Expenses:
Rental property operating	290,583	146,063	470	—	32,961	9,535	6,078	—	485,690
Hospitality operating	—	—	—	130,773	—	—	—	—	130,773
Total expenses	290,583	146,063	470	130,773	32,961	9,535	6,078	—	616,463
Income from unconsolidated entities	—	54,228	50,482	—	—	—	—	—	104,710
Income from investments in real estate debt	—	—	—	—	—	—	—	355,934	355,934
Income from investments in equity securities	151,495	55,411	30,963	—	—	—	6,882	—	244,751
Segment net operating income (loss)	$484,000	$433,238	$246,564	$35,024	$35,844	$20,776	$21,190	$355,934	$1,632,570

Depreciation and amortization	$(335,986)	$(268,544)	$(57,136)	$(45,576)	$(69,814)	$(14,185)	$(8,767)	$—	$(800,008)

General and administrative									$(14,749)
Management fee									(165,278)
Performance participation allocation									(442,588)
Impairment of investments in real estate									—
Net gain on dispositions of real estate									22,802
Interest income									95
Interest expense									(363,147)
Loss on extinguishment of debt									(6,173)
Other income (expense)									(11,222)
Net loss									$(147,698)
Net income attributable to non-controlling interests in third party joint ventures									$(323)
Net loss attributable to non-controlling interests in BREIT OP									1,736
Net loss attributable to BREIT stockholders									$(146,285)

The following table details the financial results by segment for the six months ended June 30, 2020 ($ in thousands):

	Residential	Industrial	Net Lease	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$468,912	$410,980	$165,589	$—	$7,461	$26,922	$5,948	$—	$1,085,812
Hospitality revenue	—	—	—	149,253	—	—	—	—	149,253
Other revenue	26,092	1,998	—	2,837	911	506	220	—	32,564
Total revenues	495,004	412,978	165,589	152,090	8,372	27,428	6,168	—	1,267,629
Expenses:
Rental property operating	219,796	121,218	114	—	4,443	7,751	2,101	—	355,423
Hospitality operating	—	—	—	143,829	—	—	—	—	143,829
Total expenses	219,796	121,218	114	143,829	4,443	7,751	2,101	—	499,252
Income from unconsolidated entities	—	—	38,605	—	—	—	—	—	38,605
Loss from investments in real estate debt	—	—	—	—	—	—	—	(523,258)	(523,258)
Income (loss) from investments in equity securities	(5,766)	13,571	(12,197)	—	—	—	100	—	(4,292)
Segment net operating income	$269,442	$305,331	$191,883	$8,261	$3,929	$19,677	$4,167	$(523,258)	$279,432

Depreciation and amortization	$(272,921)	$(276,922)	$(57,195)	$(45,546)	$(3,681)	$(16,809)	$(3,083)	$—	$(676,157)

General and administrative									(13,595)
Management fee									(102,925)
Performance participation allocation									—
Impairment of investments in real estate									(6,126)
Net gain on dispositions of real estate									371
Interest income									1,980
Interest expense									(365,083)
Loss on extinguishment of debt									(1,237)
Other income (expense)									(15,478)
Net loss									$(898,818)
Net loss attributable to non-controlling interests in third party joint ventures									$1,203
Net loss attributable to non-controlling interests in BREIT OP									11,967
Net loss attributable to BREIT stockholders									$(885,648)
16. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.
Capital Commitments
In February 2021, the Company committed $200.0 million to invest in a private real estate-related company to be funded by September 30, 2021. As of June 30, 2021, the Company had a remaining commitment of $80.9 million to the private real estate-related company.

17. Subsequent Events
Home Partners of America
Subsequent to June 30, 2021, the Company acquired Home Partners of America (“HPA”), valuing the Company at $6.0 billion. HPA is one of the largest private owners and operators of single‐family rental (“SFR”) homes in the United States with a high-quality portfolio of over 17,000 homes across the country.
Acquisitions
Subsequent to June 30, 2021, the Company acquired an aggregate of $2.1 billion of real estate (not including the HPA transaction described above), exclusive of closing costs, across six separate transactions.
Subsequent to June 30, 2021, the Company acquired an aggregate of $0.3 billion of investments in unconsolidated entities.
Subsequent to June 30, 2021, the Company purchased an aggregate of $0.7 billion of investments in real estate debt.
Proceeds from the Issuance of Common Stock
Subsequent to June 30, 2021, the Company received net proceeds of $4.9 billion from the issuance of its common stock.

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
Overview
BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, in real estate debt. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in eight reportable segments: Residential, Industrial, Net Lease, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Residential includes various forms of rental housing including multifamily, student housing, and manufactured housing. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the Company's unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of August 12, 2021, we have received net proceeds of $34.8 billion from the sale of shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “ Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Recent Developments
As of June 30, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the strength of the Delta variant. Accordingly, this recovery remains uneven with dispersion across sectors and regions.
The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. Countries around the world continue to grapple with the economic impacts of the COVID-19 pandemic. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated February 12, 2021 and filed with the SEC, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2021 Highlights
Operating Results:
•Declared monthly net distributions totaling $348.5 million for the three months ended June 30, 2021, resulting in average annualized distribution rates of 4.5% for Class S, 5.3% for Class I, 4.5% for Class T, and 5.1% for Class D for the quarter.(1)
•Year-to-date total return through June 30, 2021, without upfront selling commissions, was 11.5% for Class S, 12.1% for Class I, 11.7% for Class T, and 11.7% for Class D shares. Year-to-date total return through June 30, 2021, assuming maximum upfront selling commissions, was 7.7% for Class S, 7.9% for Class T, and 10.0% for Class D shares.(2)
•Inception-to-date total return through June 30, 2021, without upfront selling commissions, was 10.3% for Class S, 11.2% for Class I, 10.7% for Class T, and 11.3% for Class D shares. Inception-to-date total return through June 30, 2021, assuming maximum upfront selling commissions, was 9.5% for Class S, 9.8% for Class T shares and 10.9% for Class D.(2)
Investments:
•Acquired 21 industrial, 13 residential, and one office property across 11 transactions with a total purchase price of $1.7 billion during the three months ended June 30, 2021. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets across the U.S.
•In July, acquired Home Partners of America (“HPA”), valuing the Company at $6.0 billion. HPA is one of the largest private owners and operators of single‐family rental (“SFR”) homes in the United States with a high-quality portfolio of over 17,000 homes across the country.
•Entered into an agreement with Blackstone Infrastructure Partners, and other long-term perpetual capital vehicles managed by Blackstone to acquire all outstanding shares of common stock of QTS Realty Trust (NYSE: QTS) (“QTS”) for $10.0 billion, including the assumption of debt. QTS is a leading provider of data center solutions with a portfolio of high-quality assets in top tier data center markets. The transaction is expected to close in the second half of 2021 and BREIT will indirectly own approximately 40% of QTS.
•Subsequent to June 30, 2021, we entered into an agreement to acquire from American International Group, Inc. (“AIG”) its interests in a U.S. affordable housing portfolio for a $5.1 billion equity purchase price, plus the assumption of debt. Our proposed investment reflects a majority economic interest in a series of partnerships that own 678 affordable housing communities totaling approximately 83,000 apartments located throughout the U.S. The transaction is expected to close in the fourth quarter of 2021.
•Sold one residential property for net proceeds of $21.1 million, which resulted in a realized gain of $7.4 million during the three months ended June 30, 2021.
•Invested $927.1 million in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds of real estate-related companies during the three months ended June 30, 2021.
Capital Activity and Financings:
•Raised $5.7 billion of proceeds during the three months ended June 30, 2021 from the sale of our common stock. Repurchased $242.6 million of our common stock during the three months ended June 30, 2021.
•Increased revolving credit capacity by $50.0 million, increased property-level financings by $123.7 million, and reduced the financings secured by our investments in real estate debt by $1.1 billion during the three months ended June 30, 2021.
Overall Portfolio:
•Our portfolio as of June 30, 2021 consisted of investments in real estate (89% based on fair value) and investments in real estate debt (11%).
•Our 1,463 properties as of June 30, 2021 consisted primarily of Residential (41% based on fair value), Industrial (36%), and Net Lease (12%), and our portfolio of real estate was concentrated in the following regions: West (39%), South (35%), East (15%), and Midwest (11%).
•Our investments in real estate debt as of June 30, 2021 consisted of a diversified portfolio. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2021:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2021:

(1) Investments in real estate includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category (West, South, East, Midwest) against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2021:

DENVER
3%
CHICAGO
5%
LAS VEGAS
17%
SAN BERNARDINO
3%
PHOENIX
5%
SAN ANTONIO
2%
DALLAS
6%
CHARLOTTE
2%
ATLANTA
9%
ORLANDO
6%
TAMPA
3%
OTHER
U.S. MARKETS
39%
STATE CONCENTRATION
MORE THAN 10%
6 – 10%
2–5%
LESS THAN 2%

 The select markets that are named represent all metropolitan statistical areas (“MSAs”) in which BREIT has at least a 2% portfolio concentration. BREIT is invested in additional MSAs that are not named above. Shading reflects the concentration of all real estate properties and unconsolidated investments in each state. Weighting is measured as the asset value of real estate properties and unconsolidated investments for each market against the total asset value of all (i) real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.
As of June 30, 2021, we owned 1,463 properties consisting of a diversified portfolio of income producing assets primarily focused in Residential, Industrial, and Net Lease properties, and to a lesser extent Hospitality, Self Storage, Retail, and Office properties, concentrated in growth markets across the U.S.
The following table provides a summary of our portfolio as of June 30, 2021:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Residential(6)	298	93,174 units	94%	$14,506	$17,442,161	$623,088	38%
Industrial	938	154,011 sq. ft.	96%	$5.30	15,734,206	523,890	32%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,553,514	216,071	13%
Hospitality	58	9,672 keys	49%	$120.91/$59.24	2,070,331	165,797	10%
Self Storage	150	10,958 sq. ft.	94%	$12.32	1,664,941	68,805	4%
Retail	13	2,018 sq. ft.	96%	$23.94	681,686	30,311	2%
Office	3	946 sq. ft.	99%	$35.76	654,579	20,386	1%
Total	1,463				$43,801,418	$1,648,348	100%

(1)Industrial and Net Lease include properties owned by unconsolidated entities.
(2)The occupancy rate for our industrial, retail and office investments includes all leased square footage as of June 30, 2021. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of June 30, 2021. The occupancy rate for our student housing and other residential investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the six months ended June 30, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2021. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation.
(3)For industrial, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized June 30, 2021 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For student housing and other residential properties, average effective annual base rent represents the base rent for the three months ended June 30, 2021 per leased unit, and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2021. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of June 30, 2021.
(5)Segment revenue is presented for the six months ended June 30, 2021. Net lease and industrial segment revenue includes income from unconsolidated entities.
(6)Residential includes various forms of rental housing such as multifamily, manufactured and student housing. Residential units include manufactured housing sites and student housing beds.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Units/Keys(2)	Occupancy Rate(3)
Residential:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	93%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	98%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	97%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	97%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	97%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	95%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	97%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	18	Various	Various	100%	3,991 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	96%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	97%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	97%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	97%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	94%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	97%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	97%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	96%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	96%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	97%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	97%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	97%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	95%
Citymark Multifamily 2-Pack	2	Various	April 2019	95%	608 units	96%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	97%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	97%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	96%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	96%
Davis Multifamily 2-Pack	2	Various	May 2019	100%	454 units	96%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	97%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	95%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	97%
ACG IV Multifamily	2	Various	June 2019	95%	606 units	97%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	96%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	96%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	97%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	93%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	96%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	95%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	96%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	96%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	92%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	88%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	95%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	95%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	94%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	94%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	96%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Units/Keys(2)	Occupancy Rate(3)
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	97%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	82%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	86%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	97%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	95%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	96%
Archer & Rosery Multifamily Portfolio	2	Various	April & May 2021	100%	539 units	82%
Encore Tessera Multifamily	1	Phoenix, Arizona	May 2021	80%	240 units	93%
Acorn 2.0 Multifamily Portfolio	4	Various	May & June 2021	98%	1,922 units	96%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	97%
Charlotte Multifamily Portfolio	2	Various	June 2021	100%	636 units	71%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	95%
Highroads MH	3	Phoenix, AZ	April 2018	99%	266 units	94%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	95%
Southwest MH	12	Various	June 2018	99%	2,568 units	89%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	234 units	95%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	90%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99%	770 units	85%
Florida MH 4-Pack	4	Various	April & July 2019	99%	795 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	92%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	83%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99%	94 units	99%
Southeast MH Portfolio	41	Various	Dec. 2020	99%	8,639 units	89%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,610 units	92%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	840 units	95%
Total Residential	298				93,174 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	99%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	20,954 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,014 sq. ft.	98%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	92%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	97%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	89%
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	95%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,979 sq. ft.	95%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	92%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	98%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	100%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio	17	Various	Jan. 2021	85%	2,926 sq. ft.	99%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Units/Keys(2)	Occupancy Rate(3)
Vault Industrial Portfolio	35	Various	Jan. 2021	41%	6,585 sq. ft.	96%
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	93%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
Total Industrial	938				154,011 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	46%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	27%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	58%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	52%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	53%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	70%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	61%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	59%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	33%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	48%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	81%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	60%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	35%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	55%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	18%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	31%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	67%
Total Hospitality	58				9,672 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,416 sq. ft.	95%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	99%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,115 sq. ft.	91%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	96%
Simply Self Storage	102	Various	Dec. 2020	100%	7,843 sq. ft.	94%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	81%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	74 sq. ft.	96%
Total Self Storage	150				10,958 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	92%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	90%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	99%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	93%
Total Retail	13				2,018 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	98%	361 sq. ft.	100%
Total Office	3				946 sq. ft.

Total Investments in Real Estate	1,463

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(1)Residential includes various forms of rental housing such as multifamily, manufactured housing, and student housing. Residential units include manufactured housing sites and student housing beds.
(2)The occupancy rate for our industrial, retail and office investments includes all leased square footage as of June 30, 2021. The occupancy rate for our self storage and manufactured housing investments includes occupied square footage and occupied units, respectively, as of June 30, 2021. The occupancy rate for our student housing and other residential investments is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2021. The occupancy rate for our hospitality investments is the average occupancy rate for the 12 months ended June 30, 2021. The occupancy rate for hospitality investments owned less than 12 months is not included.
Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, retail, and office properties by annualized base rent and square footage as of June 30, 2021 ($ and square feet data in thousands). The table below excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	221	$37,894	4%	7,094	5%
2022	559	118,220	11%	22,167	15%
2023	482	122,266	12%	24,018	16%
2024	477	100,107	9%	18,713	13%
2025	325	75,147	7%	13,400	9%
2026	305	108,808	10%	22,359	15%
2027	120	48,860	5%	9,436	7%
2028	100	39,841	4%	6,524	5%
2029	59	38,347	4%	4,652	3%
2030	60	57,204	5%	6,369	4%
2031	34	12,359	1%	1,577	1%
Thereafter	51	293,104	28%	9,928	7%
Total	2,793	$1,052,157	100%	146,237	100%
(1)Annualized base rent is determined from the annualized June 30, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of June 30, 2021:

Credit Rating

AAA
<1%
CCC
1%
AA
<1%
A
5%
BBB
14%
Other
29%
B
24%
BB
27%

Collateral Type

Net Lease 2%
Diversified 4%
Retail <1%
Other 4%
Office 13%
Hospitality 39%
Industrial 16%
Residential 22%

The following table details our investments in real estate debt as of June 30, 2021 ($ in thousands):

	June 30, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.5%	9/25/2025	$5,013,759	$4,869,931	$4,887,941
Corporate bonds	L+4.2%	10/21/2027	161,861	161,149	164,149
RMBS	3.9%	8/27/2031	52,291	52,446	52,597
Total real estate securities	3.4%	11/11/2025	5,227,911	5,083,526	5,104,687
Term loans	L+3.1%	9/9/2021	451,274	418,725	449,826
Mezzanine loans	L+6.3%	1/28/2025	183,750	181,701	174,865
Total real estate loans	L+4.0%	8/21/2022	635,024	600,426	624,691
Total investments in real estate debt	3.5%	7/5/2025	$5,862,935	$5,683,952	$5,729,378

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR and SONIA, as applicable to each security and loan. Fixed rate CMBS are reflected as a spread over the relevant floating benchmark rates, as of June 30, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero coupon securities.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)Face amount excludes interest-only securities with a notional amount of $2.8 billion and $2.3 billion as of June 30, 2021 and December 31, 2020, respectively. In addition, CMBS includes zero coupon securities of $208.8 million and $236.1 million as of June 30, 2021 and December 31, 2020, respectively.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2021	March 31, 2021	$
Revenues
Rental revenue	$680,809	$652,916	$27,893
Hospitality revenue	102,660	58,143	44,517
Other revenue	26,714	22,396	4,318
Total revenues	810,183	733,455	76,728
Expenses
Rental property operating	247,985	237,705	10,280
Hospitality operating	75,093	55,680	19,413
General and administrative	7,789	6,960	829
Management fee	92,183	73,095	19,088
Performance participation allocation	299,373	143,215	156,158
Depreciation and amortization	399,621	400,387	(766)
Total expenses	1,122,044	917,042	205,002
Other income (expense)
Income from unconsolidated entities	70,028	34,682	35,346
Income (loss) from investments in real estate debt	116,573	239,361	(122,788)
Net gain on dispositions of real estate	7,372	15,430	(8,058)
Interest income	9	86	(77)
Interest expense	(181,529)	(181,618)	89
Loss on extinguishment of debt	(2,757)	(3,416)	659
Other income (expense)	125,583	107,946	17,637
Total other income (expense)	135,279	212,471	(77,192)
Net (loss) income	$(176,582)	$28,884	$(205,466)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(264)	$(59)	$(205)
Net (income) loss attributable to non-controlling interests in BREIT OP	2,089	(353)	2,442
Net (loss) income attributable to BREIT stockholders	$(174,757)	$28,472	$(203,229)
Net (loss) income per share of common stock — basic and diluted	$(0.08)	$0.01	$(0.09)
Total Revenues
During the three months ended June 30, 2021, revenues increased $76.7 million as compared to the three months ended March 31, 2021. The increase can primarily be attributed to a $58.6 million increase in same property revenues and a $18.1 million increase in non-same property revenues. See Same Property Results of Operations section for further details of the increase in same property revenues. The non-same property revenue increase is due to the real estate acquisitions we made during the first and second quarter of 2021.
Rental Property Operating Expenses
During the three months ended June 30, 2021, rental property operating expenses increased $10.2 million as compared to the three months ended March 31, 2021. The increase can primarily be attributed to a $4.0 million increase in same property operating expenses and a $6.2 million increase in non-same property operating expenses. The non-same property operating expense increase is due to the real estate acquisitions we made during the first and second quarter of 2021.
Hospitality Operating Expenses
During the three months ended June 30, 2021, hospitality operating expenses increased $19.4 million as compared to the three months ended March 31, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended June 30, 2021.

General and Administrative Expenses
During the three months ended June 30, 2021, general and administrative expenses increased $0.8 million compared to the three months ended March 31, 2021. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the three months ended June 30, 2021, the management fee increased $19.1 million compared to the three months ended March 31, 2021. The increase was primarily due to the $7.2 billion increase in our NAV from March 31, 2021 to June 30, 2021.
Performance Participation Allocation
During the three months ended June 30, 2021, the unrealized performance participation allocation accrual increased $156.2 million compared to the three months ended March 31, 2021. The increase was primarily the result of our increased NAV and a higher total return for the three months ended June 30, 2021 compared to the three months ended March 31, 2021.
Reimbursement by the Adviser
Pursuant to the advisory agreement between us, the Adviser and BREIT OP, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us.

For the four fiscal quarters ended June 30, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.
Depreciation and Amortization
During the three months ended June 30, 2021, depreciation and amortization decreased $0.8 million compared to the three months ended March 31, 2021. The decrease is attributable to a decrease in amortization of $11.5 million due to the full amortization of certain intangible assets, which was offset by an increase in depreciation of $10.7 million due to the increase in properties within our portfolio.
Income from Unconsolidated Entities
During the three months ended June 30, 2021, income from unconsolidated entities increased $35.3 million compared to the three months ended March 31, 2021. The increase is primarily due to an increase of $35.0 million in the fair value of our investment in the WC Infill Industrial Portfolio and Vault Industrial Portfolio from March 31, 2021 to June 30, 2021.
Income (Loss) from Investments in Real Estate Debt
During the three months ended June 30, 2021, income (loss) from our investments in real estate debt decreased $122.8 million compared to the three months ended March 31, 2021. The decrease was primarily attributable to $61.1 million of unrealized gains during the three months ended June 30, 2021 compared to $217.1 million of unrealized gains during the three months ended March 31, 2021. This decrease was offset by $6.9 million of realized gains during the three months ended June 30, 2021 compared to $20.6 million of realized losses during the three months ended March 31, 2021. Additionally, interest income increased $5.9 million during the three months ended June 30, 2021, compared to the three months ended March 31, 2021.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2021, net gains on dispositions of real estate decreased $8.1 million compared to the three months ended March 31, 2021. During the three months ended June 30, 2021, we recorded $7.4 million of net gains from the disposition of one residential property compared to a $15.4 million net gain from the sales of four residential properties during the three months ended March 31, 2021.

Interest Expense
During the three months ended June 30, 2021, interest expense decreased $0.1 million compared to the three months ended March 31, 2021. The decrease was primarily due to the decrease in our secured financings of investments in real estate debt. The decrease was offset by an increase in interest expense related to additional property-level debt.
Other Income (Expense)
During the three months ended June 30, 2021, other income (expense) increased $17.6 million compared to the three months ended March 31, 2021. The increase was primarily due to $142.5 million of unrealized gains on our investments in equity securities and $27.3 million of unrealized losses on our interest rate swaps during the three months ended June 30, 2021, compared to $82.3 million of unrealized gains on our investments in equity securities and $17.2 million of unrealized gains on our interest rate swaps during the three months ended March 31, 2021. Additionally, dividend income from our investments in equity securities increased $2.4 million during the three months ended June 30, 2021.
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six months ended June 30,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenue	$1,333,725	$1,085,812	$247,913
Hospitality revenue	160,803	149,253	11,550
Other revenue	49,110	32,564	16,546
Total revenues	1,543,638	1,267,629	276,009
Expenses
Rental property operating	485,690	355,423	130,267
Hospitality operating	130,773	143,829	(13,056)
General and administrative	14,749	13,595	1,154
Management fee	165,278	102,925	62,353
Performance participation allocation	442,588	—	442,588
Impairment of investments in real estate	—	6,126	(6,126)
Depreciation and amortization	800,008	676,157	123,851
Total expenses	2,039,086	1,298,055	741,031
Other income (expense)
Income from unconsolidated entities	104,710	38,605	66,105
Income (loss) from investments in real estate debt	355,934	(523,258)	879,192
Net gain on dispositions of real estate	22,802	371	22,431
Interest income	95	1,980	(1,885)
Interest expense	(363,147)	(365,083)	1,936
Loss on extinguishment of debt	(6,173)	(1,237)	(4,936)
Other income (expense)	233,529	(19,770)	253,299
Total other income (expense)	347,750	(868,392)	1,216,142
Net (loss) income	$(147,698)	$(898,818)	$751,120
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(323)	$1,203	$(1,526)
Net (income) loss attributable to non-controlling interests in BREIT OP	1,736	11,967	(10,231)
Net (loss) income attributable to BREIT stockholders	$(146,285)	$(885,648)	$739,363
Net (loss) income per share of common stock — basic and diluted	$(0.07)	$(0.59)	$0.52
Revenues, Rental Property Operating and Hospitality Operating Expenses
Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since June 30, 2020, our revenues and operating expenses for the six months ended June 30, 2021 and 2020 are not comparable. See below for a discussion of the properties in our portfolio that were owned for both of the full six months ended June 30, 2021 and 2020.

General and Administrative Expenses
During the six months ended June 30, 2021, general and administrative expenses increased $1.2 million compared to the corresponding period in 2020. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the six months ended June 30, 2021, the management fee increased $62.4 million compared to the corresponding period in 2020. The increase was primarily due to the $14.2 billion increase in our NAV from June 30, 2020 to June 30, 2021.
Performance Participation Allocation
During the six months ended June 30, 2021, the unrealized performance participation allocation accrual increased $442.6 million compared to the corresponding period in 2020. The increase was primarily the result of our increased NAV and a higher total return for the six months ended June 30, 2021 compared to the corresponding period in 2020.
Depreciation and Amortization
During the six months ended June 30, 2021, depreciation and amortization increased $123.9 million compared to the corresponding period in 2020. The increase was driven by the growth in our portfolio, which increased to 1,463 properties as of June 30, 2021 from 1,171 properties as of June 30, 2020.
Income from Unconsolidated Entities
During the six months ended June 30, 2021, income from unconsolidated entities increased $66.1 million compared to the corresponding period in 2020. The increase is primarily due to acquisition of the WC Infill Industrial Portfolio and the Vault Industrial Portfolio in January 2021 and a full six months of income from our investment in MGM Grand & Mandalay Bay.
Income (Loss) from Investments in Real Estate Debt
During the six months ended June 30, 2021, income (loss) from our investments in real estate debt increased $879.2 million compared to the corresponding period in 2020. The increase was primarily attributable to $278.1 million of unrealized gains during the six months ended June 30, 2021 compared to $623.3 million of unrealized losses during the corresponding period in 2020. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of our investments in real estate debt. However, beginning in the second quarter of 2020 and continuing through the second quarter of 2021, we continued to see a recovery in the fair value of our investments in real estate debt.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2021, net gains on dispositions of real estate increased $22.4 million compared to the corresponding period in 2020. During the six months ended June 30, 2021, we recorded $22.8 million of net gains from the sales of five residential properties compared to a $0.4 million net gain from the disposition of one industrial property during the corresponding period in 2020.
Interest Expense
During the six months ended June 30, 2021, interest expense decreased $1.9 million compared to the corresponding period in 2020. The decrease was primarily due to a decrease in our indebtedness and a decrease in the applicable floating rate benchmark rates associated with such indebtedness in 2021 as compared to 2020.
Other Income (Expense)
During the six months ended June 30, 2021, other income (expense) increased $253.3 million compared to the corresponding period in 2020. The increase was primarily due to $224.8 million of unrealized gains on our investments in equity securities and $10.1 million of unrealized losses on our interest rate swaps during the six months ended June 30, 2021, compared to $25.2 million of unrealized losses on our investments in equity securities and a $20.8 million forfeited deposit related to a transaction we decided not to pursue during the corresponding period in 2020.

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
For the three months ended June 30, 2021 and March 31, 2021, our same property portfolio consisted of 857 industrial, 242 residential, 106 self storage, 58 hotel, 13 retail, one net lease, and one office property. For the six months ended June 30, 2021 and 2020, our same property portfolio consisted of 760 industrial, 173 residential, 58 hotel, seven retail, one net lease, and one office property.
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
The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three months ended June 30, 2021 and March 31, 2021 ($ in thousands):

	Three Months Ended		Change
	June 30, 2021	March 31, 2021	$
Net income (loss) attributable to BREIT stockholders	$(174,757)	$28,472	$(203,229)
Adjustments to reconcile to same property NOI
General and administrative	7,789	6,960	829
Management fee	92,183	73,095	19,088
Performance participation allocation	299,373	143,215	156,158
Incentive compensation awards	692	1,177	(485)
Depreciation and amortization	399,621	400,387	(766)
Income from unconsolidated entities	(70,028)	(34,682)	(35,346)
(Income) loss from investments in real estate debt	(116,573)	(239,361)	122,788
Net gains on dispositions of real estate	(7,372)	(15,430)	8,058
Interest income	(9)	(86)	77
Interest expense	181,529	181,618	(89)
Loss on extinguishment of debt	2,757	3,416	(659)
Other (income) expense	(125,583)	(107,946)	(17,637)
Net income (loss) attributable to non-controlling interests in third party joint ventures	264	59	205
Net income (loss) attributable to non-controlling interests in BREIT OP	(2,089)	353	(2,442)
NOI	487,797	441,247	46,550
Non-same property NOI	29,548	18,027	11,521
Same property NOI	$458,249	$423,220	$35,029

The following table details the components of same property NOI for the three months ended June 30, 2021 and March 31, 2021 ($ in thousands):

	Three Months Ended		Change
	June 30, 2021	March 31, 2021	$	%
Same property NOI
Rental revenue	$632,758	$621,696	$11,062	2%
Hospitality revenue	102,661	58,143	44,518	77%
Other revenue	24,055	21,065	2,990	14%
Total revenues	759,474	700,904	58,570	8%

Rental property operating	226,127	222,139	3,988	2%
Hospitality operating	75,098	55,545	19,553	35%
Total expenses	301,225	277,684	23,541	8%
Same property NOI	$458,249	$423,220	$35,029	8%
Same Property – Rental Revenue
Same property rental revenue increased $11.1 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. The increase was due to a $9.2 million increase in base rental revenue and a $2.0 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants. The increase was partially offset by a $0.1 million decrease in tenant reimbursement income.
The following table details the changes in base rental revenue period over period ($ in thousands):

			June 30, 2021 vs. March 31, 2021
	Three Months Ended		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit(1)
	June 30, 2021	March 31, 2021
Residential	$267,586	$263,475	$4,111	—%	+1%
Industrial	178,201	173,934	4,267	+1%	+1%
Net Lease	82,795	82,795	—	—%	—%
Self Storage	23,179	21,564	1,615	+2%	+5%
Retail	11,841	12,547	(706)	1%	(6)%
Office	6,849	6,889	(40)	—%	(1)%
Total base rental revenue	$570,451	$561,204	$9,247
(1)The annualized base rent per leased square foot or unit for the three months ended June 30, 2021 and the three months ended March 31, 2021 includes straight-line rent and above-market and below-market lease amortization.
Same Property – Hospitality Revenue
Same property hospitality revenue increased $44.5 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. As the economy continues to reopen and travel restrictions ease from the COVID-19 pandemic, we have begun to see a recovery in our hospitality assets. ADR for the hotels in our same property portfolio increased from $113 to $140 while occupancy increased 16% and RevPAR increased from $56 to $91 during the three months ended June 30, 2021 compared to the three months ended March 31, 2021.
Same Property – Other Revenue
Same property other revenue increased $3.0 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. The increase was primarily due to increased non-recurring lease related fees such as late fees, lease termination fees and other miscellaneous fees at our residential properties and increased golf course revenues at our full service hotel in San Antonio, Texas during the three months ended June 30, 2021.

Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $4.0 million during the three months ended June 30, 2021, compared to the three months ended March 31, 2021. The increase in rental property operating expenses for the three months ended June 30, 2021 was primarily the result of increased unit turnover expenses, payroll and administrative expenses, and property management fees at our residential properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $19.6 million during the three months ended June 30, 2021, compared to the three months ended March 31, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended June 30, 2021.
The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$
Net income (loss) attributable to BREIT stockholders	$(146,285)	$(885,648)	$739,363
Adjustments to reconcile to same property NOI
General and administrative	14,749	13,595	1,154
Management fee	165,278	102,925	62,353
Performance participation allocation	442,588	—	442,588
Incentive compensation awards	1,869	1,000	869
Impairment of investments in real estate	—	6,126	(6,126)
Depreciation and amortization	800,008	676,157	123,851
Income from unconsolidated entities	(104,710)	(38,605)	(66,105)
(Income) loss from investments in real estate debt	(355,934)	523,258	(879,192)
Net gains on dispositions of real estate	(22,802)	(371)	(22,431)
Interest income	(95)	(1,980)	1,885
Interest expense	363,147	365,083	(1,936)
Loss on extinguishment of debt	6,173	1,237	4,936
Other (income) expense	(233,529)	19,770	(253,299)
Net income (loss) attributable to non-controlling interests in third party joint ventures	323	(1,203)	1,526
Net income (loss) attributable to non-controlling interests in BREIT OP	(1,736)	(11,967)	10,231
NOI	929,044	769,377	159,667
Non-same property NOI	209,511	79,779	129,732
Same property NOI	$719,533	$689,598	$29,935

The following table details the components of same property NOI for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Same property NOI
Rental revenue	$991,078	$960,267	$30,811	3%
Hospitality revenue	160,803	141,455	19,348	14%
Other revenue	34,470	27,088	7,382	27%
Total revenues	1,186,351	1,128,810	57,541	5%

Rental property operating	336,175	301,904	34,271	11%
Hospitality operating	130,643	137,308	(6,665)	(5)%
Total expenses	466,818	439,212	27,606	6%
Same property NOI	$719,533	$689,598	$29,935	4%

Same Property – Rental Revenue
Same property rental revenue increased $30.8 million for the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was due to a $21.0 million increase in base rental revenue and a $13.0 million increase in tenant reimbursement income. The increase was partially offset by a $3.2 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2021 vs. 2020
	Six Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit(1)
	2021	2020
Residential	$393,155	$377,952	$15,203	+1%	+3%
Industrial	311,363	305,339	6,024	+1%	+2%
Net Lease	165,589	165,589	—	—%	—%
Retail	14,907	15,125	(218)	(1)%	(1)%
Office	4,138	4,138	—	—%	—%
Total base rental revenue	$889,152	$868,143	$21,009

(1)The annualized base rent per leased square foot or unit for the six months ended June 30, 2021 and 2020 includes straight-line rent and above-market and below-market lease amortization.
Same Property – Hospitality Revenue
Same property hospitality revenue increased $19.3 million for the six months ended June 30, 2021 compared to corresponding period in 2020. ADR for the hotels in our same property portfolio decreased from $144 to $128 while occupancy increased 15% and RevPAR increased from $61 to $74 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Same Property – Other Revenue
Same property other revenue increased $7.4 million for the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased lease termination fees and ancillary income at our industrial properties during the six months ended June 30, 2021.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $34.3 million during the six months ended June 30, 2021, compared to the corresponding period in 2020. The increase in rental property operating expenses for the six months ended June 30, 2021 was primarily the result of increased real estate taxes, snow removal, and insurance expenses at our industrial properties and increased insurance expenses, COVID-19 related expenses and general operating expenses at our residential properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses decreased $6.7 million during the six months ended June 30, 2021, compared to the corresponding period in 2020. The decrease in hospitality operating expenses was primarily the result of decreased payroll expenses at our hotels during the six months ended June 30, 2021.
Non-same Property NOI
Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to better reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized losses (gains) from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, inclusive of unrealized gains and losses not recorded in GAAP net income (loss) , (viii) gain or loss on involuntary conversion, (ix) amortization of deferred financing costs, (x) losses (gains) on extinguishment of debt, and (xi) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
FFO, AFFO, and FAD should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.
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

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to BREIT stockholders	$(174,757)	$314,439	$(146,285)	$(885,648)
Adjustments to arrive at FFO:
Depreciation and amortization	410,100	357,924	820,959	692,046
Impairment of investments in real estate	—	6,126	—	6,126
Net gain on dispositions of real estate	(7,372)	—	(22,802)	(371)
Amount attributable to non-controlling interests for above adjustments	(9,679)	(10,746)	(19,970)	(21,562)
FFO attributable to BREIT stockholders	218,292	667,743	631,902	(209,409)
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(41,038)	(41,814)	(81,382)	(76,988)
Amortization of above- and below-market lease intangibles	(5,419)	(4,386)	(10,457)	(8,104)
Amortization of mortgage premium/discount	(463)	(342)	(964)	(572)
Unrealized (gains) losses from changes in fair value of financial instruments(1)	(215,902)	(455,939)	(537,523)	648,455
Net forfeited investment deposits	—	—	—	12,750
Amortization of restricted stock awards	125	100	246	200
Non-cash performance participation allocation	299,373	—	442,588	—
Non-cash incentive compensation awards	692	500	1,869	1,000
Gain on involuntary conversion	—	(180)	—	(180)
Amortization of deferred financing costs	13,957	10,438	26,698	19,998
Loss on extinguishment of debt	2,757	—	6,173	1,237
Amount attributable to non-controlling interests for above adjustments	365	8,397	4,348	(5,028)
AFFO attributable to BREIT stockholders	272,739	184,517	483,498	383,359
Adjustments to arrive at FAD:
Management fee paid in shares	92,183	53,423	165,278	102,925
Recurring tenant improvements, leasing commissions and other capital expenditures(2)	(51,928)	(30,132)	(85,041)	(53,749)
Stockholder servicing fees	(25,583)	(15,644)	(46,354)	(31,068)
Realized (gains) losses on financial instruments(1)	(6,879)	(13,342)	13,703	(11,977)
Amount attributable to non-controlling interests for above adjustments	(549)	(85)	(1,404)	(518)
FAD attributable to BREIT stockholders	$279,983	$178,737	$529,680	$388,972

(1)Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on both our investments in real estate debt and our investments in equity securities. Realized (gains) losses on financial instruments primarily relates to realized (gains) losses from the sale of our investments in real estate debt and our investments in equity securities.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.
Net Asset Value
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate debt), and any other assets (such as cash on hand), and is reduced by our liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.
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
For the quarter ended June 30, 2021, BREIT’s Class S NAV per share increased $0.70, from $11.93 as of March 31, 2021 to $12.63 as of June 30, 2021. Similarly, BREIT’s Class I NAV per share increased from $11.90 to $12.61, BREIT’s Class D NAV per share increased from $11.75 to $12.43 and BREIT’s Class T NAV per share increased from $11.72 to $12.43. This price movement was driven by increases in the value of our residential, industrial and net lease properties, as well as increases in the value of our real estate debt portfolio.
Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D, and Class I common shares, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of June 30, 2021 ($ and shares/units in thousands):

Components of NAV	June 30, 2021
Investments in real estate	$42,447,750
Investments in real estate debt	5,729,378
Investments in unconsolidated entities	1,353,668
Cash and cash equivalents	1,680,991
Restricted cash	2,243,237
Other assets	2,190,725
Mortgage notes, term loans, and revolving credit facilities, net	(19,715,052)
Secured financings on investments in real estate debt	(350,598)
Subscriptions received in advance	(2,072,884)
Other liabilities	(1,048,171)
Accrued performance participation allocation	(442,588)
Management fee payable	(33,549)
Accrued stockholder servicing fees(1)	(9,072)
Non-controlling interests in joint ventures	(377,599)
Net Asset Value	$31,596,236
Number of outstanding shares/units	2,507,783

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $9.1 million accrued for purposes of our NAV and the $828.9 million accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$11,642,954	$16,720,508	$623,842	$2,256,180	$352,752	$31,596,236
Number of outstanding shares/units	921,838	1,326,271	50,188	181,506	27,980	2,507,783
NAV Per Share/Unit as of June 30, 2021	$12.6302	$12.6072	$12.4301	$12.4303	$12.6072

(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2021:

Property Type	Discount Rate	Exit Capitalization Rate
Residential	7.2%	4.9%
Industrial	6.5%	5.0%
Net Lease	7.0%	6.5%
Hospitality	9.2%	9.5%
Self Storage	7.0%	5.5%
Retail	7.6%	6.3%
Office	6.7%	5.5%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Residential Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Self Storage Investment Values	Retail Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+2.0%	+1.8%	+2.5%	+1.8%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(2.2)%	(1.5)%	(1.7)%	(1.2)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.4%	+3.2%	+2.3%	+1.4%	+2.8%	+2.3%	+3.2%
(weighted average)	0.25% increase	(3.1)%	(3.6)%	(1.9)%	(1.3)%	(2.8)%	(2.3)%	(2.9)%

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

June 30, 2021
Stockholders’ equity	$22,858,518
Non-controlling interests attributable to BREIT OP	250,150
Redeemable non-controlling interest	299
Total partners’ capital of BREIT OP under GAAP	23,108,967
Adjustments:
Accrued stockholder servicing fee	819,828
Organization and offering costs	3,068
Accrued affiliate incentive compensation awards	(23,709)
Unrealized net real estate and real estate debt appreciation	4,240,271
Accumulated depreciation and amortization under GAAP	3,447,811
NAV	$31,596,236

The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:

–Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.

–The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs are reimbursed to the Adviser on a pro-rata basis over 60 months beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

–Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity, resulting in no impact to Stockholders’ Equity. For purposes of calculating NAV, we value the awards based on the performance in the applicable period and deduct such value from NAV.

–Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

–In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
Distributions
Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution per share, which was $0.3215 per share for the six months ended June 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2021:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2021	$0.0451	$0.0535	$0.0452	$0.0511
February 28, 2021	0.0451	0.0528	0.0452	0.0506
March 31, 2021	0.0451	0.0537	0.0452	0.0512
April 30, 2021	0.0451	0.0535	0.0452	0.0511
May 31, 2021	0.0451	0.0541	0.0453	0.0515
June 30, 2021	0.0451	0.0539	0.0452	0.0513
Total	$0.2706	$0.3215	$0.2713	$0.3068

The following tables summarize our distributions declared during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$164,662	47%	$109,258	47%
Reinvested in shares	183,806	53%	125,124	53%
Total distributions	$348,468	100%	$234,382	100%
Sources of Distributions
Cash flows from operating activities	$348,468	100%	$234,382	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$348,468	100%	$234,382	100%

Cash flows from operating activities	$381,606		$275,756
Funds from Operations(1)	$218,292		$667,743
Adjusted Funds from Operations(1)	$272,739		$184,517
Funds Available for Distribution(1)	$279,983		$178,737

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$297,452	47%	$203,198	46%
Reinvested in shares	340,421	53%	238,258	54%
Total distributions	$637,873	100%	$441,456	100%
Sources of Distributions
Cash flows from operating activities	$637,873	100%	$441,456	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$637,873	100%	$441,456	100%

Cash flows from operating activities	$673,242		$484,795
Funds from Operations(1)	$631,902		$(209,409)
Adjusted Funds from Operations(1)	$483,498		$383,359
Funds Available for Distribution(1)	$529,680		$388,972

(1)See “—Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
Through June 30, 2021, our distributions have been funded entirely from cash flows from operations.

Liquidity and Capital Resources
Liquidity
We believe we are well positioned from a liquidity perspective with $4.4 billion of immediate liquidity as of August 2, 2021, made up of $3.6 billion of undrawn line of credit capacity and $0.8 billion of cash on hand. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common stock, from which we generated $8.3 billion during the six months ended June 30, 2021. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

Our primary liquidity needs are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, repay indebtedness, and pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited elect to receive such payments in cash.
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
Capital Resources
As of June 30, 2021, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements with lenders secured by our investments in real estate debt, and unsecured revolving credit facilities.
The following table is a summary of our indebtedness as of June 30, 2021 ($ in thousands):

	June 30, 2021			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages	3.8%	8/26/2027	N/A	$13,006,707	$13,124,595
Variable rate loans:
Floating rate mortgages	L+1.8%	5/25/2026	N/A	4,914,122	4,544,044
Variable rate term loans	L+1.7%	3/18/2024	N/A	1,795,520	1,761,920
Variable rate secured revolving credit facilities	—	—	$2,185,344	—	481,725
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.8%	10/21/2025		6,780,742	6,989,889
Total loans secured by our properties	3.1%	1/7/2027		19,787,449	20,114,484

Secured financings on investments in real estate debt:
Secured financings on investments in real estate debt(3)	L+1.6%	6/29/2022	N/A	350,598	2,140,993

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2024	1,900,000	—	—
Affiliate line of credit	L+2.5%	1/22/2022	100,000	—	—
Total unsecured loans			2,000,000	—	—

Total indebtedness				$20,138,047	$22,255,477

(1)The term “L” refers to the one-month LIBOR with respect to loans secured by our properties and unsecured loans.
(2)For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)Weighted average interest rate based on L+1.6%, whereby “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR and EURIBOR, as applicable to each secured financing.
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
As of August 12, 2021, we had received net proceeds of $8.0 billion from selling an aggregate of 660,937,071 shares of our common stock in the Current Offering (consisting of 286,308,172 Class S shares, 285,777,626 Class I shares, 7,818,636 Class T shares, and 81,032,637 Class D shares).
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$673,242	$484,795
Cash flows used in investing activities	(4,306,221)	(4,933,503)
Cash flows provided by financing activities	6,512,684	4,061,892
Net increase in cash and cash equivalents and restricted cash	$2,879,705	$(386,816)
Cash flows provided by operating activities increased $188.4 million during the six months ended June 30, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities decreased $627.3 million during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to a net decrease of $824.6 million in the acquisitions of and capital improvements to real estate investments, a decrease of $443.6 million in investments in unconsolidated entities, and an increase of $90.5 million in proceeds from dispositions of real estate. This was offset by a net increase of $594.8 million related to our investments in real estate-related equity securities, an increase of $39.4 million related to pre-acquisition costs and deposits and a net increase of $97.1 million in our investments in real estate debt.
Cash flows provided by financing activities increased $2.5 billion during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to an increase of $2.8 billion from the issuance of our common stock and an increase of $1.9 billion in subscriptions received in advance. This was partially offset by a net decrease in borrowings of $2.1 billion and an increase of $0.1 billion in distributions.

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
Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2021 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$24,182,762	$1,379,682	$2,588,327	$9,194,926	$11,019,827
Ground leases	960,662	7,179	14,801	15,707	922,975
Capital Commitments(2)	80,914	80,914	—	—	—
Organizational and offering costs	3,068	2,045	1,023	—	—
Other	4,196	2,398	1,798	—	—
Total	$25,231,602	$1,472,218	$2,605,949	$9,210,633	$11,942,802

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2021.
(2)Capital committed to invest in a private real estate-related company to be funded by September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2021, the outstanding principal balance of our variable rate indebtedness was $7.1 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three and six months ended June 30, 2021, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.2 million and $0.4 million, respectively.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate (collectively, "IBORs"), are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., (the "FCA"), which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Investments in Real Estate Debt
As of June 30, 2021, we held $5.7 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates or the Sterling Overnight Index Average, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and six months ended June 30, 2021, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.1 million and $0.2 million, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2021, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $572.9 million.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2021, we sold equity securities that were not registered under the Securities Act. As described in Note 9 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For each of the three months ended June 30, 2021, the Adviser elected to receive its management fee in Class I shares, and we issued 4.8 million unregistered Class I shares to the Adviser in satisfaction of the management fee for April and May 2021. Additionally, we issued 2.7 million unregistered Class I shares to the Adviser in July 2021 in satisfaction of the June 2021 management fee.
We have also sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2021, we received $1.8 billion from selling 148.2 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares and Class D shares (including repurchases at certain non-U.S. investor vehicles primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months.
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

During the three months ended June 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2021	9,361,311	0.4%	$11.88	7,307,122	—
May 2021	5,283,805	0.2%	12.10	5,283,805	—
June 2021	5,432,744	0.2%	12.40	5,432,744	—
Total	20,077,860	N/M	$12.08	18,023,671	—
(1)Includes 2,054,189 Class I common shares previously issued to the Adviser as payment for the management fee. The shares were repurchased at the then current transaction price resulting in a total repurchase of $24.4 million. As of June 30, 2021, the Adviser owned 6,940,360 of our Class I common shares.
(2)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(3)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units, Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 12, 2021	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 12, 2021	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)