Form 10-Q
period 2021-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2021-11-12
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, the issuer had the following shares outstanding: 1,185,308,733 shares of Class S common stock, 1,877,094,046 shares of Class I common stock, 56,203,721 shares of Class T common stock, and 273,758,489 shares of Class D common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$43,596,089	$32,457,713
Investments in unconsolidated entities (includes $558,399 and $0 at fair value as of September 30, 2021 and December 31, 2020, respectively)	4,252,882	816,220
Investments in real estate debt	6,902,995	4,566,306
Cash and cash equivalents	1,560,719	333,388
Restricted cash	2,070,369	711,135
Other assets	5,065,548	1,799,253
Total assets	$63,448,602	$40,684,015

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$24,966,176	$19,976,161
Secured financings of investments in real estate debt	2,767,399	2,140,993
Unsecured revolving credit facilities	—	—
Due to affiliates	1,979,927	887,660
Other liabilities	3,258,061	1,465,194
Total liabilities	32,971,563	24,470,008

Commitments and contingencies	—	—
Redeemable non-controlling interests	80,838	30,056

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,081,497 and 702,853 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10,815	7,029
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 1,686,440 and 927,080 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16,863	9,270
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 53,946 and 45,943 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	539	459
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 243,538 and 124,141 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,435	1,241
Additional paid-in capital	34,020,582	19,059,045
Accumulated other comprehensive loss	(8,643)	—
Accumulated deficit and cumulative distributions	(4,804,187)	(3,224,318)
Total stockholders' equity	29,238,404	15,852,726
Non-controlling interests attributable to third party joint ventures	748,195	143,253
Non-controlling interests attributable to BREIT OP unitholders	409,602	187,972
Total equity	30,396,201	16,183,951
Total liabilities and equity	$63,448,602	$40,684,015

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$808,098	$562,053	$2,141,823	$1,647,865
Hospitality revenue	127,507	56,038	288,310	205,291
Other revenue	43,704	17,280	92,814	49,844
Total revenues	979,309	635,371	2,522,947	1,903,000

Expenses
Rental property operating	314,017	193,306	799,707	548,729
Hospitality operating	92,280	60,339	223,053	204,168
General and administrative	7,106	5,430	21,855	19,025
Management fee	122,866	57,619	288,144	160,544
Performance participation allocation	449,822	—	892,410	—
Impairment of investments in real estate	—	6,217	—	12,343
Depreciation and amortization	482,045	332,599	1,282,053	1,008,756
Total expenses	1,468,136	655,510	3,507,222	1,953,565

Other income (expense)
Income from unconsolidated entities	78,445	25,073	183,155	63,678
Income (loss) from investments in real estate debt	83,052	206,046	438,986	(317,212)
Net (loss) gain on dispositions of real estate	(9,586)	100,070	13,216	100,441
Interest income	41	122	136	2,102
Interest expense	(204,538)	(174,193)	(567,685)	(539,276)
Loss on extinguishment of debt	(3,372)	(5,258)	(9,545)	(6,495)
Other income (expense)	177,631	(9,252)	411,160	(29,022)
Total other income (expense)	121,673	142,608	469,423	$(725,784)
Net (loss) income	$(367,154)	$122,469	$(514,852)	$(776,349)
Net loss attributable to non-controlling interests in third party joint ventures	$5,472	$593	$5,149	$1,796
Net loss (income) attributable to non-controlling interests in BREIT OP	4,393	(1,790)	6,129	$10,177
Net (loss) income attributable to BREIT stockholders	$(357,289)	$121,272	$(503,574)	$(764,376)
Net (loss) income per share of common stock — basic and diluted	$(0.12)	$0.07	$(0.21)	$(0.49)
Weighted-average shares of common stock outstanding, basic and diluted	2,873,453	1,651,693	2,379,158	1,545,984

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(367,154)	$122,469	$(514,852)	$(776,349)
Other comprehensive income (loss):
Foreign currency translation losses, net	(8,643)	—	(8,643)	—
Comprehensive (loss) income	(375,797)	122,469	(523,495)	(776,349)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	5,472	593	5,149	1,796
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP	4,393	(1,790)	6,129	10,177
Comprehensive (loss) income attributable to BREIT stockholders	$(365,932)	$121,272	$(512,217)	$(764,376)

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$—	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485
Common stock issued	1,561	3,639	37	612	7,446,347	—	—	7,452,196	—	—	7,452,196
Offering costs	—	—	—	—	(249,159)	—	—	(249,159)	—	—	(249,159)
Distribution reinvestment	65	83	3	13	211,879	—	—	212,043	—	—	212,043
Common stock/units repurchased	(29)	(123)	(3)	(5)	(205,990)	—	—	(206,150)	—	—	(206,150)
Amortization of compensation awards	—	2	—	—	151	—	—	153	—	1,177	1,330
Net loss ($382 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(357,289)	(357,289)	(5,092)	(4,391)	(366,772)
Other comprehensive loss	—	—	—	—	—	(8,643)	—	(8,643)	—	—	(8,643)
Distributions declared on common stock ($0.1637 gross per share)	—	—	—	—	—	—	(438,422)	(438,422)	—	—	(438,422)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	603,165	167,946	771,111
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(3,695)	(5,280)	(8,975)
Allocation to redeemable non-controlling interests	—	—	—	—	(24,843)	—	—	(24,843)	—	—	(24,843)
Balance at September 30, 2021	$10,815	$16,863	$539	$2,435	$34,020,582	$(8,643)	$(4,804,187)	$29,238,404	$748,195	$409,602	$30,396,201

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at June 30, 2020	$6,322	$8,200	$440	$1,032	$16,952,056	$—	$(2,749,989)	$14,218,061	$159,459	$191,993	$14,569,513
Common stock issued	312	565	15	68	1,021,753	—	—	1,022,713	—	—	1,022,713
Offering costs	—	—	—	—	(35,098)	—	—	(35,098)	—	—	(35,098)
Distribution reinvestment	54	52	3	9	128,911	—	—	129,029	—	—	129,029
Common stock/units repurchased	(68)	(225)	(8)	(13)	(332,425)	—	—	(332,739)	—	(152)	(332,891)
Amortization of compensation awards	—	1	—	—	99	—	—	100	—	(31)	69
Net income (loss) ($263 loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	121,272	121,272	(328)	1,788	122,732
Distributions declared on common stock ($0.1586 gross per share)	—	—	—	—	—	—	(245,039)	(245,039)	—	—	(245,039)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	223	1,270	1,493
Distributions to and redemptions of non-controlling interests	—	—	—	—	(1,946)	—	—	(1,946)	(16,652)	(3,466)	(22,064)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,429)	—	—	(6,429)	—	—	(6,429)
Balance at September 30, 2020	$6,620	$8,593	$450	$1,096	$17,726,921	$—	$(2,873,756)	$14,869,924	$142,702	$191,402	$15,204,028

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	3,741	8,010	81	1,178	15,957,649	—	—	15,970,659	—	—	15,970,659
Offering costs	—	—	—	—	(540,776)	—	—	(540,776)	—	—	(540,776)
Distribution reinvestment	183	208	10	34	535,004	—	—	535,439	—	—	535,439
Common stock/units repurchased	(138)	(629)	(11)	(18)	(956,242)	—	—	(957,038)	(129)	(1,450)	(958,617)
Amortization of compensation awards	—	4	—	—	395	—	—	399	—	3,046	3,445
Net loss ($920 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(503,574)	(503,574)	(4,233)	(6,125)	(513,932)
Other comprehensive loss	—	—	—	—	—	(8,643)	—	(8,643)	—	—	(8,643)
Distributions declared on common stock ($0.4852 gross per share)	—	—	—	—	—	—	(1,076,295)	(1,076,295)	—	—	(1,076,295)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	619,991	240,412	860,403
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(10,687)	(14,253)	(24,940)
Allocation to redeemable non-controlling interests	—	—	—	—	(34,493)	—	—	(34,493)	—	—	(34,493)
Balance at September 30, 2021	$10,815	$16,863	$539	$2,435	$34,020,582	$(8,643)	$(4,804,187)	$29,238,404	$748,195	$409,602	$30,396,201

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	—	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648
Common stock issued	1,555	4,278	75	282	6,968,348	—	—	6,974,538	—	—	6,974,538
Offering costs	—	—	—	—	(161,478)	—	—	(161,478)	—	—	(161,478)
Distribution reinvestment	153	140	9	24	356,869	—	—	357,195	—	—	357,195
Common stock/units repurchased	(396)	(571)	(32)	(57)	(1,145,159)	—	—	(1,146,215)	—	(1,907)	(1,148,122)
Amortization of compensation awards	—	3	—	—	297	—	—	300	—	969	1,269
Net loss ($1,273 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(764,376)	(764,376)	(536)	(10,164)	(775,076)
Distributions declared on common stock ($0.4755 gross per share)	—	—	—	—	—	—	(686,495)	(686,495)	—	—	(686,495)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,394	61,163	72,557
Distributions to and redemptions of non-controlling interests	—	—	—	—	(1,946)	—	—	(1,946)	(25,951)	(10,380)	(38,277)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,731)	—	—	(6,731)	—	—	(6,731)
Balance at September 30, 2020	$6,620	$8,593	$450	$1,096	$17,726,921	$—	$(2,873,756)	$14,869,924	$142,702	$191,402	$15,204,028

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(514,852)	$(776,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	288,144	160,544
Performance participation allocation	892,410	—
Impairment of investments in real estate	—	12,343
Depreciation and amortization	1,282,053	1,008,756
Net gain on dispositions of real estate	(13,216)	(100,441)
Loss on extinguishment of debt	9,545	6,495
Unrealized (gain) loss on changes in fair value of financial instruments	(668,503)	484,332
Income from unconsolidated entities	(183,155)	(63,678)
Distributions from unconsolidated entities	84,315	57,856
Other items	(21,409)	(23,996)
Change in assets and liabilities:
(Increase) / decrease in other assets	(166,966)	(69,800)
Increase / (decrease) in due to affiliates	(1,109)	(1,222)
Increase / (decrease) in other liabilities	203,156	34,611
Net cash provided by operating activities	1,190,413	729,451
Cash flows from investing activities:
Acquisitions of real estate	(9,932,224)	(3,246,297)
Capital improvements to real estate	(348,139)	(230,749)
Proceeds from disposition of real estate	194,575	385,269
Pre-acquisition costs and deposits	(593,566)	(58,274)
Investment in unconsolidated entities	(3,336,486)	(808,312)
Purchase of investments in real estate debt	(3,058,345)	(1,177,967)
Proceeds from sale/repayment of investments in real estate debt	1,170,285	363,175
Purchase of real estate-related equity securities	(1,738,385)	(703,695)
Proceeds from sale of real estate-related equity securities	—	102,932
Net cash used in investing activities	(17,642,285)	(5,373,918)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,183,976	6,014,033
Offering costs paid	(118,997)	(71,135)
Subscriptions received in advance	1,720,934	217,461
Repurchase of common stock	(843,042)	(996,873)
Repurchase of management fee shares	(172,230)	(112,664)
Borrowings under mortgage notes, term loans, and secured revolving credit facilities	7,614,710	6,207,729
Repayments of mortgage notes, term loans, and secured revolving credit facilities	(4,966,542)	(5,849,236)
Borrowings under secured financings of investments in real estate debt	916,684	1,898,018
Repayments of secured financings of investments in real estate debt	(275,980)	(2,616,391)
Borrowings under affiliate unsecured revolving credit facility	950,000	175,000
Repayments of affiliate unsecured revolving credit facility	(950,000)	(175,000)
Borrowings under unsecured revolving credit facilities	160,000	130,000
Repayments of unsecured revolving credit facilities	(160,000)	(130,000)
Payment of deferred financing costs	(51,696)	(41,721)
Redemption of redeemable non-controlling interest	(111,949)	(83,625)
Redemption of affiliate service provider incentive compensation awards	(1,083)	(1,755)
Contributions from non-controlling interests	637,158	22,503
Distributions to and redemptions of non-controlling interests	(19,876)	(41,202)
Distributions	(474,565)	(301,788)
Net cash provided by financing activities	19,037,502	4,243,354
Net change in cash and cash equivalents and restricted cash	2,585,630	(401,113)
Cash and cash equivalents and restricted cash, beginning of period	1,044,523	1,109,702
Effects of currency translation on cash, cash equivalents and restricted cash	935	—
Cash and cash equivalents and restricted cash, end of period	$3,631,088	$708,589

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,560,719	$240,022
Restricted cash	2,070,369	468,567
Total cash and cash equivalents and restricted cash	$3,631,088	$708,589

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$2,353,084	$224,123
Assumption of other liabilities in conjunction with acquisitions of real estate	$51,824	$257
Issuance of BREIT OP units as consideration for acquisitions of real estate	$165,746	$—
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$9,435	$—
Recognition of financing lease liability	$16,855	$—
Accrued pre-acquisition costs	$8,797	$1,203
Accrued capital expenditures and acquisition related costs	$18,276	$7,168
Accrued distributions	$67,264	$27,754
Accrued stockholder servicing fee due to affiliate	$423,471	$94,245
Redeemable non-controlling interest issued as settlement of performance participation allocation	$192,648	$141,396
Exchange of redeemable non-controlling interest for Class I shares	$12,246	$9,228
Exchange of redeemable non-controlling interest for Class I or Class B units	$68,453	$48,543
Allocation to redeemable non-controlling interest	$34,493	$6,731
Distribution reinvestment	$535,439	$357,195
Accrued common stock repurchases	$75,308	$71,047
Accrued common stock repurchases due to affiliate	$—	$18,937
Payable for unsettled investments in real estate debt	$236,686	$1,065
Receivable for unsettled investments in real estate debt	$5,233	$—
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-oriented commercial real estate in the United States and, to a lesser extent, in real estate debt. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) two offerings for up to an aggregate of $17.0 billion in shares of common stock (the “Previous Offerings”), and accepted gross offering proceeds of $16.3 billion during the period from January 1, 2017 to February 1, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). As of September 30, 2021, the Company had received aggregate net proceeds of $37.4 billion from selling shares of the Company’s common stock through both the Offering and in unregistered sales. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of September 30, 2021, the Company owned 1,599 properties and 20,940 single family rental homes. The Company currently operates in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured housing, student housing and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 – Investments in Unconsolidated Entities. Financial results by segment are reported in Note 15 — Segment Reporting.
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
BREIT OP and each of the Company’s joint ventures are considered to be either a VIE or VOE. The Company consolidates these entities, excluding certain equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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
As of September 30, 2021, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $14.9 billion and $8.5 billion, respectively, compared to $11.5 billion and $8.0 billion as of December 31, 2020. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. As of September 30, 2021, the Company did not consolidate six of its joint ventures and accounted for these under the equity method of accounting. The Company has elected the FVO for two of its equity method investments while the remaining four are presented at historical cost. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As of September 30, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines and easing of travel restrictions appear to be encouraging greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, and the resolution of supply chain issues and other longer lasting impacts of the pandemic. As a result, the Company is still unable to predict when normal economic activity and business operations will fully resume. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States ("U.S.") through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other Comprehensive Income (Loss).
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2021 and December 31, 2020, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
Certain of the Company’s investments in real estate debt, such as mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. During September 2021, the Company made an investment in an unconsolidated joint venture that holds investments in real estate debt, which is reflected at its initial investment as of September 30, 2021 (Level 2 inputs). The Company believes the transaction price provides the most observable indication of fair value as of September 30, 2021 given the timing of the investment and lack of significant changes in market conditions. Refer to Note 5 for additional details on the Company’s investments in real estate debt.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of September 30, 2021 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company's investment in a private real estate company is reflected at its fair value as of September 30, 2021 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. As of September 30, 2021 and December 31, 2020, the Company’s $2.7 billion and $0.6 billion of equity securities, respectively, were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The resulting unrealized gains and losses from public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, the Company recognized $154.8 million and $379.6 million of unrealized gains, respectively, on its investments in equity securities. During the three and nine months ended September 30, 2020, the Company recognized $15.4 million of unrealized losses and $40.6 million of unrealized losses, respectively, on its investments in equity securities.

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
The Company’s derivative financial instruments are reported at fair value. As of September 30, 2021 and December 31, 2020, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$5,890,697	$1,012,298	$6,902,995	$—	$4,445,414	$120,892	$4,566,306
Equity securities	2,088,122	387,600	224,408	2,700,130	327,935	271,250	—	599,185
Investments in unconsolidated entities	—	—	558,399	558,399	—	—	—	—
Derivatives	—	53,478	—	53,478	—	—	—	—
Total	$2,088,122	$6,331,775	$1,795,105	$10,215,002	$327,935	$4,716,664	$120,892	$5,165,491

Liabilities:
Derivatives	$—	$22,860	$—	$22,860	$—	$55,536	$—	$55,536
Total	$—	$22,860	$—	$22,860	$—	$55,536	$—	$55,536
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Equity Securities	Total
Balance as of December 31, 2020	$120,892	$—	$—	$120,892
Purchases	894,696	439,347	205,980	1,540,023
Distributions received	—	(14,130)	—	(14,130)
Included in net income
Unrealized gain included in income from unconsolidated entities	—	133,182	—	133,182
Discount accretion included in income (loss) from investments in real estate debt	1,588	—	—	1,588
Unrealized loss included in income (loss) from investments in real estate debt	(4,878)	—	—	(4,878)
Unrealized gain included in other income (expense)	—	—	18,428	18,428
Balance as of September 30, 2021	$1,012,298	$558,399	$224,408	$1,795,105

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,012,298	Discounted cash flow	Yield	8.0%	Decrease
Investments in unconsolidated entities	$558,399	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.8%	Decrease
			Weighted Average Cost of Capital	10.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in real estate debt	$120,892	Discounted cash flow	Yield	10.3%	Decrease

Valuation of liabilities not measured at fair value
As of September 30, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $130.2 million above carrying value. As of December 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $48.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Derivative Financial Instruments
As of September 30, 2021 and December 31, 2020, all of the Company’s derivative instruments were non-designated hedges. The Company presents changes in the fair value of its non-designated hedges as a component of Income (loss) from Investments in Real Estate Debt or Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations depending on the nature of the derivative instrument.

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
On January 1, 2021, the Company issued awards to certain employees of Simply Self Storage which had a grant date fair value of $3.6 million. The Simply Self Storage awards are subject to certain performance conditions and a four-year service period. As such, if the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the four-year service period, as adjusted for forfeitures. As of September 30, 2021, the Company determined it was probable that the performance conditions will be met. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of compensation expense related to such awards, which was included as a component of Rental Property Operating Expense in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2021, the total unrecognized compensation cost relating to the Simply Self Storage awards was $2.6 million and is expected to be recognized over a period of 3.3 years from September 30, 2021.
Recent Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the COVID-19 pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the nine months ended September 30, 2021, while also considering any necessary bad debt reserves.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Building and building improvements	$35,984,871	$25,991,610
Land and land improvements	9,510,255	7,626,381
Furniture, fixtures and equipment	659,207	495,395
Right of use asset - operating leases(1)	114,535	114,535
Right of use asset - financing leases(1)	72,862	56,008
Total	46,341,730	34,283,929
Accumulated depreciation and amortization	(2,745,641)	(1,826,216)
Investments in real estate, net	$43,596,089	$32,457,713

(1)Refer to Note 14 for additional details on the Company’s leases.

Acquisitions
During the nine months ended September 30, 2021, the Company acquired interests in 32 real estate investments for $12.5 billion, which comprised 67 residential properties, 37 industrial properties, two data center properties, two self storage properties, one retail property, and one office property.
The following table details the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units	Purchase Price(1)
Residential properties(2)	21	67	25,329 units	$11,345,228
Industrial properties	6	37	5,114 sq. ft.	614,156
Data center properties	1	2	430 sq. ft.	180,057
Self storage properties	2	2	131 sq. ft.	19,938
Retail properties	1	1	296 sq. ft.	80,312
Office properties	1	1	361 sq. ft.	251,171
	32	110		$12,490,862

(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes the 11,525 wholly-owned single family homes related to the acquisition of Home Partners of America ("HPA"), which are not included in the number of properties. Refer to Note 4 for details on the unconsolidated homes acquired in the HPA transaction.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

Amount
Building and building improvements	$9,806,490
Land and land improvements	1,972,873
Furniture, fixtures and equipment	163,743
In-place lease intangibles	266,156
Above-market lease intangibles	909
Below-market lease intangibles	(13,543)
Brokerage firm relationship intangibles	50,000
Trade name intangibles	40,000
Management contract intangibles	39,000
Other	165,234
Total purchase price	12,490,862
Assumed debt(1)	2,353,084
Net purchase price	$10,137,778

(1)Refer to Note 6 for additional details on the Company’s debt, which includes mortgage notes, term loans, and secured revolving credit facilities.
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the nine months ended September 30, 2021 were three, five, and thirteen years, respectively.

Dispositions
The following table details the dispositions during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Segments	Number of Properties	Net Proceeds	Net Loss	Number of Properties	Net Proceeds	Net Gain
Residential properties(1)	4	$99,598	$(9,586)	9	$194,575	$13,216
	4	$99,598	$(9,586)	9	$194,575	$13,216

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Residential properties	6	$246,244	$64,885	6	$246,244	$64,885
Hotel properties	1	134,537	35,185	1	134,537	35,185
Industrial properties	—	—	—	1	4,488	371
	7	$380,781	$100,070	8	$385,269	$100,441
(1)Net proceeds and net gain/(loss) include 111 single family rental homes sold during the three and nine months ended September 30, 2021.
 Properties Held for Sale
As of September 30, 2021, one industrial property was classified as held for sale. There were no properties classified as held for sale as of December 31, 2020. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	September 30, 2021
Investments in real estate, net	$21,670
Other assets	681
Total assets	$22,351

Liabilities:
Other liabilities	$302
Total liabilities	$302
 Impairment
The Company reviews its real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the three and nine months ended September 30, 2021, the Company did not recognize any impairments. During the three and nine months ended September 30, 2020, the Company recognized a $6.2 million impairment charge on one of its hotel properties and an aggregate $12.3 million impairment charge on two of its hotel properties, respectively. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such asset to reflect a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures include 9,526 single family rental properties, 80 industrial properties, 48 data center properties, and two net lease properties. Refer to Note 2 for additional details.
The following table details the Company’s equity investment in unconsolidated entities as of September 30, 2021 and December 31, 2020 ($ in thousands):

Investment in Joint Venture	Segment	Ownership Interest	September 30, 2021	December 31, 2020
QTS Data Centers(1)	Data Centers	50.1%	$2,012,362	$—
MGM Grand & Mandalay Bay(2)	Net Lease	49.9%	821,422	816,220
Home Partners of America JVs(3)	Residential	12.2% - 27.8%	593,738	—
Alaska Logistics Portfolio(4)	Industrial	26.7%	266,961	—
Total unconsolidated entities at historical cost			3,694,483	816,220
WC Infill Industrial Portfolio	Industrial	85.0%	329,457	—
Vault Industrial Portfolio	Industrial	46.0%	228,942	—
Total unconsolidated entities at fair value			558,399	—
Total			$4,252,882	$816,220
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture ("QTS Data Centers") and acquired all outstanding shares of common stock of QTS Realty Trust ("QTS"). The Company's interest in QTS Data Centers is through a consolidated joint venture, whereby the non-controlling interest is a Blackstone-managed investment vehicle. As of September 30, 2021, the Company's investment includes $577.5 million attributable to such other Blackstone-managed investment vehicles.
(2)Includes $9.3 million and $9.4 million of BREIT outside basis attributable to the MGM Grand & Mandalay Bay joint venture as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes $315.4 million of BREIT outside basis attributable to the Home Partners of America JVs as of September 30, 2021.
(4)The Company along with certain Blackstone-managed investment vehicles formed a joint venture ("Alaska Logistics Portfolio") and acquired a portfolio of logistics properties.

The following table details the Company’s income from unconsolidated entities for the three and nine months ended September 30, 2021 ($ in thousands):

	Three Months Ended September 30, 2021
Investment in Joint Venture	Ownership Interest	Total Revenue of Unconsolidated Joint Ventures	Net Income (Loss) of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income (Loss) from Unconsolidated Entities
QTS Data Centers(1)	50.1%	$53,073	$(33,972)	$(17,020)	$—	$(17,020)
MGM Grand & Mandalay Bay	49.9%	98,681	50,001	24,951	(37)	24,914
Home Partners of America JVs	12.2% - 27.8%	56,865	(4,634)	(1,110)	(7,505)	(8,615)
Alaska Industrial Portfolio	26.7%	20,755	796	212	—	212
WC Infill Industrial Portfolio(2)	85.0%	—	—	—	—	43,911
Vault Industrial Portfolio(2)	46.0%	—	—	—	—	35,043
Total						$78,445

	Nine Months Ended September 30, 2021
Investment in Joint Venture	Ownership Interest	Total Revenue of Unconsolidated Joint Ventures	Net Income (Loss) of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income (Loss) from Unconsolidated Entities
QTS Data Centers(1)	50.1%	$53,073	$(33,972)	$(17,020)	$—	$(17,020)
MGM Grand & Mandalay Bay	49.9%	296,044	151,314	75,506	(110)	75,396
Home Partners of America JVs	12.2% - 27.8%	56,865	(4,634)	(1,110)	(7,505)	(8,615)
Alaska Industrial Portfolio	26.7%	20,755	796	212	—	212
WC Infill Industrial Portfolio(2)	85.0%	—	—	—	—	75,247
Vault Industrial Portfolio(2)	46.0%	—	—	—	—	57,935
Total						$183,155

(1)BREIT Income (Loss) from Unconsolidated Entities includes $4.9 million of loss attributable to a Blackstone-managed investment vehicle for the three and nine months ended September 30, 2021. The Company reflects this amount within net loss attributable to non-controlling interests.
(2)The Company elected the fair value option for these investments. Therefore, the income from unconsolidated entities represents the change in estimated fair value of the Company’s investment in such entities.
The following table details the Company’s income from unconsolidated entities for the three and nine months ended September 30, 2020 ($ in thousands):

	Three Months Ended September 30, 2020
Investment in Joint Venture	Ownership Interest	Total Revenue	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$98,682	$50,320	$25,110	$(37)	$25,073

	Nine Months Ended September 30, 2020
Investment in Joint Venture	Ownership Interest	Total Revenue	Net Income of Unconsolidated Joint Ventures	BREIT's Share	Amortization of Outside Basis	BREIT Income from Unconsolidated Entities
MGM Grand & Mandalay Bay	49.9%	$247,800	$127,799	$63,772	$(94)	$63,678
=

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.7%	6/2/2026	$5,031,213	$4,939,962	$4,957,915
Corporate bonds	4.8%	12/26/2027	166,242	166,242	168,594
RMBS	3.8%	2/13/2051	103,008	102,959	103,078
Total real estate securities	3.6%	12/15/2026	5,300,463	5,209,163	5,229,587
Commercial real estate loans	L+3.9%	2/12/2025	1,480,951	1,463,893	1,467,521
Other investments(4)	3.7%	7/25/2029	235,956	205,887	205,887
Total investments in real estate debt	L+2.7%	8/23/2026	$7,017,370	$6,878,943	$6,902,995

	December 31, 2020
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.0%	1/17/2026	$4,093,201	$3,949,824	$3,753,428
Corporate bonds	5.0%	5/3/2027	179,398	178,219	183,203
RMBS	4.5%	10/24/2049	22,429	22,602	22,510
Total real estate securities	3.2%	3/29/2026	4,295,028	4,150,645	3,959,141
Commercial real estate loans	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	L+2.2%	10/3/2025	$4,918,602	$4,723,514	$4,566,306

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates, as of September 30, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero coupon securities. As of September 30, 2021, we have interest rate swaps outstanding with a notional value of $1.1 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion and $2.3 billion as of September 30, 2021 and December 31, 2020, respectively. In addition, CMBS includes zero coupon securities of $208.8 million and $236.1 million as of September 30, 2021 and December 31, 2020, respectively.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt securities.
The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2021			December 31, 2020
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Hospitality	$1,940,260	$1,927,752	27%	$2,046,529	$1,904,256	42%
Industrial	1,786,310	1,778,578	26%	612,884	610,504	13%
Residential	1,582,301	1,627,865	24%	748,086	797,840	17%
Office	673,590	657,776	10%	720,665	681,596	15%
Diversified	428,523	432,214	6%	234,527	225,077	5%
Other	343,588	342,279	5%	238,202	213,654	5%
Net Lease	106,996	119,705	2%	105,246	117,219	3%
Retail	17,375	16,826	–%	17,375	16,160	—%
Total	$6,878,943	$6,902,995	100%	$4,723,514	$4,566,306	100%
(1)Residential investments in real estate debt are collateralized by various forms of rental housing including apartments and single-family homes.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2021			December 31, 2020
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$25,780	$25,743	—%	$10,044	$10,047	—%
AA	668	667	—%	776	779	—%
A	225,232	237,088	3%	262,097	267,023	6%
BBB	409,843	410,103	6%	797,918	753,393	17%
BB	1,483,674	1,493,393	22%	1,435,891	1,381,221	30%
B	1,571,261	1,557,244	23%	1,186,975	1,114,977	24%
CCC	35,209	36,325	1%	32,402	34,839	1%
Private Commercial Real Estate Loans	1,383,802	1,386,566	20%	522,306	555,291	12%
Not Rated	1,743,474	1,755,866	25%	475,105	448,736	10%
Total	$6,878,943	$6,902,995	100%	$4,723,514	$4,566,306	100%

During the three and nine months ended September 30, 2021, the Company recognized $59.4 million and $151.6 million, respectively, of interest income related to investments in real estate debt. During the three and nine months ended September 30, 2020, the Company recognized $47.2 million and $149.0 million, respectively, of interest income related to investments in real estate debt. Interest income is included as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2021, the Company recorded a net unrealized loss of $21.4 million and a net unrealized gain of $181.3 million, respectively, related to investments in real estate debt. During the three and nine months ended September 30, 2020, the Company recorded a net unrealized gain of $186.9 million and a net unrealized loss $361.8 million, respectively, related to investments in real estate debt. Such unrealized gains and losses were recorded as a component of Income from Investments in Real Estate Debt on the Company’s Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2021, the Company recognized a net realized gain of $13.1 million and $27.7 million, respectively, due to the sale, repayment, or partial repayment of certain of the Company’s investments in real estate debt. During the three and nine months ended September 30, 2020, the Company recognized a net realized loss of $6.5 million and $11.2 million, respectively, due to the sale, repayment, or partial repayment of certain of the Company’s investments in real estate debt.

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
CMBS	$2,623,436	$1,749,877	$4,680	$99,959	$101,626	$(84,180)
Commercial real estate loans	539,175	545,539	(7,795)	35,315	(11,895)	45,307
Total	$3,162,611	$2,295,416	$(3,115)	$135,274	$89,731	$(38,873)
For additional information regarding the Company’s investments in affiliated real estate debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The terms and conditions of such affiliated real estate debt held as of September 30, 2021 are consistent with the terms described in such Note.
As of September 30, 2021 and December 31, 2020, the Company’s investments in real estate debt also included $457.5 million and $179.6 million, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $7.0 million and $28.5 million of income related to such CMBS during the three and nine months ended September 30, 2021, respectively. The Company recognized $11.7 million of income and $7.3 million of losses related to such CMBS during the three and nine months ended September 30, 2020, respectively.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2021			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages	3.5%	8/31/2027	N/A	$14,158,332	$13,124,595
Variable rate loans:
Variable rate mortgages and term loans	L+1.7%	9/27/2025	N/A	9,653,874	6,305,964
Variable rate secured revolving credit facilities	L+1.5%	10/28/2025	$2,185,344	729,325	481,725
Variable rate warehouse facilities	L+2.1%	9/27/2022	$1,875,000	484,023	—
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.8%	8/11/2025		10,938,322	6,989,889
Total loans secured by real estate	2.8%	10/8/2026		25,096,654	20,114,484
Premium on assumed debt, net				28,361	15,191
Deferred financing costs, net				(158,839)	(153,514)
Mortgage notes, term loans, and secured revolving credit facilities, net				$24,966,176	$19,976,161

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan.
(2)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of September 30, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$399,618
2022	752,619
2023	904,478
2024	3,692,043
2025	4,661,846
2026	5,605,063
Thereafter	9,080,987
Total	$25,096,654

During the three and nine months ended September 30, 2021 and 2020, the Company repaid certain of its loans at amounts in excess of their carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $3.4 million and $9.5 million, respectively, for the three and nine months ended September 30, 2021. The Company incurred a realized loss on extinguishment of debt of $5.3 million and $6.5 million, respectively, for the three and nine months ended September 30, 2020. Such losses result from the acceleration of related deferred financing costs, prepayment penalties, and transactions costs and are recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2021, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.

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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	September 30, 2021
	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$2,381,296	$4,118,078	L+0.9%	8/12/2022
Term Loans	236,241	363,447	L+1.8%	4/2/2022
Corporate Bonds	103,396	158,820	L+0.8%	8/13/2022
RMBS	46,466	74,030	L+0.9%	8/29/2022
	$2,767,399	$4,714,375	L+1.0%

	December 31, 2020
	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$1,733,623	$2,697,714	L+1.6%	6/21/2021
Term Loans	292,406	452,578	L+1.8%	3/17/2022
Corporate Bonds	111,540	138,215	L+0.8%	3/6/2021
RMBS	3,424	4,646	L+1.5%	3/30/2021
	$2,140,993	$3,293,153	L+1.6%

(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities
The Company is party to an unsecured revolving credit facility with multiple banks. The credit facility expires on February 22, 2024 and may be extended for one year. Interest under the credit facility is determined based on LIBOR plus 2.5%. As of September 30, 2021, the capacity of the credit facility was $1.9 billion. As of December 31, 2020, the Company had a $23.5 million letter of credit outstanding, which reduced the available capacity of the unsecured credit facility. No such letter of credit was outstanding as of September 30, 2021. There were no other outstanding borrowings on the unsecured credit facility as of September 30, 2021 and December 31, 2020.
The Company also maintains a $100.0 million unsecured revolving credit facility with an affiliate of Blackstone of which there was no outstanding balance as of September 30, 2021 or December 31, 2020. For additional information regarding the affiliate credit facility, see Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2021	December 31, 2020
Accrued stockholder servicing fee	$1,028,882	$605,411
Performance participation allocation	892,410	192,648
Accrued management fee	44,778	22,253
Accrued affiliate service provider expenses	9,004	10,151
Advanced organization and offering costs	2,557	4,090
Other	2,296	53,107
Total	$1,979,927	$887,660
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
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value ("NAV"). Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I or Class B units of BREIT OP or cash, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2021, the Company recognized $449.8 million and $892.4 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations as the performance hurdle was achieved as of September 30, 2021. During the three and nine months ended September 30, 2020, the Company recognized no Performance Participation Allocation expense as the performance hurdle was not achieved as of and September 30, 2020.
In January 2021, the Company issued 15.5 million Class I units and 1.1 million Class B units in BREIT OP to the Special Limited Partner as payment of the 2020 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2020. Subsequent to the issuance of the Class I units and Class B units, 9.7 million of such units were redeemed for $111.9 million, and 1.1 million of such units were exchanged for unregistered Class I shares in the Company. As of September 30, 2021, Blackstone and its employees, including the Company’s executive officers, continue to own shares of the Company and Class I and Class B units of BREIT OP worth an aggregate $534.5 million.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company's common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock. During the three and nine months ended September 30, 2021, the Company incurred management fees of $122.9 million and $288.1 million, respectively. During the three and nine months ended September 30, 2020, the Company incurred management fees of $57.6 million and $160.5 million, respectively.
During the nine months ended September 30, 2021 and 2020, the Company issued 19.6 million and 13.0 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $44.8 million and $22.3 million related to the management fees as of September 30, 2021 and December 31, 2020, respectively, which is included in Due to

Affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2021, the Adviser was issued 3.3 million unregistered Class I shares as payment for the $44.8 million management fees accrued as of September 30, 2021. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the nine months ended September 30, 2021, the Adviser submitted 10.4 million Class I shares for repurchase, for a total repurchase amount of $121.4 million. During the nine months ended September 30, 2020, the Adviser submitted 8.4 million Class I shares for repurchase, for a total repurchase amount of $89.5 million.
Accrued affiliate service provider expenses and incentive compensation awards
For further details on the Company’s relationships with its affiliated service providers, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company, which is considered a performance condition.  If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of September 30, 2021, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

				September 30, 2021
Plan Year	Unrecognized Compensation Cost as of December 31, 2020	Value of New Awards Issued	Amortization of Compensation Cost for the Nine Months Ended September 30, 2021	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$3,363	$—	$(852)	$1,835	1.3 years
2020	—	—	—	—	—
2021	—	8,500	(1,594)	6,906	3.3 years
	$3,363	$8,500	$(2,446)	$8,741
The following table details the amounts incurred for affiliate service providers during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Affiliate Service Provider Expenses Three Months Ended September 30,		Amortization of Affiliate Service Provider Incentive Compensation Three Months Ended September 30,		Capitalized Transaction Support Services Three Months Ended September 30,

	2021	2020	2021	2020	2021	2020
Link Industrial Properties L.L.C.	$16,363	$13,312	$394	$(16)	$458	$2,373
LivCor, L.L.C.	9,651	7,150	441	(5)	2,227	772
BRE Hotels and Resorts LLC	2,794	4,012	119	(9)	—	—
ShopCore Properties TRS Management LLC	1,471	1,411	15	(1)	171	107
Revantage Corporate Services, L.L.C.	899	440	—	—	1,271	—
Equity Office Management, L.L.C.	418	170	7	—	—	—
Total	$31,596	$26,495	$976	$(31)	$4,127	$3,252

	Affiliate Service Provider Expenses Nine Months Ended September 30,		Amortization of Affiliate Service Provider Incentive Compensation Awards Nine Months Ended September 30,		Capitalized Transaction Support Services Nine Months Ended September 30,

	2021	2020	2021	2020	2021	2020
Link Industrial Properties L.L.C.	$48,322	$39,334	$999	$505	$1,276	$2,926
LivCor, L.L.C.	30,569	19,474	1,138	149	4,302	2,533
BRE Hotels and Resorts LLC	8,237	11,661	246	303	—	—
ShopCore Properties TRS Management LLC	4,366	3,532	40	12	253	422
Revantage Corporate Services, L.L.C.	2,278	1,397	—	—	1,271	—
Equity Office Management, L.L.C.	1,382	465	23	—	—	—
Total	$95,154	$75,863	$2,446	$969	$7,102	$5,881

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

Other
As of September 30, 2021, and December 31, 2020, the Company had zero and $50.8 million, respectively, of accrued repurchases of Class I shares due to the Adviser. Additionally, as of both September 30, 2021 and December 31, 2020, the Adviser had advanced $2.3 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.
Affiliate Title Service Provider
During the nine months ended September 30, 2021, the Company paid Lexington National Land Services $13.8 million for title services related to 29 investments and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Captive Insurance Company
During the three and nine months ended September 30, 2021, the Company contributed $5.3 million and $49.5 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.1 million and $0.9 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies. The Company contributed $28.4 million of capital to the captive insurance company during the three and nine months ended September 30, 2020. Of these amounts, $0.5 million and $0.5 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of both September 30, 2021 and December 31, 2020, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
10. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	September 30, 2021	December 31, 2020
Equity securities	$2,700,130	$599,185
Real estate intangibles, net	808,990	738,259
Pre-acquisition costs	602,603	241
Receivables, net	282,801	109,159
Straight-line rent receivable	243,228	155,108
Prepaid expenses	89,172	50,092
Single family rental homes retained risk retention securities	82,422	—
Deferred leasing costs, net	69,038	49,533
Derivatives	53,478	—
Held for sale assets	22,351	—
Deferred financing costs, net	21,561	22,740
Other	89,774	74,936
Total	$5,065,548	$1,799,253

The following table details the components of other liabilities ($ in thousands):

	September 30, 2021	December 31, 2020
Subscriptions received in advance	$1,720,934	$508,817
Real estate taxes payable	250,154	117,362
Payable for unsettled investments in real estate debt	236,686	—
Accounts payable and accrued expenses	189,536	104,866
Distribution payable	158,156	90,892
Intangible liabilities, net	117,410	128,639
Tenant security deposits	108,618	57,489
Prepaid rental income	97,806	95,165
Right of use lease liability - operating leases	86,177	85,065
Stock repurchases payable	75,308	83,350
Right of use lease liability - financing leases	74,630	57,727
Accrued interest expense	51,865	50,065
Derivatives	22,860	55,536
Held for sale liabilities	302	—
Other	67,619	30,221
Total	$3,258,061	$1,465,194

11. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$1,164,981	$1,094,561
Indefinite life intangibles	104,182	—
Above-market lease intangibles	44,982	49,261
Other	61,353	32,549
Total intangible assets	1,375,498	1,176,371
Accumulated amortization:
In-place lease amortization	(530,163)	(407,256)
Above-market lease amortization	(22,262)	(20,291)
Other	(14,083)	(10,565)
Total accumulated amortization	(566,508)	(438,112)
Real estate intangibles, net	$808,990	$738,259

Intangible liabilities:
Below-market lease intangibles	$196,238	$194,158
Total intangible liabilities	196,238	194,158
Accumulated amortization:
Below-market lease amortization	(78,828)	(65,519)
Total accumulated amortization	(78,828)	(65,519)
Intangible liabilities, net	$117,410	$128,639

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2021 (remaining)	$138,129	$1,881	$(7,585)
2022	167,444	6,320	(27,708)
2023	91,470	4,207	(23,262)
2024	64,465	2,933	(18,695)
2025	50,402	2,299	(14,192)
2026	38,079	1,696	(10,447)
Thereafter	84,829	3,384	(15,521)
	$634,818	$22,720	$(117,410)

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	September 30, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	54	$1,140,710	1.0%	LIBOR	5.4
Interest Rate Swaps - Property debt	6	$1,500,000	1.1%	LIBOR	6.8

	December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	53	$929,560	1.3%	LIBOR	6.3

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2021		December 31, 2020
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	15	€705,031	7	€219,430
Buy USD / Sell GBP Forward	9	£311,988	2	£25,093
Buy EUR / Sell USD Forward	9	€147,613	—	€—
Buy GBP / Sell USD Forward	4	£53,777	—	£—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate derivatives	$19,922	$—	$18,379	$46,144
Foreign currency forward contracts	33,556	—	4,481	9,392
Total Derivatives	$53,478	$—	$22,860	$55,536
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended September 30,
			2021	2020
Foreign Currency Forward Contract	Realized gain (loss)	Income from investments in real estate debt	$335	$(12,541)
Interest Rate Swap - Investments in real estate debt	Realized loss	Income from investments in real estate debt	(77)	—
Foreign Currency Forward Contract	Unrealized gain	Income from investments in real estate debt	18,514	4,018
Interest Rate Swap – Investments in real estate debt	Unrealized gain	Income from investments in real estate debt	7,017	3,604
Interest Rate Swap – Property debt	Unrealized gain	Other income (expense)	7,995	—
			$33,784	$(4,919)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Nine Months Ended September 30,
			2021	2020
Foreign Currency Forward Contract	Realized loss	Income from investments in real estate debt	$(8,244)	$(10,572)
Interest Rate Swap - Investments in real estate debt	Realized loss	Income from investments in real estate debt	(15,041)	(1,711)
Foreign Currency Forward Contract	Unrealized gain (loss)	Income from investments in real estate debt	38,479	(1,079)
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	Income from investments in real estate debt	49,947	(59,659)
Interest Rate Swap – Property debt	Unrealized loss	Other income (expense)	(2,151)	—
			$62,990	$(73,021)
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

As of September 30, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $15.6 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $55.9 million under these derivative contracts, which amount is included in Restricted Cash on the Company’s Condensed Consolidated Balance Sheet.
13. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2021, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2021
	Class S	Class I	Class T	Class D	Total
June 30, 2021	921,838	1,326,271	50,188	181,506	2,479,803
Common stock issued	156,140	364,057	3,671	61,255	585,123
Distribution reinvestment	6,488	8,280	341	1,325	16,434
Common stock repurchased	(2,969)	(12,224)	(254)	(548)	(15,995)
Independent directors' restricted stock grant(1)	—	56	—	—	56
September 30, 2021	1,081,497	1,686,440	53,946	243,538	3,065,421

	Nine Months Ended September 30, 2021
	Class S	Class I	Class T	Class D	Total
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017
Common stock issued	374,193	801,347	8,074	117,769	1,301,383
Distribution reinvestment	18,295	20,802	1,013	3,466	43,576
Common stock repurchased	(13,844)	(62,850)	(1,084)	(1,838)	(79,616)
Independent directors' restricted stock grant(1)	—	61	—	—	61
September 30, 2021	1,081,497	1,686,440	53,946	243,538	3,065,421

(1)The independent directors’ restricted stock grant for the three months ended September 30, 2021 represents $0.1 million of the annual compensation paid to each of the independent directors. The cost of the grant is amortized over the the one year service period of such grant. The independent directors’ restricted stock grant for the nine months ended September 30, 2021 represents $0.1 million of the annual compensation paid to each of the independent directors and $0.1 million of the annual compensation paid to a new independent director, which has been prorated for the period from January 2021 through August 2021. The cost of the grant is amortized over the one year service period of such grant.

Share and Unit Repurchases
For the three months ended September 30, 2021, the Company repurchased 16.0 million shares of common stock for a total of $206.2 million. The Company did not repurchase any BREIT OP units during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company repurchased 79.6 million shares of common stock and 9.8 million BREIT OP units for a total of $957.0 million and $113.4 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2021.
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
The following table details the aggregate distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1637	$0.1637	$0.1637	$0.1637
Stockholder servicing fee per share of common stock	(0.0284)	—	(0.0280)	(0.0082)
Net distributions declared per share of common stock	$0.1353	$0.1637	$0.1357	$0.1555

	Nine Months Ended September 30, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.4852	$0.4852	$0.4852	$0.4852
Stockholder servicing fee per share of common stock	(0.0793)	—	(0.0782)	(0.0229)
Net distributions declared per share of common stock	$0.4059	$0.4852	$0.4070	$0.4623
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	September 30, 2021	September 30, 2020
Balance at the beginning of the year	$274	$272
Settlement of prior year performance participation allocation	192,648	141,396
Repurchases	(111,949)	(83,625)
Conversion to Class I and Class B units	(68,453)	(48,543)
Conversion to Class I shares	(12,246)	(9,228)
GAAP income allocation	(4)	(13)
Distributions	(12)	(10)
Fair value allocation	62	17
Ending balance	$320	$266
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2021 and December 31, 2020, $80.5 million and $29.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(24.8) million and $(34.5) million during the three and nine months ended September 30, 2021, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest. The Company recorded an allocation adjustment of $(6.4) million and $(6.7) million during the three and nine months ended September 30, 2020, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
14. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s residential, industrial, net lease, data centers, self storage, retail, and office properties. Leases at the Company’s industrial, data centers, retail, and office properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, data centers, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s residential properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
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
Leases at the Company’s industrial, net lease, data centers, retail, and office properties are generally longer term and may contain extension and termination options at the lessee’s election. Leases at the Company’s residential and self storage properties are short term in nature, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease payments	$737,811	$509,188	$1,944,920	$1,492,519
Variable lease payments	70,287	52,865	196,903	155,346
Rental revenue	$808,098	$562,053	$2,141,823	$1,647,865
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of September 30, 2021 ($ in thousands). Leases at the Company’s residential and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$264,974
2022	1,039,042
2023	940,377
2024	831,443
2025	740,074
2026	653,059
Thereafter	9,045,865
Total	$13,514,834

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2021, the Company had 15 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.
The following table details the future lease payments due under the Company’s ground leases as of September 30, 2021 ($ in thousands):

	Operating Leases	Financing Leases
2021 (remaining)	$1,061	$215
2022	4,093	4,038
2023	4,132	4,150
2024	4,183	4,266
2025	4,423	4,385
2026	4,530	4,507
Thereafter	595,396	568,774
Total undiscounted future lease payments	617,818	590,335
Difference between undiscounted cash flows and discounted cash flows	(531,641)	(515,705)
Total lease liability	$86,177	$74,630

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2021, the weighted average remaining lease term of the Company’s operating leases and financing leases was 55 and 80 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed ground rent expense	$1,031	$1,000	$3,078	$3,026
Variable ground rent expense	5	—	31	18
Total cash portion of ground rent expense	1,036	1,000	3,109	3,044
Straight-line ground rent expense	1,636	1,656	4,926	5,090
Total operating lease costs	$2,672	$2,656	$8,035	$8,134
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on lease liabilities	$889	$759	$2,407	$2,233
Amortization of right-of-use assets	322	239	821	748
Total financing lease costs	$1,211	$998	$3,228	$2,981

15. Segment Reporting
The Company operates in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, Office properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.
The following table details the total assets by segment ($ in thousands):

	September 30, 2021	December 31, 2020
Residential	$26,559,454	$13,701,615
Industrial	12,849,367	11,157,856
Net Lease	5,214,446	5,199,651
Data Centers(1)	2,525,963	341,056
Hospitality	2,430,899	2,196,429
Self Storage	1,518,884	1,593,430
Retail	770,351	700,045
Office	1,010,578	447,630
Investments in Real Estate Debt	7,035,826	4,763,309
Other (Corporate)	3,532,834	582,994
Total assets	$63,448,602	$40,684,015
(1) Previously included within the Industrial segment.
The following table details the financial results by segment for the three months ended September 30, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$416,749	$235,917	$82,795	$8,128	$—	$36,529	$15,527	$12,453	$—	$808,098
Hospitality revenue	—	—	—	—	127,507	—	—	—	—	127,507
Other revenue	36,195	1,825	—	—	2,632	2,603	332	117	—	43,704
Total revenues	452,944	237,742	82,795	8,128	130,139	39,132	15,859	12,570	—	979,309
Expenses:
Rental property operating	219,456	69,157	440	1,061	—	16,430	4,767	2,706	—	314,017
Hospitality operating	—	—	—	—	92,280	—	—	—	—	92,280
Total expenses	219,456	69,157	440	1,061	92,280	16,430	4,767	2,706	—	406,297
Income from unconsolidated entities	(8,615)	79,166	24,914	(17,020)	—	—	—	—	—	78,445
Income from investments in real estate debt	—	—	—	—	—	—	—	—	83,052	83,052
Income (loss) from investments in equity securities	148,553	15,573	10,761	—	—	—	—	(23,046)	—	151,841
Segment net operating income (loss)	$373,426	$263,324	$118,030	$(9,953)	$37,859	$22,702	$11,092	$(13,182)	$83,052	$886,350

Depreciation and amortization	$(249,438)	$(133,243)	$(28,637)	$(3,878)	$(22,928)	$(30,688)	$(6,973)	$(6,260)	$—	$(482,045)

General and administrative										$(7,106)
Management fee										(122,866)
Performance participation allocation										(449,822)
Net loss on dispositions of real estate										(9,586)
Interest income										41
Interest expense										(204,538)
Loss on extinguishment of debt										(3,372)
Other income (expense)										25,790
Net loss										$(367,154)
Net loss attributable to non-controlling interests in third party joint ventures										$5,472
Net loss attributable to non-controlling interests in BREIT OP										4,393
Net loss attributable to BREIT stockholders										$(357,289)
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the three months ended September 30, 2020 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$244,691	$207,541	$82,795	$5,761	$—	$4,541	$13,594	$3,130	$—	$562,053
Hospitality revenue	—	—	—	—	56,038	—	—	—	—	56,038
Other revenue	13,026	1,479	—	—	1,738	686	255	96	—	17,280
Total revenues	257,717	209,020	82,795	5,761	57,776	5,227	13,849	3,226	—	635,371
Expenses:
Rental property operating	122,266	61,234	156	768	—	2,618	5,163	1,101	—	193,306
Hospitality operating	—	—	—	—	60,339	—	—	—	—	60,339
Total expenses	122,266	61,234	156	768	60,339	2,618	5,163	1,101	—	253,645
Income from unconsolidated entities	—	—	25,073	—	—	—	—	—	—	25,073
Income from investments in real estate debt	—	—	—	—	—	—	—	—	206,046	206,046
Income (loss) from investments in equity securities	(9,030)	—	6,151	—	—	—	—	(6,771)	—	(9,650)
Segment net operating income	$126,421	$147,786	$113,863	$4,993	$(2,563)	$2,609	$8,686	$(4,646)	$206,046	$603,195

Depreciation and amortization	$(133,696)	$(133,453)	$(28,667)	$(2,525)	$(22,296)	$(2,396)	$(7,978)	$(1,588)	$—	$(332,599)

General and administrative										$(5,430)
Management fee										(57,619)
Performance participation allocation										—
Impairment of investments in real estate										(6,217)
Net gain on dispositions of real estate										100,070
Interest income										122
Interest expense										(174,193)
Loss on extinguishment of debt										(5,258)
Other income (expense)										398
Net income										$122,469
Net loss attributable to non-controlling interests in third party joint ventures										$593
Net income attributable to non-controlling interests in BREIT OP										(1,790)
Net income attributable to BREIT stockholders										$121,272
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the nine months ended September 30, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,007,297	$687,164	$248,384	$20,549	$—	$101,177	$44,624	$32,628	$—	$2,141,823
Hospitality revenue	—	—	—	—	288,310	—	—	—	—	288,310
Other revenue	68,735	7,819	—	—	7,626	6,760	1,546	328	—	92,814
Total revenues	1,076,032	694,983	248,384	20,549	295,936	107,937	46,170	32,956	—	2,522,947
Expenses:
Rental property operating	510,039	213,306	910	2,975	—	49,391	14,302	8,784	—	799,707
Hospitality operating	—	—	—	—	223,053	—	—	—	—	223,053
Total expenses	510,039	213,306	910	2,975	223,053	49,391	14,302	8,784	—	1,022,760
Income from unconsolidated entities	(8,615)	133,394	75,396	(17,020)	—	—	—	—	—	183,155
Income from investments in real estate debt	—	—	—	—	—	—	—	—	438,986	438,986
Income (loss) from investments in equity securities	300,048	70,984	41,724	—	—	—	—	(16,164)	—	396,592
Segment net operating income (loss)	$857,426	$686,055	$364,594	$554	$72,883	$58,546	$31,868	$8,008	$438,986	$2,518,920

Depreciation and amortization	$(585,424)	$(396,737)	$(85,773)	$(8,928)	$(68,504)	$(100,502)	$(21,158)	$(15,027)	$—	$(1,282,053)

General and administrative										$(21,855)
Management fee										(288,144)
Performance participation allocation										(892,410)
Net gain on dispositions of real estate										13,216
Interest income										136
Interest expense										(567,685)
Loss on extinguishment of debt										(9,545)
Other income (expense)										14,568
Net loss										$(514,852)
Net loss attributable to non-controlling interests in third party joint ventures										$5,149
Net loss attributable to non-controlling interests in BREIT OP										6,129
Net loss attributable to BREIT stockholders										$(503,574)
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the nine months ended September 30, 2020 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$713,603	$607,033	$248,384	$17,249	$—	$12,002	$40,516	$9,078	$—	$1,647,865
Hospitality revenue	—	—	—	—	205,291	—	—	—	—	205,291
Other revenue	39,118	3,477	—	—	4,575	1,597	761	316	—	49,844
Total revenues	752,721	610,510	248,384	17,249	209,866	13,599	41,277	9,394	—	1,903,000
Expenses:
Rental property operating	342,062	180,976	270	2,244	—	7,061	12,914	3,202	—	548,729
Hospitality operating	—	—	—	—	204,168	—	—	—	—	204,168
Total expenses	342,062	180,976	270	2,244	204,168	7,061	12,914	3,202	—	752,897
Income from unconsolidated entities	—	—	63,678	—	—	—	—	—	—	63,678
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(317,212)	(317,212)
Income (loss) from investments in equity securities	(14,823)	13,571	(6,046)	—	—	—	—	(6,644)	—	(13,942)
Segment net operating income	$395,836	$443,105	$305,746	$15,005	$5,698	$6,538	$28,363	$(452)	$(317,212)	$882,627

Depreciation and amortization	$(406,617)	$(405,326)	$(85,862)	$(7,574)	$(67,842)	$(6,077)	$(24,787)	$(4,671)	$—	$(1,008,756)

General and administrative										(19,025)
Management fee										(160,544)
Performance participation allocation										—
Impairment of investments in real estate										(12,343)
Net gain on dispositions of real estate										100,441
Interest income										2,102
Interest expense										(539,276)
Loss on extinguishment of debt										(6,495)
Other income (expense)										(15,080)
Net loss										$(776,349)
Net loss attributable to non-controlling interests in third party joint ventures										$1,796
Net loss attributable to non-controlling interests in BREIT OP										10,177
Net loss attributable to BREIT stockholders										$(764,376)
(1) Previously included within the Industrial segment.
16. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.
17. Subsequent Events
Acquisitions
Subsequent to September 30, 2021, the Company acquired an aggregate of $3.9 billion of real estate, exclusive of closing costs, across eleven separate transactions.
Subsequent to September 30, 2021, the Company acquired an aggregate of $0.8 billion of investments in unconsolidated entities.
Subsequent to September 30, 2021, the Company purchased an aggregate of $1.7 billion of investments in real estate debt.
Proceeds from the Issuance of Common Stock
Subsequent to September 30, 2021, the Company received net proceeds of $4.7 billion from the issuance of its common stock.

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
Overview
BREIT invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, in real estate debt. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured housing, student housing, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the Company's unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of November 12, 2021, we have received net proceeds of $42.1 billion from the sale of shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “ Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Recent Developments
As of September 30, 2021, the novel coronavirus (“COVID-19”) pandemic is ongoing. The COVID-19 pandemic has significantly impacted the global economy since the beginning of 2020 and has, among other things, created ongoing disruption in global supply chains, impacted the job market and adversely impacted many industries. During the nine months ended September 30, 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines and easing of travel and other restrictions appear to be encouraging greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, and the resolution of supply chain issues and other longer lasting impacts of the pandemic. As a result, we are still unable to predict when normal economic activity and business operations will fully resume.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. Countries around the world continue to grapple with the economic impacts of the COVID-19 pandemic and its aftereffects. Although a recovery is underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates and by related travel and other restrictions. The ongoing impact of fiscal stimulus from the U.S. government and continued accommodating monetary policy could provide meaningful support for a continued economic recovery, along with wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated February 12, 2021 and filed with the SEC, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2021 Highlights
Operating Results:
•Declared monthly net distributions totaling $438.4 million for the three months ended September 30, 2021. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	4.2%	5.1%	4.3%	4.9%
Year-to-Date Total Return, without upfront selling commissions(2)	20.5%	21.5%	20.9%	20.6%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	16.4%	N/A	16.8%	18.8%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.5%	12.5%	12.1%	12.6%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	10.7%	N/A	11.2%	12.2%
Investments:
•Acquired 50 residential, 11 industrial, two self storage, and one retail property across 17 transactions with a total purchase price of $5.3 billion during the three months ended September 30, 2021. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Additionally, in July, acquired Home Partners of America (“HPA”), valuing the Company at $5.9 billion. HPA is one of the largest private owners and operators of single‐family rental (“SFR”) homes in the United States with a high-quality portfolio of over 17,000 homes across the country.
•Invested $1.4 billion alongside Blackstone Infrastructure Partners and other long-term perpetual capital vehicles managed by Blackstone in the acquisition of all outstanding shares of common stock of QTS Realty Trust (NYSE: QTS) (“QTS”). QTS is a leading provider of data center solutions with a $10.0 billion portfolio of high-quality assets in top tier data center markets.
•Invested $1.9 billion in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds, term loans, and other investments in debt issued by real estate-related companies during the three months ended September 30, 2021.
Capital Activity and Financings:
•Raised $7.5 billion of proceeds during the three months ended September 30, 2021 from the sale of our common stock. Repurchased $206.2 million of our common stock during the three months ended September 30, 2021.
•Increased property-level financings by $5.3 billion and increased the financings secured by our investments in real estate debt by $2.4 billion during the three months ended September 30, 2021.
Overall Portfolio:
•Our portfolio as of September 30, 2021 consisted of investments in real estate (90% based on fair value) and investments in real estate debt (10%).
•Our 1,599 properties(3) as of September 30, 2021 consisted primarily of Residential (50% based on fair value), Industrial (28%), and Net Lease assets (9%), and our portfolio of real estate was concentrated in the following regions: South (38%), West (35%), East (15%), and Midwest (10%).
•Our investments in real estate debt as of September 30, 2021 consisted of a diversified portfolio of CMBS, RMBS, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

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
(3)Excludes 20,940 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of September 30, 2021:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2021:

(1) Investments in real estate includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2021:

DENVER
3%
CHICAGO
4%
WASHINGTON D.C.
2%
LAS VEGAS
14%
CHARLOTTE
2%
SAN BERNARDINO
3%
ATLANTA
10%
PHOENIX
5%
ORLANDO
5%
OTHER MARKETS
40%
DALLAS
7%
TAMPA
3%
MIAMI
2%
STATE CONCENTRATION
MORE THAN 10%
6 – 10%
2–5%
LESS THAN 2%

The select markets that are named represent all metropolitan statistical areas (“MSAs”) in the U.S. in which BREIT has at least a 2% portfolio concentration. BREIT is invested in additional MSAs that are not named above. Shading reflects the concentration of all real estate properties and unconsolidated investments in each state. Other Markets includes 2% of BREIT's portfolio invested in non-U.S. assets, including in Europe and Canada. Weighting is measured as the asset value of real estate properties and unconsolidated investments for each market against the total asset value of all (i) real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.
As of September 30, 2021, we owned 1,599 properties and 20,940 single family rental homes consisting of a diversified portfolio of income producing assets primarily focused in Residential, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Hospitality, Self Storage, Retail, and Office properties, concentrated in growth markets.

The following table provides a summary of our portfolio as of September 30, 2021:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Residential(6)	344	132,528 units	93%	$15,459	$29,343,264	$1,067,417	39%
Industrial	966	162,156 sq. ft.	96%	$5.10	17,016,624	828,377	31%
Net lease	3	24,748 sq. ft.	N/A	N/A	5,771,056	323,780	12%
Data Centers	59	10,204 sq. ft.	100%	$13.49	2,656,811	3,529	<1%
Hospitality	58	9,672 keys	56%	$133.66/$74.95	2,158,322	295,936	11%
Self Storage	152	11,122 sq. ft.	93%	$13.02	1,802,752	107,937	4%
Retail	14	2,314 sq. ft.	97%	$22.92	831,086	46,170	2%
Office	3	946 sq. ft.	99%	$35.76	691,247	32,956	1%
Total	1,599				$60,271,162	$2,706,102	100%

(1)Residential, Industrial, Net Lease, and Data Centers, include properties owned by unconsolidated entities. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)For our industrial, data center, retail and office investments, occupancy includes all leased square footage as of September 30, 2021. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2021. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended September 30, 2021. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2021. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation.
(3)For industrial, data centers, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized September 30, 2021 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For multifamily and residential properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended September 30, 2021 per leased unit, and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2021. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of September 30, 2021.
(5)Segment revenue is presented for the nine months ended September 30, 2021. Net lease, industrial, data centers, and residential segment revenue includes income from unconsolidated entities.
(6)Residential includes includes multifamily and other types of rental housing such as manufactured housing, student housing, and single family rental housing, as well as senior living. Residential units include manufactured housing sites, student housing beds, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2021:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Residential:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	96%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	97%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	18	Various	Various	100%	3,991 units	95%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	96%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	97%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	95%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	95%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	97%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	97%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	98%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	96%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	95%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	97%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	96%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	97%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	93%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	95%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	97%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	96%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	94%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	95%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	96%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	93%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	96%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	96%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	95%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	95%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	97%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	94%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	94%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	97%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	97%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	93%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	95%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	95%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	92%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	98%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	98%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	93%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	93%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	97%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	93%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	95%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	97%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	91%
Encore Tessera Multifamily	1	Phoenix, Arizona	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	17	Various	Various	98%	6,689 units	84%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	96%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	84%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	98%
Home Partners of America(4)	N/A(1)	Various	July 2021	Various(4)	20,940 units	98%
Quebec Independent Living Portfolio	10	Quebec, Canada	Aug. 2021	95%	2,877 units	80%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	97%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	93%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	96%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	92%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	96%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	95%
Highroads MH	3	Phoenix, AZ	April 2018	99%	265 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99%	115 units	96%
Southwest MH	12	Various	June 2018	99%	2,568 units	89%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99%	317 units	98%
SVPAC MH	2	Phoenix, AZ	July 2018	99%	233 units	98%
Riverest MH	1	Tavares, FL	Dec. 2018	99%	130 units	93%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99%	770 units	92%
Florida MH 4-Pack	4	Various	April & July 2019	99%	799 units	90%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99%	333 units	98%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99%	1,896 units	92%
May Manor MH	1	Lakeland, FL	June 2020	99%	297 units	82%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99%	94 units	99%
Southeast MH Portfolio	37	Various	Dec. 2020	99%	7,814 units	86%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99%	67 units	100%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,610 units	94%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	98%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	5,416 units	92%
Total Residential	344				132,528 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	100%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	20,954 sq. ft.	97%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,014 sq. ft.	96%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	93%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	98%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	91%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	97%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,979 sq. ft.	96%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	95%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	97%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(5)	19	Various	Jan. & Aug. 2021	85%	2,926 sq. ft.	99%
Vault Industrial Portfolio(5)	35	Various	Jan. 2021	41%	6,586 sq. ft.	99%
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	96%
NW Corporate Center	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(5)	26	Various UK	July 2021	26.7%	8,057 sq. ft.	100%
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	23%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Total Industrial	966				162,156 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	N/A
MGM Grand Net Lease(5)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease(5)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(5)	48	Various	Aug. 2021	50.1%	8,303 sq. ft.	92%
Total Data Centers	59				10,204 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	52%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	36%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	67%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	58%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	58%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	75%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	72%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	65%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	41%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	54%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	81%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	69%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	53%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	61%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	29%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	40%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	69%
Total Hospitality	58				9,672 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,451 sq. ft.	94%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	96%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,114 sq. ft.	92%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	95%
Simply Self Storage	102	Various	Dec. 2020	100%	7,843 sq. ft.	93%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	97%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	94%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
American Harbor	1	Dallas, TX	Aug. 2021	100%	66 sq. ft.	96%
Flamingo Self Storage Portfolio	1	Corpus Christi, TX	Sept. 2021	98%	65 sq. ft.	93%
Total Self Storage	152				11,122 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	95%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	90%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	99%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	94%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	296 sq. ft.	100%
Total Retail	14				2,314 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	98%	361 sq. ft.	100%
Total Office	3				946 sq. ft.

Total Investments in Real Estate	1,599
(1)Residential includes multifamily and other types of rental housing such as manufactured housing, student housing, and single family rental housing, as well as senior living. Residential units include multifamily units, manufactured housing sites, student housing beds, single family rental homes and senior living units. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(3)For our industrial, data center, retail and office investments, occupancy includes all leased square footage as of September 30, 2021. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2021. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended September 30, 2021. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2021. Hospitality investments owned less than 12 months are excluded.
(4)Includes a 100% interest in 11,414 consolidated single family rental properties, a 27.8% interest in 9,078 unconsolidated single family rental properties, and a 12.2% interest in 448 unconsolidated single family rental properties.
(5)Investment is unconsolidated.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of September 30, 2021 ($ and square feet data in thousands). The table below excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	97	$12,570	1%	2,413	2%
2022	540	107,432	10%	20,095	14%
2023	485	124,062	12%	24,141	16%
2024	516	110,664	11%	20,607	14%
2025	337	79,688	7%	14,056	10%
2026	378	121,343	12%	24,342	16%
2027	158	63,918	6%	11,834	8%
2028	112	43,763	4%	6,998	5%
2029	68	39,456	4%	4,802	3%
2030	65	58,400	5%	6,457	4%
2031	34	12,688	1%	1,638	1%
Thereafter	60	293,536	27%	10,424	7%
Total	2,850	$1,067,520	100%	147,807	100%
(1)Annualized base rent is determined from the annualized September 30, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of September 30, 2021:

Credit Rating

CCC
1%
AAA
<1%
A
3%
AA
<1%
BBB
6%
Not
Rated
25%
Private
CRE
Loans
20%
B
23%
BB
22%

Collateral Type

Net
Lease
2%
Retail
<1%
Other
5%
Diversified
6%
Hospitality
27%
Office
10%
Residential
24%
Industrial
26%

The following table details our investments in real estate debt as of September 30, 2021 ($ in thousands):

	September 30, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.7%	6/2/2026	$5,031,213	$4,939,962	$4,957,915
Corporate bonds	4.8%	12/26/2027	166,242	166,242	168,594
RMBS	3.8%	2/13/2051	103,008	102,959	103,078
Total real estate securities	3.6%	12/15/2026	5,300,463	5,209,163	5,229,587
Commercial real estate loans	L+3.9%	2/12/2025	1,480,951	1,463,893	1,467,521
Other investments(4)	3.7%	7/25/2029	235,956	205,887	205,887
Total investments in real estate debt	L+2.7%	8/23/2026	$7,017,370	$6,878,943	$6,902,995

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates, as of September 30, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero coupon securities. As of September 30, 2021, we have interest rate swaps outstanding with a notional value of $1.1 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument or, in the case of CMBS and RMBS, the underlying collateral.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion and $2.3 billion as of September 30, 2021 and December 31, 2020, respectively. In addition, CMBS includes zero coupon securities of $208.8 million and $236.1 million as of September 30, 2021 and December 31, 2020, respectively.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2021	June 30, 2021	$
Revenues
Rental revenue	$808,098	$680,809	$127,289
Hospitality revenue	127,507	102,660	24,847
Other revenue	43,704	26,714	16,990
Total revenues	979,309	810,183	169,126
Expenses
Rental property operating	314,017	247,985	66,032
Hospitality operating	92,280	75,093	17,187
General and administrative	7,106	7,789	(683)
Management fee	122,866	92,183	30,683
Performance participation allocation	449,822	299,373	150,449
Depreciation and amortization	482,045	399,621	82,424
Total expenses	1,468,136	1,122,044	346,092
Other income (expense)
Income from unconsolidated entities	78,445	70,028	8,417
Income from investments in real estate debt	83,052	116,573	(33,521)
Net (loss) gain on dispositions of real estate	(9,586)	7,372	(16,958)
Interest income	41	9	32
Interest expense	(204,538)	(181,529)	(23,009)
Loss on extinguishment of debt	(3,372)	(2,757)	(615)
Other income (expense)	177,631	125,583	52,048
Total other income (expense)	121,673	135,279	(13,606)
Net loss	$(367,154)	$(176,582)	$(190,572)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$5,472	$(264)	$5,736
Net loss attributable to non-controlling interests in BREIT OP	4,393	2,089	2,304
Net loss attributable to BREIT stockholders	$(357,289)	$(174,757)	$(182,532)
Net loss per share of common stock — basic and diluted	$(0.12)	$(0.08)	$(0.04)
Rental Revenue
During the three months ended September 30, 2021, rental revenue increased $127.3 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $12.5 million increase in same property revenues and a $114.8 million increase in non-same property revenues. See Same Property Results of Operations section for further details of the increase in same property revenues. The non-same property revenue increase is due to the real estate acquisitions we made during the second and third quarter of 2021.
Hospitality Revenue
During the three months ended September 30, 2021, hospitality revenue increased $24.8 million as compared to the three months ended June 30, 2021. As the economy continues to reopen and travel restrictions ease from the COVID-19 pandemic, we have begun to see a recovery in our hospitality assets. ADR for the hotels in our same property portfolio increased from $140 to $159, while occupancy increased 5% and RevPAR increased from $91 to $112 during the three months ended September 30, 2021 compared to the three months ended June 30, 2021.
Other Revenue
During the three months ended September 30, 2021, other revenue increased $17.0 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to asset management, property management, and acquisition fee revenue earned as part of managing HPA's joint ventures during the three months ended September 30, 2021.

Rental Property Operating Expenses
During the three months ended September 30, 2021, rental property operating expenses increased $66.0 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $67.6 million increase in non-same property operating expenses, partially offset by a $1.6 million decrease in same property operating expenses. The non-same property operating expense increase is due to the real estate acquisitions we made during the second and third quarter of 2021. See Same Property Results of Operations section for further details of the decrease in same property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2021, hospitality operating expenses increased $17.2 million as compared to the three months ended June 30, 2021. The increase in hospitality operating expenses was primarily the result of increased occupancy and the resulting increased operating expenses at our hotels during the three months ended September 30, 2021.
Management Fee
During the three months ended September 30, 2021, the management fee increased $30.7 million compared to the three months ended June 30, 2021. The increase was primarily due to the $10.3 billion increase in our NAV from June 30, 2021 to September 30, 2021.
Performance Participation Allocation
During the three months ended September 30, 2021, the unrealized performance participation allocation accrual increased $150.4 million compared to the three months ended June 30, 2021. The increase was primarily the result of our increased NAV and a higher total return for the three months ended September 30, 2021 compared to the three months ended June 30, 2021.
Depreciation and Amortization
During the three months ended September 30, 2021, depreciation and amortization increased $82.4 million compared to the three months ended June 30, 2021. The increase is attributable to $86.4 million resulting from the increase in properties within our portfolio, partially offset by a decrease of $4.0 million due to the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the three months ended September 30, 2021, income from unconsolidated entities increased $8.4 million compared to the three months ended June 30, 2021. The increase is primarily due to an increase of $34.0 million in the fair value of our investments in the WC Infill Industrial Portfolio and Vault Industrial Portfolio from June 30, 2021 to September 30, 2021. This increase was partially offset by $21.3 million of losses on our investments in Home Partners of America and QTS Data Centers, primarily attributable to depreciation and amortization, as well as $4.3 million of realized losses on homes sales within our unconsolidated investment in Home Partners of America.
Income (Loss) from Investments in Real Estate Debt
During the three months ended September 30, 2021, income from our investments in real estate debt decreased $33.5 million compared to the three months ended June 30, 2021. The decrease was primarily attributable to $13.0 million of unrealized gains during the three months ended September 30, 2021 compared to $61.1 million of unrealized gains during the three months ended June 30, 2021. This decrease was partially offset by $11.3 million of realized gains during the three months ended September 30, 2021 compared to $6.9 million of realized gains during the three months ended June 30, 2021. Additionally, interest income increased $10.2 million during the three months ended September 30, 2021, compared to the three months ended June 30, 2021 due to an increase in our investments in real estate debt.
Net (Loss) Gain on Dispositions of Real Estate
During the three months ended September 30, 2021, net (loss) gain on dispositions of real estate decreased $17.0 million compared to the three months ended June 30, 2021. During the three months ended September 30, 2021, we recorded $9.6 million of net losses from the disposition of 115 residential properties, which included 111 single family rental homes, compared to $7.4 million of net gains from the disposition of one residential property during the three months ended June 30, 2021.

Interest Expense
During the three months ended September 30, 2021, interest expense increased $23.0 million compared to the three months ended June 30, 2021. The increase was primarily due to the increase in both our property-level debt and secured financings of investments in real estate debt.
Other Income (Expense)
During the three months ended September 30, 2021, other income (expense) increased $52.0 million compared to the three months ended June 30, 2021. The increase was primarily due to $154.8 million of unrealized gains on our investments in equity securities and $8.0 million of unrealized gains on our interest rate swaps during the three months ended September 30, 2021, compared to $142.5 million of unrealized gains on our investments in equity securities and $27.3 million of unrealized losses on our interest rate swaps during the three months ended June 30, 2021. Additionally, dividend income from our investments in equity securities increased $4.4 million during the three months ended September 30, 2021.
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine months ended September 30,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenue	$2,141,823	$1,647,865	$493,958
Hospitality revenue	288,310	205,291	83,019
Other revenue	92,814	49,844	42,970
Total revenues	2,522,947	1,903,000	619,947
Expenses
Rental property operating	799,707	548,729	250,978
Hospitality operating	223,053	204,168	18,885
General and administrative	21,855	19,025	2,830
Management fee	288,144	160,544	127,600
Performance participation allocation	892,410	—	892,410
Impairment of investments in real estate	—	12,343	(12,343)
Depreciation and amortization	1,282,053	1,008,756	273,297
Total expenses	3,507,222	1,953,565	1,553,657
Other income (expense)
Income from unconsolidated entities	183,155	63,678	119,477
Income (loss) from investments in real estate debt	438,986	(317,212)	756,198
Net gain on dispositions of real estate	13,216	100,441	(87,225)
Interest income	136	2,102	(1,966)
Interest expense	(567,685)	(539,276)	(28,409)
Loss on extinguishment of debt	(9,545)	(6,495)	(3,050)
Other income (expense)	411,160	(29,022)	440,182
Total other income (expense)	469,423	(725,784)	1,195,207
Net loss	$(514,852)	$(776,349)	$261,497
Net loss attributable to non-controlling interests in third party joint ventures	$5,149	$1,796	$3,353
Net loss attributable to non-controlling interests in BREIT OP	6,129	10,177	(4,048)
Net loss attributable to BREIT stockholders	$(503,574)	$(764,376)	$260,802
Net loss per share of common stock — basic and diluted	$(0.21)	$(0.49)	$0.28
Revenues, Rental Property Operating and Hospitality Operating Expenses
Due to the significant amount of acquisitions of real estate and investments in real estate debt we have made since September 30, 2020, our revenues and operating expenses for the nine months ended September 30, 2021 and 2020 are not comparable. See below for a discussion of the properties in our portfolio that were owned for both of the full nine months ended September 30, 2021 and 2020.

General and Administrative Expenses
During the nine months ended September 30, 2021, general and administrative expenses increased $2.8 million compared to the corresponding period in 2020. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the nine months ended September 30, 2021, the management fee increased $127.6 million compared to the corresponding period in 2020. The increase was primarily due to the $22.9 billion increase in our NAV from September 30, 2020 to September 30, 2021.
Performance Participation Allocation
During the nine months ended September 30, 2021, the unrealized performance participation allocation accrual increased $892.4 million compared to the corresponding period in 2020. The increase was primarily the result of our increased NAV and a higher total return for the nine months ended September 30, 2021 compared to the corresponding period in 2020.
Depreciation and Amortization
During the nine months ended September 30, 2021, depreciation and amortization increased $273.3 million compared to the corresponding period in 2020. The increase was primarily driven by the impact of acquisition activity, partially offset by the impact of disposition activity as well as the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the nine months ended September 30, 2021, income from unconsolidated entities increased $119.5 million compared to the corresponding period in 2020. The increase is primarily attributable to $145.1 million of income from the acquisitions of WC Infill Industrial Portfolio, Vault Industrial Portfolio and Alaska UK Industrial Portfolio, as well as a full nine months of income from our investment in MGM Grand & Mandalay Bay. This increase was partially offset by $21.3 million of losses on our investments in Home Partners of America and QTS Data Centers, primarily attributable to depreciation and amortization, as well as $4.3 million of realized losses on homes sales within our unconsolidated investment in Home Partners of America.
Income (Loss) from Investments in Real Estate Debt
During the nine months ended September 30, 2021, income (loss) from our investments in real estate debt increased $756.2 million compared to the corresponding period in 2020. The increase was primarily attributable to $291.1 million of unrealized gains and $2.4 million of realized losses during the nine months ended September 30, 2021 compared to $443.5 million of unrealized losses and $21.1 million of realized losses during the corresponding period in 2020. Additionally, interest income increased $2.9 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020 due to an increase in our investments in real estate debt. The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline impacting the unrealized value of certain of our investments in real estate debt. However, we saw a recovery in the fair value of our investments in real estate debt beginning in the second quarter of 2020.
Net Gain (Loss) on Dispositions of Real Estate
During the nine months ended September 30, 2021, net gain (loss) on dispositions of real estate decreased $87.2 million compared to the corresponding period in 2020. During the nine months ended September 30, 2021, we recorded $13.2 million of net gains from the sale of 120 residential properties, which included 111 single family rental homes, compared to a $100.4 million net gain from the disposition of six residential, one hotel, and one industrial property during the corresponding period in 2020.
Interest Expense
During the nine months ended September 30, 2021, interest expense increased $28.4 million compared to the corresponding period in 2020. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other Income (Expense)
During the nine months ended September 30, 2021, other income (expense) increased $440.2 million compared to the corresponding period in 2020. The increase was primarily due to $379.6 million of unrealized gains on our investments in equity securities, $35.4 million of dividend income from our investments in equity securities and $2.2 million of unrealized losses on our interest rate swaps during the nine months ended September 30, 2021, compared to $40.6 million of unrealized losses, $12.1 of realized gains on our investments in equity securities and $13.9 million of dividend income from our investments in equity securities during the corresponding period in 2020. Additionally during the nine months ended September 30, 2020, other income (expense) included a $20.8 million forfeited deposit related to a transaction we decided not to pursue and $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties whereby the purchase and sale agreement was terminated by the potential buyer.
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

For the four fiscal quarters ended September 30, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.
Same Property Results of Operations
We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties that have not achieved stabilized occupancy (defined as 90% or greater for properties other than hotels) and properties held for sale are excluded from same property results and are considered non-same property. We do not consider our investments in the real estate debt segment to be same property.
For the three months ended September 30, 2021 and June 30, 2021, our same property portfolio consisted of 250 residential, 851 industrial, one net lease, nine data centers, 58 hotel, 119 self storage, 13 retail,and two office properties. For the nine months ended September 30, 2021 and 2020, our same property portfolio consisted of 173 residential, 748 industrial, one net lease, nine data centers, 58 hotel, seven retail, and one office property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define same property NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate (ii) depreciation and amortization, (iii) interest expense, and (iv) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) affiliate incentive compensation awards, (e) income from unconsolidated entities, (f) income (loss) from investments in real estate debt, (g) net gain (loss) on dispositions of real estate, (h) interest income, (i) loss on extinguishment of debt, and (j) other income (expense).
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used to calculate our net income (loss).

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the three months ended September 30, 2021 and June 30, 2021 ($ in thousands):

	Three Months Ended		Change
	September 30, 2021	June 30, 2021	$
Net income (loss) attributable to BREIT stockholders	$(357,289)	$(174,757)	$(182,532)
Adjustments to reconcile to same property NOI
General and administrative	7,106	7,789	(683)
Management fee	122,866	92,183	30,683
Performance participation allocation	449,822	299,373	150,449
Incentive compensation awards	1,177	692	485
Depreciation and amortization	482,045	399,621	82,424
Income from unconsolidated entities	(78,445)	(70,028)	(8,417)
(Income) loss from investments in real estate debt	(83,052)	(116,573)	33,521
Net (gains) loss on dispositions of real estate	9,586	(7,372)	16,958
Interest income	(41)	(9)	(32)
Interest expense	204,538	181,529	23,009
Loss on extinguishment of debt	3,372	2,757	615
Other (income) expense	(177,631)	(125,583)	(52,048)
Net income (loss) attributable to non-controlling interests in third party joint ventures	(5,472)	264	(5,736)
Net income (loss) attributable to non-controlling interests in BREIT OP	(4,393)	(2,089)	(2,304)
NOI	574,189	487,797	86,392
Non-same property NOI	86,767	22,346	64,421
Same property NOI	$487,422	$465,451	$21,971
The following table details the components of same property NOI for the three months ended September 30, 2021 and June 30, 2021 ($ in thousands):

	Three Months Ended		Change
	September 30, 2021	June 30, 2021	$	%
Same property NOI
Rental revenue	$655,993	$643,513	$12,480	2%
Hospitality revenue	127,507	102,661	24,846	24%
Other revenue	24,813	24,741	72	—%
Total revenues	808,313	770,915	37,398	5%

Rental property operating	228,732	230,366	(1,634)	(1)%
Hospitality operating	92,159	75,098	17,061	23%
Total expenses	320,891	305,464	15,427	5%
Same property NOI	$487,422	$465,451	$21,971	5%
Same Property – Rental Revenue
Same property rental revenue increased $12.5 million for the three months ended September 30, 2021 compared to the three months ended June 30, 2021. The increase was due to a $9.6 million increase in base rental revenue, a $2.5 million increase in tenant reimbursement income and a $0.4 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			September 30, 2021 vs. June 30, 2021
	Three Months Ended		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit(1)
	September 30, 2021	June 30, 2021
Residential	$277,716	$272,523	$5,193	—%	+4%
Industrial	177,071	174,660	2,411	+1%	—%
Net Lease	82,795	82,795	—	—%	—%
Data Centers	5,060	5,060	—	—%	—%
Self Storage	28,600	26,589	2,011	—%	+7%
Retail	11,781	11,841	(60)	1%	(3)%
Office	6,849	6,849	—	—%	—%
Total base rental revenue	$589,872	$580,317	$9,555
(1)The annualized base rent per leased square foot or unit for the three months ended September 30, 2021 and the three months ended June 30, 2021 includes straight-line rent and above-market and below-market lease amortization.
Same Property – Hospitality Revenue
Same property hospitality revenue increased $24.8 million for the three months ended September 30, 2021 compared to the three months ended June 30, 2021. As the economy continues to reopen and travel restrictions ease from the COVID-19 pandemic, we have seen a recovery in our hospitality assets. ADR for the hotels in our same property portfolio increased from $140 to $159, while occupancy increased 5% and RevPAR increased from $91 to $112 during the three months ended September 30, 2021 compared to the three months ended June 30, 2021.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses decreased $1.6 million during the three months ended September 30, 2021, compared to the three months ended June 30, 2021. The decrease in rental property operating expenses for the three months ended September 30, 2021 was primarily the result of decreased real estate taxes at our residential and industrial properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $17.1 million during the three months ended September 30, 2021, compared to the three months ended June 30, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended September 30, 2021.

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$
Net income (loss) attributable to BREIT stockholders	$(503,574)	$(764,376)	$260,802
Adjustments to reconcile to same property NOI
General and administrative	21,855	19,025	2,830
Management fee	288,144	160,544	127,600
Performance participation allocation	892,410	—	892,410
Incentive compensation awards	3,046	969	2,077
Impairment of investments in real estate	—	12,343	(12,343)
Depreciation and amortization	1,282,053	1,008,756	273,297
Income from unconsolidated entities	(183,155)	(63,678)	(119,477)
(Income) loss from investments in real estate debt	(438,986)	317,212	(756,198)
Net (gain) loss on dispositions of real estate	(13,216)	(100,441)	87,225
Interest income	(136)	(2,102)	1,966
Interest expense	567,685	539,276	28,409
Loss on extinguishment of debt	9,545	6,495	3,050
Other (income) expense	(411,160)	29,022	(440,182)
Net income (loss) attributable to non-controlling interests in third party joint ventures	(5,149)	(1,796)	(3,353)
Net income (loss) attributable to non-controlling interests in BREIT OP	(6,129)	(10,177)	4,048
NOI	1,503,233	1,151,072	352,161
Non-same property NOI	394,978	131,598	263,380
Same property NOI	$1,108,255	$1,019,474	$88,781

The following table details the components of same property NOI for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Same property NOI
Rental revenue	$1,496,402	$1,438,892	$57,510	4%
Hospitality revenue	288,310	195,213	93,097	48%
Other revenue	51,753	41,127	10,626	26%
Total revenues	1,836,465	1,675,232	161,233	10%

Rental property operating	505,408	460,408	45,000	10%
Hospitality operating	222,802	195,350	27,452	14%
Total expenses	728,210	655,758	72,452	11%
Same property NOI	$1,108,255	$1,019,474	$88,781	9%
Same Property – Rental Revenue
Same property rental revenue increased $57.5 million for the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was due to a $39.5 million increase in base rental revenue and a $21.2 million increase in tenant reimbursement income. The increase was partially offset by a $3.2 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2021 vs. 2020
	Nine Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit(1)
	2021	2020
Residential	$594,735	$564,908	$29,827	+1%	+5%
Industrial	453,696	443,537	10,159	+1%	—%
Net Lease	248,384	248,384	—	—%	—%
Data Centers	15,180	15,180	—	—%	—%
Retail	22,075	22,574	(499)	—%	(2)%
Office	6,206	6,206	—	—%	—%
Total base rental revenue	$1,340,276	$1,300,789	$39,487

(1)The annualized base rent per leased square foot or unit for the nine months ended September 30, 2021 and 2020 includes straight-line rent and above-market and below-market lease amortization.
Same Property – Hospitality Revenue
Same property hospitality revenue increased $93.1 million for the nine months ended September 30, 2021 compared to corresponding period in 2020. ADR for the hotels in our same property portfolio increased from $135 to $140 while occupancy increased 20% and RevPAR increased from $57 to $87 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Same Property – Other Revenue
Same property other revenue increased $10.6 million for the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased lease termination fees and ancillary income at our industrial properties during the nine months ended September 30, 2021.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $45.0 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. The increase in rental property operating expenses for the nine months ended September 30, 2021 was primarily the result of increased real estate taxes and general operating expenses at our industrial and residential properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $27.5 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the nine months ended September 30, 2021.
Non-same Property NOI
Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized losses (gains) from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (viii) gain or loss on involuntary conversion, (ix) amortization of deferred financing costs, (x) losses (gains) on extinguishment of debt, and (xi) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
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
During the first quarter of 2021, we updated our definitions of AFFO and FAD to exclude the impact of the amortization of deferred financing costs (“DFCs”) on our debt, which is included in GAAP net income (loss). We do not consider the amortization of DFCs to be directly attributable to our operations and view DFCs similar to acquisition expenses, which are capitalized into the cost basis of our investments, and therefore excluded from AFFO and FAD. We believe that excluding amortization of DFCs from our calculations of AFFO and FAD results in metrics that better reflect the results of our operations. Prior period disclosures of AFFO and FAD were updated to conform to our updated definitions of AFFO and FAD.

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to BREIT stockholders	$(357,289)	$121,272	$(503,574)	$(764,376)
Adjustments to arrive at FFO:
Depreciation and amortization	528,631	343,058	1,349,590	1,035,104
Impairment of investments in real estate	—	6,217	—	12,343
Net (gain) loss on dispositions of real estate	13,920	(100,070)	(8,882)	(100,441)
Amount attributable to non-controlling interests for above adjustments	(19,575)	(8,102)	(39,545)	(29,664)
FFO attributable to BREIT stockholders	165,687	362,375	797,589	152,966
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(39,537)	(37,285)	(120,919)	(114,273)
Amortization of above and below-market lease intangibles	(4,624)	(5,133)	(15,081)	(13,237)
Amortization of mortgage premium/discount	(489)	(299)	(1,453)	(871)
Unrealized (gains) losses from changes in fair value of financial instruments(1)	(248,930)	(164,123)	(786,453)	484,332
Net forfeited investment deposits	—	—	—	12,750
Amortization of restricted stock awards	153	100	399	300
Non-cash performance participation allocation	449,822	—	892,410	—
Non-cash incentive compensation awards	1,177	(31)	3,046	969
Gain on involuntary conversion	—	(90)	—	(270)
Amortization of deferred financing costs	16,576	10,534	43,274	30,533
Loss on extinguishment of debt	3,372	5,258	9,545	6,495
Amount attributable to non-controlling interests for above adjustments	(1,902)	3,564	2,446	(1,464)
AFFO attributable to BREIT stockholders	341,305	174,870	824,803	558,230
Adjustments to arrive at FAD:
Non-cash management fee	122,866	57,619	288,144	160,544
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(66,322)	(32,152)	(151,363)	(85,901)
Stockholder servicing fees	(32,381)	(17,043)	(78,735)	(48,111)
Realized (gains) losses on financial instruments(1)	(11,295)	20,387	2,408	8,410
Amount attributable to non-controlling interests for above adjustments	(689)	(596)	(2,093)	(1,114)
FAD attributable to BREIT stockholders	$353,484	$203,085	$883,164	$592,058

(1)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on both our investments in real estate debt and our investments in equity securities. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt and our investments in equity securities.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.
Net Asset Value
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the estimated fair value of our investments (including investments in real estate debt) and any other assets (such as cash on hand), and is reduced by our liabilities, including the accrual of any performance participation allocation, and any stockholder servicing fees applicable to such class of shares.
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

The following table shows the change in NAV per share for BREIT's various classes of common stock during the quarter ended September 30, 2021. This price movement was primarily driven by increases in the value of our residential, industrial, data centers and net lease properties.

	September 30, 2021	June 30, 2021	Change
Class S NAV per share	$13.51	$12.63	$0.88
Class I NAV per share	$13.50	$12.61	$0.89
Class T NAV per share	$13.32	$12.43	$0.89
Class D NAV per share	$13.26	$12.43	$0.83
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common shares, as well as partnership interests of BREIT OP held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of September 30, 2021 ($ and shares/units in thousands):

Components of NAV	September 30, 2021
Investments in real estate	$55,760,214
Investments in real estate debt	6,902,995
Investments in unconsolidated entities	4,510,948
Cash and cash equivalents	1,560,719
Restricted cash	2,070,369
Other assets	4,048,629
Mortgage notes, term loans, and revolving credit facilities, net	(25,096,034)
Secured financings of investments in real estate debt	(2,767,399)
Subscriptions received in advance	(1,720,934)
Other liabilities	(1,313,306)
Accrued performance participation allocation	(892,410)
Management fee payable	(44,778)
Accrued stockholder servicing fees(1)	(11,421)
Non-controlling interests in joint ventures	(1,128,327)
Net Asset Value	$41,879,265
Number of outstanding shares/units	3,106,127

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $11.4 million accrued for purposes of our NAV and the $1.0 billion accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$14,612,982	$22,768,211	$718,305	$3,230,211	$549,556	$41,879,265
Number of outstanding shares/units	1,081,497	1,686,440	53,946	243,538	40,706	3,106,127
NAV Per Share/Unit as of September 30, 2021	$13.5118	$13.5008	$13.3152	$13.2637	$13.5008

(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2021:

Property Type	Discount Rate	Exit Capitalization Rate
Residential	6.7%	4.9%
Industrial	5.9%	5.0%
Net Lease	6.9%	6.1%
Data Centers	5.9%	5.2%
Hospitality	9.2%	9.5%
Self Storage	7.0%	5.4%
Retail	7.2%	5.7%
Office	6.6%	5.3%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Residential Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Retail Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.4%	+1.8%	+1.7%	+1.9%	+2.5%	+1.8%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(2.5)%	(1.8)%	(1.7)%	(1.9)%	(1.2)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.5%	+3.0%	+2.4%	+1.3%	+3.4%	+2.9%	+2.7%	+3.3%
(weighted average)	0.25% increase	(3.2)%	(3.9)%	(2.2)%	(1.3)%	(3.0)%	(2.8)%	(2.6)%	(3.0)%

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

September 30, 2021
Stockholders’ equity	$29,238,404
Non-controlling interests attributable to BREIT OP	409,602
Redeemable non-controlling interest	320
Total partners’ capital of BREIT OP under GAAP	29,648,326
Adjustments:
Accrued stockholder servicing fee	1,017,461
Organization and offering costs	2,557
Accrued affiliate incentive compensation awards	(53,878)
Accumulated depreciation and amortization under GAAP	3,952,876
Unrealized net real estate and real estate debt appreciation	7,311,923
NAV	$41,879,265

The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:

–Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.

–The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2017. Such costs are reimbursed to the Adviser on a pro-rata basis over a 60 month period beginning January 1, 2018. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over the 60 month reimbursement period.

–Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity, resulting in no impact to Stockholders’ Equity. For purposes of calculating NAV, we value the awards based on the performance in the applicable period and deduct such value from NAV.

–We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.

–Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
Distributions
Beginning in March 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.4852 per share for the nine months ended September 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2021:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2021	$0.0451	$0.0535	$0.0452	$0.0511
February 28, 2021	0.0451	0.0528	0.0452	0.0506
March 31, 2021	0.0451	0.0537	0.0452	0.0512
April 30, 2021	0.0451	0.0535	0.0452	0.0511
May 31, 2021	0.0451	0.0541	0.0453	0.0515
June 30, 2021	0.0451	0.0539	0.0452	0.0513
July 31, 2021	0.0451	0.0544	0.0452	0.0517
August 31, 2021	0.0451	0.0547	0.0453	0.0519
September 30, 2021	0.0451	0.0546	0.0452	0.0519
Total	$0.4059	$0.4852	$0.4070	$0.4623

The following tables summarize our distributions declared during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$210,907	48%	$114,329	47%
Reinvested in shares	227,515	52%	130,710	53%
Total distributions	$438,422	100%	$245,039	100%
Sources of Distributions
Cash flows from operating activities	$438,422	100%	$245,039	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$438,422	100%	$245,039	100%

Cash flows from operating activities	$517,171		$252,656
Funds from Operations(1)	$165,687		$362,375
Adjusted Funds from Operations(1)	$341,305		$174,870
Funds Available for Distribution(1)	$353,484		$203,085

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$508,359	47%	$317,527	46%
Reinvested in shares	567,936	53%	368,968	54%
Total distributions	$1,076,295	100%	$686,495	100%
Sources of Distributions
Cash flows from operating activities	$1,076,295	100%	$686,495	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$1,076,295	100%	$686,495	100%

Cash flows from operating activities	$1,190,413		$729,451
Funds from Operations(1)	$797,589		$152,966
Adjusted Funds from Operations(1)	$824,803		$558,230
Funds Available for Distribution(1)	$883,164		$592,058

(1)See “—Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
Through September 30, 2021, our distributions have been funded entirely from cash flows from operations.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $7.1 billion of immediate liquidity as of November 1, 2021, comprising $4.2 billion of undrawn revolving and line of credit capacity and $2.9 billion of cash on hand. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common stock, from which we generated $15.7 billion during the nine months ended September 30, 2021. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

Our primary liquidity needs are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, repay indebtedness, and pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited elect to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them.
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
Capital Resources
As of September 30, 2021, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements with lenders secured by our investments in real estate debt, and unsecured revolving credit facilities.
The following table is a summary of our indebtedness as of September 30, 2021 ($ in thousands):

	September 30, 2021			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2021	December 31, 2020
Fixed rate loans secured by our properties:
Fixed rate mortgages	3.5%	8/31/2027	N/A	$14,158,332	$13,124,595
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+1.7%	9/27/2025	N/A	9,653,874	6,305,964
Variable rate secured revolving credit facilities	L+1.5%	10/28/2025	$2,185,344	729,325	481,725
Variable rate warehouse facilities	L+2.1%	9/27/2022	$1,875,000	484,023	—
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.8%	8/11/2025		10,938,322	6,989,889
Total loans secured by our properties	2.8%	10/8/2026		25,096,654	20,114,484

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt(3)	L+1.0%	8/2/2022	N/A	2,767,399	2,140,993

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2024	1,900,000	—	—
Affiliate line of credit	L+2.5%	1/22/2022	100,000	—	—
Total unsecured loans			2,000,000	—	—

Total indebtedness				$27,864,053	$22,255,477

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable with respect to each loan secured by our properties and each unsecured loan.
(2)For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)Weighted average interest rate of L+1.0% reflects the spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.
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
As of November 12, 2021, we had received net proceeds of $13.2 billion from selling an aggregate of 1,053,706,918 shares of our common stock in the Current Offering (consisting of 451,850,298 Class S shares, 453,322,330 Class I shares, 11,477,373 Class T shares, and 137,056,917 Class D shares).
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities	$1,190,413	$729,451
Cash flows used in investing activities	(17,642,285)	(5,373,918)
Cash flows provided by financing activities	19,037,502	4,243,354
Net increase in cash and cash equivalents and restricted cash	$2,585,630	$(401,113)
Cash flows provided by operating activities increased $461.0 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities increased $12.3 billion during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to a net increase of $6.8 billion in the acquisitions of and capital improvements to real estate investments, an increase of $2.5 billion in investments in unconsolidated entities, a net increase of $1.1 billion related to our investments in real estate-related equity securities, a net increase of $1.1 billion in our investments in real estate debt and an increase of $535.3 million related to pre-acquisition costs and deposits. This was partially offset by a decrease of $190.7 million in proceeds from dispositions of real estate.
Cash flows provided by financing activities increased $14.8 billion during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to an increase of $9.1 billion from the issuance of our common stock, a net increase in borrowings of $3.6 billion, an increase of $1.5 billion in subscriptions received in advance, an increase in contributions from non-controlling interests of $614.7 million, and an increase of $172.8 million in distributions.

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
Allocation of Purchase Price for Investments in Real Estate
Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities on a relative fair value basis. Generally, the most significant portion of the allocation is to building and land and requires the use of market-based estimates and assumptions. We determine and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also allocate purchase price to other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value. The valuation of such lease intangibles includes (but is not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality, and expectations of lease renewals.
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
Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2021 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$32,134,794	$4,568,716	$5,123,566	$8,912,265	$13,530,247
Ground leases	1,208,153	7,308	16,641	17,694	1,166,510
Organizational and offering costs	2,557	2,045	512	—	—
Other	3,597	2,398	1,199	—	—
Total	$33,349,101	$4,580,467	$5,141,918	$8,929,959	$14,696,757

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate hedging agreements to fix or cap a portion of our variable rate debt. As of September 30, 2021, the outstanding principal balance of our variable rate indebtedness was $13.7 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2021, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $2.9 million and $7.5 million, respectively.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate (collectively, "IBORs"), are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the U.K., (the "FCA"), which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced it would cease publication of certain IBORs, including one-week and two-month U.S. Dollar denominated LIBOR and all tenors of GBP LIBOR, immediately after December 31, 2021 and cease publication of the remaining tenors of U.S. Dollar denominated LIBOR immediately after June 30, 2023. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised banks to stop entering into new LIBOR based contracts by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated using short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. Dollar denominated LIBOR. In the U.K., the Bank of England’s working group on Sterling risk free rates set March 31, 2021 as the target date under which GBP LIBOR may no longer be used as the reference rate for new loan products with maturities after December 31, 2021. Market participants have started to transition to the Sterling Overnight Index Average, ("SONIA"), in line with guidance from the U.K. regulators. At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from the IBOR benchmarks proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Canada, and Australia have been reformed and rates such as the Euro Interbank Offered Rate ("EURIBOR"), the Stockholm Interbank Offered Rate ("STIBOR"), the Canadian Dollar Offered Rate ("CDOR"), and the Australian Bank Bill Swap Reference Rate ("BBSY"), may persist as International Organization of Securities Commissions ("IOSCO"), compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Investments in Real Estate Debt
As of September 30, 2021, we held $6.9 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates or the Sterling Overnight Index Average, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2021, a 10 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.9 million and $2.2 million, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2021, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $690.3 million.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2021, we sold equity securities that were not registered under the Securities Act. As described in Note 9 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For each of the three months ended September 30, 2021, the Adviser elected to receive its management fee in Class I shares, and we issued 6.0 million unregistered Class I shares to the Adviser in satisfaction of the management fee for July and August 2021. Additionally, we issued 3.3 million unregistered Class I shares to the Adviser in October 2021 in satisfaction of the September 2021 management fee.
We have also sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2021, we received $2.6 billion from selling 199.2 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations, or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify and suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2021	4,870,003	0.2%	$12.58	4,870,003	—
August 2021	5,531,878	0.2%	$12.86	5,531,878	—
September 2021	5,594,233	0.2%	$13.18	5,594,233	—
Total	15,996,114	N/M	$12.89	15,996,114	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

As of September 30, 2021, the Adviser owned 15,582,740 of our Class I common shares.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 12, 2021	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 12, 2021	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 12, 2021	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)