Form 10-K
period 2021-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2022-03-14
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________
Commission File Number: 000-55931
__________________________________________________________________________________________________________________________________________
Blackstone Real Estate Income Trust, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________________________________________________________

Maryland	81-0696966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
__________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 11, 2022, the issuer had the following shares outstanding: 1,426,164,653 shares of Class S common stock, 2,364,310,357 shares of Class I common stock, 65,132,749 shares of Class T common stock, and 339,922,263 shares of Class D common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue”, “identify” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions and statements regarding future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in our securities risky and might cause such actual outcomes or results to differ is set forth below.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Blackstone), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
•The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We are dependent on BX REIT Advisors L.L.C (the “Adviser”), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares. See “Description of Capital Stock—Restrictions on Ownership and Transfer” in the prospectus for the Offering.
•While BREIT’s investment strategy is to invest in stabilized commercial real estate diversified by sector with a focus on providing current income to investors, an investment in BREIT is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.

•The outbreak of the novel coronavirus (“COVID-19”) has had and may in the future have an adverse impact on our NAV, results of operations (including funds from operations (“FFO”), adjusted FFO (“AFFO”) and funds available for distributions (“FAD”)), cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.
•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; fluctuations in the average occupancy and room rates for hotel properties; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
•Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography.
•Competition for investment opportunities may reduce our profitability and the return on your investment.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Website Disclosure
We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this report.

PART I.
ITEM 1.    BUSINESS
References herein to “Blackstone Real Estate Income Trust,” the “Company,” “BREIT,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
BREIT invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we invest outside the U.S and in real estate debt. Our objective is to bring Blackstone’s leading institutional quality real estate investment platform to income focused investors. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”), a subsidiary of The Blackstone Group Inc. (“Blackstone”). We were incorporated in Maryland in 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture.
BREIT is a non-listed, perpetual life real estate investment trust (“REIT”). We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 11, 2022, we had received net proceeds of $53.3 billion from the sale of shares of our Class S, Class I, Class T and Class D common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt.
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
Our Adviser is a part of Blackstone’s alternative asset management business, which is the world's largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of
$880.9 billion as of December 31, 2021.
In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 678 professionals in Blackstone’s global real estate group. Blackstone has built the world's preeminent global real estate business with $279.5 billion of investor capital under management as of December 31, 2021. Blackstone's real estate group (“Blackstone Real Estate”) provides the benefit of proven experience navigating market cycles, a vast portfolio that provides real time data insights, a disciplined investment approach with centralized decision making and deep industry expertise and relationships.
Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone, is entitled to receive a performance participation allocation. See Note 9 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

Investment Objectives
Our investment objectives are to invest in assets that will enable us to:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.
Investment Strategy
Our investment strategy is to acquire primarily stabilized, income-generating commercial real estate across asset classes in the U.S. and, to a lesser extent, outside the U.S. These investments include real estate-related operating companies. We also to a lesser extent invest in real estate debt investments to provide current income and a source of liquidity for our share repurchase plan, cash management, and other purposes.

Our investment strategy seeks to capitalize on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Blackstone’s reputation and ability to transact at scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.

Our investments in primarily stabilized, income-generating U.S. commercial real estate focus on a range of asset types. These may include residential, industrial, net lease, data centers, hospitality, self storage, retail and office assets. For a breakdown of our portfolio by asset type see the “Investments in Properties” section below.
Our real estate debt strategy is focused on generating current income and contributing to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments may provide an additional source of liquidity. These liquidity sources are collectively used for cash management, satisfying any stock repurchases under our share repurchase plan and other purposes. We use the Blackstone Real Estate Debt Strategies team to assist in this portion of the portfolio. The Blackstone Real Estate Debt Strategies team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate debt investment opportunities throughout the capital structure.
Investments in Real Estate
We invest primarily in stabilized, income-generating commercial real estate across asset classes in the U.S. and, to a lesser extent, outside the U.S. We also invest in equity of public and private real estate-related companies, including real estate-related operating companies. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned as well as develop properties and make investments in other real assets such as infrastructure.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2021:

___________________________

1Property Type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Real estate investments” includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of December 31, 2021:

DENVER
3%
CHICAGO
4%
WASHINGTON D.C.
3%
LAS VEGAS
10%
CHARLOTTE
2%
LOS ANGELES
2%
ATLANTA
9%
SAN BERNARDINO
3%
ORLANDO
4%
PHOENIX
4%
OTHER MARKETS
42%
DALLAS
6%
TAMPA
3%
MIAMI
5%
STATE CONCENTRATION
MORE THAN 10%
6–10%
2–5%
LESS THAN 2%

The select markets that are named represent all metropolitan statistical areas (“MSAs”) in the U.S. in which BREIT has at least a 2% portfolio concentration. BREIT is invested in additional MSAs that are not named above. Shading reflects the concentration of all real estate properties and unconsolidated investments in each state. Other Markets includes 2% of BREIT's portfolio invested in non-U.S. assets, including in Europe and Canada. Weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each market against the total asset value of all (i) real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.
As of December 31, 2021, we owned a diversified portfolio of 3,077 properties and 22,575 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Residential, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Hospitality, Self Storage, Retail, and Office properties.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit), interests of collateralized debt obligation and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include preferred equity and derivatives. Our investments in real estate debt are focused in the United States, but also include securities issued or backed by real estate outside the United States.

Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is in the range of 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.
Our real estate debt portfolio has embedded leverage through the use of reverse repurchase agreements and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We currently have secured and unsecured lines of credit from third parties and an uncommitted line of credit from an affiliate of Blackstone. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity. Borrowings under the line of credit or any future lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
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
Taxation of the Company
We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2017. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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
Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.
Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blackstone’s prevailing policies and procedures.
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
Environmental, Social and Governance
As an externally managed company, BREIT’s day-to-day operations are managed by our Adviser and our executive officers under the oversight of our Board of Directors. Our executive officers are senior Blackstone Real Estate professionals and our Adviser is a subsidiary of Blackstone and part of Blackstone Real Estate. As such, many of the corporate responsibility initiatives undertaken by Blackstone are relevant to and impact our business and the business decisions made on our behalf by employees of our Adviser. From its founding, Blackstone has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. Blackstone also has a dedicated Global Real Estate ESG team that works closely with Blackstone Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio. The Global Real Estate ESG team also works with the Real Estate team’s portfolio companies to ensure that the firm’s commitment to sustainability as well as diversity, equity, and inclusion are fully integrated across asset classes and geographies.
Human Capital
We have no employees other than those employed by the management companies that were acquired in connection with the acquisitions of the Simply Storage Portfolio, Home Partners of America Portfolio, and the ACE Affordable Housing Portfolio, none of whom are executive officers of the Company or are involved in the management of the Company. Our operations are conducted by the Adviser.
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
We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the year ended December 31, 2021 and the year ended December 31, 2020, we had net loss attributable to our stockholders of approximately $804.8 million and $853.4 million respectively. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of approximately $2.4 billion and $1.6 billion, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $1.9 billion and $1.4 billion during these periods. For the years ended December 31, 2021 and 2020, our funds available for distribution, or FAD, was $1.3 billion and $0.8 billion, respectively.
Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics that exclude real estate-related depreciation and amortization, including FAD, as an additional meaningful non-GAAP supplemental disclosure to provide information for considering our operating results. See “Selected Information Regarding our Operations— Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” for reconciliations of FAD to GAAP net loss attributable to common stockholders and for considerations on how to review this metric.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares except that effective on or around March 31, 2022, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in the Prospectus. We have a limited track record and may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or Operating Partnership units), the sale of our assets, and repayments of our real estate debt investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units or Class B units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
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
The Adviser or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Effective on or around March 31, 2022, the Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to our operating history prior to such change. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms in accordance with valuation guidelines approved by our board of directors. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review for reasonableness by our independent valuation advisor. The Adviser will value certain investments quarterly in limited circumstances where a monthly valuation is not practicable, including, without limitation, circumstances in which monthly valuation information is not available.
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.
Although monthly valuations of each of our real properties will be reviewed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. Similarly, each month, our independent valuation advisor will review for reasonableness our quarterly valuations (and our monthly updates of such valuations) of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor. While the independent valuation advisor is responsible for reviewing our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.
There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Securities Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. In addition, all of our single family rental housing (“SFR”) properties will be appraised at the same time on an annual basis. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by an independent valuation advisor and quarterly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Adviser and reviewed by an independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the applicable independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by our Adviser and State Street or its affiliates to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Corporations organized under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
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
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders. See “Management—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” in the Prospectus.
Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.
Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 10,100,000,000 shares of capital stock, of which 10,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 3,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 6,000,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of our portfolio companies, or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
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
We depend on the Adviser and its affiliates to develop appropriate systems and procedures to control operational risk.
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
Our operations are highly dependent on our information systems and technology and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses and other malicious code. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Blackstone may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio entities. We, Blackstone or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in this offering, it may harm our ability to achieve our objectives.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
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
Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions (including financial market distributions related COVID-19) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
Certain countries have been susceptible to epidemics and pandemics, most recently COVID-19, which has been designated as a pandemic by the World Health Organization. The outbreak of such epidemics or pandemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and has had an adverse impact on our performance and results of operations.
The global impact of the outbreak of COVID-19 has been widespread and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and have adversely impacted many industries. Although vaccines for COVID-19 have been made available to the general public in the U.S. and in many places around the world, vaccination rates vary and may lose effectiveness and the outbreak could have a continued adverse impact on economic and market conditions.
The outbreak of COVID-19 has had and may in the future have an adverse impact on our NAV, results of operations (including funds from operations (“FFO”), adjusted FFO (“AFFO”) and funds available for distribution (“FAD”), cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors. Although many or all facets of our business have been or could in the future be impacted by COVID-19, we currently believe the following impacts to be among the most important to us:
•We are subject to risks related to increases in rent defaults, rent deferral or rent forgiveness and decreases in rent collection. We may experience rent deferrals and decreased rent collection in the future as a result of COVID-19. We may not be able to promptly lease properties that are vacant or become vacant because a tenant defaults or decides not to renew its lease, resulting in reduced occupancy at our properties, and the rental rates or other terms under new leases may be less favorable than the terms of the current lease.
•Our residential properties face an increased risk of tenant defaults during disruptions in the labor market (including the increase in workforce resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”), resulting in high rates of unemployment, making it more difficult for some tenants to meet their rent obligations and for us to retain tenants at current rental rates. We may also, for economic or regulatory reasons, defer or forgive rent for certain tenants of our properties. In particular, where state and local requirements temporarily stay eviction proceedings.
•Our hotel properties have continued to operate at reduced occupancy as potential guests are unwilling to stay at these properties during the pandemic. These effects have negatively affected our results of operations and may continue to do so.
The immediately preceding outcomes are those we consider to be most important as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described in the Prospectus. Any of the COVID-19 risks (including the growth trajectory of current or future variants), or other effects from COVID-19 that we currently do not foresee, could have a negative impact on our cash flows, operating results and NAV and on our ability to fund distributions to stockholders and satisfy repurchase requests.
We are subject to additional risks from our non-U.S. investments.
We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
Our portfolio is currently concentrated in certain industries and geographies and may in the future be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of such investments. Currently, our portfolio is heavily concentrated in residential and industrial assets and geographically concentrated in the southern and western regions of the U.S., and in particular Las Vegas, Nevada. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Our concentration in Las Vegas exposes us to risks related to the economic health and other factors unique to that city, which is in turn largely reliant on the gaming and tourism industries. See “—Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.” For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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
We acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we will invest primarily in stabilized, income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
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
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with Blackstone’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We have made joint venture investments with third parties and Blackstone affiliates and we expect to make additional joint venture investments in the future. We have entered into, and expect to continue to enter into, joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with investments in which we participate alongside any Other Blackstone Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Blackstone Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.
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
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Blackstone affiliates) include:
•the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture;
•our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
•the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, there will be cases where neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Blackstone;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
•if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
•the joint venture partner could have authority to remove the Blackstone affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•under the joint venture arrangement, a removal of the Adviser could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;

•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
Furthermore, we may have conflicting fiduciary obligations when we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in SFR acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
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
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex issues, including but not limited to those related to financial, tax, accounting, environmental, ESG, real property, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. We and the Adviser do not pursue an ESG-based investment strategy or limit investments to those that meet specific ESG criteria or standards. Any reference to ESG is not intended to qualify our objective to maximize risk-adjusted returns.
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
In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Further, some matters covered by our Adviser’s diligence, such as ESG, are continuously evolving and our Adviser may not accurately or fully anticipate such evolution. For instance, Blackstone Real Estate’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us.
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us. For example, we acquired the management teams as part of our acquisitions of Simply Self Storage, QTS Realty Trust and Home Partners of America, and we may acquire other management teams as part of transactions in the future. Such expenses and liabilities include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.

The exit by the United Kingdom (“U.K.”) from the E.U. could adversely affect us.
The U.K. formally left the E.U. on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the U.K. and the U.K. maintained its E.U. single market access rights and E.U. customs union membership. The implementation period expired in December 31, 2020. Consequently, the U.K. has become a third country vis-à-vis the EU, without access to the single market or membership of the E.U. customs union.
On December 30, 2020, the U.K. and the E.U. signed a trade and cooperation agreement (the “TCA”) to govern their on-going relationship. The TCA was officially ratified by the U.K. Parliament on December 30, 2020, and applied starting January 1, 2021 until March 5, 2021 when the E.U. Parliament and Council formally ratified the TCA. The relationship between the U.K. and the E.U. will continue to be negotiated despite formal ratification of the TCA.
Over time, U.K. regulated firms and other U.K. businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the E.U.), as compared with the position prior to the expiry of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.
Although it is probable that any adverse effects flowing from the U.K.’s withdrawal from the E.U. will principally affect the U.K. (and those having an economic interest in, or connected to, the U.K.), given the size and global significance of the U.K.’s economy, unpredictability about the implications of its withdrawal from the E.U., the E.U. (and countries outside the E.U.) is likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect us. In addition, although it seems less likely now than at the time of Britain’s referendum, the withdrawal of the U.K. from the E.U. could have a further destabilizing effect if any other member states were to consider withdrawing from the E.U., presenting similar and/or additional potential risks and consequences to our business and financial results.
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
For example, we are dependent on a subsidiary of MGM as the sole tenant of The Bellagio Las Vegas (the “Bellagio”), the MGM Grand Las Vegas, Mandalay Bay and The Cosmopolitan of Las Vegas. The rental revenue we are entitled to receive from MGM comprises a sizeable portion of our overall revenue and therefore risks related to MGM’s financial condition will expose us to risk, including adverse impacts to MGM’s business as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, negative developments in the economy or political climate that depress travel activity, or other factors that may impact MGM’s operations or the operation of these properties. As a result, MGM has been, and may in the future be, required to suspend operations at these properties for what could be an extended period of time. Additionally, while these properties are currently suited to MGM’s needs, should MGM default under any of these leases, we may have difficulty finding a replacement tenant, any replacement tenant may not be of the same quality as MGM, the terms of any new lease may be less favorable than the terms of the current lease, or we may be required to incur significant expense to modify the properties to suit a new tenant.
Similarly, certain of our other properties, including certain industrial warehouses and student housing properties, are leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and our hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.
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
We have in the past sought, and may in the future seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.
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
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.
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
Many factors affect the single-family residential rental market, and the Company may be negatively affected by its assumptions surrounding and general conditions of the single-family residential rental market.
Any potential returns on our investments related to the single-family residential rental market will depend upon many factors including, but not limited to:
•the availability of properties or other investments that meet our investment criteria and our ability to acquire such properties at favorable prices;
•real estate appreciation or depreciation in our target markets;
•the condition of our properties;
•our ability to contain renovation, maintenance, marketing and other operating costs for our properties;
•our ability to maintain high occupancy rates and target rent levels;
•general economic conditions in our target markets, such as changes in employment and household earnings and expenses; the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and
•changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws.
We will have no control over many of these factors, which could adversely affect our operations. Our success will also depend, in part, on our assumptions about our target properties, target lessees, renovation, maintenance and other operating costs, and rental rates and occupancy levels and, if our assumptions prove to be inaccurate, this may adversely affect our operations and results.
A number of our residential properties are part of homeowner’s associations (“HOAs”), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which are subject to change and may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our residential properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. Furthermore, in certain jurisdictions, HOAs may have a statutory right of first refusal to purchase certain types of properties we may desire to sell. Moreover, in certain jurisdictions (such as in Florida), HOAs may be entitled to dispute rent increases, which may result in arbitration. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for residential housing.
Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) are a major source of financing for residential real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for residential housing more generally may adversely affect interest rates, capital availability, development of residential communities and the value of residential assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the residential sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of residential assets, which could impair the value of a significant portion of residential communities. Specifically, the potential for a decrease in liquidity made available to the residential sector by Fannie Mae and Freddie Mac could:
•make it more difficult for us to secure new takeout financing for any residential development projects we acquire;
•hinder our ability to refinance any completed residential assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of residential assets; and
•require us to obtain other sources of debt capital with potentially different terms.
Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.
Substantially all of our residential leases are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues would be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any residential properties we acquire.
Increased levels of unemployment in residential markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, residential occupancy and rental rates have historically been adversely affected by:
•oversupply or reduced demand for apartment homes;
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.
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
We have and continue to expect to make investments in low income areas or affordable housing developments.
Investment opportunities may include projects and initiatives located in low-income areas, including, without limitation, low-income or affordable housing developments and businesses located in low income areas. There are significant risks associated with the ownership of these projects and initiatives. There may be federal, state and local governmental regulatory restrictions on the operation, rental and transfer of these investments, such as the requirement that the owners of the investments rent or sell certain residential units to persons or families of low or moderate income and that the amount of rent that may be charged for these units may be less than market rates. These restrictions may adversely affect economic performance relative to properties that are not subject to these restrictions. For example, selling property that is subject to affordable housing regulatory restrictions may limit its sale price, and accordingly adversely impact our investment performance. In addition, the long-term nature of investments in government-assisted housing limits our ability to vary our portfolio in response to changing economic, financial and investment conditions; these properties are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These properties also require greater management expertise and may have higher operating expenses than conventional housing projects. Certain of our properties were developed under the U.S. federal Low Income Housing Tax Credit (“LIHTC”) program, and such properties are subject to regulatory and rent restrictions. Properties in low-income areas may also (a) be in an early stage of development and not have a proven operating history, (b) be operating at a loss or have significant variations in operating results, (c) be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, (d) require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, (e) rely on the services of a limited number of key individuals, the loss of any of whom could significantly adversely affect a project’s performance, (f) face intense competition, including competition from companies and projects with greater financial resources, more extensive development, marketing and other capabilities, and a larger number of qualified management and technical personnel, (g) utilize innovative and untested operational and business strategies, including new business partnerships and teams, and (h) otherwise have a weak financial condition or be experiencing financial difficulties that could result in insolvency, liquidation, dissolution, reorganization or bankruptcy of the project. Congress and the current presidential administration of the U.S. have proposed various changes to the LIHTC program. In November 2021, the U.S. House of Representatives passed the Build Back Better Act (H.R. 5376), which included an expansion of the LIHTC program among other measures. The Build Back Better Act is not law and is subject to change. We cannot predict what proposals regarding the LIHTC, if any, might actually be enacted by Congress, and what effect, if any, the proposals might have on our operations. Further, there is often less publicly available information concerning these properties than for larger, more established businesses. These risks may adversely affect the performance of the properties and result in substantial losses. Furthermore, many of the risks associated with investing in real estate may be exacerbated in connection with properties in low-income areas. A downturn in the economy may impact the success of businesses in low-income areas and the operations of tenants in low-income areas. Businesses in which we have invested may experience declining revenues or file for bankruptcy. In addition, tenants in properties held by us may experience declining revenues, vacate the premises early, or file for bankruptcy, which could reduce a tenant’s ability to pay base rent, percentage rent or other charges. Finally, we may own certain low-income properties through complicated ownership structures due to tax or regulatory reasons, which may limit the flexibility we have in managing such properties.
The impacts of climate change, climate-related initiatives and regulations and the increased focus on sustainability, environmental, social and governance matters may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our operations. The United States Environmental Protection Agency, or EPA, finalized a series of GHG monitoring, reporting and emissions control rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have 684 properties in our investment portfolio. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that the United States Environmental Protection Agency (EPA) has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties. Further, new and emerging regulatory initiatives in the EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives such as the European Commission’s May 2018 “action plan on financing sustainable growth” and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements in the U.K. In addition, compliance with any applicable “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
Additionally, actual or perceived ESG matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, the physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating our properties, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
We may not be able to attract desirable tenants for our residential properties and may have difficulty evicting defaulting tenants.
Our success with residential rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential properties. If we are unable to attract quality tenants our rental revenues will be adversely affected. If certain of our tenants cease paying rent, we may be unable or unwilling to evict such tenants due to legal, regulatory or practical concerns and, as a result, may be unable to enter into a new lease for the applicable unit or property, resulting in lost revenue. In addition, our efforts to evict residential tenants may result in litigation, resulting in increased expenses and potential liability for our residential properties.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our residential properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating residential housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
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
Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.
To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by the U.S. Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will often need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.
Our data center investments are subject to risks from changes in demand, technology and tenant preferences and competition in the data center industry.
Our data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences, a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; increased competition, including from our tenants choosing to develop their own data centers; and the rapid development of new technologies or the adoption of new industry standards that render our tenants’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us.
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
Our self storage investments are subject to risks from fluctuating demand and competition in the self-storage industry.
Our self storage investments are subject to operating risks common to the self storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self storage properties in an area and the excess amount of self storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.
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
Recent trends in the real estate market and the sectors in which we invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), our office properties are affected by competition from shared office spaces (including co-working environments), our retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Inflation may adversely affect our financial condition and results of operations.
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities, property operating expenses, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.
Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our tenants’ businesses, any of which could have a negative effect on our results of operations.
The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Although we are generally not engaged in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues (particularly for our industrial or retail properties), which could impact their ability to meet their obligations to us under their leases.
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
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.
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
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
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
We invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a residential or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”
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
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our real estate debt portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
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
We have acquired and expect in the future to acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a Blackstone affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since certain of our executives are also executives of Blackstone, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
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
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
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
We have and in the future may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We have and in the future may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac. Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.
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
With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.
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
We have in the past and may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”
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
Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
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
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.
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
Risks Related to Debt Financing
Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;
•we may be subject to financial covenants under the terms of our debt instruments that limit the flexibility of our operations and may therefore have a negative impact on our results of operations; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
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
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. See “Investment Objectives and Strategies—Borrowing Policies.” We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
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
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential; and
•our current and potential future earnings and cash distributions.
We will need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions, such as those caused by the COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

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
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2021, a 10 basis point increase in each of the one-month U.S. denominated LIBOR, three-month U.S. denominated LIBOR, three-month GBP denominated LIBOR and three-month EURO denominated LIBOR rate would have resulted in an increase to our interest expense of $17.7 million, net of the impact from our interest rate swaps.
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
On July 27, 2017 the Financial Conduct Authority of the U.K. (the “FCA”), the regulator of the LIBOR administrator, announced that the FCA would no longer compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE

Benchmark Administration Limited (IBA), which is supervised by the FCA announced that it will cease publication of the 3-month U.S. Dollar denominated LIBOR (“USD LIBOR”) rate after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it appears highly likely that the 3-month USD LIBOR rate will be discontinued or modified after June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.
Our debt includes floating-rate loans and reverse repurchase agreements for which the interest rates are tied to LIBOR and real estate debt investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.
Our credit ratings may not reflect all risks of an investment in our debt securities.
Any credit ratings of us are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
Risks Related to our Relationship with the Adviser and the Dealer Manager
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
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
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee, sub-committees of the Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offering.
The dealer manager for the Offering is Blackstone Securities Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, our ability to raise proceeds through the Offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
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
The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Except in limited circumstances, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.
Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital. In addition, we are required to reimburse the Adviser or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Adviser under our Advisory Agreement. Accordingly, to the extent that the Adviser retains other parties to provide services to us, expenses allocable to us will increase.
Blackstone personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their portfolio entities, including other investment programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsor’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.
Blackstone is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the benefits that Blackstone could otherwise expect to utilize for the Adviser for purposes of identifying and managing our investments.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Other Blackstone Accounts and their portfolio entities and third parties, will in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Adviser or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, may reduce the benefits that Blackstone could otherwise expect to utilize for the Adviser for purposes of identifying and managing our investments. Blackstone personnel may be unable, for example, to assist with our activities of as a result of these walls. There can be no assurance that additional restrictions won’t be imposed that would further limit the ability of Blackstone to share information internally.
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
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can be expected to also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by its portfolio entities. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities, or advise on such transactions. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with other transactions involving conflicts described herein, to the fullest extent permitted by law. Sales of securities for our account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time. Blackstone employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including our potential competitors. Our stockholders will not receive any benefit from any such investments.
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
Blackstone receives or obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data”. Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from us, Other Blackstone Account and portfolio entities. Blackstone has entered and will continue to enter into information sharing and use arrangements, which will give Blackstone access to (and rights regarding) data that it would not otherwise obtain in the ordinary course, with us, Other Blackstone Accounts, portfolio entities, related parties and service providers. Although Blackstone believes that these activities improve Blackstone’s investment management activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information from a portfolio entity can be expected to enable Blackstone to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities.
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
Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, industry experts, joint venture and other partners and professionals, any of whom might be current or former executives or other personnel of the Adviser, its affiliates, portfolio entities or Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and portfolio entities retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a portfolio entity to Consultants in connection with the above services, including cash fees, profits, or equity interests in a portfolio entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as our expenses or expenses of the portfolio entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser, or offset or reduce any management fees to the Adviser. Also, Consultants may co-invest alongside us in investments, participate in long-term incentive plans of a portfolio entity, which generally will result in us being allocated a smaller share of an investment. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant.
The time, dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant advises our sponsor on transactions, provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Advisory Agreement, the compensation to such Consultants could be borne fully by us (with no reduction or offset to the management fee paid to the Adviser). If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts.
We may source, sell and/or purchase assets either to or from the Adviser and its affiliates or issued by affiliates of the Adviser, and such transactions may cause conflicts of interest.
We have in the past purchased assets from affiliates of the Adviser and in the future may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Blackstone Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. We may also source, sell to and/or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping with ours.It is expected that some activities of Blackstone, Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account. Our sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities are allocated among us and one or more Other Blackstone Accounts in accordance with our sponsor’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which may be pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives or focus of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., a joint venture between us and an Other Blackstone Account must be on substantially similar terms), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (including, but not limited to, (A) allocations necessary for us or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Blackstone Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (iv) maintaining structuring and financing flexibility for shared investments (which can result in sharing an investment opportunity equally to the extent each party has sufficient available capital to do so), (v) avoiding allocation that could result in de minimis or odd lot investments or allocating to a single vehicle when investments are smaller in size and (vi) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).
Currently, Private Core+ Accounts invest in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, residential, industrial, retail and life sciences assets in major cities and markets across the U.S. and Canada. To the extent an investment is determined by Blackstone to satisfy the investment objectives of us and the Private Core+ Accounts, such investment will be generally allocated in accordance with Blackstone’s prevailing policies and procedures described above. Certain Other Blackstone Accounts also invest in real estate debt with investment objectives or guidelines that overlap with ours but do not have priority over us. To the extent an investment is determined by Blackstone to satisfy the investment objectives of us and such Other Blackstone Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above.
Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities and select investments (e.g., certain core+ life sciences investments, private real estate loans, European and infrastructure investments) will be first offered to certain Other Blackstone Accounts (which we generally expect to have investment strategies distinct from ours but can overlap to some extent). Other Blackstone Accounts having priority over us will result in fewer investment opportunities being made available to us.
The Adviser and its affiliates calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion, taking into account a variety of considerations, which may include, without limitation, net asset value, any actual or anticipated allocations, expected future fundraising and uses of capital, expected investor and other third-party co-investment allocation (i.e., when additional capital is raised alongside a fund for a single investment) of Other Blackstone Accounts, applicable investment guidelines, excuse rights and investor preferences, any or all reserves, vehicle sizes and stages of investment operations (e.g., early in a vehicle's investment operations, the vehicle may receive larger allocations than it otherwise would in connection with launching and ramping up), targeted amounts of securities as determined by the Adviser and its affiliates, geographic limitations and actual or anticipated capital needs or other factors determined by the Adviser and its affiliates. Preliminary investment allocation decisions will generally be made on or prior to the time we and such Other Blackstone Accounts commit to make the investment (which in many cases is when the purchase agreement (or equivalent) in respect of such investment opportunity is signed), and are expected to be updated from time to time prior to the time of consummation of the investment (including after deposits are made thereon) due to changes in the factors that Blackstone considers in making investment allocations among us and Other Blackstone Accounts, including, for example, due to changes in available capital (including as a result of investor subscriptions or withdrawals, deployment of capital for other investments or a reassessment of reserves), changes in portfolio composition or changes in actual or expected investor or third-party co-investment allocation, in each case between the time of committing to make the investment and the actual funding of the investment. Such adjustments in investment allocations could be material, could result in a reduced or increased allocation being made available to us and there can be no assurance that we will not be adversely affected thereby. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Blackstone Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other Blackstone Accounts may adversely impact our allocation of particular investment opportunities. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.
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
We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances, the Adviser will be unaware of an Other Blackstone Account’s participation, as a result of information walls or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, in certain circumstances we will likely recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Adviser may take to mitigate the conflict, Blackstone may be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made.
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
To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
Our sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Blackstone Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Blackstone Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Blackstone Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates, and therefore among us and the Other Blackstone Accounts acquiring any of the assets, securities and instruments, although our sponsor could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other Blackstone Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our sponsor will have conflicting loyalties between its duties to us and to Other Blackstone Accounts.
Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, our sponsor will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts.
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
It is expected that Blackstone will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Blackstone (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Blackstone Account or another Blackstone real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Blackstone Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other Blackstone Accounts.
Blackstone may raise and/or manage Other Blackstone Accounts, which could result in the reallocation of Blackstone personnel and the direction of potential investments to such Other Blackstone Accounts.
Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or residential) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.
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
Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us.
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us.
Pursuant to the terms of our Advisory Agreement, the Adviser may retain, for and on our behalf and at our expense, the services of certain other persons and firms as the Adviser deems necessary or advisable in connection with our management as operations. Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment or commercial banking firms) are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts and their portfolio entities, the Dealer Manager, the Adviser and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts and their respective affiliates, personnel or family members of personnel of the foregoing. Expenses allocable to us may increase where service providers are retained to provide services to us.
Certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or Other Blackstone Accounts or their portfolio companies pursuant to various arrangements including at cost or at no cost. In certain circumstances, we may also have significant control in selecting individuals or dedicated teams at such advisors and service providers and in determining their compensation. While often we and such Other Blackstone Accounts and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.

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
Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset or company; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans, property, title and/or other types of insurance and related services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.
Portfolio entities of Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our portfolio entities may be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters. These agreements, transactions and other arrangements will involve payment of fees and other amounts, none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated portfolio entities or allow our portfolio entities to be engaged by Blackstone-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
We may engage portfolio entities of Other Blackstone Accounts and Other Blackstone Accounts may engage our portfolio entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, corporate secretarial services, data management, directorship services, finance/budget, human resources, information technology, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, tax and treasury; (b) loan management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, loan servicing and administrative services, and cash management); (c) management services (i.e., management by a portfolio entity, Blackstone affiliate or third party (e.g., a third-party manager) of operational services); (d) operational services (i.e., general management of day to day operations, including, without limitation, construction management, leasing services, project management and property management); and (e) transaction support services (including, without limitation, managing relationships with brokers and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development works, overseeing brokers, lawyers, accountants and other advisors, providing legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits, and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).
Such portfolio entities of Other Blackstone Accounts that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:
LivCor. We have engaged LivCor, L.L.C., a portfolio company owned by a Blackstone-advised fund for certain of our residential properties.
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
Longview. We have engaged Longview Senior Housing Advisors, LLC, a portfolio company owned by a Blackstone-advised fund for certain of our senior living residential properties.
Revantage. We have engaged Revantage Corporate Services, LLC (“Revantage”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), and transaction support services.
Beam Living. We have engaged Beam Living, a portfolio company owned by a Blackstone-advised fund for certain of our residential properties.
We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for our benefit to us, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio property; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore we could pay more than our pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone may engage our portfolio entities, including Simply Self Storage, QTS Realty Trust, Home Partners of America, April Housing and any of our future portfolio entities, to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio entity incurred prior to such engagement.
We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone funds such as Other Blackstone Accounts. In certain instances a similar company could be owned or controlled by Blackstone directly. Service providers described in this risk factor are generally owned and controlled by a Blackstone fund, such as the Other Blackstone Accounts.
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
Blackstone-affiliated service providers and vendors, include, without limitation:
CTIMCO. CT Investment Management LLC (“CTIMCO”), is the investment management business operated by Blackstone Real Estate Debt Strategies that specializes in real estate-related debt investments with a focus on mortgage loans that are backed by commercial real estate assets, which may be engaged by us and Other Blackstone Accounts as a special servicer. Special servicers are responsible for managing underlying loans of the CMBS that are in default, including exercising remedies. The fees for special servicers are set forth in a pooling and servicing arrangement at the creation of the CMBS. See “—General Risks Related to Investments in Real Estate Debt—There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.” In cases where we and/or Other Blackstone Accounts control the controlling class of securities in a CMBS that has the power to appoint or remove the special servicer, we and/or Other Blackstone Accounts may determine to appoint or replace an existing third party special servicer with CTIMCO. In any such replacement, CTIMCO would be entitled to receive the same fees that the former third party special servicer was entitled to receive (including any arrangements, if any, entered into with the former special servicer by which the special servicer agreed to share a portion of its fee with us and/or Other Blackstone Accounts pro rata based on ownership of the controlling class of the CMBS). As special servicer, CTIMCO would be obligated to act in the best interests of all holders of securities of the CMBS, not just the class or classes of securities held by us. As a result, CTIMCO may not always act in our best interest.
LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, LNLS will benchmark such fees to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments or overall performance, which could be in the form of shares of our common stock. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
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
For more information regarding our relationships with Blackstone entities providing services to us or our subsidiaries, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, as well as “Transactions with Related Persons and Certain Control Persons—Our Relationship with Our Adviser and Blackstone—Affiliate Service Agreements” in our definitive Proxy Statement on Schedule 14A, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, each as incorporated herein by reference.
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
We will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof) and will otherwise enter into operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and portfolio entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone and its personnel, or Other Blackstone

Accounts and their portfolio entities, including as a result of transactions entered into by us, and such commissions or payment will not offset the management fee payable to the Adviser. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio entity of an Other Blackstone Account is providing such a service, such portfolio entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular portfolio entity providing the service will, in certain circumstances, be greater than those received by us in receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements.
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
We and Other Blackstone Accounts have self-insured through a captive insurance company (the “captive”) owned entirely by its participants (including us and such Other Blackstone Accounts). This arrangement is expected to provide us with greater control over our insurance program and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. An affiliate of our sponsor manages the captive, oversees its operations and service providers, provides a guarantee for a letter of credit to help capitalize it and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above). A third-party insurance services firm will provide brokerage, administration and insurer management services. The fees and expenses of the captive, including insurance premiums and fees paid to its manager, will be borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of the captive, including us, is required to make additional capital contributions in certain circumstances. While the captive is expected to be beneficial to us, there can be no assurance that different allocations or arrangements than those described above would not result in us and our portfolio properties bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies relative to Other Blackstone Accounts or otherwise.
Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses). Additionally, Blackstone is also expected to determine to share the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
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
We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $75.0 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, LIBOR plus 2.50%. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.
The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Blackstone personnel.
The officers, directors, members, managers and employees of the Dealer Manager and the Adviser can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
We have and continue to expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. In certain circumstances, we may provide financing, guarantees, enter into currency or derivative transactions or other similar arrangements for access funds primarily created to hold shares of our common stock, including in order to support currency hedging programs at such access funds. These arrangements may cause us to use our funds for such arrangements as opposed to alternative uses and could expose us to certain risks. The Adviser may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be limited partners in Other Blackstone Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
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
A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock— Distributions, and—Repurchases of our Common Stock” in the Prospectus.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Reform Bill, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
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
Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. According to publicly released statements, a top legislative priority of President Biden’s administration and of Democrats in the Senate and the House of Representatives is significant tax increases and various other changes to U.S. tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of tax reform and any potential tax changes on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.
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
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
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
General Risk Factors
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
We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We invest in derivatives, which involve numerous risks” above.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 11, 2022 there were 108,850 holders of record of our Class S common stock, 47,236 holders of record of our Class I common stock, 11,761 holders of record of our Class T common stock and 28,839 holders of record of our Class D common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2021:

	Class S Shares	Class I Shares	Class T Shares(1)	Class D Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%
(1)For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class T shares the stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares.
The Dealer Manager, a registered broker- dealer affiliated with the Adviser, anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to, participating broker-dealers. Through December 31, 2021, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering for further details on how our NAV is determined.
The following table presents our monthly NAV per share for each of the four classes of shares from January 31, 2019 through December 31, 2021:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2019	$10.8756	$10.8524	$10.6835	$10.7359
February 28, 2019	10.9142	10.8906	10.7202	10.7724
March 31, 2019	10.9458	10.9218	10.7502	10.8019
April 30, 2019	10.9756	10.9480	10.7769	10.8304
May 31, 2019	11.0625	11.0350	10.8612	10.9146
June 30, 2019	11.1022	11.0755	10.9007	10.9481
July 31, 2019	11.2241	11.1969	11.0191	11.0660
August 31, 2019	11.3286	11.3030	11.1221	11.1661
September 30, 2019	11.4074	11.3816	11.2000	11.2407

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
October 31, 2019	11.4263	11.4008	11.2193	11.2588
November 30, 2019	11.4634	11.4379	11.2553	11.2945
December 31, 2019	11.4725	11.4473	11.2642	11.3022
January 31, 2020	11.5029	11.4776	11.2933	11.3311
February 29, 2020	11.4430	11.4183	11.2339	11.2715
March 31, 2020	10.4637	10.4391	10.2709	10.3054
April 30, 2020	10.4825	10.4493	10.2997	10.3487
May 31, 2020	10.5798	10.5464	10.3947	10.4438
June 30, 2020	10.7439	10.7100	10.5557	10.6047
July 31, 2020	10.7800	10.7471	10.5914	10.6392
August 31, 2020	10.9604	10.9271	10.7676	10.8166
September 30, 2020	11.2015	11.1686	11.0048	11.0532
October 31, 2020	11.3607	11.3279	11.1613	11.2028
November 30, 2020	11.4751	11.4424	11.2733	11.3124
December 31, 2020	11.5878	11.5547	11.3847	11.4213
January 31, 2021	11.6987	11.6657	11.4940	11.5267
February 28, 2021	11.8193	11.7875	11.6145	11.6436
March 31, 2021	11.9269	11.8964	11.7233	11.7476
April 30, 2021	12.1273	12.0979	11.9228	11.9419
May 31, 2021	12.4355	12.4088	12.2307	12.2443
June 30, 2021	12.6302	12.6072	12.4301	12.4303
July 31, 2021	12.9192	12.8989	12.7174	12.7079
August 31, 2021	13.2188	13.2019	13.0184	12.9906
September 30, 2021	13.5118	13.5008	13.3152	13.2637
October 31, 2021	13.9072	13.9017	13.7102	13.6467
November 30, 2021	14.0657	14.0634	13.8756	13.7987
December 31, 2021	14.3008	14.2998	14.1112	14.0283

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2021 ($ and shares/units in thousands):

Components of NAV	December 31, 2021
Investments in real estate	$83,530,518
Investments in real estate debt	8,995,939
Investments in unconsolidated entities	6,034,216
Cash and cash equivalents	989,674
Restricted cash	2,432,559
Other assets	4,543,832
Mortgage notes, term loans, and revolving credit facilities, net	(41,728,260)
Secured financings of investments in real estate debt	(4,706,632)
Subscriptions received in advance	(1,746,910)
Other liabilities	(1,907,573)
Accrued performance participation allocation	—
Management fee payable	(56,607)
Accrued stockholder servicing fees(1)	(14,456)
Non-controlling interests in joint ventures	(2,285,324)
Net Asset Value	$54,080,976
Number of outstanding shares/units	3,788,138

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $14.5 million accrued for purposes of our NAV and the $1.2 billion accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$17,938,158	$29,838,366	$808,394	$4,083,452	$1,412,606	$54,080,976
Number of outstanding shares/units	1,254,348	2,086,631	57,287	291,087	98,785	3,788,138
NAV Per Share/Unit as of December 31, 2021	$14.3008	$14.2998	$14.1112	$14.0283	$14.2998
(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2021:

Property Type	Discount Rate	Exit Capitalization Rate
Residential	6.7%	4.7%
Industrial	6.0%	4.9%
Net Lease	6.7%	5.9%
Data Centers	6.7%	5.7%
Hospitality	9.1%	9.3%
Self Storage	7.0%	5.1%
Retail	6.9%	5.4%
Office	6.6%	5.0%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Residential Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Retail Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.7%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.7)%	(1.7)%	(1.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.7%	+3.8%	+2.5%	+1.4%	+2.4%	+3.1%	+3.2%	+3.6%
(weighted average)	0.25% increase	(3.3)%	(3.5)%	(2.3)%	(1.3)%	(2.3)%	(2.9)%	(2.9)%	(3.3)%

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2021
Stockholders’ equity	$36,645,403
Non-controlling interests attributable to BREIT OP	640,267
Redeemable non-controlling interest	589,900
Total partners’ capital of BREIT OP under GAAP	37,875,570
Adjustments:
Accrued stockholder servicing fee	1,221,136
Organization and offering costs	2,045
Accrued affiliate incentive compensation awards	(59,853)
Accumulated depreciation and amortization under GAAP	4,650,068
Unrealized net real estate and real estate debt appreciation	10,392,010
NAV	$54,080,976
The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
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
–Under GAAP, the affiliate incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity, resulting in no impact to Stockholders’ Equity. For purposes of calculating NAV, we value the awards based on performance in the applicable period and deduct such value from NAV.

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
Distributions
Beginning March 31, 2017, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same aggregate gross distribution per share, which was $0.6508 per share for the year ended December 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes for the years ended December 31, 2021, 2020 and 2019:

Declaration Year	Class S Shares	Class I Shares	Class T Shares	Class D Shares
2019	$0.5412	$0.6363	$0.5428	$0.6087
2020	0.5412	0.6354	0.5425	0.6080
2021	0.5412	0.6508	0.5427	0.6191
For the years ended December 31, 2021, 2020 and 2019, we declared distributions in the amount of $1.6 billion, $948.0 million and $433.6 million, respectively. The following table outlines the tax character of our distributions paid in 2021, 2020 and 2019 as a percentage of total distributions. The distribution declared on December 31, 2021, 2020, and 2019 was paid in January of the following year and is excluded from the analysis below as it was a 2022, 2021, and 2020 tax event.

	Ordinary Income(1)	Capital Gains(2)	Return of Capital
2019 Tax Year	8.75%	1.17%	90.08%
2020 Tax Year	—%	—%	100.00%
2021 Tax Year	4.73%	3.36%	91.91%
(1)4.73% of the distributions paid in 2021 are non-qualified. 8.60% and 0.15% of the distributions paid in 2019 are non-qualified and qualified, respectively.
(2)In 2019, 13.80% of the 1.17% is the unrecaptured gain under section 1250 of the Code.
The following table details our distributions declared during the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$758,741	47%	$439,522	46%	$169,669	39%
Reinvested in shares	843,172	53%	508,512	54%	263,897	61%
Total distributions	$1,601,913	100%	$948,034	100%	$433,566	100%
Sources of Distributions
Cash flows from operating activities	$1,601,913	100%	$948,034	100%	$433,566	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$1,601,913	100%	$948,034	100%	$433,566	100%

Cash flows from operating activities	$1,783,085		$971,904		$600,927
Funds from Operations(1)	$1,210,441		$406,071		$358,565
Adjusted Funds from Operations(1)	$1,286,347		$732,421		$441,981
Funds Available for Distribution(1)	$1,289,474		$784,901		$431,082
(1)See “—Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized (gains) losses from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (viii) gain or loss on involuntary conversion, (ix) amortization of deferred financing costs, (x) losses (gains) on extinguishment of debt, and (xi) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to BREIT stockholders	$(804,783)	$(853,399)	$(401,771)
Adjustments to arrive at FFO:
Depreciation and amortization	2,093,023	1,398,965	824,039
Impairment of investments in real estate	—	12,343	—
Net loss (gain) on dispositions of real estate	1,523	(113,173)	(35,035)
Amount attributable to non-controlling interests for above adjustments	(79,322)	(38,665)	(28,668)
FFO attributable to BREIT stockholders	1,210,441	406,071	358,565
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(165,986)	(154,093)	(22,590)
Amortization of above and below-market lease intangibles	(24,680)	(18,610)	(9,612)
Amortization of mortgage premium/discount	(2,879)	(1,223)	(285)
Unrealized (gains) losses from changes in fair value of financial instruments(1)	(1,208,557)	241,554	(47,651)
Net forfeited investment deposits	—	12,750	—
Amortization of restricted stock awards	580	400	400
Non-cash performance participation allocation	1,378,959	192,648	141,396
Non-cash incentive compensation awards	14,368	1,394	2,000
Gain on involuntary conversion	—	(275)	(1,389)
Amortization of deferred financing costs	66,209	41,216	21,697
Loss on extinguishment of debt	16,331	10,356	—
Amount attributable to non-controlling interests for above adjustments	1,561	233	(550)
AFFO attributable to BREIT stockholders	1,286,347	732,421	441,981
Adjustments to arrive at FAD:
Non-cash management fee	445,291	224,776	108,115
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(253,886)	(133,628)	(69,834)
Stockholder servicing fees	(118,811)	(66,910)	(42,501)
Realized (gains) losses on financial instruments(1)	(67,316)	29,820	(6,035)
Amount attributable to non-controlling interests for above adjustments	(2,151)	(1,578)	(644)
FAD attributable to BREIT stockholders	$1,289,474	$784,901	$431,082

(1)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, investments in equity securities, and derivatives. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt and our investments in equity securities.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the years ended December 31, 2021 and 2020, the Adviser elected to receive its management fees in Class I shares. We issued 30.1 million unregistered Class I shares to the Adviser in satisfaction of the 2021 management fees through November 2021. Additionally, we issued 4.0 million unregistered Class I shares to the Adviser in January 2022 in satisfaction of the December 2021 management fee.
The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 9 to the consolidated financial statements, the 2021 performance participation allocation became payable on December 31, 2021 and on December 31, 2021, we issued approximately 55.2 million Class I shares and 41.2 million Class I units in BREIT OP to the Special

Limited Partner as payment for the 2021 performance participation allocation. Each Class I unit is exchangeable into one Class I share. Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
As further described in Note 2 and Note 9 to our consolidated financial statements, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers and Simply Self Storage that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us. The 2021 portfolio company and Simply Self Storage incentive compensation awards of $53.8 million became payable on December 31, 2021 and in January 2022, we issued approximately 3.5 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies and 0.3 million Class I shares to employees of Simply Self Storage. The 2020 portfolio company incentive compensation awards of $1.1 million became payable on December 31, 2020 and in January 2021, we issued approximately 0.1 million Class I units in BREIT OP to certain employees of our affiliated portfolio companies.
We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares and offer interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2021, we received $7.3 billion from selling 570.4 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
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
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify and suspend our share repurchase plan if it deems such action to be in our best interests and the best interests of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended December 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2021	22,491,236	0.3%	$13.48	7,677,299	—
November 2021	4,378,129	0.1%	13.86	4,378,129	—
December 2021	7,208,005	0.2%	13.98	7,208,005	—
Total	34,077,370	N/M	$13.63	19,263,433	—
(1)Includes 14,813,937 Class I shares previously issued to the Adviser as payment for management fees. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $200.0 million. As of December 31, 2021, the Adviser owned 11,274,706 of our Class I common shares.
(2)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(3)All repurchase requests under our share repurchase plan were satisfied.
As of December 31, 2021, the Special Limited Partner held 41,252,364 Class I units in BREIT OP and 55,203,491 Class I shares of BREIT, which include the payment of the 2021 performance participation allocation. The redemption of Class I units, Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.
ITEM 6.    [RESERVED]

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
Overview
BREIT invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the Company's unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of March 11, 2022, we have received net proceeds of $53.3 billion from the sale of shares of our common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “ Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Recent Developments
The novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

2021 Highlights
Operating Results:
•Declared monthly net distributions totaling $1.6 billion for the year ended December 31, 2021. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	4.3%	5.2%	4.4%	5.0%
Year-to-Date Total Return, without upfront selling commissions(2)	28.7%	30.2%	29.4%	29.0%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	24.4%	N/A	25.0%	27.1%
Inception-to-Date Total Return, without upfront selling commissions(2)	12.4%	13.4%	13.0%	13.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	11.6%	N/A	12.2%	13.1%
Investments:
•Acquired 672 residential, 272 industrial, 31 self storage, 13 retail, eight hospitality, four office, and two data center properties across 65 transactions with a total purchase price of $36.9 billion during the year ended December 31, 2021. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets and included the following:
◦Acquired the ACE Affordable Housing Portfolio from American International Group, Inc. (“AIG”) for $5.1 billion, plus the assumption of debt. BREIT’s investment reflects a majority economic interest in a series of consolidated and unconsolidated partnerships that own 653 affordable housing communities totaling approximately 80,151 apartments located throughout the U.S. The portfolio consists of primarily suburban, garden-style properties concentrated in growth markets in California, Colorado, Texas and Virginia and has maintained high occupancy. The U.S. housing portfolio was originally developed under the Federal Low Income Housing Tax Credit (LIHTC), and existing regulatory and rent restrictions apply to 100% of the properties.
◦Acquired Home Partners of America (“HPA”), valuing the Company at $5.9 billion. HPA is one of the largest private owners and operators of single‐family rental (“SFR”) homes in the United States with a high-quality portfolio of over 17,000 homes across the country, a portion of which is unconsolidated. We have since grown the portfolio to 22,575 homes as of December 31, 2021.
•Invested $1.4 billion alongside Blackstone Infrastructure Partners and other long-term perpetual capital vehicles managed by Blackstone in the acquisition of all outstanding shares of common stock of QTS Realty Trust (NYSE: QTS) (“QTS”). QTS is a leading provider of data center solutions with a $10.0 billion portfolio of high-quality assets in top tier data center markets.
•Invested $5.5 billion in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds, term loans, and other investments in debt issued by real estate-related companies during the year ended December 31, 2021.
Capital Activity and Financings:
•Raised $24.3 billion from the sale of our common stock during the year ended December 31, 2021. Repurchased $1.4 billion of our common stock during the year ended December 31, 2021.
•Increased property-level financings by $21.5 billion and increased the financings secured by our investments in real estate debt by $2.6 billion during the year ended December 31, 2021.
Overall Portfolio:
•Our portfolio as of December 31, 2021 consisted of investments in real estate (91% based on fair value) and investments in real estate debt (9%).
•Our 3,077 properties(3) as of December 31, 2021 consisted primarily of Residential (53% based on fair value), Industrial (29%), and Net Lease (7%), and our portfolio of real estate was concentrated in the following regions: South (39%), West (34%), East (15%), and Midwest (11%).
•Our investments in real estate debt as of December 31, 2021 consisted of a diversified portfolio of CMBS, RMBS, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

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
(3)Excludes 22,575 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2021:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2021:
1     Property Type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Real estate investments” includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments.

The following table provides a summary of our portfolio as of December 31, 2021:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Residential(6)	1,072	237,553 units	95%	$12,484	$47,562,466	$1,651,872	40%
Industrial	1,658	313,452 sq. ft.	97%	$5.17	25,531,091	1,195,277	29%
Net lease	3	24,748 sq. ft.	100%	N/A	6,022,394	473,374	12%
Hospitality	66	11,147 keys	62%	$143.39/$89.59	2,836,788	422,625	10%
Self Storage	181	13,994 sq. ft.	91%	$14.19	2,480,923	152,462	4%
Data Centers	59	10,204 sq. ft.	100%	$13.57	2,239,295	65,175	2%
Retail	32	5,699 sq. ft.	96%	$21.97	1,775,058	68,044	2%
Office	6	1,312 sq. ft.	100%	$33.55	932,329	46,914	1%
Total	3,077				$89,380,344	$4,075,743	100%

(1)Residential, Industrial, Net Lease, Data Centers and Retail, include properties owned by unconsolidated entities. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)For our industrial, data center, retail and office investments, occupancy includes all leased square footage as of December 31, 2021. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2021. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended December 31, 2021. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2021. Hospitality investments owned less than 12 months are excluded. Unconsolidated investments are excluded from occupancy calculations.
(3)For industrial, data centers, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized December 31, 2021 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For multifamily and residential properties other than manufactured housing, average effective annual base rent represents the base rent for the year ended December 31, 2021 per leased unit, and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended December 31, 2021. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of December 31, 2021.
(5)Segment revenue is presented for the twelve months ended December 31, 2021. Residential, Industrial, Net Lease, Data Centers, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
(6)Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Residential units include manufactured housing sites, student housing beds, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of December 31, 2021:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Residential:
TA Multifamily Portfolio	6	Various	April 2017	100%	2,514 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	93%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	95%
ACG II Multifamily	4	Various	Sept. 2017	94%	932 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	92%
Aston Multifamily Portfolio	18	Various	Various	100%	3,991 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	95%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	94%
The Boulevard	1	Phoenix, AZ	April 2018	100%	294 units	98%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	94%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	96%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	91%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	94%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	94%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	92%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	95%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	95%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	97%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	90%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	92%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	94%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	94%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	91%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	92%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	93%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	95%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	92%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	96%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	93%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	92%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	96%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	95%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	95%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	96%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	93%
Encore Tessera Multifamily	1	Phoenix, Arizona	May 2021	80%	240 units	93%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	85%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	91%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	92%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	93%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	92%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	96%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	95%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	97%
Roman 2.0 Multifamily Portfolio	19	Various	Dec. 2021	100%	6,045 units	96%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	91%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Highroads MH	3	Phoenix, AZ	April 2018	99.6%	265 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	95%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	98%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	94%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	94%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	98%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	81%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	35	Various	Dec. 2020	99.6%	7,578 units	86%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	92%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	10,610 units	97%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	840 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	5,416 units	95%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	776 units	96%
Intel Student Housing Portfolio	1	Reno, NV	Dec. 2021	98%	709 units	98%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	99%
Home Partners of America(4)	N/A(1)	Various	Various	Various(4)	22,575 units	97%
Quebec Independent Living Portfolio	10	Quebec, Canada	Aug. 2021	95%	2,877 units	81%
Ace Affordable Housing Portfolio(5)	652	Various	Dec. 2021	Various(5)	79,759 units	96%
Florida Affordable Housing Portfolio	45	Various	Dec. 2021	100%	11,357 units	98%
Total Residential	1,072				237,553 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	99%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Canyon Industrial Portfolio	145	Various	March 2018	100%	20,954 sq. ft.	99%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,014 sq. ft.	96%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	95%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	98%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	91%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	315	Various	Sept. 2019	100%	63,979 sq. ft.	96%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	96%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	95%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	100%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Rico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(5)	19	Various	Jan. & Aug. 2021	85%	2,927 sq. ft.	100%
Vault Industrial Portfolio(5)	35	Various	Jan. 2021	46%	6,587 sq. ft.	98%
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	95%
NW Corporate Center	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(5)	27	Various UK	July & Oct. 2021	26.7%	8,720 sq. ft.	97%
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	23%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio	133	Various	Oct. 2021	Various	40,285 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Malborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(5)	13	Various Germany	Oct. 2021	10.1%	1,153 sq. ft.	N/A(5)
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	99%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(5)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A(5)
Carrix Ports Portfolio(6)	0	Various	Nov. 2021	7.9%	0 sq. ft.	N/A(5)
Evergreen Industrial Portfolio(5)	12	Various	Dec. 2021	10%	6,068 sq. ft.	N/A(5)
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	95%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	100%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	39%
Bluefin Industrial Portfolio(5)	70	Various	Dec. 2021	22.5%	10,774 sq. ft.	N/A(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Total Industrial	1,658				313,452 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
MGM Grand Net Lease(5)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A(5)
Mandalay Bay Net Lease(5)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A(5)
Total Net Lease	3				24,748 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(5)	48	Various	Aug. 2021	35.7%	8,303 sq. ft.	N/A(5)
Total Data Centers	59				10,204 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	63%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	44%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	73%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	64%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	61%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	78%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	82%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	71%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	47%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	61%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	81%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	77%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	69%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	66%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	35%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	46%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	72%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	545 keys	91%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	52%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	29%
Total Hospitality	66				11,147 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,440 sq. ft.	92%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	95%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,114 sq. ft.	90%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	89%
Simply Self Storage	102	Various	Dec. 2020	100%	8,586 sq. ft.	92%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	95%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	93%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	66 sq. ft.	92%
Flamingo Self Storage Portfolio	6	Various	Various	98%	380 sq. ft.	95%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	87%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,210 sq. ft.	90%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	89%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	93%
Total Self Storage	181				13,994 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	100%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	72%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	93%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(5)	6	Various	Oct. 2021	50%(5)	1,227 sq. ft.	N/A(5)
Bingo Retail Portfolio	12	Various	Dec 2021	100%	2,153 sq. ft.	97%
Total Retail	32				5,699 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	98%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov 2021	97%	366 sq. ft.	94%
Total Office	6				1,312 sq. ft.

Total Investments in Real Estate	3,077

(1)Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Residential units include multifamily units, affordable housing homes, manufactured housing sites, student housing beds, single family rental homes and senior living units. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(3)For our industrial, data center, retail and office investments, occupancy includes all leased square footage as of December 31, 2021. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2021. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended December 31, 2021. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2021. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2021. Hospitality investments owned less than 12 months are excluded.
(4)Includes a 100% interest in 12,801 consolidated single family rental properties, a 27.8% interest in 9,071 unconsolidated single family rental properties, and a 12.2% interest in 703 unconsolidated single family rental properties.
(5)Investment is unconsolidated. Occupancy is excluded for unconsolidated investments.
(6)Consists of a joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a logistics business.
Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of December 31, 2021 ($ and square feet data in thousands). The table below excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022	614	127,194	9%	22,349	11%
2023	604	152,921	11%	28,014	14%
2024	679	174,272	12%	32,205	16%
2025	456	113,650	8%	19,725	10%
2026	515	160,166	11%	29,885	15%
2027	274	107,007	8%	20,361	10%
2028	174	80,521	6%	13,037	7%
2029	95	56,091	4%	7,923	4%
2030	97	79,145	6%	9,489	5%
2031	57	24,915	2%	3,229	2%
Thereafter	86	320,792	23%	13,189	6%
Total	3,651	$1,396,674	100%	199,406	100%
(1)Annualized base rent is determined from the annualized December 31, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type based on fair value as of December 31, 2021:

Credit Rating

AAA
<1%
AA
<1%
CCC
<1%
A
1%
BBB
4%
Private
CRE
Loans
18%
Not
Rated
36%
BB
19%
B
22%

Collateral Type

Net Lease <1%
Other 4%
Retail <1%
Diversified 5%
Office 7%
Industrial 34%
Hospitality 24%
Residential 26%

The following table details our investments in real estate debt as of December 31, 2021 ($ in thousands):

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+3.6%	11/13/2033	$7,176,097	$7,090,490	$7,055,276
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Total real estate securities	3.7%	4/27/2034	7,459,217	7,372,465	7,336,436
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,716
Other investments(4)	3.7%	7/25/2029	227,958	198,909	198,787
Total investments in real estate debt	3.8%	9/16/2032	$9,161,792	$9,045,181	$8,995,939
(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of December 31, 2021 for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of December 31, 2021, we have interest rate swaps outstanding with a notional value of $1.1 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion as of December 31, 2021. In addition, CMBS includes zero-coupon securities of $208.8 million as of December 31, 2021.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year ended December 31,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenue	$3,140,528	$2,235,872	$904,656
Hospitality revenue	412,338	248,909	163,429
Other revenue	143,805	66,867	76,938
Total revenues	3,696,671	2,551,648	1,145,023
Expenses
Rental property operating	1,192,571	751,779	440,792
Hospitality operating	316,144	261,472	54,672
General and administrative	32,046	25,653	6,393
Management fee	445,291	224,776	220,515
Performance participation allocation	1,378,959	192,648	1,186,311
Impairment of investments in real estate	—	12,343	(12,343)
Depreciation and amortization	1,919,932	1,362,151	557,781
Total expenses	5,284,943	2,830,822	2,454,121
Other income (expense)
Income from unconsolidated entities	205,980	88,571	117,409
Income (loss) from investments in real estate debt	498,107	(120,917)	619,024
Net gain on dispositions of real estate	7,881	113,173	(105,292)
Interest expense	(835,283)	(712,931)	(122,352)
Loss on extinguishment of debt	(16,331)	(10,356)	(5,975)
Other income (expense)	891,754	54,232	837,522
Total other income (expense)	752,108	(588,228)	1,340,336
Net loss	$(836,164)	$(867,402)	$31,238
Net loss attributable to non-controlling interests in third party joint ventures	$22,090	$2,417	$19,673
Net loss attributable to non-controlling interests in BREIT OP	9,291	11,586	(2,295)
Net loss attributable to BREIT stockholders	$(804,783)	$(853,399)	$48,616
Net loss per share of common stock — basic and diluted	$(0.30)	$(0.53)	$0.23
Rental Revenue
During the year ended December 31, 2021, rental revenue increased $904.7 million as compared to the year ended December 31, 2020. The increase can primarily be attributed to a $96.5 million increase in same property revenues and an $808.2 million increase in non-same property revenues due to the real estate acquisitions we made during the year ended December 31, 2021. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the year ended December 31, 2021, hospitality revenue increased $163.4 million as compared to the year ended December 31, 2020. As the economy continues to reopen and travel restrictions ease from the COVID-19 pandemic, we have begun to see a recovery in our hospitality assets. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the year ended December 31, 2021, other revenue increased $76.9 million as compared to the year ended December 31, 2020. The increase can primarily be attributed to asset management, property management, and acquisition fee revenue earned by us as part of managing HPA's joint ventures during the year ended December 31, 2021.
Rental Property Operating Expenses
During the year ended December 31, 2021, rental property operating expenses increased $440.8 million as compared to the year ended December 31, 2020. The increase can primarily be attributed to a $375.6 million increase in non-same property operating expenses and a $65.1 million increase in same property operating expenses.
The non-same property operating expense increase is due to the real estate acquisitions we made during the year ended December 31, 2021. See Same Property Results of Operations section for further details of the increase in same property operating expenses.

Hospitality Operating Expenses
During the year ended December 31, 2021, hospitality operating expenses increased $54.7 million as compared to the year ended December 31, 2020. The increase in hospitality operating expenses was primarily the result of increased occupancy and the resulting increased operating expenses at our hotels during the year ended December 31, 2021.
General and Administrative Expenses
During the year ended December 31, 2021, general and administrative expenses increased $6.4 million compared to the corresponding period in 2020. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the year ended December 31, 2021, the management fee increased $220.5 million compared to the corresponding period in 2020. The increase was primarily due to the $33.0 billion increase in our NAV from December 31, 2020 to December 31, 2021.
Performance Participation Allocation
During the year ended December 31, 2021, the performance participation allocation expense increased $1.2 billion compared to the corresponding period in 2020. The increase was primarily the result of our increased NAV and a higher total return for the year ended December 31, 2021 compared to the corresponding period in 2020.
Depreciation and Amortization
During the year ended December 31, 2021, depreciation and amortization increased $557.8 million compared to the corresponding period in 2020. The increase was primarily driven by the impact of acquisition activity in 2021, partially offset by the impact of disposition activity as well as the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the year ended December 31, 2021, income from unconsolidated entities increased $117.4 million compared to the corresponding period in 2020. The increase is primarily attributable to our increased acquisition activity during 2021 and an $11.7 million increase in income from our investment in MGM Grand & Mandalay Bay.
Income (Loss) from Investments in Real Estate Debt
During the year ended December 31, 2021, income (loss) from our investments in real estate debt increased $619.0 million compared to the corresponding period in 2020. The increase was primarily attributable to $200.9 million of unrealized gains and $66.2 million of realized gains during the year ended December 31, 2021 compared to $269.6 million of unrealized losses and $43.8 million of realized losses during the corresponding period in 2020. The increase in unrealized and realized gains from investments in real estate debt reflects the ongoing recovery from the COVID-19 pandemic, which caused significant market pricing and liquidity dislocation in 2020. Additionally, interest income increased $38.5 million during the year ended December 31, 2021 compared to the corresponding period in 2020 due to an increase in our investments in real estate debt.
Net Gain on Dispositions of Real Estate
During the year ended December 31, 2021, net gain (loss) on dispositions of real estate decreased $105.3 million compared to the corresponding period in 2020. During the year ended December 31, 2021, we recorded $7.9 million of net gains from the sale of 240 residential properties, which included 229 single family rental homes, compared to a $113.2 million net gain from the disposition of seven residential, one hotel, and one industrial property during the corresponding period in 2020.
Interest Expense
During the year ended December 31, 2021, interest expense increased $122.4 million compared to the corresponding period in 2020. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related indebtedness of such investments.

Other Income (Expense)
During the year ended December 31, 2021, other income (expense) increased $837.5 million compared to the corresponding period in 2020. The increase was primarily due to $848.2 million of unrealized gains on our investments in equity securities, $54.5 million of dividend income from our investments in equity securities, $7.7 million of unrealized losses on our interest rate swaps and $3.2 million of net other expense during the year ended December 31, 2021, compared to $28.6 million of unrealized gains on our investments in equity securities, $15.0 million of realized gains on our investments in equity securities, $22.8 million of dividend income from our investments in equity securities and $0.7 million of net other income during the corresponding period in 2020. Additionally during the year ended December 31, 2020, other income (expense) included a $20.8 million forfeited deposit related to a transaction we decided not to pursue and $8.0 million of income earned from the forfeiture of a deposit on a portfolio of properties whereby the purchase and sale agreement was terminated by the potential buyer.
Reimbursement by the Adviser
Pursuant to the advisory agreement between us, the Adviser and BREIT OP, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us.

For the year ended December 31, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, which specific discussion is incorporated herein by reference.
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
For the years ended December 31, 2021 and 2020, our same property portfolio consisted of 170 residential, 748 industrial, one net lease, nine data centers, 58 hotel, seven retail, and one office property.
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

The following table reconciles GAAP net income (loss) attributable to BREIT stockholders to same property NOI for the year ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Change
	2021	2020	$
Net income (loss) attributable to BREIT stockholders	$(804,783)	$(853,399)	$48,616
Adjustments to reconcile to same property NOI
General and administrative	32,046	25,653	6,393
Management fee	445,291	224,776	220,515
Performance participation allocation	1,378,959	192,648	1,186,311
Incentive compensation awards(1)	14,368	1,394	12,974
Impairment of investments in real estate	—	12,343	(12,343)
Depreciation and amortization	1,919,932	1,362,151	557,781
Income from unconsolidated entities	(205,980)	(88,571)	(117,409)
(Income) loss from investments in real estate debt	(498,107)	120,917	(619,024)
Net (gain) loss on dispositions of real estate	(7,881)	(113,173)	105,292
Interest expense	835,283	712,931	122,352
Loss on extinguishment of debt	16,331	10,356	5,975
Other (income) expense	(891,754)	(54,232)	(837,522)
Net income (loss) attributable to non-controlling interests in third party joint ventures	(22,090)	(2,417)	(19,673)
Net income (loss) attributable to non-controlling interests in BREIT OP	(9,291)	(11,586)	2,295
NOI	2,202,324	1,539,791	662,533
Non-same property NOI	715,165	204,534	510,631
Same property NOI	$1,487,159	$1,335,257	$151,902
(1) Included in rental property operating and hospitality operating expense on our Consolidated Statement of Operations.
The following table details the components of same property NOI for the year ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Same property NOI
Rental revenue	$1,999,367	$1,902,833	$96,534	5%
Hospitality revenue	398,283	240,912	157,371	65%
Other revenue	68,785	52,559	16,226	31%
Total revenues	2,466,435	2,196,304	270,131	12%

Rental property operating	671,672	606,523	65,149	11%
Hospitality operating	307,604	254,524	53,080	21%
Total expenses	979,276	861,047	118,229	14%
Same property NOI	$1,487,159	$1,335,257	$151,902	11%
Same Property – Rental Revenue
Same property rental revenue increased $96.5 million for the year ended December 31, 2021 compared to the corresponding period in 2020. The increase was due to a $64.5 million increase in base rental revenue and a $33.3 million increase in tenant reimbursement income as a result of higher operating expenses. The increase was partially offset by a $1.3 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2021 vs. 2020
	Year Ended December 31,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit(1)
	2021	2020
Residential	$787,680	$741,513	$46,167	—%	+6%
Industrial	609,910	591,255	18,655	+1%	+2%
Net Lease	331,178	331,178	—	—%	—%
Data Centers	20,240	20,240	—	—%	—%
Retail	29,472	29,709	(237)	(1)%	—%
Office	8,239	8,275	(36)	—%	—%
Total base rental revenue	$1,786,719	$1,722,170	$64,549

(1)The annualized base rent per leased square foot or unit for the year ended December 31, 2021 and 2020 includes straight-line rent and above-market and below-market lease amortization.
Same Property – Hospitality Revenue
Same property hospitality revenue increased $157.4 million for the year ended December 31, 2021 compared to corresponding period in 2020. ADR for the hotels in our same property portfolio increased from $128 to $141 while occupancy increased 21% and RevPAR increased from $53 to $88 during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Same Property – Other Revenue
Same property other revenue increased $16.2 million for the year ended December 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased lease termination fees and ancillary income at our industrial properties during the year ended December 31, 2021.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $65.1 million during the year ended December 31, 2021 compared to the corresponding period in 2020. The increase in rental property operating expenses for the year ended December 31, 2021 was primarily the result of increased real estate taxes and general operating expenses at our industrial and residential properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $53.1 million during the year ended December 31, 2021 compared to the corresponding period in 2020. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the year ended December 31, 2021.
Non-same Property NOI
Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $8.5 billion of immediate liquidity as of March 1, 2022, comprising $4.6 billion of undrawn revolving and line of credit capacity and $3.9 billion of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common stock, from which we generated $24.3 billion during the year ended December 31, 2021. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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
Capital Resources
As of December 31, 2021, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements with lenders secured by our investments in real estate debt, and unsecured revolving credit facilities.
The following table is a summary of our indebtedness as of December 31, 2021 ($ in thousands):

	December 31, 2021			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2021	December 31, 2020
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.9%	9/29/2028	N/A	$19,086,525	$13,124,595
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+2.0%	6/30/2026	N/A	20,004,365	6,305,964
Variable rate secured revolving credit facilities	L+1.5%	1/26/2026	$2,603,290	1,614,550	481,725
Variable rate warehouse facilities	L+1.6%	8/10/2027	$1,537,500	794,141	—
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.9%	7/2/2026		22,484,156	6,989,889
Total loans secured by our properties	2.9%	7/13/2027		41,570,681	20,114,484

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt(4)	L+1.0%	1/4/2023	N/A	4,706,632	2,140,993

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2024	1,950,000	—	—
Affiliate line of credit(5)	L+2.5%	1/22/2023	100,000	—	—
Total unsecured loans			2,050,000	—	—

Total indebtedness				$46,277,313	$22,255,477

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan. As of December 31, 2021, we have outstanding interest rate swaps with an aggregate notional balance of $10.6 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)Includes $396.3 million of loans related to our investment in affordable housing properties. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven should specific affordable housing conditions be maintained.
(4)Weighted average interest rate of L+1.0% reflects the spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.
(5)The capacity of the affiliate line of credit was reduced to $75.0 million in January 2022.

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
As of March 11, 2022, we had received net proceeds of $21.8 billion from selling an aggregate of 1,663,745,133 shares of our common stock in the Current Offering (consisting of 700,112,337 Class S shares, 738,087,937 Class I shares, 21,569,184 Class T shares, and 203,975,676 Class D shares).
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$1,783,085	$971,904	$600,927
Cash flows used in investing activities	(40,572,094)	(8,038,831)	(17,994,997)
Cash flows provided by financing activities	41,161,922	7,001,748	18,197,159
Net increase in cash and cash equivalents and restricted cash	$2,372,913	$(65,179)	$803,089
Cash flows provided by operating activities increased $0.8 billion during the year ended December 31, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt. Cash flows provided by operating activities increased $0.4 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities increased $32.5 billion during the year ended December 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to an increase of $22.6 billion in the acquisitions of and capital improvements to real estate investments, an increase of $4.4 billion in investments in unconsolidated entities, a net increase of $4.0 billion in our investments in real estate debt, a net increase of $1.3 billion related to our investments in real estate-related equity securities and an increase of $0.1 billion related to pre-acquisition costs and deposits. This was partially offset by a decrease of $0.2 billion in proceeds from dispositions of real estate. Cash flows used in investing activities decreased $10.0 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease of $9.1 billion in the acquisition of real estate investments, a net decrease of $2.0 billion of investments in real estate debt, an increase of $0.4 billion in proceeds from disposition of real estate partially offset by an increase of $0.8 billion in investments in unconsolidated entities and an increase of $0.7 billion in the purchase of real estate-related equity securities.
Cash flows provided by financing activities increased $34.2 billion during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to a net increase in borrowings of $17.5 billion, an increase of $15.4 billion from the issuance of our common stock, an increase in contributions from non-controlling interests of $0.6 billion, an increase of $1.2 billion in subscriptions received in advance and an increase of $0.3 billion in distributions. Cash flows provided by financing activities decreased $11.2 billion during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a net decrease of $9.4 billion in borrowings, an increase of $1.2 billion in repurchases of common stock, a decrease of $0.3 billion in subscriptions received in advance and a $0.3 billion increase in distributions.

Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.

Investments in Real Estate
Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Impairment of Investments in Real Estate
Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
Management reviews its investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other than temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other than temporary impairment (“OTTI”). If an impairment is determined to be other than temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
Investments in Real Estate Debt
Our investments in real estate debt consist of securities and loans. We elected to classify our real estate debt securities as trading securities, therefore we carry such investments at fair value. Our investments in loans are also carried at fair value as we elected the fair value option. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
In determining the fair value of our investments in real estate debt, we generally utilize third-party pricing service providers and broker-dealer quotations on the basis of the last available bid price. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. These investments are classified as Level 2 within the valuation hierarchy.
Certain of our investments in real estate debt, such as mezzanine loans, are unlikely to have readily available market quotations. In such cases, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investments and therefore our Income (loss) from Investments in Real Estate Debt.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.
Future Cash Requirements

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2021 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$54,035,479	$5,268,356	$8,551,288	$25,137,962	$15,077,873
Ground leases	1,549,900	12,822	26,474	27,662	1,482,942
Organizational and offering costs	2,045	2,045	—	—	—
Other	2,997	2,398	599	—	—
Total	$55,590,421	$5,285,621	$8,578,361	$25,165,624	$16,560,815

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at December 31, 2021.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate hedging agreements to fix or cap a portion of our variable rate debt. As of December 31, 2021, the outstanding principal balance of our variable rate indebtedness was $17.7 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the year ended December 31, 2021, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $17.7 million.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate (collectively, "IBORs"), are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated using short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. Dollar denominated LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, ("SONIA"), in line with guidance from the U.K. regulators. At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from the IBOR benchmarks proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as the Euro Interbank Offered Rate ("EURIBOR"), the Stockholm Interbank Offered Rate ("STIBOR"), the Canadian Dollar Offered Rate ("CDOR"), and the Australian Bank Bill Swap Reference Rate ("BBSY"), may persist as International Organization of Securities Commissions ("IOSCO"), compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Investments in Real Estate Debt
As of December 31, 2021, we held $9.2 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates or the Sterling Overnight Index Average, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2021, a 10 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $9.2 million.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2021, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $899.6 million.
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
Management conducted an assessment of the effectiveness of Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Real Estate Income Trust’s internal control over financial reporting as of December 31, 2021, was effective.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4
Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2022 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix A in Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (File No. 333-260168) filed on January 25, 2022 and incorporated herein by reference)

4.3
Description of Securities of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on March 17, 2021 and incorporated herein by reference)

10.1
Second Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 19, 2018 and incorporated herein by reference)

10.2
Second Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2022 and incorporated herein by reference)

10.3
Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.4
Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

10.6
Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

10.7
Uncommitted Unsecured Line of Credit, dated January 23, 2017, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2017 and incorporated herein by reference)

10.7.1
Notice of Facility Reduction, dated January 15, 2020 (filed as Exhibit 10.10.1 to the Registrant’s Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-225566) filed on March 27, 2020 and incorporated herein by reference).

10.7.2	Notice of Facility Reduction, dated December 23, 2020 (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2021 and incorporated herein by reference)

10.8
Memorandum of Designation and Understanding, dated as of June 2, 2019, by and among BRE Jupiter LLC, Blackstone Real Estate Partners VIII L.P., Blackstone Real Estate Partners IX L.P. and Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2019 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.9
Lease, dated as of November 15, 2019, by and between BCORE Paradise LLC and Bellagio LLC (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020 and incorporated herein by reference)

10.1
Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

10.11	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.LAB+	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE+	XBRL Taxonomy Extension Label Linkbase Document

101.DEF+	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document
_________________
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*Filed herewith.
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 11, 2022	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 11, 2022	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 11, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 11, 2022	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)

March 11, 2022	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 11, 2022	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 11, 2022	/s/ Brian Kim
Date	Brian Kim
Head of Acquisitions and Capital Markets and Director

March 11, 2022	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 11, 2022	/s/ Susan Carras
Date	Susan Carras
Director

March 11, 2022	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 11, 2022	/s/ Field Griffith
Date	Field Griffith
Director

March 11, 2022	/s/ Edward Lewis
Date	Edward Lewis
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allocation of Purchase Price for Investments in Real Estate — Refer to Notes 2, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company has completed the acquisitions of 65 real estate investments, comprising 1,002 properties, including an additional 13,030 wholly-owned single family homes, for an aggregate purchase price of $36.9 billion during 2021. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to building, land, fixtures, furniture and equipment, in-place leases, above and below market leases, brokerage firm relationships, trade names, management contracts, and other intangible assets and liabilities and assumed debt. The method for determining fair value varied depending on the type of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as future cash flows, capitalization rates, discount rates, and sales comparables. We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allocation of purchase price for investments in real estate for the Company included the following, among others:
•We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to a business combination.
•We obtained and evaluated the third-party purchase price allocation report, on a sample basis, along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
•We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed to identify outliers for further investigation.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.
•We tested the reasonableness of management’s capitalization and discount rates by comparing the assumptions used to external market sources.
•We tested, on a sample basis, the reasonableness of management’s projections of the property’s net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.
/s/  Deloitte & Touche LLP
New York, New York
March 11, 2022
We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc. Consolidated Balance Sheets (in thousands)

	December 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$66,941,653	$32,457,713
Investments in unconsolidated entities (includes $1,613,646 and $0 at fair value as of December 31, 2021 and December 31, 2020, respectively)	5,501,305	816,220
Investments in real estate debt	8,995,939	4,566,306
Cash and cash equivalents	989,674	333,388
Restricted cash	2,428,907	711,135
Other assets	6,450,733	1,799,253
Total assets	$91,308,211	$40,684,015

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$41,327,388	$19,976,161
Secured financings of investments in real estate debt	4,706,632	2,140,993
Unsecured revolving credit facilities	—	—
Due to affiliates	1,309,447	887,660
Other liabilities	4,184,148	1,465,194
Total liabilities	51,527,615	24,470,008

Commitments and contingencies	—	—
Redeemable non-controlling interests	750,670	30,056

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,254,348 and 702,853 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	12,543	7,029
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,086,631 and 927,080 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	20,865	9,270
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 57,287 and 45,943 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	573	459
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 291,087 and 124,141 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,911	1,241
Additional paid-in capital	42,249,094	19,059,045
Accumulated other comprehensive loss	(9,569)	—
Accumulated deficit and cumulative distributions	(5,631,014)	(3,224,318)
Total stockholders' equity	36,645,403	15,852,726
Non-controlling interests attributable to third party joint ventures	1,744,256	143,253
Non-controlling interests attributable to BREIT OP unitholders	640,267	187,972
Total equity	39,029,926	16,183,951
Total liabilities and equity	$91,308,211	$40,684,015

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$3,140,528	$2,235,872	$1,201,613
Hospitality revenue	412,338	248,909	432,892
Other revenue	143,805	66,867	51,767
Total revenues	3,696,671	2,551,648	1,686,272

Expenses
Rental property operating	1,192,571	751,779	469,966
Hospitality operating	316,144	261,472	304,710
General and administrative	32,046	25,653	18,170
Management fee	445,291	224,776	108,115
Performance participation allocation	1,378,959	192,648	141,396
Impairment of investments in real estate	—	12,343	—
Depreciation and amortization	1,919,932	1,362,151	824,039
Total expenses	5,284,943	2,830,822	1,866,396

Other income (expense)
Income from unconsolidated entities	205,980	88,571	—
Income (loss) from investments in real estate debt	498,107	(120,917)	213,062
Net gain on dispositions of real estate	7,881	113,173	35,035
Interest expense	(835,283)	(712,931)	(484,476)
Loss on extinguishment of debt	(16,331)	(10,356)	—
Other income (expense)	891,754	54,232	2,260
Total other income (expense)	752,108	(588,228)	(234,119)
Net loss	$(836,164)	$(867,402)	$(414,243)
Net loss attributable to non-controlling interests in third party joint ventures	$22,090	$2,417	$5,671
Net loss attributable to non-controlling interests in BREIT OP	9,291	11,586	6,801
Net loss attributable to BREIT stockholders	$(804,783)	$(853,399)	$(401,771)
Net loss per share of common stock — basic and diluted	$(0.30)	$(0.53)	$(0.54)
Weighted-average shares of common stock outstanding, basic and diluted	2,645,228	1,598,175	748,841

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(836,164)	$(867,402)	$(414,243)
Other comprehensive income (loss):
Foreign currency translation losses, net	(9,569)	—	—
Comprehensive loss	(845,733)	(867,402)	(414,243)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	22,090	2,417	5,671
Comprehensive loss attributable to non-controlling interests in BREIT OP	9,291	11,586	6,801
Comprehensive loss attributable to BREIT stockholders	$(814,352)	$(853,399)	$(401,771)

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Changes in Equity (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2018	$2,770	$1,083	$233	$304	$4,327,444	$—	$(587,548)	$3,744,286	$75,592	$95,076	$3,914,954

Common stock issued	$2,485	$3,712	$167	$531	$7,702,275	$—	$—	$7,709,170	$—	$—	$7,709,170
Offering costs	—	—	—	—	(315,523)	—	—	(315,523)	—	—	(315,523)
Distribution reinvestment	121	74	9	16	245,115	—	—	245,335	—	—	245,335
Common stock/units repurchased	(68)	(130)	(11)	(4)	(236,156)	—	—	(236,369)	—	(718)	(237,087)
Amortization of compensation awards	—	4	—	—	396	—	—	400	—	2,000	2,400
Net loss ($1,663 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(401,771)	(401,771)	(4,416)	(6,393)	(412,580)
Distributions declared on common stock ($0.6363 gross per share)	—	—	—	—	—	—	(433,566)	(433,566)	—	—	(433,566)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	109,196	69,761	178,957
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(22,577)	(8,005)	(30,582)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,830)	—	—	(6,830)	—	—	(6,830)
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$—	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648

Common stock issued	$1,963	$5,096	$85	$433	$8,528,669	$—	$—	$8,536,246	$—	$—	$8,536,246
Offering costs	—	—	—	—	(217,398)	—	—	(217,398)	—	—	(217,398)
Distribution reinvestment	209	194	13	32	492,216	—	—	492,664	—	—	492,664
Common stock/units repurchased	(451)	(767)	(37)	(71)	(1,450,843)	—	—	(1,452,169)	—	(2,927)	(1,455,096)
Amortization of compensation awards	—	4	—	—	396	—	—	400	—	1,394	1,794
Net loss ($1,606 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(853,399)	(853,399)	(825)	(11,572)	(865,796)
Distributions declared on common stock ($0.6354 gross per share)	—	—	—	—	—	—	(948,034)	(948,034)	—	—	(948,034)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	15,119	63,226	78,345
Distributions to and redemptions of non-controlling interests	—	—	—	—	(1,946)	—	—	(1,946)	(28,836)	(13,870)	(44,652)
Allocation to redeemable non-controlling interests	—	—	—	—	(8,770)	—	—	(8,770)	—	—	(8,770)
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951

Common stock issued	$5,434	$12,210	$114	$1,643	$24,726,163	$—	$—	$24,745,564	$—	$—	$24,745,564
Offering costs	—	—	—	—	(805,116)	—	—	(805,116)	—	—	(805,116)
Distribution reinvestment	252	306	14	51	792,330	—	—	792,953	—	—	792,953
Common stock/units repurchased	(172)	(927)	(14)	(24)	(1,420,460)	—	—	(1,421,597)	(129)	(2,915)	(1,424,641)
Amortization of compensation awards	—	6	—	—	574	—	—	580	—	14,368	14,948
Net loss ($1,794 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(804,783)	(804,783)	(20,302)	(9,285)	(834,370)
Other comprehensive loss	—	—	—	—	—	(9,569)	—	(9,569)	—	—	(9,569)
Distributions declared on common stock ($0.6508 gross per share)	—	—	—	—	—	—	(1,601,913)	(1,601,913)	—	—	(1,601,913)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,300,133	473,017	2,773,150
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(678,699)	(22,890)	(701,589)
Allocation to redeemable non-controlling interests	—	—	—	—	(103,442)	—	—	(103,442)	—	—	(103,442)
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(836,164)	$(867,402)	$(414,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	445,291	224,776	108,115
Performance participation allocation	1,378,959	192,648	141,396
Impairment of investments in real estate	—	12,343	—
Depreciation and amortization	1,919,932	1,362,151	824,039
Net gain on dispositions of real estate	(7,881)	(113,173)	(35,035)
Loss on extinguishment of debt	16,331	10,356	—
Unrealized (gain) loss on changes in fair value of financial instruments	(1,035,763)	241,554	(47,651)
Income from unconsolidated entities	(205,980)	(88,571)	—
Distributions of earnings from unconsolidated entities	112,517	80,663	—
Other items	(88,382)	(28,888)	(8,812)
Change in assets and liabilities:
(Increase) / decrease in other assets	(347,998)	(72,005)	(117,527)
Increase / (decrease) in due to affiliates	2,799	4,347	3,893
Increase / (decrease) in other liabilities	429,424	13,105	146,752
Net cash provided by operating activities	1,783,085	971,904	600,927
Cash flows from investing activities:
Acquisitions of real estate	(28,886,135)	(6,547,909)	(15,669,598)
Capital improvements to real estate	(576,304)	(327,205)	(199,768)
Proceeds from disposition of real estate	267,045	434,880	79,118
Pre-acquisition costs and deposits	(152,220)	(11,692)	—
Investment in unconsolidated entities	(5,236,968)	(808,312)	—
Return of capital from unconsolidated entities	45,761	—	—
Purchase of investments in real estate debt	(5,880,308)	(1,232,955)	(2,944,340)
Proceeds from sale/repayment of investments in real estate debt	1,642,388	993,229	739,591
Purchase of real estate-related equity securities	(1,795,353)	(718,771)	—
Proceeds from sale of real estate-related equity securities	—	179,904	—
Net cash used in investing activities	(40,572,094)	(8,038,831)	(17,994,997)
Cash flows from financing activities:
Proceeds from issuance of common stock	23,024,165	7,513,895	7,431,641
Offering costs paid	(180,186)	(95,069)	(77,156)
Subscriptions received in advance	1,746,910	508,817	796,729
Repurchase of common stock	(1,082,105)	(1,200,517)	(75,279)
Repurchase of management fee shares	(372,230)	(171,300)	(114,843)
Borrowings under mortgage notes, term loans, and secured revolving credit facilities	24,656,316	8,860,936	17,399,268
Repayments of mortgage notes, term loans, and secured revolving credit facilities	(8,676,134)	(6,834,346)	(8,328,912)
Borrowings under secured financings of investments in real estate debt	12,887,626	2,228,336	1,831,464
Repayments of secured financings of investments in real estate debt	(10,296,189)	(3,209,683)	(453,050)
Borrowings under affiliate unsecured revolving credit facility	160,000	175,000	2,105,500
Repayments of affiliate unsecured revolving credit facility	(160,000)	(175,000)	(2,105,500)
Borrowings under unsecured revolving credit facilities	1,200,000	130,000	240,000
Repayments of unsecured revolving credit facilities	(1,200,000)	(130,000)	(240,000)
Payment of deferred financing costs	(257,998)	(72,881)	(116,126)
Redemption of redeemable non-controlling interest	(111,949)	(83,625)	(35,435)
Redemption of affiliate service provider incentive compensation awards	(1,157)	(2,239)	(718)
Contributions from non-controlling interests	671,602	27,124	132,852
Distributions to and redemptions of non-controlling interests	(135,110)	(46,755)	(39,607)
Distributions	(711,639)	(420,945)	(153,669)
Net cash provided by financing activities	41,161,922	7,001,748	18,197,159
Net change in cash and cash equivalents and restricted cash	2,372,913	(65,179)	803,089
Cash and cash equivalents and restricted cash, beginning of year	1,044,523	1,109,702	—
Effects of currency translation on cash, cash equivalents and restricted cash	1,145	—	306,613
Cash and cash equivalents and restricted cash, end of year	$3,418,581	$1,044,523	$1,109,702

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$989,674	$333,388	$204,269
Restricted cash	2,428,907	711,135	905,433
Total cash and cash equivalents and restricted cash	$3,418,581	$1,044,523	$1,109,702

Supplemental disclosures:
Interest paid	$726,714	$674,594	$461,354
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$5,494,319	$944,112	$1,202,713
Assumption of other liabilities in conjunction with acquisitions of real estate	$527,665	$5,688	$71,784
Acquisition of other assets in conjunction with acquisitions of real estate	$47,740	$—	$—
Issuance of BREIT OP units as consideration for acquisitions of real estate	$395,752	$770	$64,698
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$9,435	$—	$—
Recognition of financing lease liability	$16,855	$—	$56,008
Assumed operating ground lease liabilities	$—	$—	$50,612
Accrued pre-acquisition costs	$1,199	$—	$—
Accrued capital expenditures and acquisition related costs	$23,139	$13,402	$17,589
Contributions from non-controlling interests	$—	$—	$2,520
Contribution from non-controlling interests for acquisitions of real estate	$1,660,443	$—	$—
Distribution to non-controlling interest from deconsolidation	$561,798	$—	$—
Distribution from investment in unconsolidated entities resulting from consolidation	$38,294	$—	$—
Accrued distributions	$99,251	$34,682	$34,849
Accrued stockholder servicing fee due to affiliate	$630,181	$126,872	$240,043
Redeemable non-controlling interest issued as settlement of performance participation allocation	$1,571,607	$141,396	$37,484
Exchange of redeemable non-controlling interest for Class I shares	$801,645	$9,228	$11,620
Exchange of redeemable non-controlling interest for Class I or Class B units	$68,453	$48,543	$—
Allocation to redeemable non-controlling interest	$103,442	$8,770	$6,830
Distribution reinvestment	$792,953	$492,664	$245,335
Accrued common stock repurchases	$100,802	$83,350	$46,247
Accrued common stock repurchases due to affiliate	$—	$50,844	$—
Payable for unsettled investments in real estate debt	$21,426	$—	$362
Receivable for unsettled investments in real estate debt	$75	$16,691	$—
Issuance of BREIT OP units as settlement of affiliate incentive compensation awards	$—	$—	$4,714
See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc
Notes to Consolidated Financial Statements
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, the Company may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) two offerings for up to an aggregate of $17.0 billion in shares of common stock (the “Previous Offerings”), and accepted gross offering proceeds of $16.3 billion during the period from January 1, 2017 to February 1, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $24.0 billion in shares of common stock, consisting of up to $20.0 billion in shares in its primary offering and up to $4.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in February 2021 (the “Current Offering” and with the Previous Offerings, the “Offering”). As of December 31, 2021, the Company had received aggregate net proceeds of $45.5 billion from selling shares of the Company’s common stock through both the Offering and in unregistered sales. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of December 31, 2021, the Company owned 3,077 properties and 22,575 single family rental homes. The Company currently operates in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 – Investments in Unconsolidated Entities. Financial results by segment are reported in Note 15 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
As of December 31, 2021, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $28.7 billion and $17.6 billion, respectively, compared to $11.5 billion and $8.0 billion as of December 31, 2020. Such amounts are included on the Company’s Consolidated Balance Sheets.
Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. As of December 31, 2021, the Company did not consolidate certain of its investments in joint ventures and accounted for these under the equity method of accounting. The Company has elected the FVO for certain of its equity method investments while the remaining investments are presented at historical cost. Refer to Note 4 for additional details on the Company’s investments in unconsolidated entities.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. As the novel coronavirus (“COVID-19”) pandemic has evolved from its emergence in early 2020, so has its global impact. During the year ended December 31, 2021, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying these consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company's business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ materially from those estimates.
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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
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
Intangible assets and intangible liabilities are recorded as a component of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of below-market and pre-paid ground leases are recorded as an adjustment to Rental Property Operating or Hospitality Operating Expenses, as applicable, on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations.
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
Repairs and maintenance are expensed to operations as incurred and are included in Rental Property Operating and Hospitality Operating Expenses on the Company’s Consolidated Statements of Operations.
The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No impairments occurred during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, two of the Company’s hospitality assets were deemed to be impaired resulting in $12.3 million of impairment charges. Refer to Note 3 for additional details of the impairments.

Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. Held for sale assets and liabilities are presented within Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets. Refer to Notes 3 and 10 for additional details.
Investments in Unconsolidated Entities
Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income (loss), contributions, and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary.
The Company has elected the fair value option ("FVO") for seven of its equity method investments and therefore reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income From Unconsolidated Entities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of securities and loans. The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
The Company elected the FVO for its investments in loans. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Interest income is recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2021 and December 31, 2020, restricted cash primarily consists of $1.7 billion and $0.5 billion, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance in connection with mortgages at certain of our properties and security deposits.
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
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s unsecured revolving credit facilities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
Equity Securities
The Company’s investments in equity securities of public and private real estate-related companies and its investments in a preferred equity security are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. Dividend income from the Company’s equity securities of public real estate-related companies is recognized on the ex-dividend, while dividend income on its investment in a preferred equity security accrues daily based on the stated terms of the agreement and is payable quarterly in cash. Dividend income is recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. Equity securities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s residential, industrial, net lease, data centers, self storage, retail and office properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
Hospitality revenue — consists of income from the Company’s hospitality properties. Hospitality revenue consists primarily of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and Administrative Expense on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For the years ended December 31, 2021 and 2020, the Company reimbursed $2.0 million and $2.0 million, respectively, to the Adviser for such costs.
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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2021:

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
The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2021, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2021 and 2020, the Company had accrued $1.2 billion and $0.6 billion, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.
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
The Company leases its hospitality investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hospitality properties operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along any with corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the year ended December 31, 2021, the Company recorded a net tax expense of $0.3 million. During the years ended December 31, 2020, and 2019 the Company recorded a net tax benefit of $2.5 million and $0.9 million, respectively, within Other Income on the Company’s Consolidated Statements of Operations. The deferred benefit for the years ended December 31, 2021, 2020, and 2019 is $1.8 million, $5.8 million and $3.1 million, respectively. The current expense for the years ended December 31, 2021, 2020, and 2019 is $2.1 million, $3.3 million, and $2.2 million, respectively. As of December 31, 2021 and 2020, the Company recorded a deferred tax asset of $12.3 million and $10.7 million, respectively, due to its hospitality investments within Other Assets on the Company’s Consolidated Balance Sheets.

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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2021 and December 31, 2020, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of December 31, 2021 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company's investment in a private real estate company is reflected at its fair value as of December 31, 2021 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. As of December 31, 2021 and December 31, 2020, the Company’s $3.2 billion and $0.6 billion of equity securities, respectively, were recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
The resulting unrealized gains and losses from public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2021 and 2020, the Company recognized $848.2 million and $28.6 million of unrealized gains, respectively, on its investments in equity securities. The Company did not own any investments in equity securities during the year ended December 31, 2019.

The Company has elected the FVO for seven of its equity method investments and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the equity method investments. To determine the fair value of the real estate assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s derivative financial instruments are reported at fair value. As of December 31, 2021 and December 31, 2020, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$7,755,602	$1,240,337	$8,995,939	$—	$4,445,414	$120,892	$4,566,306
Investments in unconsolidated entities	—	—	1,613,646	1,613,646	—	—	—	—
Equity securities	2,558,952	442,300	224,408	3,225,660	327,935	271,250	—	599,185
Derivatives	—	41,453	—	41,453	—	—	—	—
Total	$2,558,952	$8,239,355	$3,078,391	$13,876,698	$327,935	$4,716,664	$120,892	$5,165,491

Liabilities:
Derivatives	$—	$45,597	$—	$45,597	$—	$55,536	$—	$55,536
Total	$—	$45,597	$—	$45,597	$—	$55,536	$—	$55,536
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Equity Securities	Total
Balance as of December 31, 2020	$120,892	$—	$—	$120,892
Purchases	1,136,120	1,437,695	205,980	2,779,795
Sales and repayments	(7,998)	—	—	(7,998)
Distributions received	—	(17,607)	—	(17,607)
Included in net income
Income from unconsolidated entities measured at fair value	—	193,558	—	193,558
Discount accretion included in income (loss) from investments in real estate debt	2,722	—	—	2,722
Realized gain included in income (loss) from investments in real estate debt	1,019	—	—	1,019
Unrealized loss included in income (loss) from investments in real estate debt	(12,418)	—	—	(12,418)
Unrealized gain included in other income (expense)	—	—	18,428	18,428
Balance as of December 31, 2021	$1,240,337	$1,613,646	$224,408	$3,078,391

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,240,337	Discounted cash flow	Market Yield	5.2%	Decrease
Investments in unconsolidated entities	$1,613,646	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	9.1%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in real estate debt	$120,892	Discounted cash flow	Market Yield	10.3%	Decrease
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
As part of the Company’s quarterly impairment review procedures, two of the Company’s hospitality assets were deemed to be impaired during the year ended December 31, 2020 resulting in a $12.3 million impairment charge. Refer to Note 3 for additional details of the impairments.
The Company estimated the fair value of the impaired properties using a discounted cash flow analysis that utilized Level 3 inputs. The key assumptions utilized during the year ended December 31, 2020 were the discount rate (weighted average of 8.7%) and the exit capitalization rate (weighted average of 7.8%). There are inherent uncertainties in making these estimates such as macroeconomic conditions.
Valuation of liabilities not measured at fair value
As of December 31, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $108.6 million above carrying value. As of December 31, 2020, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $48.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The restricted stock grants of Class I shares held by our directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks’ participation rights in undistributed earnings. As of December 31, 2021 and 2020, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Derivative Financial Instruments
As of December 31, 2021 and December 31, 2020, all of the Company’s derivative instruments were non-designated hedges. The Company presents changes in the fair value of its non-designated hedges as a component of Income (loss) from Investments in Real Estate Debt or Other Income (Expense) on the Company’s Consolidated Statements of Operations depending on the nature of the derivative instrument.

The Company has elected to not offset derivative assets and liabilities or financial assets in its Consolidated Balance Sheets, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provide the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. Derivative financial instruments are recorded as a component of either Other Assets or Other Liabilities on the Company’s Consolidated Balance Sheets at fair value.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards in net income on a straight-line basis over the applicable vesting period of the award, based on the value of the awards as of the grant date, as adjusted for forfeitures. Refer to Note 9 for additional information.
On January 1, 2021, the Company issued awards to certain employees of Simply Self Storage which had a grant date fair value of $4.2 million. The Simply Self Storage awards are subject to certain performance conditions and a four-year service period. As such, if the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the four-year service period, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. As of December 31, 2021, the Company determined it was probable that the performance conditions will be met. During the year ended December 31, 2021, the Company recorded $0.8 million of compensation expense related to such awards, which was included as a component of Rental Property Operating Expense in the Company’s Consolidated Statements of Operations. As of December 31, 2021, the total unrecognized compensation cost relating to the Simply Self Storage awards was $3.4 million and is expected to be recognized over a period of 3.0 years from December 31, 2021.
Recent Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, the Company has made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, the Company will account for the changes as a lease modification. The Company has granted concessions as a result of the COVID-19 pandemic to certain tenants to defer rental payments until a later date. The Company continued to recognize rental revenue for such tenants during the year ended December 31, 2021, while also considering any necessary bad debt reserves.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Building and building improvements	$53,954,920	$25,991,610
Land and land improvements	14,652,913	7,626,381
Furniture, fixtures and equipment	963,686	495,395
Right of use asset - operating leases(1)	461,186	114,535
Right of use asset - financing leases(1)	72,862	56,008
Total	70,105,567	34,283,929
Accumulated depreciation and amortization	(3,163,914)	(1,826,216)
Investments in real estate, net	$66,941,653	$32,457,713
(1)Refer to Note 14 for additional details on the Company’s leases.
Acquisitions
During the year ended December 31, 2021, the Company acquired interests in 65 real estate investments for $36.9 billion, which comprised 672 residential properties, 272 industrial properties, 13 retail properties, eight hospitality properties, four office properties, 31 self storage properties, and two data center properties.
The following table details the properties acquired during the year ended December 31, 2021 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Residential properties(2)	$27,439,966	34	672	114,014 units
Industrial properties	6,942,733	17	272	54,326 sq. ft.
Retail properties	868,867	2	13	2,454 sq. ft.
Hospitality	642,994	3	8	1,475 keys
Office properties	450,093	2	4	727 sq. ft.
Self storage properties	410,299	6	31	2,273 sq. ft.
Data center properties	180,057	1	2	430 sq. ft.
	$36,935,009	65	1,002
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes the 13,030 wholly-owned single family homes related to the acquisition of Home Partners of America ("HPA"), which are not included in the number of properties. Refer to Note 4 for details on the unconsolidated homes acquired in the HPA transaction.
During the year ended December 31, 2020, the Company acquired interests in 31 real estate investments for $7.5 billion, which comprised 94 residential, 129 self storage, 94 industrial, six retail, and one office property.
The following table details the properties acquired during the year ended December 31, 2020 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Residential properties	$4,150,838	15	94	27,488 units
Self storage properties	1,444,074	6	129	10,454 sq. ft.
Industrial properties	1,358,578	8	94	14,280 sq. ft.
Retail properties	287,392	1	6	689 sq. ft.
Office properties	263,649	1	1	357 sq. ft.
	$7,504,531	31	324
(1)Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Building and building improvements	$27,826,619	$4,977,086
Land and land improvements	7,162,583	2,053,340
Furniture, fixtures and equipment	437,801	77,737
In-place lease intangibles	1,104,530	390,209
Above-market lease intangibles	17,820	6,915
Below-market lease intangibles	(197,404)	(27,699)
Prepaid ground lease rent	174,584	—
Brokerage firm relationship intangibles	50,000	—
Trade name intangibles	40,000	—
Management contract intangibles	39,000	—
Other	279,476	26,943
Total purchase price	36,935,009	7,504,531
Assumed debt(1)	5,494,319	944,112
Net purchase price	$31,440,690	$6,560,419

(1)Refer to Note 6 for additional details on the Company’s debt, which includes mortgage notes, term loans, and secured revolving credit facilities.
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles, and management contract intangibles of the properties acquired during the year ended December 31, 2021 were three, seven, seven, and eight years respectively. The trade name and brokerage firm relationship intangibles have an indefinite useful life. The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the year ended December 31, 2020 were three, seven, and five years, respectively.
Dispositions
The following table details the dispositions during the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020			For the Year Ended December 31,2019
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Residential properties(1)	11	$267,045	$7,881	7	$295,855	$77,617	—	$—	$—
Hospitality properties(2)	—	—	—	1	134,537	35,185	—	44,292	29,686
Industrial properties	—	—	—	1	4,488	371	2	34,826	5,349
	11	$267,045	$7,881	9	$434,880	$113,173	2	$79,118	$35,035
(1)Net proceeds and net gain include 229 single family rental homes sold during the year ended December 31, 2021.
(2)During the year ended December 31, 2019, the Company sold the parking garage attached to the Hyatt Place San Jose property. The sale did not include the Hyatt Place San Jose hotel or the land parcels under the hotel.
 Properties Held for Sale
As of December 31, 2021, four residential properties and one industrial property were classified as held for sale. There were no properties classified as held for sale as of December 31, 2020. The held for sale assets and liabilities are components of Other Assets and Other Liabilities, respectively, on the Company's Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	December 31, 2021
Investments in real estate, net	$193,653
Other assets	2,591
Total assets	$196,244

Liabilities:
Mortgage notes, net	$109,655
Other liabilities	4,722
Total liabilities	$114,377
 Impairment
The Company reviews its real estate investments for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the years ended December 31, 2021 and 2019, the Company did not recognize an impairment charge. During the year ended December 31, 2020, the Company recognized an aggregate $12.3 million impairment charge on two of its hospitality properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such asset to reflect a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic.
4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures include 9,774 single family rental properties, 125 affordable housing rental properties, 536 industrial properties, 48 data center properties, six retail properties, and two net lease properties. Refer to Note 2 for additional details.
The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investment in Joint Venture	Segment	Number of Joint Ventures	Ownership Interest	December 31, 2021	December 31, 2020
QTS Data Centers(1)	Data Centers	1	35.7%	$1,394,359	$—
MGM Grand & Mandalay Bay	Net Lease	1	49.9%	822,736	816,220
Residential investments	Residential	130	12.2% - 52.0%	1,074,832	—
Industrial investments(2)	Industrial	7	10.0% - 55.0%	497,491	—
Retail investments	Retail	1	50.0%	98,241	—
Total unconsolidated entities at historical cost		140		3,887,659	816,220
Industrial investments(3)(4)(5)	Industrial	7	7.9% - 85.0%	1,613,646	—
Total unconsolidated entities at fair value		7		1,613,646	—
Total		147		$5,501,305	$816,220
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture ("QTS Data Centers") and acquired all outstanding shares of common stock of QTS Realty Trust ("QTS"). As of September 30, 2021, the Company's interest in QTS Data Centers was through a consolidated joint venture, whereby the non-controlling interest was a Blackstone-managed investment vehicle. During the fourth quarter of 2021, the joint venture agreement was modified. Based on the modification, the Company determined it does not have a controlling financial interest and deconsolidated the non-controlling interest held by the Blackstone-managed investment vehicle.
(2)Includes a $255.7 million investment in a joint venture ("Alaska Logistics Portfolio") formed by the Company and certain Blackstone-managed investment vehicles. The Company has a 26.7% interest in the joint venture.
(3)Includes a $180.8 million investment in a joint venture ("Bluefin Industrial Portfolio") formed by the Company and certain Blackstone-managed investment vehicles. The Company has a 22.5% interest in the joint venture.
(4)Includes a $320.3 million investment in a joint venture ("Explorer Industrial Portfolio") formed by the Company and certain Blackstone-managed investment vehicles. The Company has a 12.4% interest in the joint venture.
(5)Includes a $503.4 million investment in a joint venture ("Carrix Ports Portfolio") formed by the Company and certain Blackstone-managed investment vehicles. The Company has a 7.9% interest in the joint venture.

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Year Ended December 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2021	2020
QTS Data Centers(1)	Data Centers	35.7%	$(71,745)	$—
MGM Grand & Mandalay Bay	Net Lease	49.9%	100,276	88,571
Residential investments	Residential	12.2% - 52.0%	(17,461)	—
Retail investments	Retail	50.0%	167	—
Industrial investments at historical cost	Industrial	10.0% - 55.0%	1,185	—
Industrial investments at fair value(2)	Industrial	7.9% - 85.0%	193,558	—
Total			$205,980	$88,571
(1)BREIT Income (Loss) from Unconsolidated Entities includes $20.6 million of loss attributable to a Blackstone-managed investment vehicle for the year ended December 31, 2021. The Company reflects this amount within net loss attributable to non-controlling interests.
(2)The Company elected the fair value option for these investments. Therefore, the income from unconsolidated entities represents the change in estimated fair value of the Company’s investment in such entities.
The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	December 31, 2021		December 31, 2020
Investments in real estate, net	$34,007,841		$4,523,638
Cash and cash equivalents and restricted cash	1,057,051		16
Other assets	3,373,430		95,325
Total assets	$38,438,322		$4,618,979

Mortgage notes	22,215,118		2,994,269
Due to affiliates	52,328		—
Other liabilities	3,135,456		7,811
Total liabilities	$25,402,902		$3,002,080
Equity	13,035,420		1,616,899
Total liabilities and equity	$38,438,322		$4,618,979

BREIT's share	$3,898,861		$806,833
BREIT outside basis	1,436,377		9,387
BREIT fair value adjustment	166,067		—
Investments in unconsolidated entities	$5,501,305	5501305000	$816,220

	For the Year Ended December 31,
Income Statements:	2021	2020
Revenues:
Rental revenue	$861,337	$346,482
Other revenue	536,087	—
Total revenues	$1,397,424	$346,482

Expenses:
Rental property operating	$200,513	$589
Depreciation and amortization	400,034	73,518
Total expenses	$600,547	$74,107

Other income (expense)
Interest expense	(233,350)	(94,618)
Net gain on dispositions of real estate	11,103	—
Other income (expense)	(437,761)	—
Total other income (expense)	$(660,008)	$(94,618)
Net income	$136,869	$177,757

BREIT's share of net income	$56,246	$88,701
BREIT fair value adjustment	166,067	—
Amortization of outside basis	(16,333)	(130)
BREIT Income from Unconsolidated Entities	$205,980	$88,571

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+3.6%	11/13/2033	$7,176,097	$7,090,490	$7,055,276
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Total real estate securities	3.7%	4/27/2034	7,459,217	7,372,465	7,336,436
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,716
Other investments(4)	3.7%	7/25/2029	227,958	198,909	198,787
Total investments in real estate debt	3.8%	9/16/2032	$9,161,792	$9,045,181	$8,995,939

	December 31, 2020
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+2.0%	1/17/2026	$4,093,201	$3,949,824	$3,753,428
Corporate bonds	5.0%	5/3/2027	179,398	178,219	183,203
RMBS	4.5%	10/24/2049	22,429	22,602	22,510
Total real estate securities	3.2%	3/29/2026	4,295,028	4,150,645	3,959,141
Commercial real estate loans	L+3.8%	8/8/2022	623,574	572,869	607,165
Total investments in real estate debt	3.5%	10/3/2025	$4,918,602	$4,723,514	$4,566,306

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial Real Estate Loans are reflected as a spread over the relevant floating benchmark rates, as of December 31, 2021 and 2020, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of December 31, 2021 and 2020, we have interest rate swaps outstanding with a notional value of $1.1 billion and $0.9 billion, respectively, that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion and $2.3 billion as of December 31, 2021 and 2020, respectively. In addition, CMBS includes zero-coupon securities of $208.8 million and $236.1 million as of December 31, 2021 and 2020, respectively.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.
The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2021			December 31, 2020
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$3,058,410	$3,032,995	34%	$612,884	$610,504	13%
Residential	2,328,762	2,358,734	26%	748,086	797,840	17%
Hospitality	2,233,289	2,200,285	24%	2,046,529	1,904,256	42%
Office	640,145	620,512	7%	720,665	681,596	15%
Diversified	403,737	405,569	5%	234,527	225,077	5%
Other	354,579	352,105	4%	238,202	213,654	5%
Net Lease	8,885	8,779	—%	105,246	117,219	3%
Retail	17,374	16,960	–%	17,375	16,160	—%
Total	$9,045,181	$8,995,939	100%	$4,723,514	$4,566,306	100%
(1)Residential investments in real estate debt are collateralized by various forms of rental housing including apartments and single-family homes.

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2021			December 31, 2020
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$26,192	$24,274	—%	$10,044	$10,047	—%
AA	710	1,749	—%	776	779	—%
A	127,118	125,420	1%	262,097	267,023	6%
BBB	373,061	369,111	4%	797,918	753,393	17%
BB	1,678,565	1,670,560	19%	1,435,891	1,381,221	30%
B	1,971,282	1,940,328	22%	1,186,975	1,114,977	24%
CCC	24,338	24,242	—%	32,402	34,839	1%
Private Commercial Real Estate Loans	1,598,701	1,585,738	18%	522,306	555,291	12%
Not Rated	3,245,214	3,254,517	36%	475,105	448,736	10%
Total	$9,045,181	$8,995,939	100%	$4,723,514	$4,566,306	100%
The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest Income	$233,591	$195,134	$160,353
Unrealized gain (loss)	108,810	(187,222)	51,479
Realized gain (loss)	49,282	(20,117)	7,334
Total	$391,683	$(12,205)	$219,166
Income (loss) from derivatives	81,886	(73,593)	(3,028)
Income (loss) from secured financings of investments in real estate debt(1)	25,798	(33,540)	(1,941)
Other loss	(1,260)	(1,579)	(1,135)
Total income (loss) from investments in real estate debt	$498,107	$(120,917)	$213,062
(1)Represents unrealized and realized gains (losses).
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Year Ended December 31,
	December 31, 2021	December 31, 2020	2021	2020	2019
CMBS	$3,099,694	$1,749,877	$105,421	$(14,950)	$77,117
Commercial real estate loans	556,571	545,539	(11,611)	79,689	—
Total	$3,656,265	$2,295,416	$93,810	$64,739	$77,117
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
As of December 31, 2021 and 2020, the Company’s investments in real estate debt also included $1.4 billion and $0.2 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $33.0 million, $47.6 million, and $11.7 million of income, respectively, related to such CMBS.

6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	December 31, 2021			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	December 31, 2021	December 31, 2020
Fixed rate loans:
Fixed rate mortgages(4)	3.9%	9/29/2028	N/A	$19,086,525	$13,124,595
Variable rate loans:
Variable rate mortgages and term loans	L+2.0%	6/30/2026	N/A	20,004,365	6,305,964
Variable rate secured revolving credit facilities	L+1.5%	1/26/2026	$2,603,290	1,614,550	481,725
Variable rate warehouse facilities	L+1.6%	8/10/2027	$1,537,500	794,141	—
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	202,200
Total variable rate loans	L+1.9%	7/2/2026		22,484,156	6,989,889
Total loans secured by real estate	2.9%	7/13/2027		41,570,681	20,114,484
Premium on assumed debt, net				68,706	15,191
Deferred financing costs, net				(311,999)	(153,514)
Mortgage notes, term loans, and secured revolving credit facilities, net				$41,327,388	$19,976,161

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan.
(2)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $396.3 million of loans related to our investment in affordable housing properties. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven should specific affordable housing conditions be maintained.
The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of December 31, 2021 ($ in thousands):

Year	Amount
2022	$523,021
2023	579,711
2024	3,580,808
2025	6,439,982
2026	15,587,196
Thereafter	14,859,963
Total	$41,570,681

The Company repaid certain of its loans at amounts in excess of their carrying value in conjunction with the sale of the underlying property or a refinancing. As such, the Company incurred a realized loss on extinguishment of debt of $16.3 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively. Such losses result from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs and are recorded on the Company’s Consolidated Statements of Operations. No such losses were recognized during the year ended December 31, 2019.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2021, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.

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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	December 31, 2021
	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,308,015	$6,604,524	L+0.9%	1/20/2023
Commercial real estate loans	224,510	345,400	L+1.8%	4/2/2022
Corporate bonds	90,578	135,355	L+0.8%	11/17/2022
RMBS	83,529	125,967	L+0.9%	12/31/2022
	$4,706,632	$7,211,246	L+1.0%

	December 31, 2020
	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$1,733,623	$2,697,714	L+1.6%	6/21/2021
Commercial real estate loans	292,406	452,578	L+1.8%	3/17/2022
Corporate bonds	111,540	138,215	L+0.8%	3/6/2021
RMBS	3,424	4,646	L+1.5%	3/30/2021
	$2,140,993	$3,293,153	L+1.6%

(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.
8. Unsecured Revolving Credit Facilities
The Company is party to an unsecured line of credit with multiple banks. The credit facility expires on February 22, 2024 and may be extended for one year. Interest under the credit facility is determined based on LIBOR plus 2.5%. As of December 31, 2021 and 2020, the capacity of the unsecured line of credit was $2.0 billion and $1.5 billion, respectively. As of December 31, 2020, the Company had a $24.8 million letter of credit outstanding, which reduced the available capacity of the unsecured line of credit. No such letter was outstanding as of December 31, 2021. There were no outstanding borrowings on the line of credit as of December 31, 2021 and 2020.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (“Lender”). The Line of Credit expires on January 22, 2023, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of December 31, 2021 and 2020, the Company had no outstanding balance under the Line of Credit.

9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued stockholder servicing fee	$1,235,592	$605,411
Accrued management fee	56,607	22,253
Accrued affiliate service provider expenses	12,880	10,151
Advanced organization and offering costs	2,045	4,090
Performance participation allocation	—	192,648
Other	2,323	53,107
Total	$1,309,447	$887,660
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
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company's common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock. During the years ended December 31, 2021, 2020, and 2019, the Company incurred management fees of $0.4 billion, $0.2 billion and $0.1 billion, respectively.
The Company issued 30.1 million, 18.5 million, and 8.4 million unregistered Class I shares to the Adviser as payment for the 2021, 2020, and 2019 management fees, respectively. The Company also had a payable of $56.6 million and $22.3 million related to the management fees as of December 31, 2021 and 2020, respectively. During January 2022 and 2021, the Adviser was issued 4.0 million and 1.9 million unregistered Class I shares as payment for the management fees accrued as of December 31, 2021 and 2020. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2021, the Adviser submitted 25.2 million Class I shares for repurchase, for a total repurchase amount of $321.4 million. During 2020, the Adviser submitted 16.4 million Class I shares for repurchase, for a total repurchase amount of $180.0 million.
Accrued affiliate service provider expenses and incentive compensation awards
Beginning March 2019, the Company engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide the services that Gateway had previously provided to the Company’s industrial properties. The Company previously engaged Gateway Industrial Properties L.L.C. (“Gateway”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s industrial properties.
The Company has engaged LivCor, LLC (“LivCor”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s multifamily properties.
The Company has engaged BRE Hotels and Resorts (“BRE”), a portfolio company controlled (but not owned) by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, legal and tax) and transaction support services for the Company’s hospitality properties.
The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management, construction and project management and leasing), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s retail properties.
The Company has engaged Equity Office Management, L.L.C. (“EOM”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s office properties.
The Company has engaged Longview Senior Housing Advisors, LLC (“Longview”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management and construction and project management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s senior living residential properties.
The Company has engaged Revantage Corporate Services, LLC (“Revantage”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management).
The Company has engaged BPP MFNY Employer LLC d/b/a Beam Living, a portfolio company owned by a Blackstone-advised investment vehicle, to provide, as applicable, operational services (including, without limitation, property management) for certain of the Company's residential properties.
The Company issues incentive compensation awards to certain employees of portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company. The vesting condition that is based on the achievement of the Company's total return over the hurdle amount is considered a market condition. Any excess of the Company's total return over the hurdle amount, which affects the quantity of awards that vest, is considered a performance condition. If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of December 31, 2021, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

				December 31, 2021
Plan Year	Unrecognized Compensation Cost as of December 31, 2020	Value of Awards Issued	Amortization of Compensation Cost for the Year Ended December 31, 2021	Unrecognized Compensation Cost	Remaining Amortization Period
2019(1)	$3,363	$—	$(1,167)	$1,520	1.0 year
2020	—	—	—	—	—
2021	—	49,602	(12,401)	37,201	3.0 years
	$3,363	$49,602	$(13,568)	$38,721
(1)During the year ended December 31, 2021 $0.5 million of the un-vested portion of the award was forfeited.

The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses Year Ended December 31,			Amortization of Affiliate Service Provider Incentive Compensation Awards Year Ended December 31,			Capitalized Transaction Support Services Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020
Link	$68,277	$53,836	$19,332	$6,174	$727	$1,042	$3,696	$3,366
LivCor	39,481	27,144	18,464	6,235	214	308	6,529	3,924
BRE	11,565	15,109	7,250	728	435	624	127	—
ShopCore	6,427	5,248	1,715	271	18	26	292	479
Revantage	3,029	1,951	1,295	—	—	—	8,696	—
EOM	1,912	838	104	160	—	—	—	—
Longview	557	—	—	—	—	—	—	—
Gateway	—	—	2,524	—	—	—	—	—
	$131,248	$104,126	$50,684	$13,568	$1,394	$2,000	$19,340	$7,769
Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating and Hospitality Operating expense, as applicable, in the Company’s Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from the aforementioned arrangements.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value ("NAV"), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I or Class B units of BREIT OP or cash, at the election of the Special Limited Partner. On March 4, 2022, the Company amended the performance participation interest to update certain payment timing mechanics, including quarterly payments of the interest beginning in the quarter ending March 31, 2022. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $1.4 billion, $0.2 billion, and $0.1 billion, respectively, of Performance Participation Allocation expense in the Company’s Consolidated Statements of Operations.
On December 31, 2021, the Company issued 96.4 million Class I units in BREIT OP to the Special Limited Partner as payment of the 2021 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2021. Also on December 31, 2021, and immediately following (i) the issuance of the Class I units and (ii) the record time for the December distributions on the Company’s Class I shares, 55.2 million Class I units in BREIT OP were exchanged for 55.2 million unregistered Class I shares in the Company. In January 2022, subsequent to the issuance of the Class I shares and Class I units, 4.7 million of such Class I units were exchanged for 4.7 million Class B units, 37.8 million of such Class I shares and 1.9 million of such Class I units were redeemed for $566.6 million, and 9.0 million of such units were redeemed for 9.0 million unregistered Class I shares in the Company.
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
As of March 11, 2022, Blackstone and its employees, including the Company’s executive officers, own shares of the Company and Class I and Class B units of BREIT OP worth an aggregate $1.4 billion.

Other
As of December 31, 2020, the Company had $50.8 million of accrued repurchases of Class I shares due to the Adviser. Additionally, as of both December 31, 2021 and 2020, the Adviser had advanced $2.3 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.
During the years ended December 31, 2021, 2020, and 2019, the Company engaged an affiliate of the Adviser to perform certain internal audit and compliance functions. For each of the years ended December 31, 2021, 2020, and 2019, the Company incurred $40,000 of fees for such services.
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
During the years ended December 31, 2021 and 2020, the Company paid Lexington National Land Services $25.7 million and $6.1 million, respectively, for title services related to 54 and 39 investments, respectively, and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Company’s Consolidated Balance Sheets.
Captive Insurance Company
On July 28, 2020, the Company became a member of a captive insurance company owned by the Company and other investment vehicles managed by Blackstone. A Blackstone affiliate provides oversight and management services to the captive and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of the captive, including insurance premiums and fees paid to the Blackstone affiliate to manage it, are borne by the Company and the other Blackstone-managed investment vehicles pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties.
During the years ended December 31, 2021 and 2020, the Company contributed $57.1 million and $29.1 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $1.0 million and $0.5 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies.
Other
As of both December 31, 2021 and 2020, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amounts are included in Other Assets on the Company’s Consolidated Balance Sheets.

10. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	December 31, 2021	December 31, 2020
Equity securities	$3,225,660	$599,185
Real estate intangibles, net	1,487,436	738,259
Receivables, net	381,201	109,159
Straight-line rent receivable	275,200	155,108
Single family rental homes risk retention securities	233,525	—
Held for sale assets	196,244	—
Pre-acquisition costs	153,659	241
Prepaid expenses	151,188	50,092
Deferred leasing costs, net	84,990	49,533
Deferred financing costs, net	51,535	22,740
Derivatives	41,453	—
Other	168,642	74,936
Total	$6,450,733	$1,799,253
The following table details the components of other liabilities ($ in thousands):

	December 31, 2021	December 31, 2020
Subscriptions received in advance	$1,746,910	$508,817
Intangible liabilities, net	288,643	128,639
Accounts payable and accrued expenses	265,754	104,866
Accrued interest expense	215,757	50,065
Real estate taxes payable	211,063	117,362
Securitized debt obligations, net	200,953	—
Distribution payable	190,143	90,892
Right of use lease liability - operating leases	180,453	85,065
Tenant security deposits	172,308	57,489
Prepaid rental income	125,250	95,165
Held for sale liabilities	114,377	—
Stock repurchases payable	100,540	83,350
Right of use lease liability - financing leases	75,730	57,727
Derivatives	45,597	55,536
Payable for unsettled investments in real estate debt	21,426	—
Other	229,244	30,221
Total	$4,184,148	$1,465,194

11. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Intangible assets
In-place lease intangibles	$1,920,331	$1,094,561
Indefinite life intangibles	104,182	10,082
Above-market lease intangibles	60,383	49,261
Other intangibles	69,634	22,467
Total intangible assets	2,154,530	1,176,371
Accumulated amortization
In-place lease amortization	(628,163)	(407,256)
Above-market lease amortization	(22,993)	(20,291)
Other intangibles amortization	(15,938)	(10,565)
Total accumulated amortization	(667,094)	(438,112)
Intangible assets, net	$1,487,436	$738,259

Intangible liabilities
Below-market lease intangibles	$377,132	$194,158
Total intangible liabilities	377,132	194,158
Accumulated amortization
Below-market lease amortization	(88,489)	(65,519)
Total accumulated amortization	(88,489)	(65,519)
Intangible liabilities, net	$288,643	$128,639
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2022	$665,457	$11,343	$8,238	$(65,194)
2023	190,822	6,900	7,495	(56,317)
2024	129,057	4,879	7,203	(46,840)
2025	94,403	3,780	7,194	(38,718)
2026	69,979	3,037	6,880	(29,481)
Thereafter	142,450	7,451	16,686	(52,093)
	$1,292,168	$37,390	$53,696	$(288,643)

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	54	$1,076,210	1.0%	LIBOR	4.8
Interest Rate Swaps - Property debt	22	$9,500,000	1.3%	LIBOR	7.0

	December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Investments in real estate debt	53	$929,560	1.3%	LIBOR	6.3

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
The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	December 31, 2021		December 31, 2020
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	10	€552,513	7	€219,430
Buy USD / Sell GBP Forward	7	£267,368	2	£25,093
Buy EUR / Sell USD Forward	1	€5,978	—	€—
Buy GBP / Sell USD Forward	3	£15,396	—	£—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate derivatives	$41,123	$—	$38,062	$46,144
Foreign currency forward contracts	330	—	7,535	9,392
Total Derivatives	$41,453	$—	$45,597	$55,536
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Year Ended December 31,
			2021	2020	2019
Foreign Currency Forward Contract	Realized gain (loss)	(1)	$27,606	$(14,703)	$—
Interest Rate Swap - Investments in real estate debt	Realized loss	(1)	(11,335)	(6,722)	(533)
Foreign Currency Forward Contract	Unrealized gain (loss)	(1)	8,145	(9,139)	(253)
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	(1)	57,470	(43,029)	(2,242)
Interest Rate Swap – Property debt	Unrealized loss	(2)	(7,711)	—	—
			$74,175	$(73,593)	$(3,028)
(1)Included in Income from investments in real estate debt in the Company’s Consolidated Statements of Operations.
(2)Included in Other income (expense) in the Company's Consolidated Statements of Operations.
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
As of December 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $5.1 million under these derivative contracts. As of December 31, 2020, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $55.9 million under these derivative contracts.
13. Equity and Redeemable Non-controlling Interest
Authorized Capital
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
As of December 31, 2021, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class T	Class D	Total
January 1, 2019	276,989	108,261	23,313	30,375	438,938
Common stock issued	248,497	371,562	16,650	53,107	689,816
Distribution reinvestment	12,156	7,356	899	1,590	22,001
Common stock repurchased	(6,829)	(12,936)	(1,095)	(415)	(21,275)
Independent directors' restricted stock grant(1)	—	36	—	—	36
December 31, 2019	530,813	474,279	39,767	84,657	1,129,516

Common stock issued	196,343	510,136	8,497	43,325	758,301
Distribution reinvestment	20,860	19,363	1,330	3,299	44,852
Common stock repurchased	(45,163)	(76,735)	(3,651)	(7,140)	(132,689)
Independent directors' restricted stock grant(1)	—	37	—	—	37
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017

Common stock issued	543,534	1,221,551	11,392	164,263	1,940,740
Distribution reinvestment	25,157	30,601	1,360	5,111	62,229
Common stock repurchased	(17,196)	(92,662)	(1,408)	(2,428)	(113,694)
Independent directors' restricted stock grant(1)	—	61	—	—	61
December 31, 2021	1,254,348	2,086,631	57,287	291,087	3,689,353

(1)The independent directors’ restricted stock grants represented an aggregate $0.7 million, $0.4 million and $0.4 million of the annual compensation paid to the independent directors for the years ended December 31, 2021, 2020 and 2019, respectively. Each grant is amortized over the one year service period of such grant.
Share and Unit Repurchases
The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
For the years ended December 31, 2021, 2020, and 2019, the Company repurchased shares and OP units for a total of $1.4 billion, $1.5 billion and $0.2 billion, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2021, 2020 and 2019.
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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6508	$0.6508	$0.6508	$0.6508
Stockholder servicing fee per share of common stock	(0.1096)	—	(0.1081)	(0.0317)
Net distributions declared per share of common stock	$0.5412	$0.6508	$0.5427	$0.6191

	Year Ended December 31, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6354	$0.6354	$0.6354	$0.6354
Stockholder servicing fee per share of common stock	(0.0942)	—	(0.0929)	(0.0274)
Net distributions declared per share of common stock	$0.5412	$0.6354	$0.5425	$0.6080

	Year Ended December 31, 2019
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6363	$0.6363	$0.6363	$0.6363
Stockholder servicing fee per share of common stock	(0.0951)	—	(0.0935)	(0.0276)
Net distributions declared per share of common stock	$0.5412	$0.6363	$0.5428	$0.6087
Distributions for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 4.73% ordinary income, 3.36% capital gains and 91.91% return of capital. Of the 4.73% characterized as ordinary income, all 4.73% were non-qualified. Distributions for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100.00% return of capital. Distributions for the year ended December 31, 2019 were characterized, for federal income tax purposes, as 8.75% ordinary income, 1.17% capital gains and 90.08% return of capital. Of the 8.75% characterized as ordinary income, 8.60% and 0.15% were non-qualified and qualified, respectively.
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Balance at the beginning of the year	$274	$272
Settlement of current year performance participation allocation	1,378,959	—
Settlement of prior year performance participation allocation	192,648	141,396
Repurchases	(111,949)	(83,625)
Conversion to Class I and Class B units	(68,453)	(48,543)
Conversion to Class I shares	(801,645)	(9,228)
GAAP income allocation	(6)	(14)
Distributions	(15)	(14)
Fair value allocation	87	30
Ending balance	$589,900	$274
During the years ended December 31, 2021, and 2020, the Company issued Class I and Class B Units in BREIT OP to the Special Limited Partner as payment of the 2021, 2020, and 2019 performance participation allocation. The units issued as payment of the 2020 and 2019 performance participation allocation were subsequently redeemed for cash and exchanged for Class I shares in the Company during the periods in which the units were issued.

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2021 and December 31, 2020, $160.8 million and $29.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $103.4 million, $8.8 million, and $6.8 million during the years ended December 31, 2021, 2020, and 2019, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Non-controlling Interests - BREIT OP unitholders
Class B Units in BREIT OP are available to certain suitable investors in private placements generally utilizing a “draw-down” structure. Class B Units are sold at their NAV per unit, which will equal the NAV per Class I unit of BREIT OP and will generally correspond to the NAV per share of the Company’s Class I shares.
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
During the year ended December 31, 2020, BREIT OP received $9.0 million in Class B Unit subscriptions from an entity advised by Blackstone Insurance Solutions. No such subscriptions were received during the year ended December 31, 2021. As of December 31, 2021 and 2020, there were 10,055,358 Class B Units outstanding. Class B Units are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.
During the years ended December 31, 2021 and 2020, the Company issued $395.8 million, and $0.8 million, respectively, of Class I Units as consideration for acquisitions of real estate.
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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed lease payments	$2,860,344	$2,031,411	$1,073,562
Variable lease payments	280,184	204,461	128,051
Rental revenue	$3,140,528	$2,235,872	$1,201,613
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of December 31, 2021 ($ in thousands). Leases at the Company’s residential and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022	$1,324,432
2023	1,220,847
2024	1,074,261
2025	945,512
2026	828,147
Thereafter	9,467,686
Total	$14,860,885
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2021, the Company had 57 ground leases classified as operating and three ground leases classified as financing. One of the operating ground leases is related to one of the residential properties that is held for sale as of December 31, 2021. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.
The following table details the future lease payments due under the Company’s ground leases as of December 31, 2021 ($ in thousands):

	Operating Leases	Financing Leases
2022	$8,784	$4,038
2023	8,977	4,150
2024	9,081	4,266
2025	9,328	4,385
2026	9,442	4,507
Thereafter	914,168	568,774
Total undiscounted future lease payments	959,780	590,120
Difference between undiscounted cash flows and discounted cash flows	(779,327)	(514,390)
Total lease liability	$180,453	$75,730

The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2021, the weighted average remaining lease term of the Company’s operating leases and financing leases was 67 and 80 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases fixed to an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed ground rent expense	$4,904	$4,038	$2,042
Variable ground rent expense	36	18	81
Total cash portion of ground rent expense	4,940	4,056	2,123
Straight-line ground rent expense	7,488	6,737	4,892
Total operating lease costs	$12,428	$10,793	$7,015
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest on lease liabilities	$3,403	$2,991	$2,228
Amortization of right-of-use assets	1,139	991	748
Total financing lease costs	$4,542	$3,982	$2,976

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
The following table details the total assets by segment ($ in thousands):

	December 31, 2021	December 31, 2020
Residential	$44,167,486	$13,701,615
Industrial	20,898,801	11,157,856
Net Lease	5,219,519	5,199,651
Hospitality	3,084,271	2,196,429
Data Centers(1)	1,905,660	341,056
Self Storage	1,886,376	1,593,430
Retail	1,689,575	700,045
Office	1,232,392	447,630
Investments in Real Estate Debt	9,190,352	4,763,309
Other (Corporate)	2,033,779	582,994
Total assets	$91,308,211	$40,684,015
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,544,909	$982,137	$331,178	$28,586	$—	$143,069	$64,079	$46,570	$—	$3,140,528
Hospitality revenue	—	—	—	—	412,338	—	—	—	—	412,338
Other revenue	109,211	12,413	—	—	10,287	9,393	2,157	344	—	143,805
Total revenues	1,654,120	994,550	331,178	28,586	422,625	152,462	66,236	46,914	—	3,696,671
Expenses:
Rental property operating	780,321	306,016	1,331	4,080	—	67,554	20,712	12,557	—	1,192,571
Hospitality operating	—	—	—	—	316,144	—	—	—	—	316,144
Total expenses	780,321	306,016	1,331	4,080	316,144	67,554	20,712	12,557	—	1,508,715
Income (loss) from unconsolidated entities	(17,461)	194,743	100,276	(71,745)	—	—	167	—	—	205,980
Income from investments in real estate debt	—	—	—	—	—	—	—	—	498,107	498,107
Income from investments in equity securities	640,731	174,866	56,765	—	—	—	—	11,897	—	884,259
Segment net operating income (loss)	$1,497,069	$1,058,143	$486,888	$(47,239)	$106,481	$84,908	$45,691	$46,254	$498,107	$3,776,302

Depreciation and amortization	$(933,418)	$(576,793)	$(114,409)	$(12,485)	$(93,911)	$(137,872)	$(28,917)	$(22,127)	$—	$(1,919,932)

General and administrative										$(32,046)
Management fee										(445,291)
Performance participation allocation										(1,378,959)
Net gain on dispositions of real estate										7,881
Interest expense										(835,283)
Loss on extinguishment of debt										(16,331)
Other income (expense)										7,495
Net loss										$(836,164)
Net loss attributable to non-controlling interests in third party joint ventures										$22,090
Net loss attributable to non-controlling interests in BREIT OP										9,291
Net loss attributable to BREIT stockholders										$(804,783)
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$976,873	$811,490	$331,178	$23,042	$—	$22,874	$54,047	$16,368	$—	$2,235,872
Hospitality revenue	—	—	—	—	248,909	—	—	—	—	248,909
Other revenue	50,256	5,438	—	—	6,397	3,076	1,198	502	—	66,867
Total revenues	1,027,129	816,928	331,178	23,042	255,306	25,950	55,245	16,870	—	2,551,648
Expenses:
Rental property operating	471,413	240,792	701	3,039	—	12,753	17,541	5,540	—	751,779
Hospitality operating	—	—	—	—	261,472	—	—	—	—	261,472
Total expenses	471,413	240,792	701	3,039	261,472	12,753	17,541	5,540	—	1,013,251
Income from unconsolidated entities	—	—	88,571	—	—	—	—	—	—	88,571
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(120,917)	(120,917)
Income from investments in equity securities	37,679	14,005	12,578	—	—	—	—	2,194	—	66,456
Segment net operating income	$593,395	$590,141	$431,626	$20,003	$(6,166)	$13,197	$37,704	$13,524	$(120,917)	$1,572,507

Depreciation and amortization	$(544,927)	$(540,023)	$(114,530)	$(10,098)	$(90,820)	$(19,484)	$(32,528)	$(9,741)	$—	$(1,362,151)

General and administrative										(25,653)
Management fee										(224,776)
Performance participation allocation										(192,648)
Impairment of investments in real estate										(12,343)
Net gain on dispositions of real estate										113,173
Interest expense										(712,931)
Loss on extinguishment of debt										(10,356)
Other income (expense)										(12,224)
Net loss										$(867,402)
Net loss attributable to non-controlling interests in third party joint ventures										$2,417
Net loss attributable to non-controlling interests in BREIT OP										11,586
Net loss attributable to BREIT stockholders										$(853,399)
(1) Previously included within the Industrial segment.

The following table details the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$673,173	$452,402	$42,317	$9,537	$—	$6,191	$15,869	$2,124	$—	$1,201,613
Hospitality revenue	—	—	—	—	432,892	—	—	—	—	432,892
Other revenue	39,340	2,312	—	—	8,858	778	398	81	—	51,767
Total revenues	712,513	454,714	42,317	9,537	441,750	6,969	16,267	2,205	—	1,686,272
Expenses:
Rental property operating	322,773	136,365	—	1,036	—	3,454	5,539	799	—	469,966
Hospitality operating	—	—	—	—	304,710	—	—	—	—	304,710
Total expenses	322,773	136,365	—	1,036	304,710	3,454	5,539	799	—	774,676
Income from investments in real estate debt	—	—	—	—	—	—	—	—	213,062	213,062
Segment net operating income	$389,740	$318,349	$42,317	$8,501	$137,040	$3,515	$10,728	$1,406	$213,062	$1,124,658

Depreciation and amortization	$(427,209)	$(287,537)	$(14,858)	$(4,403)	$(72,765)	$(7,374)	$(8,640)	$(1,253)	$—	$(824,039)

General and administrative										(18,170)
Management fee										(108,115)
Performance participation allocation										(141,396)
Impairment of investments in real estate										—
Net gain on dispositions of real estate										35,035
Interest expense										(484,476)
Loss on extinguishment of debt										—
Other income (expense)										2,260
Net loss										$(414,243)
Net loss attributable to non-controlling interests in third party joint ventures										$5,671
Net loss attributable to non-controlling interests in BREIT OP										6,801
Net loss attributable to BREIT stockholders										$(401,771)
(1) Previously included within the Industrial segment.
16. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, 2020, and 2019, the Company was not involved in any material legal proceedings.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Residential Properties:
Mid Rise Apartments
	Atlanta, GA	1	130,000	—	171,709	273	7,529	273	179,238	179,511	(30,326)	2017
Garden Style Apartments
	Atlanta, GA	22	1,257,898	316,035	1,622,543	1,324	16,629	317,359	1,639,172	1,956,531	(66,609)	2019-2021
	Austin, TX	12	426,583	74,147	616,353	1,874	10,936	76,021	627,289	703,310	(28,518)	2017-2021
	Boston, MA	3	184,356	38,650	216,209	273	5,930	38,923	222,139	261,062	(20,591)	2018-2021
	Charleston, SC	1	30,738	6,512	35,603	75	1,679	6,587	37,282	43,869	(4,261)	2019
	Charlotte, NC	17	523,486	162,230	930,153	2,199	15,178	164,429	945,331	1,109,760	(43,203)	2019-2021
	Chicago, IL	1	41,340	10,899	42,850	563	7,225	11,462	50,075	61,537	(7,747)	2017
	Columbus, OH	6	285,102	52,102	293,233	273	5,161	52,375	298,394	350,769	(16,964)	2020-2021
	Dallas, TX	19	1,012,245	236,375	1,200,485	2,621	20,343	238,996	1,220,828	1,459,824	(68,852)	2017-2021
	Denver, CO	11	636,250	119,394	889,041	1,906	20,870	121,300	909,911	1,031,211	(56,128)	2017-2021
	Durham, NC	2	74,528	20,813	92,463	20	356	20,833	92,819	113,652	(6,654)	2020
	Flagstaff, AZ	1	17,852	3,344	30,331	82	1,322	3,426	31,653	35,079	(4,716)	2017
	Fort Collins, CO	1	36,127	5,020	42,672	57	1,220	5,077	43,892	48,969	(4,096)	2019
	Greenville, SC	2	60,800	13,203	67,595	2	29	13,205	67,624	80,829	(730)	2021
	Houston, TX	4	161,778	52,475	207,269	66	386	52,541	207,655	260,196	(5,171)	2020-2021
	Jacksonville, FL	8	311,168	61,637	397,816	1,289	15,655	62,926	413,471	476,397	(33,078)	2017-2021
	Kansas City, MO	3	20,767	18,708	127,056	280	2,733	18,988	129,789	148,777	(9,298)	2017-2020
	Kennewick, WA	2	43,385	5,480	51,487	399	5,052	5,879	56,539	62,418	(6,073)	2019
	Lakeland, FL	1	41,800	8,788	49,613	139	5,528	8,927	55,141	64,068	(5,306)	2019
	Las Vegas, NV	22	1,040,287	255,961	1,174,386	3,292	44,109	259,253	1,218,495	1,477,748	(140,938)	2017-2021
	Los Angeles, CA	1	50,000	10,795	44,758	39	505	10,834	45,263	56,097	(4,540)	2019
	Louisville, KY	5	37,991	7,582	52,798	607	5,372	8,189	58,170	66,359	(7,993)	2017
	Miami, FL	8	567,887	167,319	728,244	1,306	11,976	168,625	740,220	908,845	(49,016)	2017-2021
	Minneapolis, MN	1	35,970	6,016	47,722	—	—	6,016	47,722	53,738	(99)	2021
	Modesto, CA	2	47,081	5,006	68,782	332	5,828	5,338	74,610	79,948	(9,985)	2017-2018
	Nashville, TN	7	143,477	45,873	311,837	1,175	7,408	47,048	319,245	366,293	(18,790)	2017-2021
	North Port, FL	1	46,000	11,789	88,117	—	—	11,789	88,117	99,906	(214)	2021
	Olympia, WA	2	75,562	20,455	84,588	378	9,211	20,833	93,799	114,632	(14,391)	2017-2018
	Orlando, FL	17	862,966	186,230	1,065,413	8,385	40,344	194,615	1,105,757	1,300,372	(75,525)	2017-2021
	Phoenix, AZ	22	1,110,944	288,270	1,368,765	2,628	51,180	290,898	1,419,945	1,710,843	(104,828)	2017-2021
	Portland, OR	6	218,223	68,172	261,360	463	6,045	68,635	267,405	336,040	(33,323)	2017-2019
	Raleigh, NC	8	405,677	64,151	519,126	448	3,387	64,599	522,513	587,112	(20,684)	2019-2021
	Ontario, Canada	5	272,244	52,051	396,110	385	12,065	52,436	408,175	460,611	(32,035)	2017-2021
	Sacramento, CA	2	118,492	22,383	153,733	525	8,551	22,908	162,284	185,192	(21,223)	2018-2019
	San Antonio, TX	4	116,824	18,648	132,551	297	3,345	18,945	135,896	154,841	(9,652)	2017-2021
	Savannah, GA	1	28,925	5,613	35,434	124	75	5,737	35,509	41,246	(3,920)	2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Seattle, WA	5	140,982	68,204	317,900	755	12,584	68,959	330,484	399,443	(21,418)	2017-2021
	Spokane, WA	1	29,904	5,501	31,785	226	6,252	5,727	38,037	43,764	(5,361)	2018
	Tampa, FL	10	423,117	112,749	665,651	969	18,264	113,718	683,915	797,633	(28,358)	2019-2021
	Honolulu, HI	1	—	95,193	548,419	—	—	95,193	548,419	643,612	(224)	2021
Manufactured Housing
	Atlanta, GA	2	9,000	35,491	1,760	715	—	36,206	1,760	37,966	(1,747)	2020
	Fort Myers, FL	2	—	11,960	1,798	933	89	12,893	1,887	14,780	(355)	2020
	Cincinnati, OH	1	23,381	33,479	2,999	28	—	33,507	2,999	36,506	(2,625)	2020
	Deltona, FL	1	3,638	6,558	513	14	23	6,572	536	7,108	(202)	2020
	Gainesville, FL	3	—	8,755	1,524	15	2	8,770	1,526	10,296	(212)	2020
	Lakeland, FL	2	20,662	30,698	754	421	288	31,119	1,042	32,161	(1,449)	2019-2020
	Los Angeles, CA	1	—	14,621	767	—	—	14,621	767	15,388	(89)	2021
	Miami, FL	4	84,851	136,753	2,032	215	227	136,968	2,259	139,227	(1,063)	2020-2021
	Naples, FL	3	24,315	42,257	2,076	429	121	42,686	2,197	44,883	(1,992)	2019-2020
	North Port, FL	1	23,217	30,093	6,947	412	1,179	30,505	8,126	38,631	(1,169)	2020
	Ocala, FL	1	1,853	3,722	284	165	83	3,887	367	4,254	(280)	2020
	Orlando, FL	8	77,004	179,993	10,320	2,438	1,620	182,431	11,940	194,371	(5,672)	2018-2020
	Palm Bay, FL	2	19,289	32,460	1,216	65	60	32,525	1,276	33,801	(825)	2020
	Phoenix, AZ	27	191,548	287,904	12,313	4,507	1,059	292,411	13,372	305,783	(25,594)	2018-2020
	Port St. Lucie, FL	1	—	7,150	419	—	—	7,150	419	7,569	(217)	2020
	Prescott Valley, AZ	3	11,045	13,641	866	176	43	13,817	909	14,726	(1,524)	2018-2020
	Riverside, CA	2	19,112	22,443	900	757	80	23,200	980	24,180	(2,906)	2018
	San Diego, CA	1	5,301	6,236	309	164	20	6,400	329	6,729	(716)	2018
	Santa Rosa, CA	2	—	21,030	2,244	145	—	21,175	2,244	23,419	(722)	2020-2021
	Seattle, WA	1	14,593	23,000	907	64	—	23,064	907	23,971	(777)	2020
	Sebastian, FL	1	11,756	19,117	983	69	165	19,186	1,148	20,334	(696)	2020
	Tampa, FL	7	41,351	85,950	4,720	352	604	86,302	5,324	91,626	(3,245)	2019-2020
	The Villages, FL	3	13,511	13,974	5,211	690	136	14,664	5,347	20,011	(937)	2020
	Tucson, AZ	1	9,820	12,620	1,838	44	793	12,664	2,631	15,295	(420)	2020
	Washington DC	1	4,754	5,741	656	288	80	6,029	736	6,765	(678)	2019
Student Housing
	Akron, OH	1	36,477	3,052	41,735	20	433	3,072	42,168	45,240	(4,797)	2018
	Athens, GA	2	96,000	14,895	126,936	4	375	14,899	127,311	142,210	(8,081)	2018-2021
	Atlanta, GA	1	116,600	801	156,796	—	16	801	156,812	157,613	(1,997)	2021
	Auburn, AL	2	87,824	18,796	117,582	—	135	18,796	117,717	136,513	(4,362)	2018-2021
	Blacksburg, VA	1	64,532	12,698	71,693	270	310	12,968	72,003	84,971	(8,484)	2018
	Boone, NC	1	49,900	4,599	73,835	—	212	4,599	74,047	78,646	(948)	2021
	Boulder, CO	2	68,963	17,630	73,958	59	2,050	17,689	76,008	93,697	(8,657)	2018
	Buffalo, NY	1	67,400	11,283	81,015	—	—	11,283	81,015	92,298	(246)	2021
	Charlottesville, VA	3	68,438	5,118	94,048	302	2,865	5,420	96,913	102,333	(10,745)	2018
	Fort Collins, CO	1	83,400	712	102,973	—	—	712	102,973	103,685	(409)	2021
	Greenville, NC	1	45,961	8,458	45,948	69	386	8,527	46,334	54,861	(5,260)	2018

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Knoxville, TN	2	113,900	21,639	134,787	—	—	21,639	134,787	156,426	(1,778)	2021
	Louisville, KY	1	34,266	10,401	31,231	123	280	10,524	31,511	42,035	(3,653)	2018
	Orlando, FL	2	106,066	16,035	114,618	150	2,311	16,185	116,929	133,114	(8,908)	2018-2021
	Phoenix, AZ	1	97,149	14,180	111,719	2	998	14,182	112,717	126,899	(12,365)	2018
	Pullman, WA	1	51,400	20,172	55,481	—	—	20,172	55,481	75,653	(1,106)	2021
	Reno, NV	1	58,000	6,265	75,388	—	—	6,265	75,388	81,653	(135)	2021
	Riverside, CA	1	29,818	3,966	40,159	35	1,395	4,001	41,554	45,555	(4,595)	2018
	San Francisco, CA	1	12,552	4,584	16,540	43	531	4,627	17,071	21,698	(1,937)	2018
	State College, PA	3	165,312	22,755	201,931	388	2,659	23,143	204,590	227,733	(16,846)	2018-2021
	Tallahassee, FL	1	72,300	7,770	97,619	4	40	7,774	97,659	105,433	(1,279)	2021
	Tucson, AZ	2	106,560	11,085	140,543	78	703	11,163	141,246	152,409	(15,523)	2018
	Tuscaloosa, AL	1	65,931	16,579	74,404	—	1,244	16,579	75,648	92,227	(8,532)	2018
Single Family Rental
	Atlanta, GA	1979	429,277	155,291	698,982	2,068	6,830	157,359	705,812	863,171	(9,987)	2014-2021
	Charlotte, NC	382	111,243	37,891	149,981	316	1,553	38,207	151,534	189,741	(2,347)	2015-2021
	Chicago, IL	824	185,141	65,006	226,436	877	3,033	65,883	229,469	295,352	(3,580)	2012-2021
	Dallas, TX	1317	327,403	119,678	454,366	1,971	7,561	121,649	461,927	583,576	(7,076)	2013-2021
	Denver, CO	1414	457,886	172,652	636,298	1,328	4,371	173,980	640,669	814,649	(8,961)	2013-2021
	Houston, TX	276	49,577	15,058	71,601	427	1,299	15,485	72,900	88,385	(1,108)	2013-2021
	Kansas City, MO	276	74,775	23,571	100,079	219	1,263	23,790	101,342	125,132	(1,615)	2015-2021
	Minneapolis, MN	788	192,897	82,654	268,484	483	2,457	83,137	270,941	354,078	(3,740)	2015-2021
	Orlando, FL	519	137,424	47,173	178,756	910	4,827	48,083	183,583	231,666	(2,870)	2014-2021
	Other	2075	382,710	218,932	649,220	5,035	10,228	223,967	659,448	883,415	(7,384)	2014-2021
	Philadelphia, PA	186	36,340	19,542	57,932	138	896	19,680	58,828	78,508	(890)	2016-2021
	Portland, OR	289	114,878	62,010	117,311	205	1,189	62,215	118,500	180,715	(1,862)	2015-2021
	Seattle, WA	735	223,993	139,612	296,770	563	2,052	140,175	298,822	438,997	(4,034)	2014-2021
	South Florida, FL	442	115,074	39,319	142,884	977	3,727	40,296	146,611	186,907	(2,277)	2014-2021
	Southern California, CA	324	123,505	54,582	166,949	456	2,299	55,038	169,248	224,286	(2,533)	2014-2021
	Tampa, FL	764	150,690	74,482	242,284	1,093	5,675	75,575	247,959	323,534	(3,402)	2014-2021
	Washington DC	211	45,051	27,072	66,359	153	692	27,225	67,051	94,276	(875)	2015-2021

Senior Housing
	Quebec, Canada	13	297,287	30,238	436,931	—	719	30,238	437,650	467,888	(3,242)	2021

Affordable Housing
	Ann Arbor, MI	2	—	4,150	22,099	—	—	4,150	22,099	26,249	(37)	2021
	Atlanta, GA	11	64,600	46,377	111,724	—	—	46,377	111,724	158,101	(177)	2021
	Austin, TX	8	41,821	34,788	156,092	—	—	34,788	156,092	190,880	(243)	2021
	Baltimore, MD	6	30,312	55,506	74,855	—	—	55,506	74,855	130,361	(119)	2021
	Barnstable Town, MA	1	1,950	170	1,640	—	—	170	1,640	1,810	(3)	2021
	Bloomington, IN	1	6,027	2,140	14,059	—	—	2,140	14,059	16,199	(22)	2021
	Boston, MA	1	7,864	8,439	37,687	—	—	8,439	37,687	46,126	(60)	2021
	Boulder, CO	3	41,000	16,409	80,827	—	—	16,409	80,827	97,236	(119)	2021
	Bridgeport, CT	1	390	600	310	—	—	600	310	910	(1)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Cape Coral, FL	2	62,073	14,232	96,599	—	—	14,232	96,599	110,831	(210)	2021
	Charlotte, NC	5	12,533	23,728	36,198	—	—	23,728	36,198	59,926	(58)	2021
	Charlottesville, VA	1	1,259	5,940	21,639	—	—	5,940	21,639	27,579	(35)	2021
	Chicago, IL	9	46,969	10,559	67,455	—	—	10,559	67,455	78,014	(107)	2021
	Cincinnati, OH	7	2,026	17,959	107,333	—	—	17,959	107,333	125,292	(169)	2021
	Cleveland, OH	1	—	3,460	20,280	—	—	3,460	20,280	23,740	(29)	2021
	Columbus, OH	2	—	6,440	40,977	—	—	6,440	40,977	47,417	(65)	2021
	Crestview, FL	1	5,747	3,740	9,749	—	—	3,740	9,749	13,489	(16)	2021
	Dallas, TX	29	119,733	134,611	420,952	—	—	134,611	420,952	555,563	(678)	2021
	Deltona, FL	2	44,454	13,392	60,244	—	—	13,392	60,244	73,636	(127)	2021
	Denver, CO	10	94,361	62,218	355,398	—	—	62,218	355,398	417,616	(523)	2021
	Detroit, MI	7	36,462	8,050	63,388	—	—	8,050	63,388	71,438	(99)	2021
	Durham, NC	1	4,399	2,320	9,379	—	—	2,320	9,379	11,699	(15)	2021
	El Paso, TX	2	—	5,980	11,959	—	—	5,980	11,959	17,939	(20)	2021
	Fort Collins, CO	5	56,013	27,369	124,664	—	—	27,369	124,664	152,033	(193)	2021
	Fresno, CA	6	17,453	20,319	17,799	—	—	20,319	17,799	38,118	(31)	2021
	Gainesville, FL	1	1,221	1,620	2,880	—	—	1,620	2,880	4,500	(5)	2021
	Grand Rapids, MI	1	—	1,250	2,220	—	—	1,250	2,220	3,470	(4)	2021
	Greenville, SC	6	17,214	11,689	48,887	—	—	11,689	48,887	60,576	(80)	2021
	Harrisburg, PA	2	3,558	9,689	19,079	—	—	9,689	19,079	28,768	(31)	2021
	Houston, TX	19	145,067	101,473	307,639	—	—	101,473	307,639	409,112	(494)	2021
	Indianapolis, IN	7	16,895	13,599	57,496	—	—	13,599	57,496	71,095	(95)	2021
	Jacksonville, FL	4	118,642	29,558	173,773	—	—	29,558	173,773	203,331	(380)	2021
	Kahului, HI	1	3,500	1,050	26,070	—	—	1,050	26,070	27,120	(35)	2021
	Kansas City, MO	9	43,251	17,139	137,284	—	—	17,139	137,284	154,423	(222)	2021
	Lakeland, FL	2	3,961	5,250	12,499	—	—	5,250	12,499	17,749	(20)	2021
	Lancaster, PA	1	6,386	7,909	15,329	—	—	7,909	15,329	23,238	(25)	2021
	Las Vegas, NV	6	41,581	17,709	93,944	—	—	17,709	93,944	111,653	(150)	2021
	Los Angeles, CA	31	165,366	156,410	396,364	—	—	156,410	396,364	552,774	(640)	2021
	Louisville, KY	1	—	730	910	—	—	730	910	1,640	(2)	2021
	Memphis, TN	5	7,305	4,588	7,650	—	—	4,588	7,650	12,238	(7)	2021
	Miami, FL	31	1,133,936	363,840	1,629,704	—	—	363,840	1,629,704	1,993,544	(3,663)	2021
	Milwaukee, WI	1	4,255	1,130	7,290	—	—	1,130	7,290	8,420	(11)	2021
	Modesto, CA	2	5,984	7,400	18,609	—	—	7,400	18,609	26,009	(30)	2021
	Nashville, TN	2	4,493	8,389	18,409	—	—	8,389	18,409	26,798	(30)	2021
	New York, NY	3	5,419	5,200	2,060	—	—	5,200	2,060	7,260	(4)	2021
	Oklahoma City, OK	8	12,164	15,979	31,378	—	—	15,979	31,378	47,357	(52)	2021
	Orlando, FL	1	10,436	5,970	30,248	—	—	5,970	30,248	36,218	(48)	2021
	Oxnard, CA	3	44,028	30,808	29,868	—	—	30,808	29,868	60,676	(52)	2021
	Palm Bay, FL	3	64,903	20,385	79,867	—	—	20,385	79,867	100,252	(160)	2021
	Pensacola, FL	1	8,894	3,330	6,590	—	—	3,330	6,590	9,920	(11)	2021
	Phoenix, AZ	8	29,794	27,178	121,512	—	—	27,178	121,512	148,690	(189)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Raleigh, NC	1	—	2,330	10,849	—	—	2,330	10,849	13,179	(17)	2021
	Reno, NV	1	7,022	8,949	15,339	—	—	8,949	15,339	24,288	(25)	2021
	Richmond, VA	5	11,230	6,810	33,858	—	—	6,810	33,858	40,668	(54)	2021
	Ontario, Canada	9	38,970	68,335	68,845	—	—	68,335	68,845	137,180	(119)	2021
	Sacramento, CA	16	98,969	45,897	312,309	—	—	45,897	312,309	358,206	(492)	2021
	Salt Lake City, UT	2	35,239	19,759	74,885	—	—	19,759	74,885	94,644	(118)	2021
	San Antonio, TX	4	15,131	12,429	44,378	—	—	12,429	44,378	56,807	(70)	2021
	San Diego, CA	5	38,093	26,978	87,774	—	—	26,978	87,774	114,752	(140)	2021
	San Francisco, CA	4	30,961	20,799	80,547	—	—	20,799	80,547	101,346	(127)	2021
	San Jose, CA	4	36,350	9,129	125,082	—	—	9,129	125,082	134,211	(197)	2021
	Santa Rosa, CA	1	15,500	12,189	55,286	—	—	12,189	55,286	67,475	(88)	2021
	Savannah, GA	1	53	1,560	810	—	—	1,560	810	2,370	(2)	2021
	Seattle, WA	4	96,073	26,268	237,614	—	—	26,268	237,614	263,882	(355)	2021
	Sebastian, FL	1	14,850	9,680	39,390	—	—	9,680	39,390	49,070	(60)	2021
	Spartanburg, SC	1	—	4,700	8,199	—	—	4,700	8,199	12,899	(13)	2021
	Stockton, CA	1	—	10,740	44,000	—	—	10,740	44,000	54,740	(63)	2021
	Tampa, FL	5	153,854	50,524	202,309	—	—	50,524	202,309	252,833	(449)	2021
	Trenton, NJ	1	6,564	4,670	9,999	—	—	4,670	9,999	14,669	(16)	2021
	Tulsa, OK	5	8,958	9,019	10,559	—	—	9,019	10,559	19,578	(18)	2021
	Virginia Beach, VA	3	19,996	20,369	56,306	—	—	20,369	56,306	76,675	(91)	2021
	Washington DC	32	370,532	386,605	716,735	—	—	386,605	716,735	1,103,340	(1,138)	2021
	Worcester, MA	1	—	3,350	4,970	—	—	3,350	4,970	8,320	(8)	2021
	College Station, TX	1	4,489	3,160	12,539	—	—	3,160	12,539	15,699	(20)	2021
	Mount Vernon, IL	1	—	1,750	4,350	—	—	1,750	4,350	6,100	(7)	2021
	Albuquerque, NM	8	57,788	69,805	82,205	—	—	69,805	82,205	152,010	(139)	2021
	Waco, TX	1	4,976	3,520	13,139	—	—	3,520	13,139	16,659	(21)	2021
	Beaumont, TX	2	5,504	4,190	10,679	—	—	4,190	10,679	14,869	(17)	2021
	Lawrence, KS	1	4,187	1,780	11,039	—	—	1,780	11,039	12,819	(17)	2021
	Salinas, CA	4	15,846	22,828	93,724	—	—	22,828	93,724	116,552	(149)	2021
	Tyler, TX	2	4,972	6,310	18,009	—	—	6,310	18,009	24,319	(29)	2021
	Lincoln, NE	2	8,533	5,830	33,788	—	—	5,830	33,788	39,618	(53)	2021
	Cheyenne, WY	3	4,772	8,219	25,458	—	—	8,219	25,458	33,677	(41)	2021
	Omaha, NE	1	—	3,970	21,409	—	—	3,970	21,409	25,379	(37)	2021
	Little Rock, AR	1	—	5,110	13,689	—	—	5,110	13,689	18,799	(22)	2021
	Sherman, TX	1	4,427	2,660	1,570	—	—	2,660	1,570	4,230	(3)	2021
	Killeen, TX	2	5,021	5,060	6,140	—	—	5,060	6,140	11,200	(10)	2021
	St. Louis, MO	4	31,704	11,009	63,126	—	—	11,009	63,126	74,135	(100)	2021
	Midland, TX	1	—	3,610	6,940	—	—	3,610	6,940	10,550	(11)	2021
	Sterling, CO	1	3,523	1,940	1,620	—	—	1,940	1,620	3,560	(3)	2021
	San Luis Obispo, CA	4	17,813	11,649	25,908	—	—	11,649	25,908	37,557	(42)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Heber, UT	1	—	8,449	19,659	—	—	8,449	19,659	28,108	(32)	2021
	Ogden, UT	2	—	8,929	14,239	—	—	8,929	14,239	23,168	(23)	2021
	Canton, OH	2	3,668	1,940	13,259	—	—	1,940	13,259	15,199	(21)	2021
	Lansing, MI	1	—	2,070	14,139	—	—	2,070	14,139	16,209	(22)	2021
	Adrian, MI	1	—	740	2,720	—	—	740	2,720	3,460	(4)	2021
	Monroe, MI	1	—	2,160	14,750	—	—	2,160	14,750	16,910	(26)	2021
	Santa Maria, CA	1	7,745	10,459	49,457	—	—	10,459	49,457	59,916	(78)	2021
	Plymouth, IN	1	1,078	1,030	4,850	—	—	1,030	4,850	5,880	(8)	2021
	Hanford, CA	3	3,379	7,559	2,630	—	—	7,559	2,630	10,189	(5)	2021
	Des Moines, IA	2	11,005	3,790	20,549	—	—	3,790	20,549	24,339	(33)	2021
	Other U.S.	13	8,704	24,568	13,749	—	—	24,568	13,749	38,317	(25)	2021
	Battle Creek, MI	1	—	1,240	4,940	—	—	1,240	4,940	6,180	(8)	2021
	Sheridan, WY	2	2,752	3,440	4,640	—	—	3,440	4,640	8,080	(8)	2021
	Jackson, MI	2	2,296	2,280	4,200	—	—	2,280	4,200	6,480	(7)	2021
	Warsaw, IN	2	3,274	2,030	12,109	—	—	2,030	12,109	14,139	(19)	2021
	Ottawa, IL	5	8,927	3,330	12,749	—	—	3,330	12,749	16,079	(20)	2021
	South Bend, IN	4	9,209	4,840	23,598	—	—	4,840	23,598	28,438	(37)	2021
	Marion, IN	2	—	1,820	5,690	—	—	1,820	5,690	7,510	(9)	2021
	Hilo, HI	1	1,879	70	1,690	—	—	70	1,690	1,760	(3)	2021
	Lincoln, IL	1	1,203	340	1,080	—	—	340	1,080	1,420	(2)	2021
	Greeley, CO	1	7,206	7,559	39,757	—	—	7,559	39,757	47,316	(63)	2021
	Salisbury, MD	1	3,096	4,240	3,860	—	—	4,240	3,860	8,100	(7)	2021
	Macon, GA	2	5,362	210	2,070	—	—	210	2,070	2,280	(4)	2021
	Boise City, ID	1	1,503	1,320	4,710	—	—	1,320	4,710	6,030	(8)	2021
	Birmingham, AL	2	7,499	6,960	11,029	—	—	6,960	11,029	17,989	(18)	2021
	Las Cruces, NM	1	1,517	3,350	310	—	—	3,350	310	3,660	(1)	2021
	Longview, TX	2	5,467	3,690	1,780	—	—	3,690	1,780	5,470	(3)	2021
	Clearlake, CA	3	4,123	3,650	3,030	—	—	3,650	3,030	6,680	(5)	2021
	Johnson City, TN	1	1,282	1,450	2,890	—	—	1,450	2,890	4,340	(5)	2021
	Vidalia, GA	1	251	1,270	2,390	—	—	1,270	2,390	3,660	(4)	2021
	Douglas, GA	1	—	810	1,290	—	—	810	1,290	2,100	(2)	2021
	Muskegon, MI	1	—	1,960	9,919	—	—	1,960	9,919	11,879	(16)	2021
	Lawton, OK	2	1,492	3,270	2,370	—	—	3,270	2,370	5,640	(4)	2021
	Missoula, MT	2	1,666	1,410	2,360	—	—	1,410	2,360	3,770	(4)	2021
	La Crosse, WI	1	395	290	870	—	—	290	870	1,160	(1)	2021
	New Castle, IN	1	181	580	880	—	—	580	880	1,460	(1)	2021
	Show Low, AZ	1	1,830	1,360	660	—	—	1,360	660	2,020	(1)	2021
	Evansville, IN	3	4,571	2,780	4,980	—	—	2,780	4,980	7,760	(8)	2021
	Moultrie, GA	1	1,269	1,700	680	—	—	1,700	680	2,380	(1)	2021
	Sierra Vista, AZ	2	934	2,190	410	—	—	2,190	410	2,600	(1)	2021
	Dickinson, ND	1	928	660	3,830	—	—	660	3,830	4,490	(6)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Hartford, CT	1	3,608	3,200	3,350	—	—	3,200	3,350	6,550	(6)	2021
	Wilson, NC	1	2,127	1,130	1,000	—	—	1,130	1,000	2,130	(2)	2021
	Gillette, WY	4	1,788	5,830	3,430	—	—	5,830	3,430	9,260	(6)	2021
	Muskogee, OK	1	332	190	20	—	—	190	20	210	—	2021
	Hattiesburg, MS	2	—	1,310	1,460	—	—	1,310	1,460	2,770	(2)	2021
	Enterprise, AL	1	924	2,520	4,490	—	—	2,520	4,490	7,010	(7)	2021
	Jackson, MS	3	340	4,350	4,690	—	—	4,350	4,690	9,040	(8)	2021
	Vineland, NJ	2	7,950	7,080	3,800	—	—	7,080	3,800	10,880	(7)	2021
	Rapid City, SD	3	2,750	2,590	14,549	—	—	2,590	14,549	17,139	(23)	2021
	Bakersfield, CA	2	3,388	4,260	2,180	—	—	4,260	2,180	6,440	(4)	2021
	Madera, CA	1	2,065	1,750	1,530	—	—	1,750	1,530	3,280	(3)	2021
	Durant, OK	1	1,050	3,460	2,210	—	—	3,460	2,210	5,670	(4)	2021
	Truckee, CA	1	11,711	4,310	12,149	—	—	4,310	12,149	16,459	(19)	2021
	Santa Fe, NM	1	4,831	4,800	9,479	—	—	4,800	9,479	14,279	(15)	2021
	Gulfport, MS	3	—	2,930	2,410	—	—	2,930	2,410	5,340	(4)	2021
	Red Bluff, CA	2	1,494	4,990	2,770	—	—	4,990	2,770	7,760	(5)	2021
	Visalia, CA	3	3,098	6,950	4,650	—	—	6,950	4,650	11,600	(8)	2021
	Redding, CA	1	2,004	3,460	3,240	—	—	3,460	3,240	6,700	(6)	2021
	Clarksdale, MS	1	393	710	1,120	—	—	710	1,120	1,830	(2)	2021
	Fort Smith, AR	1	—	350	380	—	—	350	380	730	(1)	2021
	Fort Wayne, IN	1	—	530	40	—	—	530	40	570	—	2021
	Decatur, IL	1	432	980	3,580	—	—	980	3,580	4,560	(6)	2021
	Cleveland, MS	2	—	2,450	4,340	—	—	2,450	4,340	6,790	(7)	2021
	Indianola, MS	1	—	1,510	4,010	—	—	1,510	4,010	5,520	(6)	2021
	Greenville, MS	1	—	2,260	2,320	—	—	2,260	2,320	4,580	(4)	2021
	Hammond, LA	5	2,206	3,600	7,270	—	—	3,600	7,270	10,870	(12)	2021
	Chico, CA	1	9,644	3,590	10,889	—	—	3,590	10,889	14,479	(17)	2021
	Shawnee, OK	1	659	550	460	—	—	550	460	1,010	(1)	2021
	Yuba City, CA	2	—	5,660	1,800	—	—	5,660	1,800	7,460	(4)	2021
	Duluth, WI	2	5,231	500	11,819	—	—	500	11,819	12,319	(18)	2021
	Lake Havasu City, AZ	2	2,474	4,180	4,360	—	—	4,180	4,360	8,540	(7)	2021
	Greenwood, MS	1	—	1,480	2,990	—	—	1,480	2,990	4,470	(5)	2021
	New Orleans, LA	4	39,140	8,899	40,037	—	—	8,899	40,037	48,936	(64)	2021
	Evanston, WY	1	—	2,070	1,790	—	—	2,070	1,790	3,860	(3)	2021
	El Centro, CA	2	5,518	6,260	4,200	—	—	6,260	4,200	10,460	(8)	2021
	Brownsville, TN	2	1,227	3,780	680	—	—	3,780	680	4,460	(1)	2021
	Morristown, TN	1	—	290	—	—	—	290	—	290	—	2021
	Roanoke, VA	1	—	320	—	—	—	320	—	320	—	2021
	Bronx, NY	1	1,622	—	6,812	—	—	—	6,812	6,812	—	2021
	Weslaco, TX	1	—	—	2,798	—	—	—	2,798	2,798	—	2021
	Port Author, TX	1	2,745	—	8,230	—	—	—	8,230	8,230	—	2021
Total Residential Properties:		13,754	20,836,698	8,036,184	30,753,222	67,921	474,548	8,104,105	31,227,770	39,331,875	(1,290,201)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties
Cold Storage Warehouse
	Atlanta, GA	1	10,408	3,134	30,130	—	1,614	3,134	31,744	34,878	(4,219)	2018
	Austin, TX	1	7,838	3,132	19,010	—	3,226	3,132	22,236	25,368	(2,666)	2018
	Baltimore, MD	1	14,855	5,789	38,820	—	—	5,789	38,820	44,609	(4,394)	2018
	San Francisco, CA	1	18,671	6,785	46,830	—	668	6,785	47,498	54,283	(4,800)	2018
	Stockton, CA	2	29,720	16,775	66,079	—	—	16,775	66,079	82,854	(8,254)	2018
	Allentown, PA	6	44,340	7,307	56,545	—	—	7,307	56,545	63,852	(925)	2020-2021
	Atlanta, GA	136	1,021,838	268,514	1,355,886	—	14,993	268,514	1,370,879	1,639,393	(85,852)	2017-2021
	Austin, TX	5	29,390	15,803	23,630	—	2,290	15,803	25,920	41,723	(158)	2019-2021
	Baltimore, MD	16	176,326	47,275	210,698	—	6,582	47,275	217,280	264,555	(11,384)	2018-2021
	Baton Rouge, LA	1	19,190	5,893	15,035	—	—	5,893	15,035	20,928	(102)	2021
	Boston, MA	2	96,800	24,374	116,419	—	—	24,374	116,419	140,793	(692)	2021
	Charlotte, NC	12	104,811	34,152	123,097	—	1,281	34,152	124,378	158,530	(3,427)	2018-2021
	Chicago, IL	120	1,203,255	404,574	1,441,267	—	31,103	404,574	1,472,370	1,876,944	(123,834)	2017-2021
	Cincinnati, OH	41	320,192	68,839	474,839	—	10,598	68,839	485,437	554,276	(38,215)	2018-2021
	Columbus, OH	25	411,115	60,621	495,395	—	5,156	60,621	500,551	561,172	(26,148)	2018-2021
	Dallas, TX	71	849,272	184,107	1,176,281	—	37,772	184,107	1,214,053	1,398,160	(87,937)	2017-2021
	Davenport, IA	1	13,560	1,507	10,471	—	—	1,507	10,471	11,978	(74)	2021
	Deltona, FL	1	8,250	1,384	8,312	—	—	1,384	8,312	9,696	(33)	2018-2021
	Denver, CO	19	220,567	58,711	281,902	—	3,798	58,711	285,700	344,411	(27,457)	2019-2021
	Durham, NC	4	58,093	9,078	63,480	—	1,031	9,078	64,511	73,589	(3,117)	2019-2021
	El Paso, TX	16	156,162	25,142	173,122	—	2,744	25,142	175,866	201,008	(20,794)	2019-2021
	Fond du Lac, WI	1	9,430	954	9,494	—	—	954	9,494	10,448	(114)	2021
	Greensboro, NC	59	296,677	81,572	420,773	—	9,890	81,572	430,663	512,235	(22,193)	2020-2021
	Greenville, SC	1	3,389	1,165	4,802	—	690	1,165	5,492	6,657	(659)	2018
	Harrisburg, PA	14	274,698	45,788	378,137	—	5,910	45,788	384,047	429,835	(48,728)	2017-2019
	Hickory, NC	1	12,570	2,900	36,463	—	—	2,900	36,463	39,363	(247)	2021
	Houston, TX	27	257,690	56,211	325,251	—	8,166	56,211	333,417	389,628	(25,147)	2017-2021
	Indianapolis, IN	34	484,918	97,188	567,441	—	4,285	97,188	571,726	668,914	(36,314)	2018-2021
	Jacksonville, FL	14	113,065	29,512	168,826	—	4,528	29,512	173,354	202,866	(15,682)	2017-2021
	Kansas City, MO	2	17,484	3,954	25,368	—	1,495	3,954	26,863	30,817	(3,208)	2019
	Lakeland, FL	9	152,537	27,509	158,671	—	5,441	27,509	164,112	191,621	(15,237)	2018-2021
	Lancaster, PA	2	21,110	3,879	22,307	—	—	3,879	22,307	26,186	(87)	2021
	Las Vegas, NV	13	184,985	101,598	486,688	—	183	101,598	486,871	588,469	(16,125)	2019-2021
	Los Angeles, CA	8	192,629	120,900	165,462	—	233	120,900	165,695	286,595	(4,650)	2018-2021
	Louisville, KY	10	167,429	37,105	210,695	—	2,646	37,105	213,341	250,446	(13,829)	2018-2021
	Memphis, TN	29	245,214	55,548	263,302	—	4,907	55,548	268,209	323,757	(14,424)	2018-2021
	Miami, FL	22	199,174	84,049	215,986	—	9,655	84,049	225,641	309,690	(8,130)	2018-2021
	Milwaukee, WI	13	114,699	21,136	136,133	—	1,283	21,136	137,416	158,552	(5,966)	2019-2021
	Minneapolis, MN	56	453,586	123,751	469,835	—	6,820	123,751	476,655	600,406	(29,110)	2019-2021
	Nashville, TN	5	74,043	53,529	82,788	—	2,413	53,529	85,201	138,730	(6,178)	2019-2021
	New York, NY	35	332,421	133,353	401,866	—	7,507	133,353	409,373	542,726	(19,918)	2019-2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Orlando, FL	37	354,766	86,027	426,669	—	10,647	86,027	437,316	523,343	(39,799)	2019-2021
	Oxnard, CA	4	29,700	12,991	28,297	—	815	12,991	29,112	42,103	(2,056)	2018-2021
	Philadelphia, PA	18	319,063	85,314	300,589	—	659	85,314	301,248	386,562	(8,168)	2018-2021
	Phoenix, AZ	2	23,496	6,364	38,704	—	178	6,364	38,882	45,246	(1,371)	2018-2021
	Portland, OR	2	71,540	20,135	72,856	—	—	20,135	72,856	92,991	(568)	2021
	Racine, WI	5	66,696	14,284	92,588	—	943	14,284	93,531	107,815	(7,018)	2020
	Raleigh-Cary, NC	2	9,527	1,664	12,062	—	432	1,664	12,494	14,158	(1,238)	2018
	Reading, PA	3	41,242	10,787	66,858	—	182	10,787	67,040	77,827	(6,772)	2019
	Reno, NV	24	161,855	53,655	133,177	—	1,798	53,655	134,975	188,630	(16,717)	2019-2021
	Richmond, VA	15	92,917	26,117	137,354	—	1,927	26,117	139,281	165,398	(17,076)	2018-2019
	Ontario, CA	28	318,298	237,390	449,783	—	1,937	237,390	451,720	689,110	(22,270)	2018-2021
	Rockford, IL	1	23,157	3,648	28,007	—	163	3,648	28,170	31,818	(2,744)	2019
	Sacramento, CA	1	8,760	3,625	23,944	—	28	3,625	23,972	27,597	(1,375)	2020
	Salt Lake City, UT	6	127,449	120,808	90,028	—	588	120,808	90,616	211,424	(461)	2021
	San Antonio, TX	21	91,918	16,182	104,932	—	949	16,182	105,881	122,063	(6,818)	2019-2021
	San Diego, CA	6	63,255	62,817	91,358	—	591	62,817	91,949	154,766	(2,354)	2018-2021
	San Francisco, CA	2	44,890	29,317	59,628	—	—	29,317	59,628	88,945	(1,624)	2020-2021
	Savannah, GA	3	46,250	11,029	60,627	—	9,719	11,029	70,346	81,375	(7,084)	2018-2019
	Scranton, PA	2	60,309	11,403	74,918	—	200	11,403	75,118	86,521	(4,069)	2019-2021
	Seattle, WA	6	44,207	16,739	59,512	—	494	16,739	60,006	76,745	(5,941)	2018-2021
	Stockton, CA	5	94,191	32,234	165,467	—	436	32,234	165,903	198,137	(15,831)	2017-2020
	Tampa, FL	36	230,878	55,513	292,215	—	2,777	55,513	294,992	350,505	(20,554)	2018-2021
	Toledo, OH	4	10,643	1,458	16,084	—	41	1,458	16,125	17,583	(2,198)	2019
	Vallejo, CA	2	14,563	14,444	35,048	—	185	14,444	35,233	49,677	(2,193)	2019-2020
	Virginia Beach, VA	10	86,715	19,180	107,731	—	744	19,180	108,475	127,655	(11,329)	2018-2019
	Washington DC	17	148,543	61,777	156,871	—	7,307	61,777	164,178	225,955	(18,059)	2018-2021
	Wausau, WI	1	5,540	2,375	4,655	—	—	2,375	4,655	7,030	(37)	2021
	Winchester, VA	2	21,061	5,176	33,059	—	726	5,176	33,785	38,961	(3,809)	2018
	Winston-Salem, NC	9	42,300	10,530	59,645	—	1,712	10,530	61,357	71,887	(5,134)	2018-2021
	Worcester, MA	1	7,483	2,520	8,604	—	272	2,520	8,876	11,396	(1,282)	2018
	York, PA	2	95,428	21,122	133,296	—		21,122	133,296	154,418	(11,553)	2018-2019
Total Industrial Properties:		1,114	11,179,041	3,391,122	14,142,102	—	245,358	3,391,122	14,387,460	17,778,582	(987,930)

Net lease Properties
	Las Vegas, NV	1	3,010,000	1,451,755	2,757,601	—	12	1,451,755	2,757,613	4,209,368	(243,797)	2019
Total Net Lease Properties:		1	3,010,000	1,451,755	2,757,601	—	12	1,451,755	2,757,613	4,209,368	(243,797)

Data Center Properties:
Powered Shell
	Washington DC	11	319,900	115,642	376,360	—	—	115,642	376,360	492,002	(17,167)	2019-2020
Total Data Center Properties:		11	319,900	115,642	376,360	—	—	115,642	376,360	492,002	(17,167)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Hospitality Properties:
Full service Hotel
	Atlanta, GA	1	243,700	30,482	289,353	—	18,263	30,482	307,616	338,098	(24,459)	2019
	San Antonio, TX	1	202,500	84,218	474,529	350	14,093	84,568	488,622	573,190	(94,257)	2018
Select Service Hotels
	Atlanta, GA	2	21,200	19,825	68,875	17	294	19,842	69,169	89,011	(6,923)	2019
	Austin, TX	3	11,163	59,950	156,215	40	1,182	59,990	157,397	217,387	(1,624)	2018
	Bloomington, IN	1	12,213	—	24,783	—	2,378	—	27,161	27,161	(1,788)	2017-2021
	Boston, MA	1	24,700	1,825	37,505	1	70	1,826	37,575	39,401	(7,194)	2017
	Boulder, CO	3	13,414	4,046	25,871	—		4,046	25,871	29,917	(1,541)	2019
	Chicago, IL	2	39,273	14,792	48,680	69	12,321	14,861	61,001	75,862	(4,186)	2019
	Colorado Springs, CO	6	15,000	26,247	58,645	15	4,787	26,262	63,432	89,694	(5,083)	2019
	Crestview, FL	1	10,002	1,966	8,214	14	1,855	1,980	10,069	12,049	(693)	2019
	Denver, CO	1	9,560	3,950	10,475	12	487	3,962	10,962	14,924	(1,130)	2019
	Detroit, MI	1	8,897	3,014	14,185	33	1,357	3,047	15,542	18,589	(1,201)	2019
	Durham, NC	1	12,047	2,809	12,407	22	1,573	2,831	13,980	16,811	(1,396)	2019
	Kahului, HI	1	51,355	4,804	94,476	280	8,404	5,084	102,880	107,964	(18,848)	2019
	Key West, FL	6	—	67,428	199,025	10	19	67,438	199,044	266,482	(1,442)	2021
	Las Vegas, NV	2	21,400	3,341	29,972	29	319	3,370	30,291	33,661	(6,610)	2018
	Miami, FL	5	57,140	9,333	54,528	45	2,333	9,378	56,861	66,239	(4,930)	2019
	Nashville, TN	1	—	25,144	77,202	—	—	25,144	77,202	102,346	(104)	2021
	Orlando, FL	3	42,691	7,564	48,782	66	1,422	7,630	50,204	57,834	(12,730)	2017-2018
	Phoenix, AZ	4	29,247	17,099	49,155	44	389	17,143	49,544	66,687	(7,316)	2018-2019
	Reno, NV	2	25,755	4,167	45,881	75	3,367	4,242	49,248	53,490	(9,479)	2018
	Sacramento, CA	1	20,500	526	24,778	14	767	540	25,545	26,085	(8,114)	2017
	Salt Lake City, UT	6	26,910	19,676	127,690	131	6,627	19,807	134,317	154,124	(20,116)	2018-2019
	San Antonio, TX	2	8,762	3,635	12,033	—		3,635	12,033	15,668	(1,140)	2019
	San Jose, CA	1	26,654	10,746	36,138	60	1,728	10,806	37,866	48,672	(10,451)	2017
	Santa Rosa, CA	1	8,300	2,538	26,306	—	1,946	2,538	28,252	30,790	(4,877)	2018
	Seattle, WA	1	17,616	2,894	30,395	—	88	2,894	30,483	33,377	(4,043)	2018
	Tampa, FL	5	119,283	10,256	54,291	107	6,706	10,363	60,997	71,360	(14,774)	2017-2019
	Washington DC	1	12,434	3,310	11,947	9	3,329	3,319	15,276	18,595	(935)	2019
	Worcester, MA	2	25,100	2,384	34,811	41	3,319	2,425	38,130	40,555	(7,972)	2017
Total Hospitality:		68	1,116,816	447,969	2,187,147	1,484	99,423	449,453	2,286,570	2,736,023	(285,356)

Self Storage Properties:
Self Storage
	Akron, OH	1	7,500	1,835	9,226	—	—	1,835	9,226	11,061	(528)	2020
	Allentown, PA	1	7,550	2,781	12,114	50	70	2,831	12,184	15,015	(363)	2020
	Ann Arbor, MI	1	7,340	3,059	9,673	—	26	3,059	9,699	12,758	(293)	2020

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Atlanta, GA	3	11,420	3,761	15,545	63	103	3,824	15,648	19,472	(461)	2020
	Augusta, GA	1	5,170	771	5,737	14	2	785	5,739	6,524	(169)	2020
	Baltimore, MD	2	13,215	2,504	17,777	—	120	2,504	17,897	20,401	(883)	2019-2020
	Barnstable Town, MA	1	11,120	3,544	20,064	—	20	3,544	20,084	23,628	(591)	2020
	Baton Rouge, LA	1	4,891	1,885	10,898	2	19	1,887	10,917	12,804	(322)	2020
	Bryan, TX	1	—	2,738	8,790	—	—	2,738	8,790	11,528	(4)	2021
	Cape Coral, FL	1	3,914	1,456	4,214	—	84	1,456	4,298	5,754	(402)	2019
	Charleston, SC	2	6,235	4,160	3,724	—	72	4,160	3,796	7,956	(345)	2019
	Chattanooga, TN	1	5,225	1,377	6,244	—	268	1,377	6,512	7,889	(576)	2019
	Chicago, IL	6	31,940	9,640	45,628	77	243	9,717	45,871	55,588	(1,344)	2020
	Cleveland-Elyria, OH	3	13,600	3,639	18,392	—	98	3,639	18,490	22,129	(905)	2020
	Columbus, OH	1	3,540	911	5,825	—	17	911	5,842	6,753	(171)	2020
	Corpus Christi, TX	2	14,070	4,044	16,128	—	—	4,044	16,128	20,172	(495)	2020-2021
	Dallas, TX	16	116,498	25,516	159,307	35	218	25,551	159,525	185,076	(1,936)	2020-2021
	Daytona Beach, FL	1	6,170	2,605	11,617	11	37	2,616	11,654	14,270	(345)	2020
	Detroit, MI	6	33,870	8,571	47,185	15	93	8,586	47,278	55,864	(1,277)	2020-2021
	Fayetteville, NC	3	12,976	4,297	16,749	—	14	4,297	16,763	21,060	(1,551)	2019
	Flint, MI	2	8,970	2,706	14,669	36	12	2,742	14,681	17,423	(472)	2020
	Fresno, CA	1	4,750	1,083	5,270	—	49	1,083	5,319	6,402	(232)	2020
	Gainesville, GA	1	6,620	1,027	8,304	9	11	1,036	8,315	9,351	(243)	2020
	Grand Rapids, MI	2	11,530	2,803	17,409	—	48	2,803	17,457	20,260	(513)	2020
	Houston, TX	22	160,650	31,868	203,923	182	309	32,050	204,232	236,282	(2,157)	2020-2021
	Indianapolis, IN	1	1,530	677	2,203	9	9	686	2,212	2,898	(67)	2020
	Knoxville, TN	1	3,350	1,750	3,704	—	37	1,750	3,741	5,491	(176)	2020
	Lafayette, IN	5	23,730	5,836	30,781	90	83	5,926	30,864	36,790	(902)	2020
	Lakeland, FL	3	14,803	4,437	17,343	—	2,403	4,437	19,746	24,183	(1,276)	2019-2021
	Los Angeles, CA	3	46,336	20,405	35,500	1	9	20,406	35,509	55,915	(1,085)	2020
	Memphis, TN	11	45,300	17,170	84,341	205	120	17,375	84,461	101,836	(2,435)	2020
	Miami, FL	1	10,143	2,955	10,622	—	76	2,955	10,698	13,653	(879)	2019
	Minneapolis, MN	3	19,823	6,529	20,216	39	119	6,568	20,335	26,903	(628)	2020
	Naples, FL	1	8,530	1,368	10,754	—	48	1,368	10,802	12,170	(315)	2020
	Nashville, TN	2	14,676	3,643	18,863	—	4	3,643	18,867	22,510	(558)	2020
	New York City, NY	9	73,784	22,362	95,514	9	333	22,371	95,847	118,218	(3,464)	2019-2020
	North Port, FL	3	21,614	6,329	37,459	5	292	6,334	37,751	44,085	(1,160)	2020
	Ocean City, NJ	1	5,300	2,381	11,891	—	64	2,381	11,955	14,336	(355)	2020
	Oklahoma City, OK	14	38,774	14,498	61,632	179	213	14,677	61,845	76,522	(1,865)	2020
	Orlando, FL	7	51,241	12,879	76,292	50	61	12,929	76,353	89,282	(2,004)	2020-2021
	Palm Bay, FL	5	31,350	8,664	48,394	82	196	8,746	48,590	57,336	(1,591)	2020
	Pensacola, FL	4	24,309	6,208	48,626	9	366	6,217	48,992	55,209	(1,862)	2019-2020
	Phoenix, AZ	2	8,797	2,600	10,084	—	29	2,600	10,113	12,713	(672)	2020
	Port St. Lucie, FL	1	5,903	1,619	7,147	—	265	1,619	7,412	9,031	(657)	2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
	Providence, RI	2	13,000	3,843	16,845	60	55	3,903	16,900	20,803	(520)	2020
	Raleigh, NC	3	9,945	3,172	9,503	—	116	3,172	9,619	12,791	(863)	2019
	Roanoke, VA	1	4,291	1,177	5,228	—	5	1,177	5,233	6,410	(469)	2019
	San Antonio, TX	1	4,600	956	5,609	—	—	956	5,609	6,565	(229)	2020
	San Diego, CA	1	7,400	3,503	5,915	—	15	3,503	5,930	9,433	(270)	2020
	Seattle, WA	2	42,348	21,899	37,647	18	44	21,917	37,691	59,608	(1,081)	2020
	Stockton, CA	1	8,800	1,783	9,413	—	—	1,783	9,413	11,196	(449)	2020
	Tallahassee, FL	2	9,657	3,797	10,909	—	110	3,797	11,019	14,816	(1,054)	2019
	Tampa, FL	4	33,730	9,394	45,001	4	129	9,398	45,130	54,528	(1,335)	2020
	Trenton, NJ	1	8,030	1,853	12,736	6	39	1,859	12,775	14,634	(375)	2020
	Tucson, AZ	3	12,800	2,041	15,340	—	37	2,041	15,377	17,418	(720)	2020
	Tulsa, OK	1	6,230	1,822	7,052	—	10	1,822	7,062	8,884	(210)	2020
Total Self Storage Properties:		181	1,118,888	326,131	1,506,976	1,260	7,220	327,391	1,514,196	1,841,587	(46,104)

Retail Properties
Shopping Centers	Atlanta, GA	3	82,700	36,242	93,639	—	—	36,242	93,639	129,881	—	2021
	Austin, TX	1	20,600	13,844	23,189	—	—	13,844	23,189	37,033	—	2021
	Charlotte, NC	1	22,100	12,743	29,163	—	—	12,743	29,163	41,906	—	2021
	Chicago, IL	2	103,300	36,648	101,293	—	—	36,648	101,293	137,941	—	2021
	Houston, TX	1	22,950	13,853	30,437	—	—	13,853	30,437	44,290	—	2021
	Los Angeles, CA	9	343,550	293,936	222,130	219	3,044	294,155	225,174	519,329	(8,693)	2019-2021
	Miami, FL	2	39,050	31,130	28,911	444		31,574	28,911	60,485	(2,369)	2018-2021
	New York City, NY	2	111,050	92,478	67,768	378	308	92,856	68,076	160,932	(2,195)	2019-2021
	Ventura, CA	1	23,600	22,282	13,321	18		22,300	13,321	35,621	(1,779)	2019
	Philadelphia, PA	2	83,000	56,152	72,366	—	3,522	56,152	75,888	132,040	(7,593)	2017-2021
	Riverside, CA	1	27,390	24,100	18,317	357	898	24,457	19,215	43,672	(4,517)	2017
	Seattle, WA	1	67,900	37,563	49,855	—	—	37,563	49,855	87,418	—	2021
Total Retail Properties:		26	$947,190	$670,971	$750,389	$1,416	$7,772	$672,387	$758,161	$1,430,548	$(27,146)

Office Properties:
Office
	Atlanta, GA	1	$—	$14,770	$212,057	$—	$—	$14,770	$212,057	$226,827	$(4,279)	2021
	San Francisco, CA	1	75,900	29,719	86,396	—	3,369	29,719	89,765	119,484	(6,881)	2019
	San Jose, CA	1	167,700	50,457	185,074	—	14,590	50,457	199,664	250,121	(7,239)	2020
	Toronto, Canada	3	—	46,112	145,304	—	—	46,112	145,304	191,416	(515)	2021
Total Office Properties:		6	$243,600	$141,058	$628,831	$—	$17,959	$141,058	$646,790	$787,848	$(18,914)

Portfolio Total		15,161	$38,772,133	$14,580,832	$53,102,628	$72,081	$852,292	$14,652,913	$53,954,920	$68,607,833	$(2,916,615)
(1)Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)As of December 31, 2021, the aggregate cost basis for tax purposes was $69.6 billion.
(3)Certain of the Company's investment in joint ventures with ownership interests in affordable housing properties collateralize a term loan and secured notes totaling $2.0 billion. As of December 31, 2021, such term loan and secured notes had a total outstanding balance of $2.0 billion.
(4)Encumbrances excludes $0.8 billion outstanding on variable rate warehouse facilities as of December 31, 2021.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $963.7 million. Accumulated Depreciation does not include $230.8 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Real Estate:
Balance at the beginning of year	$33,617,991	$26,589,825
Additions during the year:
Land and land improvements	7,203,559	2,089,896
Building and building improvements	28,258,673	5,269,981
Dispositions during the year:
Land and land improvements	(146,603)	(103,193)
Building and building improvements	(101,697)	(228,518)
Assets held for sale	(224,090)	—
Balance at the end of the year	$68,607,833	$33,617,991

Accumulated Depreciation:
Balance at the beginning of year	$(1,693,196)	$(752,354)
Accumulated depreciation	(1,261,608)	(964,304)
Dispositions	8,411	23,462
Assets held for sale	29,778	—
Balance at the end of the year	$(2,916,615)	$(1,693,196)