Form 10-Q
period 2022-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2022-05-13
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022, the issuer had the following shares outstanding: 1,522,783,259 shares of Class S common stock, 2,475,212,606 shares of Class I common stock, 72,033,216 shares of Class T common stock, and 378,459,720 shares of Class D common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$68,803,749	$66,941,653
Investments in unconsolidated entities (includes $2,340,473 and $1,613,646 at fair value as of March 31, 2022 and December 31, 2021, respectively)	6,126,887	5,501,305
Investments in real estate debt	9,888,596	8,995,939
Cash and cash equivalents	3,824,779	989,674
Restricted cash	2,779,440	2,428,907
Other assets	6,899,249	6,450,733
Total assets	$98,322,700	$91,308,211

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$41,395,221	$41,327,388
Secured financings of investments in real estate debt	4,558,781	4,706,632
Due to affiliates	1,951,472	1,309,447
Other liabilities	4,687,576	4,184,148
Total liabilities	52,593,050	51,527,615

Commitments and contingencies	—	—
Redeemable non-controlling interests	219,572	750,670

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,426,428 and 1,254,348 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14,264	12,543
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,350,144 and 2,086,631 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	23,493	20,865
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 65,057 and 57,287 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	651	573
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 339,949 and 291,087 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,399	2,911
Additional paid-in capital	48,981,309	42,249,094
Accumulated other comprehensive loss	(32,161)	(9,569)
Accumulated deficit and cumulative distributions	(6,300,159)	(5,631,014)
Total stockholders’ equity	42,690,796	36,645,403
Non-controlling interests attributable to third party joint ventures	1,680,507	1,744,256
Non-controlling interests attributable to BREIT OP unitholders	1,138,775	640,267
Total equity	45,510,078	39,029,926
Total liabilities and equity	$98,322,700	$91,308,211

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$1,303,720	$652,916
Hospitality revenue	147,245	58,143
Other revenue	68,100	22,396
Total revenues	1,519,065	733,455

Expenses
Rental property operating	566,987	237,705
Hospitality operating	103,463	55,680
General and administrative	13,106	6,960
Management fee	189,150	73,095
Performance participation allocation	411,569	143,215
Depreciation and amortization	915,051	400,387
Total expenses	2,199,326	917,042

Other income (expense)
Income from unconsolidated entities	184,225	34,682
(Loss) income from investments in real estate debt	(34,044)	239,361
Net gain on dispositions of real estate	205,262	15,430
Interest expense	(306,459)	(181,532)
Gain (loss) on extinguishment of debt	1,395	(3,416)
Other income	533,303	107,946
Total other income	583,682	212,471
Net (loss) income	$(96,579)	$28,884
Net loss (income) attributable to non-controlling interests in third party joint ventures	$44,255	$(59)
Net loss (income) attributable to non-controlling interests in BREIT OP	656	(353)
Net (loss) income attributable to BREIT stockholders	$(51,668)	$28,472
Net (loss) income per share of common stock — basic and diluted	$(0.01)	$0.01
Weighted-average shares of common stock outstanding, basic and diluted	4,001,087	1,938,486

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(96,579)	$28,884
Other comprehensive (loss) income:
Foreign currency translation losses, net	(6,592)	—
Unrealized loss on derivatives from unconsolidated entities	(16,000)	—
Other comprehensive (loss) income	(22,592)	—
Comprehensive (loss) income	(119,171)	28,884
Comprehensive loss (income) attributable to non-controlling interests in third party joint ventures	44,255	(59)
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP	656	(353)
Comprehensive (loss) income attributable to BREIT stockholders	$(74,260)	$28,472

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	1,699	3,279	78	479	8,000,740	—	—	8,006,275	—	—	8,006,275
Offering costs	—	—	—	—	(285,297)	—	—	(285,297)	—	—	(285,297)
Distribution reinvestment	74	116	4	18	307,088	—	—	307,300	—	—	307,300
Common stock/units repurchased	(52)	(807)	(4)	(9)	(1,254,562)	—	—	(1,255,434)	—	(8,172)	(1,263,606)
Amortization of compensation awards	—	40	—	—	3,977	—	—	4,017	—	5,768	9,785
Net loss ($1,195 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(51,668)	(51,668)	(39,947)	(3,769)	(95,384)
Other comprehensive loss	—	—	—	—	—	(22,592)	—	(22,592)	—	—	(22,592)
Distributions declared on common stock ($0.1662 gross per share)	—	—	—	—	—	—	(617,477)	(617,477)	—	—	(617,477)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	836	520,160	520,996
Distributions to and redemptions of non-controlling interests	—	—	—	—	(4,029)	—	—	(4,029)	(24,638)	(15,479)	(44,146)
Allocation to redeemable non-controlling interests	—	—	—	—	(35,702)	—	—	(35,702)	—	—	(35,702)
Balance at March 31, 2022	$14,264	$23,493	$651	$3,399	$48,981,309	$(32,161)	$(6,300,159)	$42,690,796	$1,680,507	$1,138,775	$45,510,078

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	817	1,452	14	227	2,915,914	—	—	2,918,424	—	—	2,918,424
Offering costs	—	—	—	—	(107,294)	—	—	(107,294)	—	—	(107,294)
Distribution reinvestment	57	58	3	10	150,046	—	—	150,174	—	—	150,174
Common stock/units repurchased	(68)	(354)	(5)	(8)	(507,896)	—	—	(508,331)	(129)	(1,290)	(509,750)
Amortization of compensation awards	—	1	—	—	120	—	—	121	—	1,177	1,298
Net income ($343 loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	28,472	28,472	402	353	29,227
Distributions declared on common stock ($0.1600 gross per share)	—	—	—	—	—	—	(289,405)	(289,405)	—	—	(289,405)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,229	70,316	72,545
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(2,823)	(4,456)	(7,279)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,775)	—	—	(2,775)	—	—	(2,775)
Balance at March 31, 2021	$7,835	$10,427	$471	$1,470	$21,507,160	$—	$(3,485,251)	$18,042,112	$142,932	$254,072	$18,439,116

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(96,579)	$28,884
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Management fee	189,150	73,095
Performance participation allocation	411,569	143,215
Depreciation and amortization	915,051	400,387
Net gain on dispositions of real estate	(205,262)	(15,430)
(Gain) loss on extinguishment of debt	(1,395)	3,416
Unrealized gain on changes in fair value of financial instruments	(175,457)	(316,617)
Realized (gain) loss on sale of real estate-related equity securities	(240,694)	20,363
Income from unconsolidated entities	(184,225)	(34,682)
Distributions of earnings from unconsolidated entities	69,570	15,101
Other items	17,000	(5,945)
Change in assets and liabilities:
Increase in other assets	(79,263)	(20,726)
Increase in due to affiliates	3,281	4,804
Increase (decrease) in other liabilities	77	(4,229)
Net cash provided by operating activities	622,823	291,636
Cash flows from investing activities:
Acquisitions of real estate	(2,221,780)	(362,345)
Capital improvements to real estate	(196,224)	(61,713)
Proceeds from disposition of real estate	571,225	73,922
Refunds, (pre-acquisition costs/deposits)	37,692	(6,322)
Investment in unconsolidated entities	(551,580)	(364,758)
Return of capital from unconsolidated entities	15,954	—
Purchase of investments in real estate debt	(1,483,788)	(300,888)
Proceeds from sale/repayment of investments in real estate debt	452,950	126,388
Purchase of real estate-related equity securities	(1,045,329)	(336,845)
Proceeds from sale of real estate-related equity securities	967,347	—
Net cash used in investing activities	(3,453,533)	(1,232,561)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,952,091	2,327,903
Offering costs paid	(72,157)	(30,430)
Subscriptions received in advance	1,843,583	1,230,294
Repurchase of common stock	(965,715)	(323,611)
Repurchase of management fee shares	—	(124,335)
Borrowings under mortgage notes, term loans, and secured revolving credit facilities	2,442,063	614,085
Repayments of mortgage notes, term loans, and secured revolving credit facilities	(2,699,283)	(957,247)
Borrowings under secured financings of investments in real estate debt	541,821	—
Repayments of secured financings of investments in real estate debt	(674,264)	(635,805)
Borrowings under affiliate unsecured revolving credit facility	—	60,000
Repayments of affiliate unsecured revolving credit facility	—	(60,000)
Payment of deferred financing costs	(26,514)	(13,640)
Redemption of redeemable non-controlling interest	(26,639)	(111,949)
Redemption of affiliate service provider incentive compensation awards	—	(923)
Contributions from non-controlling interests	30,644	825
Distributions to and redemptions of non-controlling interests	(47,060)	(6,623)
Distributions	(280,278)	(127,578)
Net cash provided by financing activities	6,018,292	1,840,966
Net change in cash and cash equivalents and restricted cash	3,187,582	900,041
Cash and cash equivalents and restricted cash, beginning of year	3,418,581	1,044,523
Effects of currency translation on cash, cash equivalents and restricted cash	(1,944)	—
Cash and cash equivalents and restricted cash, end of year	$6,604,219	$1,944,564
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,824,779	$574,130
Restricted cash	2,779,440	1,370,434
Total cash and cash equivalents and restricted cash	$6,604,219	$1,944,564

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$235,772	$—
Assumption of other liabilities in conjunction with acquisitions of real estate	$32,676	$2,945
Issuance of BREIT OP units as consideration for acquisitions of real estate	$79,577	$—
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$—	$9,249
Accrued pre-acquisition costs	$15	$—
Accrued capital expenditures and acquisition related costs	$6,326	$7,009
Accrued distributions	$31,865	$11,914
Accrued stockholder servicing fee due to affiliate	$217,595	$78,094
Redeemable non-controlling interest issued as settlement of performance participation allocation	$67,233	$192,648
Exchange of redeemable non-controlling interest for Class I shares	$128,205	$12,246
Exchange of redeemable non-controlling interest for Class I or Class B units	$434,717	$68,453
Allocation to redeemable non-controlling interest	$35,702	$2,775
Distribution reinvestment	$307,300	$150,174
Accrued common stock repurchases	$393,509	$87,350
Accrued common stock repurchases due to affiliate	$—	$27,387
Payable for unsettled investments in real estate debt	$78,115	$22,974
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, the Company invests outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of March 31, 2022, the Company had received aggregate net proceeds of $53.3 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered sales. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of March 31, 2022, the Company owned 3,097 properties and 23,724 single family rental homes. The Company currently operates in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 — Investments in Unconsolidated Entities. Financial results by segment are reported in Note 15 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.
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
BREIT OP and each of the Company’s joint ventures are considered to be a VIE or VOE. The Company consolidates these entities, excluding certain equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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
As of March 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $30.2 billion and $18.6 billion, respectively, compared to $28.7 billion and $17.6 billion as of December 31, 2021. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Certain of the Company’s joint ventures are accounted for under the equity method of accounting as the requirements for consolidation are not met. The Company has elected the FVO for certain of its equity method investments while the remaining investments are presented at historical cost. Refer to Note 4 — Investments in Unconsolidated Entities for additional details on the Company’s investments in unconsolidated entities.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date. As the novel coronavirus (“COVID-19”) pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying these condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ materially from those estimates.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2022 and December 31, 2021, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of March 31, 2022 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company’s investment in a private real estate company is reflected at its fair value as of March 31, 2022 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. The Company’s equity securities are recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The resulting unrealized gains and losses from public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company recognized $334.7 million of unrealized losses, which includes the realization of $209.3 million of unrealized gains recognized in prior periods on its investments in equity securities. During the three months ended March 31, 2021, the Company recognized $82.3 million of unrealized gains on its investments in equity securities.
The Company has elected the FVO for eight of its equity method investments and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the equity method investments. To determine the fair value of the real estate assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s derivative financial instruments are reported at fair value and consist of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$8,655,731	$1,232,865	$9,888,596	$—	$7,755,602	$1,240,337	$8,995,939
Equity securities	2,535,019	439,871	242,836	3,217,726	2,558,952	442,300	224,408	3,225,660
Investments in unconsolidated entities	—	—	2,340,473	2,340,473	—	—	1,613,646	1,613,646
Derivatives	—	839,707	—	839,707	—	41,453	—	41,453
Total	$2,535,019	$9,935,309	$3,816,174	$16,286,502	$2,558,952	$8,239,355	$3,078,391	$13,876,698

Liabilities:
Derivatives	$—	$99,859	$—	$99,859	$—	$45,597	$—	$45,597
Total	$—	$99,859	$—	$99,859	$—	$45,597	$—	$45,597
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2021	$1,240,337	$224,408	$1,613,646	$3,078,391
Purchases	1,233	—	528,862	530,095
Sales and repayments	(3,430)	—	—	(3,430)
Distributions received	—	—	(8,894)	(8,894)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	206,859	206,859
Realized gain included in income (loss) from investments in real estate debt	437	—	—	437
Unrealized loss included in income (loss) from investments in real estate debt	(5,712)	—	—	(5,712)
Unrealized gain included in other income (expense)	—	18,428	—	18,428
Balance as of March 31, 2022	$1,232,865	$242,836	$2,340,473	$3,816,174
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,232,865	Discounted cash flow	Market Yield	5.2%	Decrease
Investments in unconsolidated entities	$1,803,051	Discounted cash flow	Discount Rate	6.2%	Decrease
			Exit Capitalization Rate	5.0%	Decrease
			Weighted Average Cost of Capital	7.1%	Decrease
	$537,422	Market comparable	LTM EBITDA Multiple	14.4x	Increase
Equity securities	$242,836	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,240,337	Discounted cash flow	Market Yield	5.2%	Decrease
Investments in unconsolidated entities	$1,613,646	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	9.1%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase

Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
Valuation of liabilities not measured at fair value
As of March 31, 2022, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $181.1 million below carrying value. As of December 31, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $108.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage and Home Partners of America (“HPA”), both of which are indirect, wholly-owned subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a straight-line basis over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving of certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. Refer to Note 9 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage and HPA ($ in thousands):

				March 31, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Three Months Ended March 31, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$3,425	$—	$(520)	$2,905	2.8 years
2022	—	33,173	(4,132)	29,041	2.7 years
Total	$3,425	$33,173	$(4,652)	$31,946
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Building and building improvements	$55,849,587	$53,954,920
Land and land improvements	15,044,365	14,652,913
Furniture, fixtures and equipment	1,097,968	963,686
Right of use asset - operating leases(1)	474,841	461,186
Right of use asset - financing leases(1)	72,862	72,862
Total	72,539,623	70,105,567
Accumulated depreciation and amortization	(3,735,874)	(3,163,914)
Investments in real estate, net	$68,803,749	$66,941,653
(1)Refer to Note 14 for additional details on the Company’s leases.
Acquisitions
During the three months ended March 31, 2022, the Company acquired interests in nine real estate investments for $2.5 billion, including 16 residential properties, three office properties, 11 industrial properties, and two self storage properties.
The following table details the properties acquired during the year ended March 31, 2022 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Residential properties(2)	$1,662,228	4	16	3,731 units
Office properties	699,457	2	3	808 sq. ft.
Industrial properties(3)	152,897	1	11	1,280 sq. ft.
Self storage properties	30,968	2	2	123 sq. ft.
	$2,545,550	9	32
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes 1,035 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Purchase price includes three properties classified as held for sale as of March 31, 2022.

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2022 ($ in thousands):

Amount
Building and building improvements	$1,912,760
Land and land improvements	457,729
Furniture, fixtures and equipment	62,397
In-place lease intangibles	134,684
Above-market lease intangibles	1,570
Below-market lease intangibles	(30,707)
Other	7,117
Total purchase price	2,545,550
Assumed debt(1)	235,772
Net purchase price	$2,309,778

(1)Refer to Note 6 for additional details on the Company’s debt, which includes mortgage notes, term loans, and secured revolving credit facilities.
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the three months ended March 31, 2022 were six, six, and 14 years, respectively.

Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Residential properties(1)	7	$445,419	$184,031	4	$73,922	$15,430
Industrial properties	9	125,806	21,231	—	—	—
	16	$571,225	$205,262	4	$73,922	$15,430
(1)Net proceeds and net gain include 123 single family rental homes sold during the three months ended March 31, 2022 that are not included in the number of properties.
 Properties Held for Sale
As of March 31, 2022, one property in the Residential segment and three properties in the Industrial segment were classified as held for sale. The held for sale assets and liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	March 31, 2022
Investments in real estate, net	$27,583
Other assets	368
Total assets	$27,951

Liabilities:
Mortgage notes, net	$20,844
Other liabilities	643
Total liabilities	$21,487
 Impairment
The Company reviews its real estate investments for impairment each quarter and when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment charge.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures include 10,009 single family rental properties, 124 affordable housing rental properties, 533 industrial properties, 53 data center properties, six retail properties, two net lease properties and one office property. Refer to Note 2 for additional details.
The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investment in Joint Venture	Segment	Number of Joint Ventures	Ownership Interest	March 31, 2022	December 31, 2021
Unconsolidated entities at historical cost:
QTS Data Centers(1)	Data Centers	1	35.7%	$1,338,874	$1,394,359
MGM Grand & Mandalay Bay	Net Lease	1	49.9%	823,991	822,736
Residential investments	Residential	130	12.2% - 52.0%	1,024,821	1,074,832
Industrial investments(2)	Industrial	7	10.0% - 55.0%	502,290	497,491
Retail investments	Retail	1	50.0%	96,438	98,241
Total unconsolidated entities at historical cost		140		3,786,414	3,887,659
Unconsolidated entities at fair value:
Industrial investments(3)	Industrial	7	7.9% - 85.0%	1,810,230	1,613,646
Office investments	Office	1	49.0%	530,243	—
Total unconsolidated entities at fair value		8		2,340,473	1,613,646
Total		148		$6,126,887	$5,501,305
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes $266.1 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(3)Includes $1.1 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended March 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(38,469)	$—
MGM Grand & Mandalay Bay	Net Lease	49.9%	25,273	25,346
Residential investments	Residential	12.2% - 52.0%	(28,800)	—
Industrial investments	Industrial	10.0% - 55.0%	19,551	—
Retail investments	Retail	50.0%	(189)	—
Total unconsolidated entities at historical cost			(22,634)	25,346
Unconsolidated entities at fair value:
Industrial investments	Industrial	7.9% - 85.0%	205,169	9,336
Office investments	Office	49.0%	1,690	—
Total unconsolidated entities at fair value			206,859	9,336
Total			$184,225	$34,682

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2022
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+3.7%	6/3/2034	$8,084,396	$7,928,752	$7,713,748
RMBS	4.3%	8/27/2054	373,111	363,353	343,440
Corporate bonds	4.9%	3/29/2030	236,215	235,385	226,137
Total real estate securities	4.0%	2/23/2035	8,693,722	8,527,490	8,283,325
Commercial real estate loans	L+4.4%	2/8/2025	1,411,685	1,438,183	1,402,175
Other investments(4)	3.7%	7/25/2029	224,528	195,916	203,096
Total investments in real estate debt	4.1%	8/10/2033	$10,329,935	$10,161,589	$9,888,596

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+3.6%	11/13/2033	$7,176,097	$7,090,490	$7,055,276
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
Total real estate securities	3.7%	4/27/2034	7,459,217	7,372,465	7,336,436
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,716
Other investments(4)	3.7%	7/25/2029	227,958	198,909	198,787
Total investments in real estate debt	3.8%	9/16/2032	$9,161,792	$9,045,181	$8,995,939

(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial Real Estate Loans are reflected as a spread over the relevant floating benchmark rates, as of March 31, 2022 and December 31, 2021, respectively, for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of March 31, 2022 and December 31, 2021, we had interest rate swaps outstanding with a notional value of $1.5 billion and $1.1 billion, respectively, that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion as of both March 31, 2022 and December 31, 2021. In addition, CMBS includes zero-coupon securities of $215.1 million and $208.8 million as of March 31, 2022 and December 31, 2021, respectively.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2022			December 31, 2021
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$3,359,594	$3,268,452	33%	$3,058,410	$3,032,995	34%
Residential	2,678,131	2,639,971	27%	2,328,762	2,358,734	26%
Hospitality	2,560,293	2,466,372	25%	2,233,289	2,200,285	24%
Office	724,459	684,979	7%	640,145	620,512	7%
Other	450,972	439,489	4%	354,579	352,105	4%
Diversified	379,254	381,451	4%	403,737	405,569	5%
Net Lease	8,886	7,882	—%	8,885	8,779	—%
Retail	—	—	—%	17,374	16,960	—%
Total	$10,161,589	$9,888,596	100%	$9,045,181	$8,995,939	100%
(1)Residential investments in real estate debt are collateralized by various forms of rental housing including apartments and single family homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2022			December 31, 2021
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$26,304	$22,750	—%	$26,192	$24,274	—%
AA	628	1,325	—%	710	1,749	—%
A	125,884	123,191	1%	127,118	125,420	1%
BBB	549,911	537,270	5%	373,061	369,111	4%
BB	2,122,421	2,045,884	21%	1,678,565	1,670,560	19%
B	2,306,004	2,225,230	23%	1,971,282	1,940,328	22%
CCC	24,338	22,728	—%	24,338	24,242	—%
Private Commercial Real Estate Loans	1,538,922	1,511,111	15%	1,598,701	1,585,738	18%
Not Rated (1)	3,467,177	3,399,107	35%	3,245,214	3,254,517	36%
Total	$10,161,589	$9,888,596	100%	$9,045,181	$8,995,939	100%
(1)As of March 31, 2022, Not Rated positions represent a weighted average LTV at origination of 67.5% and are comprised primarily of 54.2% industrial and 36.7% multifamily assets.
The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$97,599	$43,197
Unrealized (loss) gain	(224,147)	129,883
Realized gain	2,384	2,594
Total	(124,164)	175,674
Income from interest rate swaps and other derivatives	83,975	50,579
Income from secured financings of investments in real estate debt(1)	15,408	13,461
Other loss	(9,263)	(353)
Total (loss) income from investments in real estate debt	$(34,044)	$239,361
(1)Represents unrealized and realized gains.

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended March 31,
	March 31, 2022	December 31, 2021	2022	2021
CMBS	$2,794,020	$3,099,694	$(22,627)	$69,343
Commercial real estate loans	489,388	556,571	(1,139)	(18,572)
Total	$3,283,408	$3,656,265	$(23,766)	$50,771
For additional information regarding the Company’s investments in affiliated real estate debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The terms and conditions of such affiliated real estate debt held as of March 31, 2022 are consistent with the terms described in such Note.
Each investment in such CMBS by Blackstone and its affiliates (including the Company) represented a minority participation in any individual tranche. The Company acquired its minority participation interests from third-parties on market terms negotiated by the majority third-party investors. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing, loans underlying, or have an interest in a different part of the capital structure related to such CMBS.
As of March 31, 2022 and December 31, 2021, the Company’s investments in real estate debt also included $2.0 billion and $1.4 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. During the three months ended March 31, 2022 and 2021, the Company recognized $28.7 million of loss and $7.0 million of income, respectively, related to such CMBS.
6. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	March 31, 2022			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	March 31, 2022	December 31, 2021
Fixed rate loans:
Fixed rate mortgages(4)	3.6%	9/25/2028	N/A	$19,387,718	$19,086,525
Variable rate loans:
Variable rate mortgages and term loans	L+2.0%	7/13/2026	N/A	21,107,149	20,004,365
Variable rate secured revolving credit facilities	N/A	N/A	$2,963,290	—	1,614,550
Variable rate warehouse facilities	L+1.6%	8/6/2027	$1,562,500	1,075,929	794,141
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	71,100
Total variable rate loans	L+1.9%	7/31/2026		22,254,178	22,484,156
Total loans secured by real estate	3.0%	8/1/2027		41,641,896	41,570,681
Premium on assumed debt, net				65,437	68,706
Deferred financing costs, net				(312,112)	(311,999)
Mortgage notes, term loans, and secured revolving credit facilities, net				$41,395,221	$41,327,388

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of March 31, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $16.6 billion that mitigate our exposure to potential future interest rates increase under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $382.9 million and $396.3 million of loans related to our investment in affordable housing properties as of March 31, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.

The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of March 31, 2022 ($ in thousands):

Year	Amount
2022 (remaining)	$320,648
2023	593,693
2024	3,217,858
2025	6,510,837
2026	14,534,786
2027	6,428,977
Thereafter	10,035,097
Total	$41,641,896

The Company repaid certain of its loans in conjunction with the sale of the underlying property or a refinancing during the three months ended March 31, 2022. As such, the Company incurred a realized gain on extinguishment of debt of $1.4 million and loss of $3.4 million for the three months ended March 31, 2022 and 2021, respectively. Such gains resulted primarily from the acceleration of mortgage premiums and such losses resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs. Both are recorded on the Company’s Condensed Consolidated Statements of Operations.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of March 31, 2022, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.
7. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements with lenders to provide additional financing capacity secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time, and may require the Company to provide additional collateral in the form of cash, securities, or other assets if the market value of the financed investments decline.
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	March 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,212,985	$6,702,854	L+1.0%	3/21/2023
Commercial real estate loans	180,859	278,244	L+1.8%	4/2/2024
Corporate bonds	86,585	126,560	L+0.9%	2/2/2023
RMBS	78,352	115,836	L+1.0%	3/20/2023
	$4,558,781	$7,223,494	L+1.0%

	December 31, 2021
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,308,015	$6,604,524	L+0.9%	1/20/2023
Commercial real estate loans	224,510	345,400	L+1.8%	4/2/2022
Corporate bonds	90,578	135,355	L+0.8%	11/17/2022
RMBS	83,529	125,967	L+0.9%	12/31/2022
	$4,706,632	$7,211,246	L+1.0%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.

8. Unsecured Revolving Credit Facilities
The Company is party to an unsecured line of credit with multiple banks. The credit facility expires on February 22, 2024 and may be extended for one year. Interest under the credit facility is determined based on LIBOR plus 2.5%. As of March 31, 2022, the capacity of the unsecured line of credit was $2.0 billion. As of March 31, 2022, the Company had a $10.0 million letter of credit outstanding, which reduced the line of credit capacity of the unsecured credit facility. No such letter of credit was outstanding as of December 31, 2021. There were no outstanding borrowings on the line of credit as of March 31, 2022 and December 31, 2021.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (“Lender”). The Line of Credit expires on January 22, 2023, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, LIBOR plus 2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance under the Line of Credit.
9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$1,453,187	$1,235,592
Performance participation allocation	411,569	—
Accrued management fee	66,688	56,607
Accrued affiliate service provider expenses	15,856	12,880
Advanced organization and offering costs	1,534	2,045
Other	2,638	2,323
Total	$1,951,472	$1,309,447
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker dealer affiliated with the Adviser, for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s share as part of its continuous public offering, that provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in Class I or Class B units of BREIT OP or cash, at the election of the Special Limited Partner.

Effective March 4, 2022, following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year. If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end Performance Allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end Performance Allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay BREIT OP the remaining Quarterly Shortfall Obligation in cash. During the three months ended March 31, 2022, the Company recognized $411.6 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. In April 2022, the Company issued 16.1 million Class I units in BREIT OP to the Special Limited Partner as payment for $237.9 million of the performance participation allocation. The remaining amount of the performance participation allocation expense is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. At the election of the Special Limited Partner, each Class I unit is redeemable for cash or Class I shares (on a one-for-one basis). Immediately following the issuance, upon request by the Special Limited Partner, we exchanged 16.1 million Class I units for 16.1 million Class I shares.
On December 31, 2021, the Company issued 96.4 million Class I units in BREIT OP to the Special Limited Partner as payment of the 2021 performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2021. Also on December 31, 2021, and immediately following (i) the issuance of the Class I units and (ii) the record time for the December 2021 distributions on the Company’s Class I shares, 55.2 million Class I units in BREIT OP were exchanged for 55.2 million unregistered Class I shares in the Company. In January 2022, subsequent to the issuance of the Class I shares and Class I units, 4.7 million of such Class I units were exchanged for 4.7 million Class B units, 37.8 million of such Class I shares and 1.9 million of such Class I units were redeemed for $566.6 million, and 9.0 million of such units were exchanged for 9.0 million unregistered Class I shares in the Company.
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
As of May 13, 2022, Blackstone and its employees, including the Company’s executive officers, owned shares of common stock of the Company and Class I and Class B units of BREIT OP in an aggregate amount of $1.5 billion (based on the NAV per share/unit as of March 31, 2022).
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock. During the three months ended March 31, 2022 and 2021, the Company incurred management fees of $189.2 million and $73.1 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company issued 8.4 million and 4.0 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $66.7 million and $56.6 million related to the management fees as of March 31, 2022 and December 31, 2021, respectively. During April 2022, the Adviser was issued 4.5 million unregistered Class I shares as payment for the management fees accrued as of March 31, 2022. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2021, the Adviser submitted 8.3 million Class I shares for repurchase by the Company, for a total repurchase amount of $96.9 million. The Advisor did not submit any shares for repurchase during the three months ended March 31, 2022.

Accrued affiliate service provider expenses and incentive compensation awards
For further details on the Company’s relationships with its affiliated service providers, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company. The vesting condition that is based on the Company achieving of certain returns over a hurdle amount is considered a market condition. The achievement of total returns over the hurdle amount, which affects the quantity of awards that vest, is considered a performance condition. If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of March 31, 2022, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

				March 31, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Three Months Ended March 31, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$1,520	$—	$(380)	$1,140	0.8 years
2020	—	—	—	—	—
2021	37,201	—	(3,010)	34,191	2.8 years
2022	—	25,000	(1,562)	23,438	3.8 years
	$38,721	$25,000	$(4,952)	$58,769
The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses Three Months Ended March 31,		Amortization of Affiliate Service Provider Incentive Compensation Awards Three Months Ended March 31,		Transaction Support Services(1) Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Link Industrial Properties L.L.C.	$19,133	$16,128	$2,344	$417	$1,032	$243
LivCor, L.L.C.	13,978	10,725	2,218	382	1,691	879
BRE Hotels and Resorts LLC	3,484	2,681	191	132	—	—
ShopCore Properties TRS Management LLC	1,857	1,424	125	16	—	40
Revantage Corporate Services, L.L.C.	4,832	653	—	—	5	—
Equity Office Management, L.L.C.	422	612	74	8	—	—
Longview Senior Housing Advisors, LLC	428	—	—	—	—	—
Total	$44,134	$32,223	$4,952	$955	$2,728	$1,162

(1)During the three months ended March 31, 2022 and 2021, the Company paid the affiliate service providers $2.7 million and $1.2 million, respectively, for transaction support fees relating to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the gain (loss) on sale.
Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating and Hospitality Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from these arrangements.
Other
As of March 31, 2022 and December 31, 2021, the Adviser had advanced $2.6 million and $2.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.

Affiliate Title Service Provider
During the three months ended March 31, 2022, the Company paid Lexington National Land Services $6.9 million for title services related to 20 investments and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Captive Insurance Company
During the three months ended March 31, 2022, the Company contributed $4.4 million of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.1 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies. The Company contributed $0.3 million of capital to the captive insurance company during the three months ended March 31, 2021. Of these amounts, $5 thousand was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of March 31, 2022 and December 31, 2021, the Company had a receivable of $3.0 million and $3.9 million from LivCor, L.L.C. and such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
10. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	March 31, 2022	December 31, 2021
Equity securities	$3,217,726	$3,225,660
Real estate intangibles, net	1,303,510	1,487,436
Derivatives	839,707	41,453
Receivables, net	473,421	381,201
Straight-line rent receivable	307,270	275,200
Single family rental homes risk retention securities	183,646	233,525
Prepaid expenses	117,356	151,188
Pre-acquisition costs	115,952	153,659
Deferred leasing costs, net	98,054	84,990
Deferred financing costs, net	52,060	51,535
Held for sale assets	27,951	196,244
Other	162,596	168,642
Total	$6,899,249	$6,450,733

The following table details the components of other liabilities ($ in thousands):

	March 31, 2022	December 31, 2021
Subscriptions received in advance	$1,843,583	$1,746,910
Stock repurchases payable	393,594	100,540
Intangible liabilities, net	301,669	288,643
Accounts payable and accrued expenses	295,641	265,754
Distribution payable	222,007	190,143
Accrued interest expense	217,129	215,757
Real estate taxes payable	204,560	211,063
Securitized debt obligations, net	199,164	200,953
Right of use lease liability - operating leases	190,500	180,453
Tenant security deposits	183,948	172,308
Derivatives	99,859	45,597
Payable for unsettled investments in real estate debt	99,541	21,426
Prepaid rental income	92,279	125,250
Right of use lease liability - financing leases	76,054	75,730
Held for sale liabilities	21,487	114,377
Other	246,561	229,244
Total	$4,687,576	$4,184,148

11. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Intangible assets
In-place lease intangibles	$1,950,226	$1,920,331
Indefinite life intangibles	104,182	104,182
Above-market lease intangibles	61,302	60,383
Other intangibles	75,818	69,634
Total intangible assets	2,191,528	2,154,530
Accumulated amortization
In-place lease amortization	(844,626)	(628,163)
Above-market lease amortization	(25,602)	(22,993)
Other intangibles amortization	(17,790)	(15,938)
Total accumulated amortization	(888,018)	(667,094)
Intangible assets, net	$1,303,510	$1,487,436

Intangible liabilities
Below-market lease intangibles	$406,162	$377,132
Total intangible liabilities	406,162	377,132
Accumulated amortization
Below-market lease amortization	(104,493)	(88,489)
Total accumulated amortization	(104,493)	(88,489)
Intangible liabilities, net	$301,669	$288,643

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2022 (remaining)	$401,019	$8,370	$5,947	$(49,468)
2023	203,366	7,106	7,435	(58,529)
2024	140,136	5,128	7,149	(49,031)
2025	103,841	3,964	7,145	(40,928)
2026	79,127	3,210	7,012	(31,825)
2027	55,812	2,268	6,610	(21,021)
Thereafter	122,299	5,654	16,730	(50,867)
	$1,105,600	$35,700	$58,028	$(301,669)

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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate swaps, and may also include interest rate caps, options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	March 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Property debt	31	$15,050,000	2.2%	LIBOR, SOFR	7.9
Interest Rate Caps - Property debt	33	$14,370,196	2.0%	LIBOR, SOFR	1.3
Interest Rate Swaps - Investments in real estate debt	75	$1,513,710	1.2%	LIBOR, SOFR	4.8
	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Property debt	22	$9,500,000	1.3%	LIBOR	7.0
Interest Rate Swaps - Investments in real estate debt	54	$1,076,210	1.0%	LIBOR	4.8

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	10	€550,463	10	€552,513
Buy USD / Sell GBP Forward	14	£269,462	7	£267,368
Buy EUR / Sell USD Forward	1	€13,768	1	€5,978
Buy GBP / Sell USD Forward	—	£—	3	£15,396
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate derivatives	$826,499	$41,123	$82,405	$38,062
Foreign currency forward contracts	13,208	330	17,454	7,535
Total Derivatives	$839,707	$41,453	$99,859	$45,597
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended March 31,
			2022	2021
Interest Rate Swap – Property debt	Unrealized gain	(1)	$635,984	$17,201
Interest Rate Swap – Investments in real estate debt	Realized loss	(2)	—	(14,691)
Interest Rate Swap – Investments in real estate debt	Unrealized gain	(2)	59,709	54,422
Foreign Currency Forward Contract	Realized gain (loss)	(2)	21,344	(4,478)
Foreign Currency Forward Contract	Unrealized gain	(2)	2,922	15,326
Interest Rate Caps - Property debt	Unrealized gain	(3)	45,339	—
			$765,298	$67,780
(1)Included in Other Income in the Company's Condensed Consolidated Statements of Operations.
(2)Included in (Loss) Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)Included in Interest Expense in the Company's Condensed Consolidated Statements of Operations.
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
As of March 31, 2022, the Company was in a net liability position with three of its derivative counterparties and posted collateral of $41.6 million under the derivative contracts. As of December 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $5.1 million under the derivative contract.

13. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2022, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2022
	Class S	Class I	Class T	Class D	Total
December 31, 2021	1,254,348	2,086,631	57,287	291,087	3,689,353
Common stock issued	169,867	332,604	7,751	47,904	558,126
Distribution reinvestment	7,434	11,560	365	1,853	21,212
Common stock repurchased	(5,221)	(80,651)	(346)	(895)	(87,113)
March 31, 2022	1,426,428	2,350,144	65,057	339,949	4,181,578

Share and Unit Repurchases
For the three months ended March 31, 2022, the Company repurchased shares and OP units for a total of $1.3 billion. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2022.
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
The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1662	$0.1662	$0.1662	$0.1662
Stockholder servicing fee per share of common stock	(0.0309)	—	(0.0304)	(0.0089)
Net distributions declared per share of common stock	$0.1353	$0.1662	$0.1358	$0.1573
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2022 and 2021 ($ in thousands):

	March 31,
	2022	2021
Balance at the beginning of the year	$589,900	$274
Settlement of prior year performance participation allocation	—	192,648
Repurchases	(26,639)	(111,949)
Conversion to Class I and Class B units	(434,717)	(68,453)
Conversion to Class I shares	(128,205)	(12,246)
GAAP income allocation	(1)	—
Distributions	(4)	(4)
Fair value allocation	18	14
Ending balance	$352	$284
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of March 31, 2022 and December 31, 2021, $219.2 million and $160.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $35.7 million and $2.8 million, during the three months ended March 31, 2022 and 2021, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
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
Leases at the Company’s industrial, net lease, data centers, retail, and office properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the CPI index. Leases at the Company’s residential and self storage properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease payments	$1,212,538	$591,040
Variable lease payments	91,182	61,876
Rental revenue	$1,303,720	$652,916
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of March 31, 2022 ($ in thousands). Leases at the Company’s residential and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$1,055,157
2023	1,332,820
2024	1,183,141
2025	1,045,161
2026	924,148
2027	748,108
Thereafter	9,001,328
Total	$15,289,863
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2022, the Company had 57 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.
The following table details the future lease payments due under the Company’s ground leases as of March 31, 2022 ($ in thousands):

	Operating Leases	Financing Leases
2022 (remaining)	$6,940	$3,041
2023	9,420	4,150
2024	9,528	4,266
2025	9,780	4,385
2026	9,899	4,507
2027	10,285	4,633
Thereafter	1,038,666	564,142
Total undiscounted future lease payments	1,094,518	589,124
Difference between undiscounted cash flows and discounted cash flows	(904,018)	(513,070)
Total lease liability	$190,500	$76,054
The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2022, the weighted average remaining lease term of the Company’s operating leases and financing leases was 66 years and 79 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.

The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed ground rent expense	$2,269	$1,021
Variable ground rent expense	5	—
Total cash portion of ground rent expense	2,274	1,021
Straight-line ground rent expense	2,853	1,647
Total operating lease costs	$5,127	$2,668
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Interest on lease liabilities	$996	$759
Amortization of right-of-use assets	324	247
Total financing lease costs	$1,320	$1,006

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
The following table details the total assets by segment ($ in thousands):

	March 31, 2022	December 31, 2021
Residential	$44,541,991	$44,167,486
Industrial	21,284,316	20,898,801
Net Lease	5,411,744	5,219,519
Hospitality	3,080,965	3,084,271
Office	2,688,429	1,232,392
Self Storage	1,883,733	1,886,376
Data Centers	1,847,478	1,905,660
Retail	1,653,409	1,689,575
Investments in Real Estate Debt	10,349,761	9,190,352
Other (Corporate)	5,580,874	2,033,779
Total assets	$98,322,700	$91,308,211

The following table details the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$779,236	$340,768	$82,795	$8,181	$—	$45,207	$31,374	$16,159	$—	$1,303,720
Hospitality revenue	—	—	—	—	147,245	—	—	—	—	147,245
Other revenue	54,651	6,135	—	—	2,658	3,138	507	1,011	—	68,100
Total revenues	833,887	346,903	82,795	8,181	149,903	48,345	31,881	17,170	—	1,519,065
Expenses:
Rental property operating	419,550	110,528	297	1,272	—	21,030	9,919	4,391	—	566,987
Hospitality operating	—	—	—	—	103,463	—	—	—	—	103,463
Total expenses	419,550	110,528	297	1,272	103,463	21,030	9,919	4,391	—	670,450
(Loss) income from unconsolidated entities	(28,800)	224,720	25,273	(38,469)	—	—	(189)	1,690	—	184,225
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(34,044)	(34,044)
Loss from investments in equity securities(1)	(75,501)	(7,496)	(3,694)	—	—	—	—	(14,470)	—	(101,161)
Segment net operating income (loss)	$310,036	$453,599	$104,077	$(31,560)	$46,440	$27,315	$21,773	$(1)	$(34,044)	$897,635

Depreciation and amortization	$(572,968)	$(208,366)	$(28,637)	$(3,557)	$(27,076)	$(31,332)	$(35,281)	$(7,834)	$—	$(915,051)

General and administrative										$(13,106)
Management fee										(189,150)
Performance participation allocation										(411,569)
Net gain on dispositions of real estate										205,262
Interest expense										(306,459)
Gain on extinguishment of debt										1,395
Other income										634,464
Net loss										$(96,579)
Net loss attributable to non-controlling interests in third party joint ventures										$44,255
Net loss attributable to non-controlling interests in BREIT OP										656
Net loss attributable to BREIT stockholders										$(51,668)
(1) Included within other income on the Condensed Consolidated Statements of Operations.

The following table details the financial results by segment for the three months ended March 31, 2021 ($ in thousands):

	Residential	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$288,453	$220,743	$82,795	$6,017	$—	$30,975	$14,430	$9,503	$—	$652,916
Hospitality revenue	—	—	—	—	58,143	—	—	—	—	58,143
Other revenue	14,064	3,850	—	—	1,676	1,996	757	53	—	22,396
Total revenues	302,517	224,593	82,795	6,017	59,819	32,971	15,187	9,556	—	733,455
Expenses:
Rental property operating	139,941	72,823	221	1,049	—	15,708	4,909	3,054	—	237,705
Hospitality operating	—	—	—	—	55,680	—	—	—	—	55,680
Total expenses	139,941	72,823	221	1,049	55,680	15,708	4,909	3,054	—	293,385
Income from unconsolidated entities	—	9,335	25,347	—	—	—	—	—	—	34,682
Income from investments in real estate debt	—	—	—	—	—	—	—	—	239,361	239,361
Income from investments in equity securities(2)	56,053	21,642	8,878	—	—	—	—	4,538	—	91,111
Segment net operating income	$218,629	$182,747	$116,799	$4,968	$4,139	$17,263	$10,278	$11,040	$239,361	$805,224

Depreciation and amortization	$(168,043)	$(129,370)	$(28,499)	$(2,525)	$(22,706)	$(37,751)	$(7,610)	$(3,883)	$—	$(400,387)

General and administrative										$(6,960)
Management fee										(73,095)
Performance participation allocation										(143,215)
Net gain on dispositions of real estate										15,430
Interest expense										(181,532)
Loss on extinguishment of debt										(3,416)
Other income										16,835
Net income										$28,884
Net income attributable to non-controlling interests in third party joint ventures										$(59)
Net income attributable to non-controlling interests in BREIT OP										(353)
Net income attributable to BREIT stockholders										$28,472
(1) Previously included within the Industrial segment.
(2) Included within other income on the Condensed Consolidated Statements of Operations.
16. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identified” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2021, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
BREIT invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest in real estate outside the U.S. and in real estate debt. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Residential, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and the Company's unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of May 13, 2022, we had received net proceeds of $58.0 billion from the sale of 4.7 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have from time to time re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Q1 2022 Highlights
Operating Results:
•Declared monthly net distributions totaling $617.5 million for the three months ended March 31, 2022. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.7%	4.6%	3.8%	4.4%
Year-to-Date Total Return, without upfront selling commissions(2)	4.6%	4.8%	4.6%	4.7%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	1.1%	N/A	1.0%	3.2%
Inception-to-Date Total Return, without upfront selling commissions(2)	12.8%	13.7%	13.4%	13.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	12.0%	N/A	12.6%	13.5%
Investment Activity:
•Acquired 16 residential, 11 industrial, three office, and two self storage properties across nine transactions as well as 1,035 wholly-owned single family homes for a total purchase price of $2.5 billion during the three months ended March 31, 2022. The acquisitions are consistent with our strategy of acquiring diversified, income-producing real estate assets concentrated in high growth markets.
•Invested $1.6 billion in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), corporate bonds, term loans, and other real estate-related investments in debt during the three months ended March 31, 2022.
Capital and Financing Activity:
•Raised $8.0 billion from the sale of shares of our common stock during the three months ended March 31, 2022. Repurchased shares of our common stock from third party investors with an aggregate NAV of $0.7 billion during the three months ended March 31, 2022. We also repurchased shares of our common stock from the Special Limited Partner with an aggregate NAV of $0.6 billion.
•Increased property-level financings by $71.2 million and reduced the financings secured by our investments in real estate debt by $147.9 million during the three months ended March 31, 2022.
Current Portfolio:
•Our portfolio as of March 31, 2022 consisted of investments in real estate (91% based on fair value) and investments in real estate debt (9%).
•Our 3,097 properties(3) as of March 31, 2022 consisted primarily of Residential (51% based on fair value), Industrial (29%), and Net Lease (7%), and our portfolio of real estate was concentrated in the following regions: South (38%), West (34%), East (16%), and Midwest (11%).
•Our investments in real estate debt as of March 31, 2022 consisted of a diversified portfolio of CMBS, RMBS, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

(1)The annualized distribution rate is calculated by averaging each of the three months' annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
(3)Excludes 23,724 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of March 31, 2022:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2022:
1     Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments. Property type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Real estate investments” includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2022:

DENVER
3%
CHICAGO
4%
NEW YORK
2%
WASHINGTON D.C.
3%
CHARLOTTE
2%
ATLANTA
9%
ORLANDO
4%
MIAMI
5%
TAMPA
3%
DALLAS
6%
LAS VEGAS
10%
LOS ANGELES
3%
SAN BERNARDINO
2%
PHOENIX
4%
OTHER MARKETS
40%

STATE CONCENTRATION

MORE THAN 10% | 6–10% | 2–5% | LESS THAN 2%

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
As of March 31, 2022, we owned a diversified portfolio of 3,097 properties and 23,724 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Residential, Industrial, and Net Lease properties, and to a lesser extent Hospitality, Self Storage, Office, Data Centers, and Retail properties.

The following table provides a summary of our portfolio by segment as of March 31, 2022:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Residential(6)	1,079	228,218 units	94%	$14,616	$49,549,479	$840,043	45%
Industrial	1,660	305,034 sq. ft.	98%	$5.25	26,661,573	575,040	32%
Net lease	3	24,748 sq. ft.	100%	N/A	6,118,426	118,566	7%
Data Centers	64	11,255 sq. ft.	100%	13.61	2,422,490	27,434	2%
Hospitality	66	11,147 keys	66%	$158.71/$104.44	2,898,592	149,903	8%
Self Storage	183	14,135 sq. ft.	92%	$14.51	2,740,346	48,345	3%
Office	10	4,167 sq. ft.	97%	$37.10	2,171,720	18,860	1%
Retail	32	5,695 sq. ft.	95%	$22.78	1,834,074	34,028	2%
Total	3,097				$94,396,700	$1,812,219	100%

(1)Residential, Industrial, Net Lease, Data Centers, Office, and Retail, include properties owned by unconsolidated entities. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)For our industrial, net lease, data center, retail and office investments, occupancy includes all leased square footage as of March 31, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended March 31, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2022. Hospitality investments owned less than 12 months are excluded. Unconsolidated investments are excluded from occupancy calculations.
(3)For industrial, data centers, net lease, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized March 31, 2022 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For multifamily and residential properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended March 31, 2022 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended March 31, 2022. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of March 31, 2022.
(5)Segment revenue is presented for the three months ended March 31, 2022. Residential, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
(6)Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Residential units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of March 31, 2022:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Residential:
TA Multifamily Portfolio	5	Various	April 2017	100%	2,053 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	95%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	92%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	96%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	17	Various	Various	100%	3,731 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	93%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	93%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	93%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	94%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	92%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	91%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	96%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	92%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	93%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	96%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	98%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	96%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	95%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	91%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	93%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Solis at Towne Center Multifamily	1	Glendale, AZ	Nov. 2019	100%	240 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	91%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	94%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	95%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	93%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	95%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	94%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	96%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	93%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	97%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	93%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	96%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	85%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	94%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	93%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	91%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	92%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	94%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	94%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	94%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	91%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	95%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,341 units	95%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	87%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	93%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	1	Las Vegas, NV	March 2022	100%	492 units	92%
Highroads MH	3	Phoenix, AZ	April 2018	99.6%	265 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	85%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	95%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	93%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	95%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	97%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	79%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	34	Various	Dec. 2020	99.6%	7,442 units	86%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	97%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	94%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	97%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	99%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	98%
Cardinal Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	95%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	99%
Home Partners of America(4)	N/A(1)	Various	Various	Various(4)	23,724 units	97%
Quebec Independent Living Portfolio	10	Quebec, Canada	Aug. 2021	95%	2,877 units	81%
Ace Affordable Housing Portfolio(5)	650	Various	Dec. 2021	Various(6)	79,658 units	96%
Florida Affordable Housing Portfolio	44	Various	Various	100%	11,157 units	98%
Total Residential	1,079				228,218 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
HS Industrial Portfolio	36	Various	April 2017	100%	5,838 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	145	Various	March 2018	100%	20,954 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	106	Various	Nov. 2018	99%	14,014 sq. ft.	98%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	95%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	92%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	306	Various	Sept. 2019	100%	62,145 sq. ft.	98%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	NA
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,783 sq. ft.	90%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	95%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(6)	19	Various	Jan. & Aug. 2021	85%	2,927 sq. ft.	N/A
Vault Industrial Portfolio(6)	35	Various	Jan. 2021	46%	6,587 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	95%
NW Corporate Center	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(6)	27	Various UK	July & Oct. 2021	22%	8,720 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio	133	Various	Oct. 2021	Various	32,113 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Malborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(6)	13	Various Germany	Oct. 2021	10%	1,153 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	98%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(6)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A
Carrix Ports Portfolio(7)	0	Various	Nov. 2021	8%	0 sq. ft.	N/A
Evergreen Industrial Portfolio(6)	12	Various	Dec. 2021	10%	6,068 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	99%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	99%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	52%
Bluefin Industrial Portfolio(6)	70	Various	Dec. 2021	23%	10,922 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	11	Waukegan, IL	March 2022	100%	1,440 sq. ft.	83%
Total Industrial	1,660				305,034 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
MGM Grand Net Lease(6)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease(6)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Total Net Lease	3				24,748 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
QTS Data Centers(6)	53	Various	Aug. 2021	33.1%	9,354 sq. ft.	N/A
Total Data Centers	64				11,255 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	67%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	47%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	76%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	68%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	64%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	79%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	74%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	54%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	67%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	80%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	78%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	76%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	68%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	39%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	49%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	73%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	545 keys	93%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	64%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	40%
Total Hospitality	66				11,147 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,446 sq. ft.	92%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	93%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	89%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	87%
Simply Self Storage	102	Various	Dec. 2020	100%	8,586 sq. ft.	92%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	95%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	92%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	94%
Flamingo Self Storage Portfolio	6	Various	Various	98%	396 sq. ft.	92%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	89%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,210 sq. ft.	91%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	90%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	91%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	77 sq. ft.	95%
The Park Self Storage	1	Arlington, WA	March 2022	100%	46 sq. ft.	90%
Total Self Storage	183				14,135 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	83%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	100%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	78%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	95%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(6)	6	Various	Oct. 2021	50%(5)	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec 2021	100%	2,149 sq. ft.	96%
Total Retail	32				5,695 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Atlantic Complex Office	3	Toronto, Canada	Nov 2021	97%	259 sq. ft.	94%
One Manhattan West(6)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	395 sq. ft.	99%
Montreal Office Portfolio	2	Various	March 2022	98%	486 sq. ft.	95%
Total Office	10				4,167 sq. ft.

Total Investments in Real Estate	3,097
(1)Residential includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Residential units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units. Single family rental homes are accounted for in residential units and are not reflected in the number of properties.
(2)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(3)For our industrial, net leases, data center, retail and office investments, occupancy includes all leased square footage as of March 31, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended March 31, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2022. Hospitality investments owned less than 12 months are excluded. Occupancy is excluded for unconsolidated investments.
(4)Includes a 100% interest in 13,715 consolidated single family rental homes, a 27.8% interest in 9,060 unconsolidated single family rental homes, and a 12.2% interest in 949 unconsolidated single family rental homes.
(5)Includes various ownership interests in 526 consolidated affordable housing units and 124 unconsolidated affordable housing units.
(6)Investment is unconsolidated.
(7)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a logistics business.
Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of March 31, 2022 ($ and square feet data in thousands). The table below excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	475	$92,807	6%	16,422	8%
2023	615	156,697	11%	28,296	14%
2024	689	179,218	12%	32,351	16%
2025	488	119,929	8%	20,262	10%
2026	524	162,655	11%	30,180	15%
2027	383	140,247	10%	24,870	12%
2028	175	81,246	6%	13,090	6%
2029	116	76,245	5%	9,521	5%
2030	102	86,045	6%	9,708	5%
2031	61	25,997	2%	3,266	2%
2032	44	34,239	2%	3,274	2%
Thereafter	59	301,240	21%	10,590	5%
Total	3,731	$1,456,565	100%	201,830	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2022 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of March 31, 2022:

Credit Rating

AAA
<1%
CCC
<1%
AA
<1%
A
1%
BBB
5%
Private
CRE Loans
15%
Not Rated (1)
35%
BB
21%
B
23%

Collateral Type

Net Lease <1%
Other 4%
Retail <1%
Diversified 4%
Office 7%
Industrial 33%
Hospitality 25%
Residential 27%

(1)Not Rated positions represent a weighted average LTV at origination of 67.5% and are comprised primarily of 54.2% industrial and 36.7% multifamily assets.
The following table details our investments in real estate debt as of March 31, 2022 ($ in thousands):

	March 31, 2022
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS(3)	L+3.7%	6/3/2034	$8,084,396	$7,928,752	$7,713,748
Corporate bonds	4.9%	3/29/2030	236,215	235,385	226,137
RMBS	4.3%	8/27/2054	373,111	363,353	343,440
Total real estate securities	4.0%	2/23/2035	8,693,722	8,527,490	8,283,325
Commercial real estate loans	L+4.4%	2/8/2025	1,411,685	1,438,183	1,402,175
Other investments(4)	3.7%	7/25/2029	224,528	195,916	203,096
Total investments in real estate debt	4.1%	8/10/2033	$10,329,935	$10,161,589	$9,888,596
(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of March 31, 2022 for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of March 31, 2022, we have interest rate swaps outstanding with a notional value of $1.5 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(2)Weighted average maturity date assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)Face amount excludes interest-only securities with a notional amount of $3.4 billion as of March 31, 2022. In addition, CMBS includes zero-coupon securities of $215.1 million as of March 31, 2022.
(4)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
In the first quarter of 2022, we elected to update the consolidated results of operations disclosure to compare the operating results for the current quarter to that of the same quarter in the prior year. We believe this comparison provides a more relevant and informative representation of the changes to our results of operations, as the impacts of the COVID-19 pandemic have begun to subside, and over time as it better reflects the seasonality of our business. The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$1,303,720	$652,916	$650,804
Hospitality revenue	147,245	58,143	89,102
Other revenue	68,100	22,396	45,704
Total revenues	1,519,065	733,455	785,610
Expenses
Rental property operating	566,987	237,705	329,282
Hospitality operating	103,463	55,680	47,783
General and administrative	13,106	6,960	6,146
Management fee	189,150	73,095	116,055
Performance participation allocation	411,569	143,215	268,354
Depreciation and amortization	915,051	400,387	514,664
Total expenses	2,199,326	917,042	1,282,284
Other income (expense)
Income from unconsolidated entities	184,225	34,682	149,543
(Loss) income from investments in real estate debt	(34,044)	239,361	(273,405)
Net gain on dispositions of real estate	205,262	15,430	189,832
Interest expense	(306,459)	(181,532)	(124,927)
Gain (loss) on extinguishment of debt	1,395	(3,416)	4,811
Other income	533,303	107,946	425,357
Total other income	583,682	212,471	371,211
Net (loss) income	$(96,579)	$28,884	$(125,463)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$44,255	$(59)	$44,314
Net loss (income) attributable to non-controlling interests in BREIT OP	656	(353)	1,009
Net (loss) income attributable to BREIT stockholders	$(51,668)	$28,472	$(80,140)
Net (loss) income per share of common stock — basic and diluted	$(0.01)	$0.01	$(0.02)
Rental Revenue
During the three months ended March 31, 2022, rental revenue increased $650.8 million as compared to the three months ended March 31, 2021. The increase can primarily be attributed to a $49.5 million increase in same property revenues and a $601.3 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to March 31, 2021. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended March 31, 2022, hospitality revenue increased $89.1 million as compared to the three months ended March 31, 2021. As the economy continues to reopen and travel restrictions ease relating to the COVID-19 pandemic, we continue to see a recovery in our hospitality assets. ADR for the hotels in our same property portfolio increased from $113 to $164, while occupancy increased 26% and RevPAR increased from $56 to $102 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the three months ended March 31, 2022, other revenue increased $45.7 million as compared to the three months ended March 31, 2021. The increase can primarily be attributed to ancillary income from our affordable housing properties and asset management, property management, and acquisition fee revenue earned by us as part of managing HPA’s joint ventures during the three months ended March 31, 2022.

Rental Property Operating Expenses
During the three months ended March 31, 2022, rental property operating expenses increased $329.3 million as compared to the three months ended March 31, 2021. The increase can primarily be attributed to an $8.4 million increase in same property operating expenses and a $320.9 million increase in non-same property operating expenses. The non-same property operating expense increase is due to the real estate acquisitions we made from January 1, 2021 to March 31, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended March 31, 2022, hospitality operating expenses increased $47.8 million as compared to the three months ended March 31, 2021. The increase in hospitality operating expenses was primarily the result of increased occupancy and the resulting increased operating expenses at our hotels during the three months ended March 31, 2022.
General and Administrative Expenses
During the three months ended March 31, 2022, general and administrative expenses increased $6.1 million compared to the corresponding period in 2021. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the three months ended March 31, 2022, the management fee increased $116.1 million compared to the corresponding period in 2021. The increase was primarily due to the $38.9 billion increase in our NAV from March 31, 2021 to March 31, 2022.
Performance Participation Allocation
During the three months ended March 31, 2022, the performance participation allocation expense increased $268.4 million compared to the corresponding period in 2021. The increase was primarily the result of our increased NAV and a higher total return for the three months ended March 31, 2022 compared to the corresponding period in 2021.
Depreciation and Amortization
During the three months ended March 31, 2022, depreciation and amortization increased $514.7 million compared to the corresponding period in 2021. The increase was primarily driven by the impact of acquisitions we made from January 1, 2021 through March 31, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the three months ended March 31, 2022, income from unconsolidated entities increased $149.5 million compared to the corresponding period in 2021. The increase is primarily attributable to our increased acquisition activity in 2022 and an increase in the fair value of our investments in the WC Infill Industrial Portfolio and Vault Industrial Portfolio.
(Loss) Income from Investments in Real Estate Debt
During the three months ended March 31, 2022, (loss) income from investments in real estate debt decreased $273.4 million compared to the corresponding period in 2021. The decrease was primarily attributable to $354.0 million of unrealized losses on real estate debt securities, partially offset by an increase of $54.4 million in interest income from additional investments and $40.5 million of unrealized gains from derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended March 31, 2022, net gain on dispositions of real estate increased $189.8 million compared to the corresponding period in 2021. During the three months ended March 31, 2022, we recorded $205.3 million of net gains from the sale of 130 residential properties, which included 123 single family rental homes, and nine industrial properties, compared to a $15.4 million net gain from the disposition of four residential properties during the corresponding period in 2021.

Interest Expense
During the three months ended March 31, 2022, interest expense increased $124.9 million compared to the corresponding period in 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments.
Other Income
During the three months ended March 31, 2022, other income increased $425.4 million compared to the corresponding period in 2021. The increase was primarily due to $636.0 million of unrealized gains on our interest rate swaps, $209.3 million of realized gains on our investments in equity securities, and $26.5 million of dividend income from our investments in equity securities, partially offset by $334.7 million of unrealized losses on our investments in equity securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, other income primarily included $82.3 million of unrealized gains on our investments in equity securities, $17.2 million of unrealized gains on our interest rate swaps, and $8.8 million of dividend income from our investments in equity securities.
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

For the three months ended March 31, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to our unusually strong performance in 2021 and the trailing nature of the calculation, our independent directors determined that the excess expenses were justified.

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended		Change
	March 31, 2022	December 31, 2021	$
Revenues
Rental revenue	$1,303,720	$998,705	$305,015
Hospitality revenue	147,245	124,028	23,217
Other revenue	68,100	50,991	17,109
Total revenues	1,519,065	1,173,724	345,341
Expenses
Rental property operating	566,987	392,864	174,123
Hospitality operating	103,463	93,091	10,372
General and administrative	13,106	10,191	2,915
Management fee	189,150	157,147	32,003
Performance participation allocation	411,569	486,549	(74,980)
Depreciation and amortization	915,051	637,879	277,172
Total expenses	2,199,326	1,777,721	421,605
Other income (expense)
Income from unconsolidated entities	184,225	22,825	161,400
(Loss) income from investments in real estate debt	(34,044)	59,121	(93,165)
Net gain (loss) on dispositions of real estate	205,262	(5,335)	210,597
Interest expense	(306,459)	(267,734)	(38,725)
Gain (loss) on extinguishment of debt	1,395	(6,786)	8,181
Other income	533,303	480,594	52,709
Total other income	583,682	282,685	300,997
Net loss	$(96,579)	$(321,312)	$224,733
Net loss attributable to non-controlling interests in third party joint ventures	$44,255	$16,940	$27,315
Net loss attributable to non-controlling interests in BREIT OP	656	3,163	(2,507)
Net loss attributable to BREIT stockholders	$(51,668)	$(301,209)	$249,541
Net loss per share of common stock — basic and diluted	$(0.01)	$(0.09)	$0.08
Rental Revenue
During the three months ended March 31, 2022, rental revenue increased $305.0 million as compared to the three months ended December 31, 2021. The increase can primarily be attributed to an $8.9 million increase in same property revenues and a $296.1 million increase in non-same property revenues due to the real estate acquisitions we made from October 1, 2021 to March 31, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended March 31, 2022, hospitality revenue increased $23.2 million as compared to the three months ended December 31, 2021. As the economy continues to reopen and travel restrictions ease relating to the COVID-19 pandemic, we continue to see a recovery in our hospitality assets. ADR for the hotels in our same property portfolio increased from $144 to $164, while occupancy decreased 2% and RevPAR increased from $91 to $102 during the three months ended March 31, 2022 compared to the three months ended December 31, 2021.
Other Revenue
During the three months ended March 31, 2022, other revenue increased $17.1 million as compared to the three months ended December 31, 2021. The increase can primarily be attributed to a full quarter of ancillary income from our Ace Affordable Housing Portfolio during the three months ended March 31, 2022.
Rental Property Operating Expenses
During the three months ended March 31, 2022, rental property operating expenses increased $174.1 million as compared to the three months ended December 31, 2021. The increase can primarily be attributed to a $13.1 million increase in same property operating expenses and a $161.0 million increase in non-same property operating expenses. The non-same property operating expense increase is due to the real estate acquisitions we made during from October 1, 2021 to March 31, 2022. See Same Property Results of Operations section for further details of the decrease in same property operating expenses.

Hospitality Operating Expenses
During the three months ended March 31, 2022, hospitality operating expenses increased $10.4 million as compared to the three months ended December 31, 2021. The increase in hospitality operating expenses was primarily related to a full quarter of operating expenses at our properties acquired during the fourth quarter 2021.
Management Fee
During the three months ended March 31, 2022, the management fee increased $32.0 million compared to the three months ended December 31, 2021. The increase was primarily due to the $9.2 billion increase in our NAV from December 31, 2021 to March 31, 2022.
Performance Participation Allocation
During the three months ended March 31, 2022, the unrealized performance participation allocation accrual decreased $75.0 million compared to the three months ended December 31, 2021. The decrease was primarily the result of a lower total return for the three months ended March 31, 2022 compared to the three months ended December 31, 2021.
Depreciation and Amortization
During the three months ended March 31, 2022, depreciation and amortization increased $277.2 million compared to the three months ended December 31, 2021. The increase is attributable to the increase in properties within our portfolio from October 1, 2021 to March 31, 2022.
Income from Unconsolidated Entities
During the three months ended March 31, 2022, income from unconsolidated entities increased $161.4 million compared to the three months ended December 31, 2021. The increase is primarily due to an increase of $146.5 million in the fair value of our existing industrial investments, measured under the fair value option, from December 31, 2021 to March 31, 2022.
(Loss) Income from Investments in Real Estate Debt
During the three months ended March 31, 2022, (loss) income from our investments in real estate debt decreased $93.2 million compared to the three months ended December 31, 2021. The decrease was primarily attributable to $151.7 million of unrealized losses on real estate debt investments, $18.8 million of realized losses on real estate debt investments, and $18.2 million of realized losses on derivatives. This was partially offset by $85.4 million of unrealized gains on derivatives and an increase of $15.6 million in interest income from additional investments.
Net Gain (loss) on Dispositions of Real Estate
During the three months ended March 31, 2022, net gain (loss) on dispositions of real estate increased $210.6 million compared to the three months ended December 31, 2021. During the three months ended March 31, 2022, we recorded $205.3 million of net gains from the disposition of nine industrial properties and 130 residential properties, which included 123 single family rental homes, compared to $5.3 million of net losses from the disposition of 122 residential properties, which included 118 single family rental homes, during the three months ended December 31, 2021.
Interest Expense
During the three months ended March 31, 2022, interest expense increased $38.7 million compared to the three months ended December 31, 2021. The increase was primarily due to a full quarter of interest expense on financings of properties acquired during the three months ended December 31, 2021.
Other Income
During the three months ended March 31, 2022, other income increased $52.7 million compared to the three months ended December 31, 2021. The increase was primarily due to $636.0 million of unrealized gains on our interest rate swaps, $209.3 million of realized gains on our investments in equity securities, and $26.5 million of dividend income from our investments in equity securities, offset by $334.7 million of unrealized losses on our investments in equity securities during the three months ended March 31, 2022. During the three months ended December 31, 2021, other income primarily included $468.6 million of unrealized gains on our investments in equity securities and $19.1 million of dividend income from our investments in equity securities, offset by $5.6 million of unrealized losses on our interest rate swaps.
Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) lease termination fees, (vi) property expenses not core to the operations of such properties, and (vii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) net gain (loss) on dispositions of real estate, (g) interest expense, (h) gain (loss) on extinguishment of debt, (i) other income (expense), and (j) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties are not included in same property results until the properties have achieved stabilization for both full periods presented. Properties held for sale and properties that are being re-developed are excluded from same property results and are considered non-same property. We do not consider our investments in the real estate debt segment or equity securities to be same property.

As such, same property NOI assists in eliminating disparities in net income due to the acquisition, disposition, development, or redevelopment of properties during the periods presented, and therefore we believe it provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties, which we believe is useful to investors. Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used to calculate our net income (loss).
For the three months ended March 31, 2022 and March 31, 2021, our same property portfolio consisted of 242 residential, 827 industrial, one net lease, nine data centers, 58 hotel, 110 self storage, 13 retail, and two office properties. For the three months ended March 31, 2022 and December 31, 2021, our same property portfolio consisted of 310 residential, 861 industrial, three net lease, 11 data centers, 58 hotel, 144 self storage, 14 retail, and three office properties.
In the first quarter of 2022, we updated our definition of NOI to exclude the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) lease termination fees, and (iv) property expenses not core to the operations of such properties, which are included in GAAP net income (loss). We do not consider these items to be directly attributable to our operations, and therefore have updated our definition of NOI to exclude such items. We also updated our calculation of same property NOI to include NOI from unconsolidated entities, once the unconsolidated entities have met the criteria to be included in same property NOI listed above, and exclude NOI attributable to non-controlling interests. Additionally, we updated our definition of stabilized occupancy for recently developed properties to be the earliest of (i) properties which have achieved 90% occupancy or (ii) 12 months after receiving a certificate of occupancy. We believe that these changes to our calculations of NOI and same property NOI result in metrics that better reflect our results of our operations. We believe this comparison provides a more relevant and informative representation of the changes to our same property results of operations over time.

The following table reconciles GAAP net (loss) income to same property NOI for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$
Net (loss) income	$(96,579)	$28,884	$(125,463)
Adjustments to reconcile to same property NOI
Depreciation and amortization	915,051	400,387	514,664
Straight-line rental income and expense	(28,350)	(25,908)	(2,442)
Amortization of above- and below-market lease intangibles	(14,409)	(6,051)	(8,358)
Lease termination fees	(1,160)	(1,521)	361
Non-core property expenses	63,834	34,336	29,498
General and administrative	13,106	6,960	6,146
Management fee	189,150	73,095	116,055
Performance participation allocation	411,569	143,215	268,354
Incentive compensation awards(1)	9,604	1,177	8,427
Loss (income) from investments in real estate debt	34,044	(239,361)	273,405
Net gain on dispositions of real estate	(205,262)	(15,430)	(189,832)
Interest expense	306,459	181,532	124,927
(Gain) loss on extinguishment of debt	(1,395)	3,416	(4,811)
Other income	(533,303)	(107,946)	(425,357)
Income from unconsolidated entities	(184,225)	(34,682)	(149,543)
NOI attributable to non-controlling interests in third party joint ventures	(10,770)	(7,651)	(3,119)
NOI from unconsolidated entities	142,284	44,222	98,062
NOI attributable to BREIT stockholders	1,009,648	478,674	530,974
Less: Non-same property NOI attributable to BREIT stockholders	485,602	28,529	457,073
Same property NOI attributable to BREIT stockholders	$524,046	$450,145	$73,901
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$632,787	$583,291	$49,496	8%
Hospitality revenue	116,315	58,143	58,172	100%
Other revenue	23,355	18,721	4,634	25%
Total revenues	772,457	660,155	112,302	17%

Rental property operating	193,521	185,107	8,414	5%
Hospitality operating	83,612	54,002	29,610	55%
Total expenses	277,133	239,109	38,024	16%

Same property NOI attributable to non-controlling interests in third party joint ventures	(8,665)	(7,564)	(1,101)	15%
Consolidated same property NOI attributable to BREIT stockholders	486,659	413,482	73,177	18%
Same property NOI from unconsolidated entities	37,387	36,663	724	2%
Same property NOI attributable to BREIT stockholders	$524,046	$450,145	$73,901	16%

Same Property – Rental Revenue
Same property rental revenue increased $49.5 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was due to a $46.1 million increase in base rental revenue and an $8.2 million increase in tenant reimbursement income as a result of higher operating expenses. This was partially offset by a $4.8 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2022 vs. 2021
	Three Months Ended March 31,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Residential	$286,989	$258,124	$28,865	(1)%	+12%
Industrial	170,301	159,127	11,174	+3%	+4%
Net Lease	63,725	62,475	1,250	—%	+2%
Self storage	26,869	22,518	4,351	(2)%	+21%
Retail	11,029	10,749	280	—%	+3%
Data centers	4,739	4,634	105	—%	+2%
Office	5,846	5,762	84	—%	+1%
Total base rental revenue	$569,498	$523,389	$46,109

Same Property – Hospitality Revenue
Same property hospitality revenue increased $58.2 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. ADR for the hotels in our same property portfolio increased from $113 to $164 while occupancy increased 26% and RevPAR increased from $56 to $102 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Same Property – Other Revenue
Same property other revenue increased $4.6 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our residential properties during the three months ended March 31, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $8.4 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in rental property operating expenses for the three months ended March 31, 2022 was primarily the result of increased real estate taxes and general operating expenses at our residential properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $29.6 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended March 31, 2022.

The following table reconciles GAAP net income (loss) to same property NOI for the three months ended March 31, 2022 and December 31, 2021 ($ in thousands):

	Three Months Ended		Change
	March 31, 2022	December 31, 2021	$
Net loss	$(96,579)	$(321,312)	$224,733
Adjustments to reconcile to same property NOI
Depreciation and amortization	915,051	637,879	277,172
Straight-line rental income and expense	(28,350)	(27,149)	(1,201)
Amortization of above- and below-market lease intangibles	(14,409)	(10,362)	(4,047)
Lease termination fees	(1,160)	(463)	(697)
Property non-operating expenses	63,834	50,536	13,298
General and administrative	13,106	10,191	2,915
Management fee	189,150	157,147	32,003
Performance participation allocation	411,569	486,549	(74,980)
Incentive compensation awards(1)	9,604	11,322	(1,718)
Loss (income) from investments in real estate debt	34,044	(59,121)	93,165
Net (gain) loss on dispositions of real estate	(205,262)	5,335	(210,597)
Interest expense	306,459	267,734	38,725
(Gain) loss on extinguishment of debt	(1,395)	6,786	(8,181)
Other income	(533,303)	(480,594)	(52,709)
Income from unconsolidated entities	(184,225)	(22,825)	(161,400)
NOI attributable to non-controlling interests in third party joint ventures	(10,770)	(20,362)	9,592
NOI from unconsolidated entities	142,284	115,759	26,525
NOI attributable to BREIT stockholders	1,009,648	807,050	202,598
Less: Non-same property NOI attributable to BREIT stockholders	340,112	139,328	200,784
Same property NOI attributable to BREIT stockholders	$669,536	$667,722	$1,814
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended March 31, 2022 and December 31, 2021 ($ in thousands):

	Three Months Ended		Change
	March 31, 2022	December 31, 2021	$	%
Same property NOI
Rental revenue	$823,804	$814,893	$8,911	1%
Hospitality revenue	116,315	109,972	6,343	6%
Other revenue	28,856	26,793	2,063	8%
Total revenues	968,975	951,658	17,317	2%

Rental property operating	269,488	256,382	13,106	5%
Hospitality operating	83,612	81,249	2,363	3%
Total expenses	353,100	337,631	15,469	5%

Same property NOI attributable to non-controlling interests in third party joint ventures	(9,715)	(9,581)	(134)	1%
Consolidated same property NOI attributable to BREIT stockholders	606,160	604,446	1,714	—%
Same property NOI from unconsolidated entities	63,376	63,276	100	—%
Same property NOI attributable to BREIT stockholders	$669,536	$667,722	$1,814	—%

Same Property – Rental Revenue
Same property rental revenue increased $8.9 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The increase was due to a $13.6 million increase in base rental revenue and a $6.1 million increase in tenant reimbursement income. This was partially offset by a $10.8 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			March 31, 2022 vs. December 31, 2021
	Three Months Ended		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	March 31, 2022	December 31, 2021
Residential	$453,422	$442,532	$10,890	—%	+2%
Industrial	177,171	175,768	1,403	—%	+1%
Net Lease	63,725	62,892	833	—%	+1%
Self storage	35,922	35,662	260	(1)%	+2%
Retail	12,235	12,154	81	—%	+1%
Data centers	6,481	6,455	26	—%	—%
Office	8,738	8,601	137	—%	+2%
Total base rental revenue	$757,694	$744,064	$13,630
Same Property – Hospitality Revenue
Same property hospitality revenue increased $6.3 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. ADR for the hotels in our same property portfolio increased from $144 to $164, while occupancy decreased 2% and RevPAR increased from $91 to $102 during the three months ended March 31, 2022 compared to three months ended December 31, 2021.
Same Property – Other Revenue
Same property other revenue increased $2.1 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The increase was primarily due to increased ancillary income at our residential and industrial properties during the three months ended March 31, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $13.1 million during the three months ended March 31, 2022, compared to the three months ended December 31, 2021. The increase in rental property operating expenses for the three months ended March 31, 2022 was primarily the result of increased real estate taxes and general operating expenses at our residential and industrial properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $2.4 million during the three months ended March 31, 2022, compared to the three months ended December 31, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased food and beverage and conference center expenses at our hotels during the three months ended March 31, 2022.
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

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to BREIT stockholders	$(51,668)	$28,472
Adjustments to arrive at FFO:
Depreciation and amortization	1,023,981	410,859
Net gain on dispositions of real estate	(201,150)	(15,430)
Amount attributable to non-controlling interests for above adjustments	(63,185)	(10,291)
FFO attributable to BREIT stockholders	707,978	413,610
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(46,684)	(40,344)
Amortization of above and below-market lease intangibles	(14,940)	(5,038)
Amortization of mortgage premium/discount	(1,423)	(501)
Unrealized gains from changes in fair value of financial instruments(1)	(380,495)	(321,621)
Amortization of restricted stock awards	181	121
Non-cash performance participation allocation	411,569	143,215
Non-cash incentive compensation awards	9,604	1,177
Amortization of deferred financing costs	30,522	12,741
(Gain) loss on extinguishment of debt	(1,395)	3,416
Amount attributable to non-controlling interests for above adjustments	(3,668)	3,983
AFFO attributable to BREIT stockholders	711,249	210,759
Adjustments to arrive at FAD:
Non-cash management fee	189,150	73,095
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(75,362)	(33,113)
Stockholder servicing fees	(46,955)	(20,771)
Realized (gains) losses on financial instruments(1)	(240,225)	20,582
Amount attributable to non-controlling interests for above adjustments	2,142	(855)
FAD attributable to BREIT stockholders	$539,999	$249,697

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

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2022 ($ and shares/units in thousands):

Components of NAV	March 31, 2022
Investments in real estate	$87,395,224
Investments in real estate debt	9,888,596
Investments in unconsolidated entities	7,001,476
Cash and cash equivalents	3,787,636
Restricted cash	2,779,440
Other assets	5,330,588
Mortgage notes, term loans, and revolving credit facilities, net	(41,233,933)
Secured financings of investments in real estate debt	(4,558,781)
Subscriptions received in advance	(1,843,583)
Other liabilities	(2,314,180)
Accrued performance participation allocation	(411,569)
Management fee payable	(66,688)
Accrued stockholder servicing fees(1)	(17,064)
Non-controlling interests in joint ventures	(2,434,109)
Net Asset Value	$63,303,053
Number of outstanding shares/units	4,278,277

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $17.1 million accrued for purposes of our NAV and the $1.5 billion accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$21,144,498	$34,835,841	$950,838	$4,938,526	$1,433,350	$63,303,053
Number of outstanding shares/units	1,426,428	2,350,144	65,057	339,949	96,699	4,278,277
NAV Per Share/Unit as of March 31, 2022	$14.8234	$14.8229	$14.6156	$14.5273	$14.8229
(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2022:

Property Type	Discount Rate	Exit Capitalization Rate
Residential	6.7%	4.8%
Industrial	6.2%	5.1%
Net Lease	6.7%	5.9%
Hospitality	9.1%	9.1%
Data Centers	6.6%	5.6%
Self Storage	7.0%	5.1%
Office	6.6%	4.7%
Retail	6.7%	5.3%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Residential Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.7%	+1.8%	+2.0%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(1.6)%	(1.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.6%	+3.5%	+2.5%	+1.4%	+2.4%	+3.1%	+4.1%	+3.0%
(weighted average)	0.25% increase	(3.3)%	(3.2)%	(2.3)%	(1.3)%	(2.3)%	(3.0)%	(3.6)%	(3.0)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2022
Stockholders’ equity	$42,690,796
Non-controlling interests attributable to BREIT OP	1,138,775
Redeemable non-controlling interest	352
Total partners’ capital of BREIT OP under GAAP	43,829,923
Adjustments:
Accrued stockholder servicing fee	1,436,123
Organization and offering costs	1,534
Accrued affiliate incentive compensation awards	(54,905)
Accumulated depreciation and amortization under GAAP	5,537,578
Unrealized net real estate and real estate debt appreciation	12,552,800
NAV	$63,303,053
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
–Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.1662 per share for the three months ended March 31, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2022:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2022	$0.0451	$0.0556	$0.0452	$0.0526
February 28, 2022	0.0451	0.0547	0.0453	0.0519
March 31, 2022	0.0451	0.0559	0.0453	0.0528
Total	$0.1353	$0.1662	$0.1358	$0.1573
The following tables summarize our distributions declared during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$296,137	48%	$132,790	46%
Reinvested in shares	321,340	52%	156,615	54%
Total distributions	$617,477	100%	$289,405	100%
Sources of Distributions
Cash flows from operating activities	$617,477	100%	$289,405	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$617,477	100%	$289,405	100%

Cash flows from operating activities	$622,823		$291,636
Funds from Operations(1)	$707,978		$413,610
Adjusted Funds from Operations(1)	$711,249		$210,759
Funds Available for Distribution(1)	$539,999		$249,697

(1)See “Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
From the inception of our business on January 1, 2017 through March 31, 2022, we funded our distributions entirely from cash flows from operations.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $9.3 billion of immediate liquidity as of May 2, 2022, including $5.0 billion of undrawn revolving and line of credit capacity and $4.3 billion of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we generated $8.0 billion during the three months ended March 31, 2022. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments. Finally, we generate liquidity through our operating cash flow, which was $622.8 million for the three months ended March 31, 2022.

Our primary liquidity needs are to acquire our investments, make distributions to our stockholders, fund repurchase requests of shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, repay indebtedness, and pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited elect to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them.
We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.
Capital Resources
As of March 31, 2022, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements with lenders secured by our investments in real estate debt, and unsecured revolving credit facilities.
The following table is a summary of our indebtedness as of March 31, 2022 ($ in thousands):

	March 31, 2022			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2022	December 31, 2021
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.6%	9/25/2028	N/A	$19,387,718	$19,086,525
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+2.0%	7/13/2026	N/A	21,107,149	20,004,365
Variable rate secured revolving credit facilities	N/A	N/A	$2,963,290	—	1,614,550
Variable rate warehouse facilities	L+1.6%	8/6/2027	$1,562,500	1,075,929	794,141
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	71,100
Total variable rate loans	L+1.9%	7/31/2026		22,254,178	22,484,156
Total loans secured by our properties	3.0%	8/1/2027		$41,641,896	$41,570,681

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt(4)	L+1.0%	4/4/2023	N/A	4,558,781	4,706,632

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2024	$1,950,000	—	—
Affiliate line of credit	L+2.5%	1/22/2023	75,000	—	—
Total unsecured loans			$2,025,000	—	—

Total indebtedness				$46,200,677	$46,277,313

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan. As of March 31, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $16.6 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)For loans where we, at our sole discretion, have extension options, the maximum maturity date has been assumed.
(3)Includes $382.9 million of loans related to our investment in affordable housing properties. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven should specific affordable housing conditions be maintained.
(4)Weighted average interest rate of L+1.0% reflects the spread over the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of May 13, 2022, we had received net proceeds of $3.6 billion from selling an aggregate of 243,688,438 shares of our common stock in the Current Offering (consisting of 101,334,243 Class S shares, 94,482,211 Class I shares, 7,581,974 Class T shares, and 40,290,010 Class D shares).
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$622,823	$291,636
Cash flows used in investing activities	(3,453,533)	(1,232,561)
Cash flows provided by financing activities	6,018,292	1,840,966
Net increase in cash and cash equivalents and restricted cash	$3,187,582	$900,041
Cash flows provided by operating activities increased $0.3 billion during the three months ended March 31, 2022 compared to the corresponding period in 2021 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities increased $2.2 billion during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to an increase of $2.0 billion in the acquisitions of and capital improvements to real estate investments, a net increase of $0.9 billion in our investments in real estate debt and an increase of $0.2 billion in investments in unconsolidated entities. This was partially offset by a decrease of $0.5 billion in proceeds from dispositions of real estate and a net decrease of $0.3 billion related to our investments in real estate-related equity securities.
Cash flows provided by financing activities increased $4.2 billion during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to an increase of $3.6 billion from the issuance of our common stock, an increase of $0.6 billion in subscriptions received in advance, and a decrease of $0.6 billion in repayments. This was partially offset by an increase of $0.6 billion in repurchases of common stock and an increase of $0.2 billion in distributions.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on March 11, 2022.
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2022 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$54,849,663	$5,112,406	$9,847,497	$26,894,543	$12,995,217
Ground leases	1,683,642	13,351	27,505	28,702	1,614,084
Organizational and offering costs	1,534	1,534	—	—	—
Other	2,398	2,398	—	—	—
Total	$56,537,237	$5,129,689	$9,875,002	$26,923,245	$14,609,301

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate hedging agreements to fix or cap a portion of our variable rate debt. As of March 31, 2022, the outstanding principal balance of our variable rate indebtedness was $26.8 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, or three-month Euro denominated LIBOR (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $16.6 billion as of March 31, 2022 to hedge the risk of increasing interest rates. For the three months ended March 31, 2022, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $11.8 million, net of the impact of our interest rate swaps.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate (collectively, “IBORs”), are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month UDS LIBOR and, as previously announced intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated using short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. Dollar denominated LIBOR. Additionally market participants have started to transition to the Sterling Overnight Index Average, (“SONIA”), in line with guidance from the U.K. regulators. At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from the LIBOR benchmarks proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as the Euro Interbank Offered Rate (“EURIBOR”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), and the Australian Bank Bill Swap Reference Rate (“BBSY”), may persist as International Organization of Securities Commissions (“IOSCO”), compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Investments in Real Estate Debt
As of March 31, 2022, we held $9.9 billion of investments in real estate debt. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates or the SONIA, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2022, a 10 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $10.3 million.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $988.9 million.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and under the heading “Risk Factors” in our prospectus dated February 25, 2022, as supplemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 9 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For each of the three months ended March 31, 2022, the Adviser elected to receive its management fee in Class I shares, and we issued 8.4 million unregistered Class I shares to the Adviser in satisfaction of the management fee for January and February 2022. Additionally, we issued 4.5 million unregistered Class I shares to the Adviser in April 2022 in satisfaction of the March 2022 management fee.
Beginning for the quarter ended March 31, 2022, the Special Limited Partner was entitled to a quarterly performance participation allocation. As further described in Note 9 to the condensed consolidated financial statements, the performance participation allocation became payable on March 31, 2022 and in April 2022, we issued 16.1 million Class I units in BREIT OP to the Special Limited Partner as payment for $237.9 million of the performance participation allocation. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares (on a one-for-one basis). Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act. Immediately following the issuance, upon the request by the Special Limited Partner, we exchanged 16.1 million Class I units for 16.1 million class I shares.
We have also sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended March 31, 2022, we received $1.7 billion from selling 120.7 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased		Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2022	47,489,824	(1)	1.3%	$14.29	47,489,824	(1)	—
February 2022	12,952,234		0.3%	$14.45	12,952,234		—
March 2022	26,669,999		0.7%	$14.61	26,669,999		—
Total	87,112,057		N/M	$14.41	87,112,057		—
(1)Includes 37,762,766 Class I shares previously issued to the Special Limited Partner upon redemption of Class I units held by the Special Limited Partner that were acquired as payment for the 2021 performance participation allocation
(2)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(3)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 23,788 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2022 and incorporated herein by reference)

10.1
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 13, 2022	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 13, 2022	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)