Form 10-Q
period 2022-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2022-08-15
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2022, the issuer had the following shares outstanding: 1,580,138,290 shares of Class S common stock, 2,471,346,971 shares of Class I common stock, 73,716,669 shares of Class T common stock, and 408,603,147 shares of Class D common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$84,817,222	$66,941,653
Investments in unconsolidated entities (includes $4,808,919 and $1,613,646 at fair value as of June 30, 2022 and December 31, 2021, respectively)	8,339,702	5,501,305
Investments in real estate debt	8,813,435	6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	17,442,876	17,055,986
Cash and cash equivalents	2,294,725	989,674
Restricted cash	2,059,412	2,428,907
Other assets	6,008,516	6,450,733
Total assets	$129,775,888	$106,338,864

Liabilities and Equity
Mortgage notes, term loans, and secured revolving credit facilities, net	$53,085,237	$41,327,388
Secured financings of investments in real estate debt	5,397,667	4,706,632
Senior obligations of consolidated securitization vehicles, at fair value	15,506,822	15,030,653
Due to affiliates	2,082,304	1,309,447
Other liabilities	4,993,432	4,184,148
Total liabilities	81,065,462	66,558,268

Commitments and contingencies	—	—
Redeemable non-controlling interests	468,801	750,670

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,543,834 and 1,254,348 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15,438	12,543
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,433,206 and 2,086,631 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	24,322	20,865
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 72,177 and 57,287 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	722	573
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 389,370 and 291,087 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,894	2,911
Additional paid-in capital	52,620,021	42,249,094
Accumulated other comprehensive loss	(23,696)	(9,569)
Accumulated deficit and cumulative distributions	(7,548,460)	(5,631,014)
Total stockholders’ equity	45,092,241	36,645,403
Non-controlling interests attributable to third party joint ventures	1,764,988	1,744,256
Non-controlling interests attributable to BREIT OP unitholders	1,384,396	640,267
Total equity	48,241,625	39,029,926
Total liabilities and equity	$129,775,888	$106,338,864

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$1,449,093	$680,809	$2,752,813	$1,333,725
Hospitality revenue	197,652	102,660	344,897	160,803
Other revenue	76,256	26,714	144,356	49,110
Total revenues	1,723,001	810,183	3,242,066	1,543,638

Expenses
Rental property operating	649,599	247,985	1,216,586	485,690
Hospitality operating	135,812	75,093	239,275	130,773
General and administrative	11,753	7,789	24,859	14,749
Management fee	212,628	92,183	401,778	165,278
Performance participation allocation	211,597	299,373	623,166	442,588
Depreciation and amortization	958,349	399,621	1,873,400	800,008
Total expenses	2,179,738	1,122,044	4,379,064	2,039,086

Other income (expense)
(Loss) income from unconsolidated entities	(59,714)	70,028	124,511	104,710
(Loss) income from investments in real estate debt	(141,381)	82,107	(159,750)	284,873
Change in net assets of consolidated securitization vehicles	(43,934)	34,466	(59,609)	71,061
Net gain on dispositions of real estate	217,152	7,372	422,414	22,802
Interest expense	(415,764)	(181,520)	(722,223)	(363,052)
Loss on extinguishment of debt	(8,794)	(2,757)	(7,399)	(6,173)
Other income	291,264	125,583	824,567	233,529
Total other (expense) income	(161,171)	135,279	422,511	347,750
Net loss	$(617,908)	$(176,582)	$(714,487)	$(147,698)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$37,284	$(264)	$81,539	$(323)
Net loss attributable to non-controlling interests in BREIT OP unit holders	11,614	2,089	12,270	$1,736
Net loss attributable to BREIT stockholders	$(569,010)	$(174,757)	$(620,678)	$(146,285)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.08)	$(0.15)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	4,383,507	2,315,262	4,193,353	2,127,915

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(617,908)	$(176,582)	$(714,487)	$(147,698)
Other comprehensive (loss) income:
Foreign currency translation losses, net	(34,417)	—	(41,009)	—
Unrealized gain on derivatives from unconsolidated entities	42,882	—	26,882	—
Other comprehensive income (loss)	8,465	—	(14,127)	—
Comprehensive loss	(609,443)	(176,582)	(728,614)	(147,698)
Comprehensive loss (income) attributable to non-controlling interests in third party joint ventures	37,284	(264)	81,539	(323)
Comprehensive loss attributable to non-controlling interests in BREIT OP unit holders	11,614	2,089	12,270	1,736
Comprehensive loss attributable to BREIT stockholders	$(560,545)	$(174,757)	$(634,805)	$(146,285)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2022	$14,264	$23,493	$651	$3,399	$48,981,309	$(32,161)	$(6,300,159)	$42,690,796	$1,680,507	$1,138,775	$45,510,078
Common stock issued	1,275	2,342	76	512	6,316,608	—	—	6,320,813	—	—	6,320,813
Offering costs	—	—	—	—	(221,460)	—	—	(221,460)	—	—	(221,460)
Distribution reinvestment	80	129	4	21	347,881	—	—	348,115	—	—	348,115
Common stock/units repurchased	(181)	(1,698)	(9)	(38)	(2,870,981)	—	—	(2,872,907)	—	(9,544)	(2,882,451)
Amortization of compensation awards	—	56	—	—	5,527	—	—	5,583	—	5,134	10,717
Net loss ($3,326 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(569,010)	(569,010)	(32,986)	(12,586)	(614,582)
Other comprehensive loss	—	—	—	—	—	8,465	—	8,465	—	—	8,465
Distributions declared on common stock ($0.1671 gross per share)	—	—	—	—	—	—	(679,291)	(679,291)	—	—	(679,291)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	224,367	282,302	506,669
Distributions to and redemptions of non-controlling interests	—	—	—	—	71,777	—	—	71,777	(106,900)	(19,685)	(54,808)
Allocation to redeemable non-controlling interests	—	—	—	—	(10,640)	—	—	(10,640)	—	—	(10,640)
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2021	$7,835	$10,427	$471	$1,470	$21,507,160	$—	$(3,485,251)	$18,042,112	$142,932	$254,072	$18,439,116
Common stock issued	1,363	2,919	30	339	5,595,388	—	—	5,600,039	—	—	5,600,039
Offering costs	—	—	—	—	(184,323)	—	—	(184,323)	—	—	(184,323)
Distribution reinvestment	61	67	4	11	173,079	—	—	173,222	—	—	173,222
Common stock/units repurchased	(41)	(152)	(3)	(5)	(242,356)	—	—	(242,557)	—	(160)	(242,717)
Amortization of compensation awards	—	1	—	—	124	—	—	125	—	692	817
Net loss ($195 loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(174,757)	(174,757)	457	(2,087)	(176,387)
Distributions declared on common stock ($0.1615 gross per share)	—	—	—	—	—	—	(348,468)	(348,468)	—	—	(348,468)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	14,597	2,150	16,747
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(4,169)	(4,517)	(8,686)
Allocation to redeemable non-controlling interests	—	—	—	—	(6,875)	—	—	(6,875)	—	—	(6,875)
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$—	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	2,974	5,620	154	991	14,317,350	—	—	14,327,089	—	—	14,327,089
Offering costs	—	—	—	—	(506,758)	—	—	(506,758)	—	—	(506,758)
Distribution reinvestment	154	245	8	39	654,969	—	—	655,415	—	—	655,415
Common stock/units repurchased	(233)	(2,504)	(13)	(47)	(4,125,543)	—	—	(4,128,340)	—	(17,716)	(4,146,056)
Amortization of compensation awards	—	96	—	—	9,504	—	—	9,600	—	10,085	19,685
Net loss ($4,522 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(620,678)	(620,678)	(72,933)	(16,354)	(709,965)
Other comprehensive loss	—	—	—	—	—	(14,127)	—	(14,127)	—	—	(14,127)
Distributions declared on common stock ($0.3333 gross per share)	—	—	—	—	—	—	(1,296,768)	(1,296,768)	—	—	(1,296,768)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	225,202	802,463	1,027,665
Distributions to and redemptions of non-controlling interests	—	—	—	—	67,748	—	—	67,748	(131,537)	(34,349)	(98,138)
Allocation to redeemable non-controlling interests	—	—	—	—	(46,343)	—	—	(46,343)	—	—	(46,343)
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	2,180	4,371	44	566	8,511,302	—	—	8,518,463	—	—	8,518,463
Offering costs	—	—	—	—	(291,617)	—	—	(291,617)	—	—	(291,617)
Distribution reinvestment	118	125	7	21	323,125	—	—	323,396	—	—	323,396
Common stock/units repurchased	(109)	(506)	(8)	(13)	(750,252)	—	—	(750,888)	(129)	(1,450)	(752,467)
Amortization of compensation awards	—	2	—	—	244	—	—	246	—	1,869	2,115
Net loss ($538 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(146,285)	(146,285)	859	(1,734)	(147,160)
Distributions declared on common stock ($0.3215 gross per share)	—	—	—	—	—	—	(637,873)	(637,873)	—	—	(637,873)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	16,826	72,466	89,292
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(6,992)	(8,973)	(15,965)
Allocation to redeemable non-controlling interests	—	—	—	—	(9,650)	—	—	(9,650)	—	—	(9,650)
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$—	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(714,487)	$(147,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	401,778	165,278
Performance participation allocation	623,166	442,588
Depreciation and amortization	1,873,400	800,008
Net gain on dispositions of real estate	(422,414)	(22,802)
Loss on extinguishment of debt	7,399	6,173
Unrealized (gain) on changes in fair value of financial instruments	(11,723)	(492,756)
Realized (gain) loss on sale of real estate-related equity securities	(345,615)	13,703
Income from unconsolidated entities	(124,511)	(104,710)
Distributions of earnings from unconsolidated entities	116,584	52,215
Other items	(35,826)	(18,598)
Change in assets and liabilities:
(Increase) decrease in other assets	(203,382)	(70,386)
Increase (decrease) in due to affiliates	6,102	(1,880)
Increase (decrease) in other liabilities	179,825	52,107
Net cash provided by operating activities	1,350,296	673,242
Cash flows from investing activities:
Acquisitions of real estate	(16,170,481)	(2,087,840)
Capital improvements to real estate	(437,775)	(171,046)
Proceeds from disposition of real estate	1,236,089	94,977
Refunds of (pre-acquisition costs/deposits)	41,376	(51,025)
Investment in unconsolidated entities	(2,835,351)	(364,758)
Return of capital from unconsolidated entities	18,056	—
Purchase of investments in real estate debt	(4,235,040)	(1,092,842)
Proceeds from sale/repayment of investments in real estate debt	1,617,660	321,914
Purchase of real estate-related equity securities	(1,195,329)	(955,601)
Proceeds from sale of real estate-related equity securities	3,163,322	—
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	1,053,400	3,357
Proceeds from settlement of derivative contracts	73,309	—
Collateral posted under derivative contracts	(16,111)	—
Net cash used in investing activities	(17,686,875)	(4,302,864)
Cash flows from financing activities:
Proceeds from issuance of common stock	12,064,697	7,843,419
Offering costs paid	(144,572)	(69,527)
Subscriptions received in advance	1,006,346	2,072,884
Repurchase of common stock	(2,942,412)	(643,916)
Repurchase of management fee shares	—	(172,230)
Borrowings under mortgage notes, term loans, and secured revolving credit facilities	15,726,691	737,274
Repayments of mortgage notes, term loans, and secured revolving credit facilities	(7,723,172)	(1,064,309)
Borrowings under secured financings of investments in real estate debt	1,785,858	—
Repayments of secured financings of investments in real estate debt	(1,056,483)	(1,782,500)
Borrowings under affiliate unsecured revolving credit facility	—	60,000
Repayments of affiliate unsecured revolving credit facility	—	(60,000)
Payment of deferred financing costs	(179,503)	(18,119)
Redemption of redeemable non-controlling interest	(26,639)	(111,949)
Redemption of affiliate service provider incentive compensation awards	—	(1,083)
Contributions from non-controlling interests	412,822	15,687
Distributions to and redemptions of non-controlling interests	(118,759)	(13,459)
Distributions	(599,378)	(279,488)
Borrowings of senior obligations of consolidated securitization vehicles	66,656	—
Repayment of senior obligations of consolidated securitization vehicles	(993,622)	(3,357)
Net cash provided by financing activities	17,278,530	6,509,327
Net change in cash and cash equivalents and restricted cash	941,951	2,879,705
Cash and cash equivalents and restricted cash, beginning of period	3,418,581	1,044,523
Effects of currency translation on cash, cash equivalents and restricted cash	(6,395)	—
Cash and cash equivalents and restricted cash, end of period	$4,354,137	$3,924,228
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,294,725	$1,680,991
Restricted cash	2,059,412	2,243,237
Total cash and cash equivalents and restricted cash	$4,354,137	$3,924,228

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$3,698,779	$—
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$76,162	$12,725
Issuance of BREIT OP units as consideration for acquisitions of real estate	$203,700	$—
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$—	$9,249
Accrued pre-acquisition costs	$15	$5,647
Accrued capital expenditures and acquisition related costs	$25,408	$12,392
Accrued distributions	$45,808	$35,257
Accrued stockholder servicing fee due to affiliate	$367,248	$223,489
Redeemable non-controlling interest issued as settlement of performance participation allocation	$237,924	$192,648
Exchange of redeemable non-controlling interest for Class I shares	$128,205	$12,246
Exchange of redeemable non-controlling interest for Class I or Class B units	$434,717	$68,453
Allocation to redeemable non-controlling interest	$46,343	$9,650
Distribution reinvestment	$655,415	$323,396
Accrued common stock repurchases	$1,290,632	$68,283
Payable for unsettled investments in real estate debt	$—	$200,263
Receivable for unsettled investments in real estate debt	$87,313	$29,564
Gain on buyout of non-controlling interest	$71,777	$—
Consolidation of securitization vehicles	$2,348,079	$3,590,853
Deconsolidation of securitization vehicles	$—	$758,500

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of June 30, 2022, the Company had received aggregate net proceeds of $59.8 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of June 30, 2022, the Company owned 4,917 properties and 26,203 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 — Investments in Unconsolidated Entities. Financial results by segment are reported in Note 16 — Segment Reporting.
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
The Company owns Controlling Class Securities in certain CMBS securitizations that give the Company certain rights with respect to the underlying loans that serve as collateral for the CMBS securitization. In particular, these Controlling Class Securities typically give the holder the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Such rights, along with the obligation to absorb losses and receive benefits from the ownership of the Controlling Class Securities, require consolidation of these securitizations, which are considered VIEs under GAAP.
As of June 30, 2022, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $52.1 billion and $37.6 billion, respectively, compared to $45.8 billion and $32.7 billion as of December 31, 2021. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Adjustment to Prior Period Financial Statements
In connection with the preparation of the Company’s condensed consolidated financial statements for the period ended June 30, 2022, the Company determined that it should have consolidated certain securitization vehicles in previously issued financial statements. These consolidations result from certain subordinate securities that the Company owns in CMBS securitizations (such securities, “Controlling Class Securities”), as part of its portfolio of investments in real estate debt. These Controlling Class Securities typically give the Company the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Under GAAP, the presence of such rights, along with the obligation to absorb losses and receive benefits from the ownership of the Controlling Class Securities, require the Company to consolidate these securitizations, which are considered VIEs.
See Principles of Consolidation section above for further discussion of VIEs. As discussed further below, consolidation of these securitizations results in (i) a gross presentation of the Company’s Condensed Consolidated Balance Sheets, (ii) the reclassification of the change in net assets of the securitization vehicles on the Company’s Condensed Consolidated Statements of Operations, and (iii) the gross presentation of securitization vehicles on the Company's Condensed Consolidated Statements of Cash Flows, but has no impact on the economic exposure or performance of the Company.

The consolidation of these securitizations results in the inclusion of the underlying collateral loans as assets on the Company’s Condensed Consolidated Balance Sheets and the inclusion of the senior CMBS positions owned by third-parties as liabilities on the Company’s Condensed Consolidated Balance Sheets. Additionally, the change in net assets of the consolidated securitization vehicles during a given period is presented separately on the Company’s Condensed Consolidated Statements of Operations, whereas it was previously included in income from investments in real estate debt. The Company’s Condensed Consolidated Statements of Cash Flows includes the consolidation of the securitization vehicles as a non-cash item, the subsequent repayments of consolidated loans and related CMBS positions are presented on a gross basis, and the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles are reclassed from investing activities to financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.
Further, the assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations. Accordingly, while consolidation of the securitizations increases the gross presentation of the Company’s Condensed Consolidated Balance Sheets, it does not change the economic exposure or performance of the Company, which remains limited to that of the actual CMBS securities that it holds directly and not the consolidated securitized loans.
The following tables detail the immaterial adjustments to the Company’s previously issued condensed consolidated financial statements to reflect the consolidation of these securitizations at such time, which presentation is comparable to the Company’s condensed consolidated financial statements as of June 30, 2022.

The following table details the adjustments to the Company's Condensed Consolidated Balance Sheets ($ in thousands):

	Year ended December 31, 2021
	As Reported	Adjustment	As Adjusted
Assets
Investments in real estate debt	$8,995,939	$(2,025,333)	$6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	—	17,055,986	17,055,986
Total assets	91,308,211	15,030,653	106,338,864
Liabilities and Equity
Senior obligations of consolidated securitization vehicles, at fair value	—	15,030,653	15,030,653
Total liabilities	51,527,615	15,030,653	66,558,268
Equity
Total equity	$39,029,926	$—	$39,029,926

The following table details the adjustments to the Company's Condensed Consolidated Statements of Operations ($ in thousands):

	Three Months Ended June 30, 2021
	As Reported	Adjustment	As Adjusted
Other income (expense)
Income from investments in real estate debt	$116,573	$(34,466)	$82,107
Change in net assets of consolidated securitization vehicles	—	34,466	34,466
Total other income (expense)	135,279	—	135,279
Net Loss	$(176,582)	$—	$(176,582)

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As Adjusted
Other income (expense)
Income from investments in real estate debt	$355,934	$(71,061)	$284,873
Change in net assets of consolidated securitization vehicles	—	71,061	71,061
Total other income (expense)	347,750	—	347,750
Net Loss	$(147,698)	$—	$(147,698)

The following table details the adjustments to the Company's Condensed Consolidated Statements of Cash Flows ($ in thousands):

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As Adjusted
Cash flows from investing activities:
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	—	3,357	3,357
Net cash used in investing activities	(4,306,221)	3,357	(4,302,864)
Cash flows from financing activities:
Repayment of senior obligations of consolidated securitization vehicles	—	(3,357)	(3,357)
Net cash provided by financing activities	$6,512,684	$(3,357)	$6,509,327
Non-cash investing and financing activities:
Consolidation of securitization vehicles	$—	$3,590,853	$3,590,853
Deconsolidation of securitization vehicles	$—	$758,500	$758,500
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of novel coronavirus (“COVID-19”), rising inflation and increases in interest rates on the global economy generally, and the Company's business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events. Actual results may ultimately differ materially from those estimates.
Consolidated Securitization Vehicles

The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Condensed Consolidated Balance Sheets. Additionally, as the changes in fair value include the interest income and interest expense associated with such CMBS VIEs. Management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as “Change in net assets of consolidated securitization vehicles” on the Company’s Condensed Consolidated Statements of Operations; the residual difference between the fair value of the trusts' assets and liabilities represents the Company’s beneficial interest in such consolidated securitization vehicles. The Company’s Condensed Consolidated Statements of Cash Flows includes the consolidation of the securitization vehicles as a non-cash item, the subsequent repayments of consolidated loans and related CMBS positions are presented on a gross basis, and the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles are reclassed from investing activities to financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.

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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2022 and December 31, 2021, the Company’s investments in real estate debt, directly or indirectly, consisted of CMBS and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the CMBS securitizations it consolidates using the fair value of the financial liabilities, which it considers more observable than the fair value of the financial assets.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of June 30, 2022 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company’s investment in a private real estate company is reflected at its fair value as of June 30, 2022 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. The Company’s equity securities are recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.

The resulting unrealized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, the Company recognized $327.2 million and $452.5 million of unrealized losses, respectively, on its investments in equity securities. During the three and six months ended June 30, 2021, the Company recognized $142.5 million and $224.8 million of unrealized gains, respectively, on its investments in equity securities.
The Company has elected the FVO for 11 of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the equity method investments. To determine the fair value of the real estate assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$7,258,602	$1,554,833	$8,813,435	$—	$5,730,269	$1,240,337	$6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	—	17,442,876	—	17,442,876	—	16,590,050	465,936	17,055,986
Equity securities	313,687	307,999	224,408	846,094	2,558,952	442,300	224,408	3,225,660
Investments in unconsolidated entities	—	—	4,808,919	4,808,919	—	—	1,613,646	1,613,646
Interest rate and foreign currency hedging derivatives(1)	—	1,419,069	—	1,419,069	—	41,453	—	41,453
Total	$313,687	$26,428,546	$6,588,160	$33,330,393	$2,558,952	$22,804,072	$3,544,327	$28,907,351

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$15,491,616	$15,206	$15,506,822	$—	$14,545,992	$484,661	$15,030,653
Interest rate and foreign currency hedging derivatives(2)	—	3,833	—	3,833	—	45,597	—	45,597
Total	$—	$15,495,449	$15,206	$15,510,655	$—	$14,591,589	$484,661	$15,076,250
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Real estate loans held by consolidated securitization vehicles, at fair value	Senior obligation of consolidated securitization vehicles, at fair value	Total
Balance as of December 31 2021	$1,240,337	$224,408	$1,613,646	$465,936	$484,661	$4,028,988
Purchases	1,058,888	—	3,005,648	—	—	4,064,536
Sales and repayments	(697,766)	—	—	—	—	(697,766)
Distributions received	—	—	(28,046)	—	—	(28,046)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	217,671	—	—	217,671
Realized loss included in income (loss) from investments in real estate debt	(66,020)	—	—	—	—	(66,020)
Unrealized gain included in income (loss) from investments in real estate debt	19,394	—	—	—	—	19,394
Unrealized gain included in change in net assets of consolidated securitization vehicles	—	—	—	—	(839)	(839)
Transfers out of Level 3	—	—	—	(465,936)	(468,616)	(934,552)
Balance as of June 30, 2022	$1,554,833	$224,408	$4,808,919	$—	$15,206	$6,603,366
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$1,554,833	Discounted cash flow	Market Yield	6.9%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase
Investments in unconsolidated entities	$4,270,610	Discounted cash flow	Discount Rate	6.4%	Decrease
			Exit Capitalization Rate	5.0%	Decrease
			Weighted Average Cost of Capital	6.5%	Decrease
	$538,309	Market comparable	LTM EBITDA Multiple	13.3x	Increase
Liabilities
Senior obligation of consolidated securitization vehicles, at fair value	$15,206	Third Party Price	Single Broker Quote	N/A	Increase

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$1,240,337	Discounted cash flow	Market Yield	5.2%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase
Investments in unconsolidated entities	$1,613,646	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	9.1%	Decrease
Real estate loans held by consolidated securitization vehicles, at fair value	$465,936	Third Party Price	Single Broker Quote	N/A	Increase
Liabilities
Senior obligation of consolidated securitization vehicles, at fair value	$484,661	Third Party Price	Single Broker Quote	N/A	Increase

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
Valuation of liabilities not measured at fair value
As of June 30, 2022, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.0 billion below carrying value. As of December 31, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $108.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), and April Housing, all of which are indirect, wholly-owned subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a straight-line basis over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving of certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA and April Housing ($ in thousands):

				June 30, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Six Months Ended June 30, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$3,425	$—	$(784)	$2,641	2.5 years
2022	—	34,705	(8,432)	26,273	2.5 years
Total	$3,425	$34,705	$(9,216)	$28,914
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Building and building improvements	$70,066,653	$53,954,920
Land and land improvements	17,260,431	14,652,913
Furniture, fixtures and equipment	1,262,833	963,686
Right of use asset - operating leases(1)	473,657	461,186
Right of use asset - financing leases(1)	72,862	72,862
Total	89,136,436	70,105,567
Accumulated depreciation and amortization	(4,319,214)	(3,163,914)
Investments in real estate, net	$84,817,222	$66,941,653
(1)Refer to Note 15 for additional details on the Company’s leases.
Acquisitions
The following table details the properties acquired during the six months ended June 30, 2022 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Rental Housing properties(2)(3)	$12,631,468	14	115	34,231 units
Net Lease properties	4,026,768	1	1	6,901 sq. ft.
Office properties(3)	1,261,608	3	7	2,176 sq. ft.
Retail properties(3)	1,097,412	—	51	5,598 sq. ft.
Self storage properties	542,335	6	34	2,913 sq. ft.
Data center properties	331,184	1	3	792 sq. ft.
Industrial properties	218,360	3	13	1,666 sq. ft.
	$20,109,135	28	224
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes 3,306 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Purchase price for the acquisition of Preferred Apartment Communities (“PAC”) includes 45 rental housing properties, 51 retail properties and 3 office properties. The acquisition of PAC is included as a single transaction in the number of transactions column for Rental Housing properties.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2022 ($ in thousands):

Amount
Building and building improvements	$16,504,856
Land and land improvements	2,810,910
Furniture, fixtures and equipment	198,982
In-place lease intangibles	620,352
Above-market lease intangibles	15,178
Below-market lease intangibles	(121,374)
Other	80,231
Total purchase price	20,109,135
Assumed debt(1)	3,698,779
Net purchase price	$16,410,356

(1)Refer to Note 7 for additional details on the Company’s debt, which includes mortgage notes, term loans, and secured revolving credit facilities.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the six months ended June 30, 2022 were three, six, and 11 years, respectively.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Rental Housing properties(1)	15	$325,757	$84,335	22	$771,176	$268,366
Industrial properties	26	339,107	132,817	35	464,913	154,048
	41	$664,864	$217,152	57	$1,236,089	$422,414

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Rental Housing properties	1	$21,054	$7,372	5	$94,977	$22,802
	1	$21,054	$7,372	5	$94,977	$22,802
(1)Net proceeds and net gain include 162 and 285 single family rental homes sold during the three and six months ended June 30, 2022, respectively, that are not included in the number of properties.
 Properties Held for Sale
As of June 30, 2022, 23 properties in the Rental Housing segment and one property in the Industrial segment were classified as held for sale. The held for sale assets and liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	June 30, 2022
Investments in real estate, net	$221,137
Other assets	6,453
Total assets	$227,590

Liabilities:
Mortgage notes, net	$80,837
Other liabilities	3,740
Total liabilities	$84,577
 Impairment
The Company reviews its real estate investments for impairment each quarter and when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment charge.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. The joint ventures include 10,360 single family rental properties, 125 affordable housing rental properties, 2,196 industrial properties, 58 data center properties, seven retail properties, two net lease properties and one office property. Refer to Note 2 for additional details.
The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investment in Joint Venture	Segment	Number of Joint Ventures	Ownership Interest	June 30, 2022	December 31, 2021
Unconsolidated entities at historical cost:
QTS Data Centers(1)	Data Centers	1	35.7%	$1,331,835	$1,394,359
MGM Grand & Mandalay Bay	Net Lease	1	49.9%	824,939	822,736
Rental Housing investments	Rental Housing	130	12.2% - 52.0%	1,023,056	1,074,832
Industrial investments(2)	Industrial	6	10.0% - 55.0%	247,626	497,491
Retail investments	Retail	2	50.0%	103,327	98,241
Total unconsolidated entities at historical cost		140		3,530,783	3,887,659
Unconsolidated entities at fair value:
Industrial investments(3)	Industrial	9	7.9% - 85.0%	3,637,368	1,613,646
Office investments	Office	1	49.0%	545,339	—
Data Center investments(4)	Data Centers	1	12.4%	626,212	—
Total unconsolidated entities at fair value		11		4,808,919	1,613,646
Total		151		$8,339,702	$5,501,305
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes $247.6 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(3)Includes $2.7 billion from investments in four joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $626.2 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(47,347)	$—
MGM Grand & Mandalay Bay	Net Lease	49.9%	25,100	25,136
Rental Housing investments	Rental Housing	12.2% - 52.0%	(28,398)	—
Industrial investments	Industrial	10.0% - 55.0%	(901)	—
Retail investments	Retail	50.0%	330	—
Total unconsolidated entities at historical cost			(51,216)	25,136
Unconsolidated entities at fair value:
Industrial investments	Industrial	7.9% - 85.0%	(24,266)	44,892
Office investments	Office	49.0%	15,096	—
Data Center investments	Data Centers	12.4%	672	—
Total unconsolidated entities at fair value			(8,498)	44,892
Total			$(59,714)	$70,028

			For the Six Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(85,816)	$—
MGM Grand & Mandalay Bay	Net Lease	49.9%	50,374	50,482
Rental Housing investments	Rental Housing	12.2% - 52.0%	(57,198)	—
Industrial investments	Industrial	10.0% - 55.0%	(662)	—
Retail investments	Retail	50.0%	141	—
Total unconsolidated entities at historical cost			(93,161)	50,482
Unconsolidated entities at fair value:
Industrial investments	Industrial	7.9% - 85.0%	200,214	54,228
Office investments	Office	49.0%	16,786	—
Data Center investments	Data Centers	12.4%	672
Total unconsolidated entities at fair value			217,672	54,228
Total			$124,511	$104,710

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.8%	1/6/2030	$6,983,711	$6,966,546	$6,576,923
RMBS	4.2%	1/19/2053	428,399	415,685	364,704
Corporate bonds	4.9%	6/13/2030	230,473	230,430	198,673
Total real estate securities	4.8%	3/16/2031	7,642,583	7,612,661	7,140,300
Commercial real estate loans	L+5.6%	3/10/2026	1,497,265	1,502,788	1,477,588
Other investments(5)	3.7%	7/25/2029	220,636	192,519	195,547
Total investments in real estate debt	5.1%	4/30/2030	$9,360,484	$9,307,968	$8,813,435

	December 31, 2021
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.5%	8/8/2033	$5,097,318	$5,068,099	$5,029,942
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
Total real estate securities	3.6%	3/29/2034	5,380,438	5,350,074	5,311,102
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,716
Other investments(5)	3.7%	7/25/2029	227,958	198,909	198,788
Total investments in real estate debt	3.7%	3/7/2032	$7,083,013	$7,022,790	$6,970,606

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of June 30, 2022 and December 31, 2021, the Company had interest rate swaps outstanding with a notional value of $1.6 billion and $1.1 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $1.2 billion as of both June 30, 2022 and December 31, 2021. In addition, CMBS includes zero-coupon securities of $6.3 million as of June 30, 2022. There were no such securities as of December 31, 2021.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2022			December 31, 2021
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,725,443	$2,580,682	29%	$2,597,948	$2,573,935	37%
Hospitality	2,273,836	2,144,529	24%	1,866,683	1,848,015	27%
Rental Housing(2)	1,904,996	1,790,205	21%	1,250,446	1,261,455	18%
Net Lease	865,725	856,972	10%	8,885	8,779	–%
Other	671,668	640,902	7%	331,169	328,745	5%
Office	515,797	461,333	5%	546,548	527,148	8%
Diversified	350,503	338,812	4%	403,737	405,569	5%
Retail	—	—	—%	17,374	16,960	–%
Total	$9,307,968	$8,813,435	100%	$7,022,790	$6,970,606	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2022			December 31, 2021
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	107,178	99,927	1%	127,118	125,420	2%
BBB	1,131,090	1,102,300	13%	340,326	337,509	5%
BB	2,193,277	2,043,351	23%	1,446,160	1,441,879	21%
B	1,771,063	1,634,025	19%	1,459,218	1,436,271	21%
CCC	24,338	18,585	—%	24,338	24,242	—%
Private commercial real estate loans	1,666,214	1,646,126	19%	1,598,701	1,585,738	23%
Not rated(2)	2,414,808	2,269,121	25%	2,026,929	2,019,547	28%
Total	$9,307,968	$8,813,435	100%	$7,022,790	$6,970,606	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)As of June 30, 2022, not rated positions have a weighted-average LTV at origination of 63.9% and are primarily composed of 60.4% industrial and 29.3% multifamily assets, and includes interest-only securities with a fair value of $24.2 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$169,544	$14,615	$282,817	$21,217
Unrealized (loss) gain	(328,144)	72,790	(552,290)	202,672
Realized (loss) gain	(90,528)	11,945	(88,144)	14,539
Total	(249,128)	99,350	$(357,617)	$238,428
Income from interest rate swaps and other derivatives	86,816	(11,228)	170,791	39,352
Income from secured financings of investments in real estate debt(1)	27,523	(4,985)	38,343	8,818
Other loss	(6,592)	(1,030)	(11,267)	(1,725)
Total (loss) income from investments in real estate debt	$(141,381)	$82,107	$(159,750)	$284,873
(1)Represents unrealized and realized gains.
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2022	December 31, 2021	2022	2021	2022	2021
CMBS	$1,894,029	$3,099,694	$(108,148)	$32,969	$(130,775)	$102,312
Commercial real estate loans	891,456	556,571	(10,390)	14,473	(11,529)	(4,099)
Total	$2,785,485	$3,656,265	$(118,538)	$47,442	$(142,304)	$98,213
The Company acquired such affiliated CMBS from third-parties on market terms negotiated by the majority third-party investors. Blackstone and its affiliates (including the Company) will forgo all non-economic rights (including voting rights) in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing, loans underlying, or have an interest in a different part of the capital structure related to such CMBS.
The Company acquired Commercial real estate loans to borrowers that are partially owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third parties without the Company's involvement.
As of June 30, 2022 and December 31, 2021, the Company’s investments in real estate debt also included $2.0 billion and $1.4 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $47.8 million and $76.5 million of loss related to such CMBS during the three and six months ended June 30, 2022, respectively. The Company recognized $11.4 million of income and $18.3 million of loss related to such CMBS during the three and six months ended June 30, 2021, respectively.
For additional information regarding the Company’s investments in affiliated real estate debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The terms and conditions of such affiliated real estate debt held as of June 30, 2022 are consistent with the terms described in such Note.

6. Consolidated Securitization Vehicles

The Company has acquired the Controlling Class Securities of certain CMBS securitizations resulting in the consolidation of such securitizations on its Condensed Consolidated Balance Sheets. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Condensed Consolidated Balance Sheets. The assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations.
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	June 30, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	293	$18,346,196	$17,442,876	+3.1%	3/3/2025
Senior obligations of consolidated securitization vehicles	23	16,223,320	15,506,822	+2.7%	8/19/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	23	$2,122,876	$1,936,054	+4.1%	3/27/2025

	December 31, 2021
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	173	$16,873,465	$17,055,986	+2.4%	10/2/2024
Senior obligations of consolidated securitization vehicles	22	14,780,036	15,030,653	+2.1%	3/14/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$2,093,429	$2,025,333	+3.6%	11/01/2024

(1)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and one-month SOFR, as applicable to each securitized debt obligation.
(2)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of senior obligations of consolidated securitization vehicles are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

7. Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2022			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2022	December 31, 2021
Fixed rate loans:
Fixed rate mortgages(4)	3.6%	11/4/2028	N/A	$23,797,788	$19,086,525
Variable rate loans:
Variable rate mortgages and term loans	L+2.1%	10/1/2026	N/A	25,945,002	20,004,365
Variable rate secured revolving credit facilities(5)	L+1.7%	7/1/2026	$4,506,500	1,811,373	1,614,550
Variable rate warehouse facilities(6)	L+1.8%	11/10/2025	$6,112,500	1,958,792	794,141
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	71,100
Total variable rate loans	L+2.1%	9/3/2026		29,786,267	22,484,156
Total loans secured by real estate	3.7%	8/20/2027		53,584,055	41,570,681
(Discount) premium on assumed debt, net				(104,253)	68,706
Deferred financing costs, net				(394,565)	(311,999)
Mortgage notes, term loans, and secured revolving credit facilities, net				$53,085,237	$41,327,388
(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of June 30, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $22.2 billion that mitigate our exposure to potential future interest rates increase under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $333.8 million and $396.3 million of loans related to our investment in affordable housing properties as of June 30, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(6)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage notes, term loans, and secured revolving credit facilities as of June 30, 2022 ($ in thousands):

Year	Amount
2022 (remaining)	$163,240
2023	653,637
2024	5,114,566
2025	7,300,843
2026	16,583,111
2027	12,132,796
Thereafter	11,635,862
Total	$53,584,055

The Company repaid certain of its loans in conjunction with the sale or a refinancing of the underlying property and incurred a net realized loss on extinguishment of debt of $8.8 million and $7.4 million, respectively, for the three and six months ended June 30, 2022. The Company incurred a net realized loss on extinguishment of debt of $2.8 million and $6.2 million, respectively, for the three and six months ended June 30, 2021. Gains on extinguishment of debt resulted primarily from the acceleration of mortgage premiums and losses on extinguishment of debt resulted primarily from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2022, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.
8. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time, and may require the Company to provide additional collateral in the form of cash, securities, or other assets if the market value of the financed investments decline.
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	June 30, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,886,525	$7,795,822	L+1.2%	5/25/2023
Commercial real estate loans	163,483	251,512	L+1.9%	4/2/2024
Corporate bonds	111,824	156,514	L+1.0%	6/3/2023
RMBS	235,835	322,004	L+1.1%	5/18/2023
	$5,397,667	$8,525,852	L+1.2%

	December 31, 2021
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,308,015	$6,604,524	L+0.9%	1/20/2023
Commercial real estate loans	224,510	345,400	L+1.8%	4/2/2022
Corporate bonds	90,578	135,355	L+0.8%	11/17/2022
RMBS	83,529	125,967	L+0.9%	12/31/2022
	$4,706,632	$7,211,246	L+1.0%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.
9. Unsecured Revolving Credit Facilities
The Company is party to an unsecured line of credit with multiple banks. The credit facility expires on February 21, 2025 and may be extended for one year. Interest under the credit facility is determined based on SOFR plus 2.5%. As of June 30, 2022, the capacity of the unsecured line of credit was $3.7 billion. As of June 30, 2022, the Company had a $10.0 million letter of credit outstanding, which reduced the line of credit capacity of the unsecured credit facility. No such letter of credit was outstanding as of December 31, 2021. There were no outstanding borrowings on the line of credit as of June 30, 2022 and December 31, 2021.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (“Lender”). The Line of Credit expires on January 22, 2023, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, LIBOR plus 2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance under the Line of Credit.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$1,602,840	$1,235,592
Performance participation allocation	385,242	—
Accrued management fee	71,908	56,607
Accrued affiliate service provider expenses	19,813	12,880
Advanced organization and offering costs	1,023	2,045
Other	1,478	2,323
Total	$2,082,304	$1,309,447
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
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in Class I or Class B units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
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

During the three and six months ended June 30, 2022, the Company recognized $211.6 million and $623.2 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2021, the Company recognized $299.4 million and $442.6 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. The Company issued 16.1 million Class I units in BREIT OP to the Special Limited Partner as payment for $237.9 million of previously accrued performance participation allocation. The remaining $385.3 million of the performance participation allocation expense relating to the six month period ended June 30, 2022, is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. Subsequent to June 30, 2022, the Company issued 8.1 million Class I units in BREIT OP to the Special Limited Partner based on the NAV per Class I unit as of June 30, 2022, as partial payment for $122.6 million of the performance participation allocation. At the election of the Special Limited Partner, each Class I unit is redeemable for cash or Class I shares (on a one-for-one basis).
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
As of August 15, 2022, Blackstone and its employees, including the Company’s executive officers, owned shares of common stock of the Company and Class I and Class B units of BREIT OP in an aggregate amount of $2.1 billion (based on the NAV per share/unit as of June 30, 2022).
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock, resulting in a non-cash expense. During the three and six months ended June 30, 2022, the Company incurred management fees of $212.6 million and $401.8 million, respectively. During the three and six months ended June 30, 2021, the Company incurred management fees of $92.2 million and $165.3 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company issued 22.3 million and 11.0 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $71.9 million and $56.6 million related to the management fees as of June 30, 2022 and December 31, 2021, respectively. During July 2022, the Adviser was issued 4.8 million unregistered Class I shares as payment for the management fees accrued as of June 30, 2022. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Adviser submitted 10.4 million Class I shares for repurchase by the Company, for a total repurchase amount of $121.4 million.
Accrued affiliate service provider expenses and incentive compensation awards
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the gain (loss) on sale.
The Company has engaged BPP MFNY Employer LLC (“Beam Living”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s multifamily properties in New York City.

The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Link Industrial Properties LLC	$24,753	$15,831	$2,344	$188	$1,206	$575
LivCor, LLC	21,115	10,193	2,218	315	1,623	1,196
BRE Hotels and Resorts LLC	4,897	2,762	372	(5)	—	—
ShopCore Properties TRS Management LLC	4,309	1,471	125	9	1,209	42
Revantage Corporate Services, LLC	6,098	726	—	—		—
Equity Office Management, LLC	593	352	74	8	230	—
Longview Senior Housing Advisors, LLC	442	—	—	—	—	—
Beam Living	—	—	—	—	59	—
Total	$62,207	$31,335	$5,133	$515	$4,327	$1,813

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Link Industrial Properties LLC	$43,886	$31,959	$4,688	$605	$2,238	$818
LivCor, LLC	35,093	20,918	4,435	697	3,314	2,075
BRE Hotels and Resorts LLC	8,381	5,443	563	127	—	—
ShopCore Properties TRS Management LLC	6,166	2,895	250	25	1,213	82
Revantage Corporate Services, LLC	10,930	1,379	—	—	—	—
Equity Office Management, LLC	1,015	964	149	16	230	—
Longview Senior Housing Advisors, LLC	870	—	—	—	—	—
Beam Living	—	—	—	—	59	—
Total	$106,341	$63,558	$10,085	$1,470	$7,054	$2,975
The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company. The vesting condition that is based on the Company achieving of certain returns over a hurdle amount is considered a market condition. The achievement of total returns over the hurdle amount, which affects the quantity of awards that vest, is considered a performance condition. If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of June 30, 2022, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements. During the three and six months ended June 30, 2022, the Company amortized $5.1 million and $10.1 million, respectively, of affiliate service provider incentive compensation awards. During the three and six months ended June 30, 2021, the Company amortized $0.5 million and $1.5 million, respectively, of affiliate service provider incentive compensation awards.
The following table details the incentive compensation awards ($ in thousands):

				June 30, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Six Months Ended June 30, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$1,520	$—	$(760)	$760	0.5 years
2020	—	—	—	—	—
2021	37,201	—	(6,200)	31,001	2.5 years
2022	—	25,000	(3,125)	21,875	3.5 years
	$38,721	$25,000	$(10,085)	$53,636

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
Other
As of June 30, 2022 and December 31, 2021, the Adviser had advanced $1.5 million and $2.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.
Affiliate Title Service Provider
During the six months ended June 30, 2022, the Company paid Lexington National Land Services $8.9 million for title services related to 32 investments and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets. For additional information regarding this affiliate relationship, see Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Captive Insurance Company
During the three and six months ended June 30, 2022, the Company contributed $77.2 million and $81.6 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $1.5 million and $1.6 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies, and are equivalent or less than the rate third-party insurance companies would charge for such services. During the three and six months ended June 30, 2021, the Company contributed $43.9 million and $44.2 million, respectively, of capital to the captive insurance company. Of these amounts, $0.8 million and $0.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of December 31, 2021, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2022, there was no such receivable.
11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	June 30, 2022	December 31, 2021
Real estate intangibles, net	$1,565,601	$1,487,436
Interest rate and foreign currency hedging derivatives	1,419,069	41,453
Equity securities	846,094	3,225,660
Receivables, net	623,968	381,201
Straight-line rent receivable	348,615	275,200
Single family rental homes risk retention securities	300,718	233,525
Held for sale assets	227,590	196,244
Prepaid expenses	197,482	151,188
Deferred leasing costs, net	105,580	84,990
Pre-acquisition costs	101,702	153,659
Deferred financing costs, net	90,124	51,535
Other	181,973	168,642
Total	$6,008,516	$6,450,733

The following table details the components of other liabilities ($ in thousands):

	June 30, 2022	December 31, 2021
Stock repurchases payable	$1,290,632	$100,540
Subscriptions received in advance	1,006,346	1,746,910
Accounts payable and accrued expenses	382,389	265,754
Intangible liabilities, net	373,570	288,643
Real estate taxes payable	308,561	211,063
Accrued interest expense	243,302	215,757
Distribution payable	235,950	190,143
Tenant security deposits	222,122	172,308
Securitized debt obligations, net	197,200	200,953
Right of use lease liability - operating leases	191,271	180,453
Prepaid rental income	101,022	125,250
Held for sale liabilities	84,577	114,377
Right of use lease liability - financing leases	76,384	75,730
Other	280,106	296,267
Total	$4,993,432	$4,184,148

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Intangible assets
In-place lease intangibles	$2,051,798	$1,920,331
Indefinite life intangibles	104,182	104,182
Above-market lease intangibles	73,764	60,383
Other intangibles	146,344	69,634
Total intangible assets	2,376,088	2,154,530
Accumulated amortization
In-place lease amortization	(762,713)	(628,163)
Above-market lease amortization	(27,450)	(22,993)
Other intangibles amortization	(20,324)	(15,938)
Total accumulated amortization	(810,487)	(667,094)
Intangible assets, net	$1,565,601	$1,487,436

Intangible liabilities
Below-market lease intangibles	$488,375	$377,132
Total intangible liabilities	488,375	377,132
Accumulated amortization
Below-market lease amortization	(114,805)	(88,489)
Total accumulated amortization	(114,805)	(88,489)
Intangible liabilities, net	$373,570	$288,643

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2022 (remaining)	$426,862	$6,674	$7,891	$(38,964)
2023	242,755	9,759	15,452	(71,439)
2024	168,775	7,659	15,166	(59,516)
2025	125,962	6,149	15,162	(49,262)
2026	96,442	4,867	15,029	(39,131)
2027	67,696	3,348	14,627	(27,546)
Thereafter	160,593	7,858	42,693	(87,712)
	$1,289,085	$46,314	$126,020	$(373,570)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amount in thousands):

	June 30, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Property debt	38	$22,154,600	1.9%	LIBOR, SOFR, EURIBOR	8.1
Interest Rate Caps - Property debt	53	$14,755,937	3.5%	LIBOR, SOFR, SIFMA	1.1
Interest Rate Swaps - Investments in real estate debt	70	$1,576,710	1.4%	LIBOR, SOFR	4.6
	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Weighted Average Maturity (Years)
Interest Rate Swaps - Property debt	22	$9,500,000	1.3%	LIBOR	7.0
Interest Rate Swaps - Investments in real estate debt	54	$1,076,210	1.0%	LIBOR	4.8

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	10	€165,944	10	€552,513
Buy USD / Sell GBP Forward	8	£124,581	7	£267,368
Buy EUR / Sell USD Forward	—	€—	1	€5,978
Buy GBP / Sell USD Forward	—	£—	3	£15,396
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate derivatives	$1,410,064	$41,123	$3,833	$38,062
Foreign currency forward contracts	9,005	330	—	7,535
Total Derivatives	$1,419,069	$41,453	$3,833	$45,597
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,
			2022	2021
Interest Rate Swap – Property debt	Unrealized gain (loss)	(1)	$614,075	$(27,348)
Interest Rate Swap – Investments in real estate debt	Realized gain (loss)	(2)	10,326	(274)
Interest Rate Swap – Investments in real estate debt	Unrealized gain (loss)	(2)	21,500	(11,492)
Foreign Currency Forward Contract	Realized gain (loss)	(2)	41,639	(4,102)
Foreign Currency Forward Contract	Unrealized gain	(2)	13,351	4,640
Interest Rate Caps - Property debt	Unrealized gain	(3)	18,765	—
			$719,656	$(38,576)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Six Months Ended June 30,
			2022	2021
Interest Rate Swap – Property debt	Unrealized gain (loss)	(1)	$1,250,065	$(10,147)
Interest Rate Swap – Investments in real estate debt	Realized gain (loss)	(2)	10,326	(14,964)
Interest Rate Swap – Investments in real estate debt	Unrealized gain	(2)	81,209	42,930
Foreign Currency Forward Contract	Realized gain (loss)	(2)	62,983	(8,580)
Foreign Currency Forward Contract	Unrealized gain	(2)	16,273	19,965
Interest Rate Caps - Property debt	Unrealized gain	(3)	64,104	—
			$1,484,960	$29,204
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
As of June 30, 2022, the Company posted collateral of $21.2 million with two of its counterparties as required under the derivative contracts. As of December 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $5.1 million under the derivative contract.
14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2022, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2022
	Class S	Class I	Class T	Class D	Total
March 31, 2022	1,426,428	2,350,144	65,057	339,949	4,181,578
Common stock issued	127,562	239,928	7,601	51,140	426,231
Distribution reinvestment	7,961	12,923	404	2,090	23,378
Common stock repurchased	(18,117)	(169,789)	(885)	(3,809)	(192,600)
June 30, 2022	1,543,834	2,433,206	72,177	389,370	4,438,587

	Six Months Ended June 30, 2022
	Class S	Class I	Class T	Class D	Total
December 31, 2021	1,254,348	2,086,631	57,287	291,087	3,689,353
Common stock issued	297,429	572,532	15,352	99,044	984,357
Distribution reinvestment	15,395	24,483	769	3,943	44,590
Common stock repurchased	(23,338)	(250,440)	(1,231)	(4,704)	(279,713)
June 30, 2022	1,543,834	2,433,206	72,177	389,370	4,438,587

Share and Unit Repurchases
For the three months ended June 30, 2022, the Company repurchased 192.6 million shares of common stock and 0.6 million BREIT OP units for a total of $2.9 billion and $9.5 million, respectively. For the six months ended June 30, 2022, the Company repurchased 279.7 million shares of common stock and 3.1 million BREIT OP units for a total of $4.1 billion and $46.3 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2022.

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
The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1671	$0.1671	$0.1671	$0.1671
Stockholder servicing fee per share of common stock	(0.0318)	—	(0.0313)	(0.0091)
Net distributions declared per share of common stock	$0.1353	$0.1671	$0.1358	$0.1580

	Six Months Ended June 30, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.3333	$0.3333	$0.3333	$0.3333
Stockholder servicing fee per share of common stock	(0.0627)	—	(0.0617)	(0.0180)
Net distributions declared per share of common stock	$0.2706	$0.3333	$0.2716	$0.3153
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at the beginning of the year	$589,900	$274
Settlement of current year performance participation allocation	237,924	—
Settlement of prior year performance participation allocation	—	192,648
Repurchases	(26,639)	(111,949)
Conversion to Class I and Class B units	(434,717)	(68,453)
Conversion to Class I shares	(128,205)	(12,246)
GAAP income allocation	(1,852)	(1)
Distributions	(2,690)	(8)
Fair value allocation	7,125	34
Ending balance	$240,846	$299
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of June 30, 2022 and December 31, 2021, $228.0 million and $160.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $10.6 million and $46.3 million, during the three and six months ended June 30, 2022, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

15. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, industrial, net lease, data centers, self storage, retail, and office properties. Leases at the Company’s industrial, data centers, retail, and office properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, data centers, retail, and office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
Rental revenue from leases at the Company’s net lease properties consists of a fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. Both of the Company's net lease properties are leased to a single tenant. The Company assessed the lease classification of the net lease properties and determined the leases were both operating leases. The Company’s assessment included the consideration of the present value of the applicable lease payments over the lease terms and the residual value of the leased assets.
Leases at the Company’s industrial, net lease, data centers, retail, and office properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the CPI index. Leases at the Company’s rental housing and self storage properties are short term in nature, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease payments	$1,358,425	$616,068	$2,570,963	$1,207,108
Variable lease payments	90,668	64,741	181,850	126,617
Rental revenue	$1,449,093	$680,809	$2,752,813	$1,333,725
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of June 30, 2022 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$720,385
2023	1,410,117
2024	1,274,613
2025	1,140,933
2026	1,017,211
2027	831,734
Thereafter	9,270,034
Total	$15,665,027
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2022, the Company had 57 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and two of the Company’s operating leases contain renewal options, one for an additional 99 year term and the other for an additional 10 year term.

The following table details the future lease payments due under the Company’s ground leases as of June 30, 2022 ($ in thousands):

	Operating Leases	Financing Leases
2022 (remaining)	$4,692	$2,045
2023	9,420	4,150
2024	9,528	4,266
2025	9,780	4,385
2026	9,899	4,507
2027	10,285	4,633
Thereafter	1,038,665	564,142
Total undiscounted future lease payments	1,092,269	588,128
Difference between undiscounted cash flows and discounted cash flows	(900,998)	(511,744)
Total lease liability	$191,271	$76,384
The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2022, the weighted average remaining lease term of the Company’s operating leases and financing leases was 66 years and 79 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed ground rent expense	$2,264	$1,025	$4,533	$2,046
Variable ground rent expense	5	26	10	26
Total cash portion of ground rent expense	2,269	1,051	4,543	2,072
Straight-line ground rent expense	3,217	1,643	6,070	3,290
Total operating lease costs	$5,486	$2,694	$10,613	$5,362
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on lease liabilities	$997	$759	$1,993	$1,518
Amortization of right-of-use assets	330	252	654	499
Total financing lease costs	$1,327	$1,011	$2,647	$2,017

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, Office properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

	June 30, 2022	December 31, 2021
Rental Housing	$54,676,426	$44,167,486
Industrial	22,194,033	20,898,801
Net Lease	9,052,940	5,219,519
Hospitality	3,078,446	3,084,271
Office	2,780,382	1,232,392
Self Storage	2,368,258	1,886,376
Data Centers	2,834,619	1,905,660
Retail	2,799,047	1,689,575
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	28,079,720	24,221,005
Other (Corporate)	1,912,017	2,033,779
Total assets	$129,775,888	$106,338,864
The following table details the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Data Centers	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$864,047	$338,790	$116,226	$11,247	$—	$54,280	$35,587	$28,916	$—	$1,449,093
Hospitality revenue	—	—	—	—	197,652	—	—	—	—	197,652
Other revenue	59,580	6,235	—	—	4,376	4,271	600	1,194	—	76,256
Total revenues	923,627	345,025	116,226	11,247	202,028	58,551	36,187	30,110	—	1,723,001
Expenses:
Rental property operating	487,712	110,709	310	1,890	2	26,660	13,874	8,442	—	649,599
Hospitality operating	—	—	—	—	135,812	—	—	—	—	135,812
Total expenses	487,712	110,709	310	1,890	135,814	26,660	13,874	8,442	—	785,411
(Loss) income from unconsolidated entities	(28,398)	(25,167)	25,100	(46,675)	—	—	330	15,096	—	(59,714)
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(141,381)	(141,381)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(43,934)	(43,934)
(Loss) income from investments in equity securities(1)	(207,182)	(49,129)	31,028	—	—	—	—	(93,139)	—	(318,422)
Segment net operating income (loss)	$200,335	$160,020	$172,044	$(37,318)	$66,214	$31,891	$22,643	$(56,375)	$(185,315)	$374,139

Depreciation and amortization	$(602,376)	$(204,705)	$(40,253)	$(3,557)	$(27,758)	$(33,669)	$(30,792)	$(15,239)	$—	$(958,349)

General and administrative										$(11,753)
Management fee										(212,628)
Performance participation allocation										(211,597)
Net gain on dispositions of real estate										217,152
Interest expense										(415,764)
Gain on extinguishment of debt										(8,794)
Other income										609,686
Net loss										$(617,908)
Net loss attributable to non-controlling interests in third party joint ventures										$37,284
Net loss attributable to non-controlling interests in BREIT OP										11,614
Net loss attributable to BREIT stockholders										$(569,010)
(1) Included within other income on the Condensed Consolidated Statements of Operations and includes $327.4 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the three months ended June 30, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,095	$230,503	$82,794	$6,405	$—	$33,673	$14,667	$10,672	$—	$680,809
Hospitality revenue	—	—	—	—	102,660	—	—	—	—	102,660
Other revenue	18,476	2,144	—	—	3,318	2,161	457	158	—	26,714
Total revenues	320,571	232,647	82,794	6,405	105,978	35,834	15,124	10,830	—	810,183
Expenses:
Rental property operating	150,642	71,326	249	865	—	17,253	4,626	3,024	—	247,985
Hospitality operating	—	—	—	—	75,093	—	—	—	—	75,093
Total expenses	150,642	71,326	249	865	75,093	17,253	4,626	3,024	—	323,078
Income from unconsolidated entities	—	44,892	25,136	—	—	—	—	—	—	70,028
Income from investments in real estate debt	—	—	—	—	—	—	—	—	82,107	82,107
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	34,466	34,466
Income from investments in equity securities(2)	95,442	33,769	22,085	—	—	—	—	2,344	—	153,640
Segment net operating income	$265,371	$239,982	$129,766	$5,540	$30,885	$18,581	$10,498	$10,150	$116,573	$827,346

Depreciation and amortization	$(167,944)	$(134,124)	$(28,637)	$(2,525)	$(22,869)	$(32,063)	$(6,575)	$(4,884)	$—	$(399,621)

General and administrative										$(7,789)
Management fee										(92,183)
Performance participation allocation										(299,373)
Net gain on dispositions of real estate										7,372
Interest expense										(181,520)
Loss on extinguishment of debt										(2,757)
Other income										(28,057)
Net income										$(176,582)
Net income attributable to non-controlling interests in third party joint ventures										$(264)
Net income attributable to non-controlling interests in BREIT OP										2,089
Net income attributable to BREIT stockholders										$(174,757)
(1) Previously included within the Industrial segment.
(2) Included within other income on the Condensed Consolidated Statements of Operations and includes $142.5 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Data Centers	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,643,284	$679,558	$199,021	$19,428	$—	$99,487	$66,960	$45,075	$—	$2,752,813
Hospitality revenue		—		—	344,897	—	—	—	—	344,897
Other revenue	114,229	12,370	—	—	7,035	7,410	1,107	2,205	—	144,356
Total revenues	1,757,513	691,928	199,021	19,428	351,932	106,897	68,067	47,280	—	3,242,066
Expenses:
Rental property operating	907,264	221,238	606	3,162	—	47,691	23,793	12,832	—	1,216,586
Hospitality operating	—	—	—	—	239,275	—	—	—	—	239,275
Total expenses	907,264	221,238	606	3,162	239,275	47,691	23,793	12,832	—	1,455,861
(Loss) income from unconsolidated entities	(57,198)	199,552	50,374	(85,144)	—	—	141	16,786	—	124,511
Loss from investments in real estate debt	—	—	—	—	—	—		—	(159,750)	(159,750)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(59,609)	(59,609)
(Loss) income from investments in equity securities(1)	(282,683)	(56,625)	27,334	—	—	—	—	(107,609)	—	(419,583)
Segment net operating income (loss)	$510,368	$613,617	$276,123	$(68,878)	$112,657	$59,206	$44,415	$(56,375)	$(219,359)	$1,271,774

Depreciation and amortization	$(1,175,344)	$(413,071)	$(68,890)	$(7,114)	$(54,834)	$(65,001)	$(66,073)	$(23,073)	$—	$(1,873,400)

General and administrative										$(24,859)
Management fee										(401,778)
Performance participation allocation										(623,166)
Net gain on dispositions of real estate										422,414
Interest expense										(722,223)
Gain on extinguishment of debt										(7,399)
Other income										1,244,150
Net loss										$(714,487)
Net loss attributable to non-controlling interests in third party joint ventures										$81,539
Net loss attributable to non-controlling interests in BREIT OP										12,270
Net loss attributable to BREIT stockholders										$(620,678)
(1) Included within other income on the Condensed Consolidated Statements of Operations and includes $452.5 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the six months ended June 30, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Data Centers(1)	Hospitality	Self Storage	Retail	Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$590,548	$451,247	$165,589	$12,421	$—	$64,648	$29,097	$20,175	$—	$1,333,725
Hospitality revenue	—	—	—	—	160,803	—	—	—	—	160,803
Other revenue	32,540	5,994	—	—	4,994	4,157	1,214	211	—	49,110
Total revenues	623,088	457,241	165,589	12,421	165,797	68,805	30,311	20,386	—	1,543,638
Expenses:
Rental property operating	290,583	144,149	470	1,914	—	32,961	9,535	6,078	—	485,690
Hospitality operating	—	—	—	—	130,773	—	—	—	—	130,773
Total expenses	290,583	144,149	470	1,914	130,773	32,961	9,535	6,078	—	616,463
Income from unconsolidated entities	—	54,228	50,482	—	—	—	—	—	—	104,710
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	284,873	284,873
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	71,061	71,061
Income from investments in equity securities(2)	151,495	55,411	30,963	—	—	—	—	6,882	—	244,751
Segment net operating income	$484,000	$422,731	$246,564	$10,507	$35,024	$35,844	$20,776	$21,190	$355,934	$1,632,570

Depreciation and amortization	$(335,986)	$(263,495)	$(57,136)	$(5,049)	$(45,576)	$(69,814)	$(14,185)	$(8,767)	$—	$(800,008)

General and administrative										(14,749)
Management fee										(165,278)
Performance participation allocation										(442,588)
Impairment of investments in real estate										—
Net gain on dispositions of real estate										22,802
Interest income										95
Interest expense										(363,147)
Loss on extinguishment of debt										(6,173)
Other income										(11,222)
Net loss										$(147,698)
Net loss attributable to non-controlling interests in third party joint ventures										$(323)
Net loss attributable to non-controlling interests in BREIT OP										1,736
Net loss attributable to BREIT stockholders										$(146,285)
(1) Previously included within the Industrial segment.
(2) Included within other income on the Condensed Consolidated Statements of Operations and includes $224.8 million net unrealized/realized loss related to such equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.
18. Subsequent Events
On August 9, 2022, the Company, through a joint venture with certain affiliates, acquired all of the outstanding shares of common stock of American Campus Communities, Inc., a publicly traded REIT and the largest developer, owner and manager of high-quality student housing communities in the United States, in an all-cash transaction valued at approximately $12.8 billion, including the assumption of debt. The Company owns 69% of the joint venture.

Subsequent to June 30, 2022, the Company closed a $1.6 billion unsecured term loan that matures in July 2025. The Company received $1.4 billion of initial proceeds with $0.2 billion of future funding capacity.

Subsequent to June 30, 2022, the Company closed on two unsecured term loans for a total of $1.0 billion of proceeds. The loans have a two year initial term and include options to extend for an additional two years.

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
Overview
BREIT invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest in real estate outside the U.S. and in real estate debt. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of August 15, 2022, we had received net proceeds of $63.0 billion from the sale of 5.0 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world.

The second quarter of 2022 was characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. Continued global supply chain disruption, including due to China’s recurrent COVID-19 restrictions and the ongoing war between Russia and Ukraine, are also contributing to mounting inflationary pressure.
Headline economic measures were generally healthy in the second quarter. Inflation continues to rise and will likely cause the Federal Reserve to continue raising interest rates. Additionally, rising rates, increasing costs and supply chain issues may dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. There is a debate among economists as to whether such factors, coupled with economic contraction in the U.S. in the first and second quarters of 2022, indicate that the U.S. has entered, or in the near term will enter, a recession.

Q2 2022 Highlights
Operating Results:
•Declared monthly net distributions totaling $679.3 million for the three months ended June 30, 2022. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.6%	4.5%	3.7%	4.3%
Year-to-Date Total Return, without upfront selling commissions(2)	6.7%	7.2%	6.6%	6.9%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.1%	N/A	3.0%	5.3%
Inception-to-Date Total Return, without upfront selling commissions(2)	12.5%	13.5%	13.1%	13.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	11.8%	N/A	12.3%	13.2%
Investment Activity:
•Acquired 99 rental housing, one net lease, four office, 51 retail, 32 self storage, three data center, and two industrial properties across 19 transactions, as well as 2,271 wholly-owned single family homes, for a total purchase price of $17.6 billion during the three months ended June 30, 2022. The acquisitions are consistent with our strategy of acquiring diversified, income-producing real estate assets concentrated in high growth markets and included the following:
◦Acquired all outstanding shares of common stock of Preferred Apartment Communities Inc. (“PAC”), a publicly traded REIT, in an all-cash transaction valued at approximately $5.8 billion. PAC’s core portfolio includes 44 high-quality multifamily communities totaling approximately 12,000 units concentrated largely in Atlanta, Orlando, Tampa, Jacksonville, Charlotte and Nashville and 54 grocery-anchored retail assets comprising approximately 6 million square feet, located predominantly in Atlanta, Orlando, Nashville and Raleigh.
◦Acquired all outstanding shares of common stock of Resource REIT, Inc. (“Resource”), a public non-traded REIT, in an all-cash transaction valued at approximately $3.7 billion, including the assumption of debt. Resource’s core portfolio includes 42 apartment communities totaling more than 12,600 units concentrated largely in Arizona, Colorado, Florida, Georgia and Texas.
•In April 2022, through a joint venture with certain affiliates, entered into an agreement to purchase the outstanding stock of American Campus Communities (“ACC”), a publicly traded REIT and the largest developer, owner and manager of high-quality student housing communities in the United States, in an all-cash transaction valued at approximately $12.8 billion, including the assumption of debt. The Company completed the acquisition of ACC on August 9, 2022, and currently owns 69% of the joint venture.
•Invested a net $1.3 billion in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related investments in debt during the three months ended June 30, 2022.
Capital and Financing Activity:
•Raised $6.6 billion from the sale of shares of our common stock and through private offerings during the three months ended June 30, 2022. Repurchased $2.6 billion shares of our common stock from third-party investors and $0.3 billion shares of our common stock from the Special Limited Partner during the three months ended June 30, 2022.
•Increased property-level financings by $11.9 billion and increased the financings secured by our investments in real estate debt by $839 million during the three months ended June 30, 2022.
•Closed on a secured acquisition warehouse facility with a maximum capacity of $4.6 billion, of which $1.1 billion was funded during the three months ended June 30, 2022. Such facility provides us with bridge financing capacity prior to obtaining long-term financing.
Current Portfolio:
•Our portfolio as of June 30, 2022 consisted of investments in real estate (91% based on fair value) and investments in real estate debt (9%).
•Our 4,917 properties(3) as of June 30, 2022 consisted primarily of Rental Housing (52% based on fair value), Industrial (25%), and Net Lease (8%), and our portfolio of real estate was primarily concentrated in the following regions: South (39%), West (33%) and East (17%).
•Our investments in real estate debt as of June 30, 2022 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

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
(3)Excludes 26,203 single family rental homes. Such single family rental homes are included in the fair value amounts.
Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2022:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2022:

1     Geographic weighting is measured as the asset value of real estate properties, excluding the value of any third-party interests in such real estate properties, and unconsolidated investments for each geographical category against the total asset value of (i) all real estate properties, excluding the value of any third-party interests in such real estate properties, and (ii) unconsolidated investments. Property type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Real estate investments” includes our direct property investments, unconsolidated investments, and equity in public and private real estate-related companies. Real Estate Debt includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2022:

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
As of June 30, 2022, we owned a diversified portfolio of 4,917 properties and 26,203 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of June 30, 2022:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Rental Housing(6)	1,162	259,476 units	94%	$14,951	$60,379,896	$1,764,463	49%
Industrial	3,300	463,337 sq. ft.	98%	$5.38	27,892,085	898,287	25%
Net Lease	4	31,650 sq. ft.	100%	N/A	10,157,255	270,384	8%
Data Centers	72	12,047 sq. ft.	100%	20.52	3,802,344	50,192	1%
Self Storage	215	16,922 sq. ft.	93%	$15.19	3,313,741	106,897	3%
Hospitality	66	11,121 keys	68%	$171.71/$117.49	2,975,690	351,932	10%
Retail	84	11,431 sq. ft.	95%	$18.01	2,949,423	72,594	2%
Office	14	5,461 sq. ft.	97%	38.42	2,740,641	64,066	2%
Total	4,917				$114,211,075	$3,578,815	100%

1.Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail, include properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
2.For our industrial, net lease, data center, retail and office investments, occupancy includes all leased square footage as of June 30, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended June 30, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2022. Hospitality investments owned less than 12 months are excluded. Unconsolidated investments are excluded from occupancy calculations.
3.For industrial, data centers, net lease, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized June 30, 2022 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended June 30, 2022 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2022. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
4.Based on fair value as of June 30, 2022.
5.Segment revenue is presented for the six months ended June 30, 2022. Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
6.Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2022:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Rental Housing:
TA Multifamily Portfolio	5	Various	April 2017	100%	2,053 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	95%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	92%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	16	Various	Various	100%	3,475 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	92%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	94%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	91%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	96%
Wave Multifamily Portfolio	6	Various	May 2018	100%	2,199 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	92%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	89%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	95%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	97%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	90%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	94%
Tri-Cities Multifamily 2-Pack	2	Richland & Kennewick, WA	April 2019	95%	428 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	93%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	92%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	93%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	90%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	91%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	93%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	93%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	92%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	96%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	90%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	93%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	21	Various	Feb. & May 2020	98%	8,309 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	94%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	95%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	92%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	93%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	94%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	96%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan 2021	100%	320 units	95%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	92%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	92%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	97%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	85%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	92%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	93%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	92%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	95%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	91%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	94%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	91%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	90%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	86%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	95%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	93%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	97%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	94%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	97%
Rapids Multifamily Portfolio	42	Various	May 2022	100%	12,667 units	94%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	899 units	93%
Pike Multifamily Portfolio(4)	45	Various	June 2022	100%	12,332 units	96%
Highroads MH	3	Phoenix, AZ	April 2018	99.6%	265 units	98%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	92%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	95%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	97%
Legacy MH Portfolio	7	Various	April 202	99.6%	1,896 units	92%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	80%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	34	Various	Dec. 2020	99.6%	7,442 units	97%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	96%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	93%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	97%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	98%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	99%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	92%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	99%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	98%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	26,203 units	97%
Quebec Independent Living Portfolio	10	Quebec, Canada	Aug. 2021	95%	2,877 units	82%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	637	Various	Dec. 2021	Various(7)	78,624 units	96%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	100%
Total Rental Housing	1,162				259,476 units

Industrial:
Stockton Industrial Park	1	Stockton, CA	Feb. 2017	100%	878 sq. ft.	100%
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	96%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	138	Various	March 2018	100%	20,154 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	96	Various	Nov. 2018	99%	12,373 sq. ft.	99%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	98%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	96%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	99%
Jupiter 12 Industrial Portfolio	303	Various	Sept. 2019	100%	61,354 sq. ft.	98%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	37	Greensboro, NC	Jan. 2020	100%	2,789 sq. ft.	90%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	96%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	98%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	19	Various	Jan. & Aug. 2021	85%	2,927 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,587 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	95%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,720 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	133	Various	Oct. 2021	Various	39,658 sq. ft.	90%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Malborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	98%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A
Carrix Ports Portfolio(9)	0	Various	Nov. 2021	8%	0 sq. ft.	N/A
Evergreen Industrial Portfolio(7)	12	Various	Dec. 2021	10%	6,068 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	100%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	97%
Bluefin Industrial Portfolio(7)	70	Various	Dec. 2021	23%	10,922 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	93%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,660	Various	April 2022	16%	153,630 sq. ft.	N/A
Total Industrial	3,300				463,337 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
MGM Grand Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	4				31,650 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	58	Various	Aug. 2021	33.1%	9,354 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(10)	0	Various	May 2022	12%	0 sq. ft.	N/A
Total Data Centers	72				12,047 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	73%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	53%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	75%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	70%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	71%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	80%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	75%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	59%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	70%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	78%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	76%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	77%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	69%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	48%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	55%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	72%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	92%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	50%
Total Hospitality	66				11,121 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,476 sq. ft.	95%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	91%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	92%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	93%
Simply Self Storage	102	Various	Dec. 2020	100%	8,561 sq. ft.	94%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	97%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	93%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	93%
Flamingo Self Storage Portfolio	6	Various	Various	98%	396 sq. ft.	95%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	93%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,202 sq. ft.	93%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	95%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	96%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	88 sq. ft.	95%
The Park Self Storage	1	Arlington, WA	March 2022	100%	45 sq. ft.	94%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	2,283 sq. ft.	82%
Columbus Self Storage Portfolio	4	Various	April 2022	100%	346 sq. ft.	93%
Boxer Self Storage	1	Fort Mill, NC	April 2022	100%	64 sq. ft.	95%
Native Self Storage	1	Stockton, CA	April 2022	100%	87 sq. ft.	93%
Total Self Storage	215				16,922 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	82%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	96%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	100%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	99%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	95%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	97%
Pike Retail Portfolio(4)(11)	52	Various	June 2022	Various	5,736 sq. ft.	94%
Total Retail	84				11,431 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	94%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	99%	318 sq. ft.	100%
Pike Office Portfolio(4)	3	Various	June 2022	100%	1,072 sq. ft.	95%
Total Office	14				5,461 sq. ft.

Total Investments in Real Estate	4,917
(1)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(3)For our industrial, net leases, data center, retail and office investments, occupancy includes all leased square footage as of June 30, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended June 30, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2022. Hospitality investments owned less than 12 months are excluded. Occupancy is excluded for unconsolidated investments.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 15,843 consolidated single family rental homes, a 27.8% interest in 8,979 unconsolidated single family rental homes, and a 12.2% interest in 1,381 unconsolidated single family rental homes.
(6)Includes various ownership interests in 512 consolidated affordable housing units and 125 unconsolidated affordable housing units.
(7)Investment is unconsolidated.
(8)Includes various ownership interests in 105 consolidated industrial properties and 28 unconsolidated industrial properties.
(9)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a logistics business.
(10)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a wireless tower business.
(11)Includes a wholly-owned interest in 51 consolidated retail properties and 50.0% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of June 30, 2022 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	268	$45,991	3%	7,866	4%
2023	587	145,336	10%	25,524	13%
2024	676	175,628	12%	31,173	16%
2025	519	123,253	8%	20,637	10%
2026	517	165,057	11%	30,577	15%
2027	474	164,651	11%	28,213	14%
2028	186	90,041	6%	14,884	8%
2029	124	79,476	6%	9,983	5%
2030	101	85,933	6%	9,665	5%
2031	65	26,736	2%	3,378	2%
2032	48	38,538	3%	3,494	2%
Thereafter	66	322,023	22%	11,686	6%
Total	3,631	$1,462,663	100%	197,080	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2022 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of June 30, 2022:

# Credit Rating[1]

A
1%
CCC
<1%
BBB
13%
Not Rated (2)
25%
Private
CRE Loans
19%
B
19%
BB
23%

# Collateral Type[1]

Net Lease
8%
Retail
<1%
Other
6%
Diversified
3%
Industrial
28%
Office
6%
Hospitality
21%
Rental Housing
28%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)Not rated positions have a weighted-average LTV at origination of 63.9% and are primarily composed of 60.4% industrial and 29.3% multifamily assets, and includes interest-only securities with a fair value of $24.2 million.
The following table details our investments in real estate debt as of June 30, 2022 ($ in thousands):

	June 30, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.8%	2/2/2031	$9,106,587	$9,005,053	$8,512,977
RMBS	4.2%	1/19/2053	428,399	415,685	364,704
Corporate bonds	4.9%	6/13/2030	230,473	230,430	198,673
Total real estate securities	4.8%	12/16/2031	9,765,459	9,651,168	9,076,354
Commercial real estate loans	L+5.6%	3/10/2026	1,497,265	1,502,788	1,477,588
Other investments(5)	3.7%	7/25/2029	220,636	192,519	195,547
Total investments in real estate debt	5.1%	2/14/2031	$11,483,360	$11,346,475	$10,749,489
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of June 30, 2022 for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of June 30, 2022, we have interest rate swaps outstanding with a notional value of $1.6 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.8 billion as of June 30, 2022. In addition, CMBS includes zero-coupon securities of $215 million as of June 30, 2022.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2022 and 2021 ($ in thousands, except per share data):

	Three Months Ended June 30,		Change
	2022	2021	$
Revenues
Rental revenue	$1,449,093	$680,809	$768,284
Hospitality revenue	197,652	102,660	94,992
Other revenue	76,256	26,714	49,542
Total revenues	1,723,001	810,183	912,818
Expenses
Rental property operating	649,599	247,985	401,614
Hospitality operating	135,812	75,093	60,719
General and administrative	11,753	7,789	3,964
Management fee	212,628	92,183	120,445
Performance participation allocation	211,597	299,373	(87,776)
Depreciation and amortization	958,349	399,621	558,728
Total expenses	2,179,738	1,122,044	1,057,694
Other income (expense)
(Loss) income from unconsolidated entities	(59,714)	70,028	(129,742)
(Loss) income from investments in real estate debt	(141,381)	82,107	(223,488)
Change in net assets of consolidated securitization vehicles	(43,934)	34,466	(78,400)
Net gain on dispositions of real estate	217,152	7,372	209,780
Interest expense	(415,764)	(181,520)	(234,244)
Loss on extinguishment of debt	(8,794)	(2,757)	(6,037)
Other income	291,264	125,583	165,681
Total other (expense) income	(161,171)	135,279	(296,450)
Net loss	$(617,908)	$(176,582)	$(441,326)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$37,284	$(264)	$37,548
Net loss attributable to non-controlling interests in BREIT OP	11,614	2,089	9,525
Net loss attributable to BREIT stockholders	$(569,010)	$(174,757)	$(394,253)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.08)	$(0.05)
Rental Revenue
During the three months ended June 30, 2022, rental revenue increased $768.3 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $51.1 million increase in same property revenues and a $717.2 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended June 30, 2022, hospitality revenue increased $95.0 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $63.3 million increase in same property revenues and a $31.7 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the three months ended June 30, 2022, other revenue increased $49.5 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $4.1 million increase in same property revenues and a $45.4 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the three months ended June 30, 2022, rental property operating expenses increased $401.6 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $10.2 million increase in same property operating expenses and a $391.4 million increase in non-same property operating expenses due to the real estate acquisitions we made from April 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended June 30, 2022, hospitality operating expenses increased $60.7 million as compared to the three months ended June 30, 2021. The increase can primarily be attributed to a $32.8 million increase in same property operating expenses and a $27.9 million increase in non-same property expenses due to the real estate acquisitions we made from April 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the three months ended June 30, 2022, the management fee increased $120.4 million compared to the three months ended June 30, 2021. The increase was primarily due to the $36.7 billion increase in our NAV from June 30, 2021 to June 30, 2022.
Performance Participation Allocation
During the three months ended June 30, 2022, the performance participation allocation accrual decreased $87.8 million compared to the three months ended June 30, 2021. The decrease was primarily the result of a lower total return for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Depreciation and Amortization
During the three months ended June 30, 2022, depreciation and amortization increased $558.7 million compared to the three months ended June 30, 2021. The increase was primarily driven by the impact of acquisitions we made from July 1, 2021 through June 30, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
(Loss) Income from Unconsolidated Entities
During the three months ended June 30, 2022, income from unconsolidated entities decreased $129.7 million compared to the three months ended June 30, 2021. The decrease is primarily attributable to a decrease in the fair value of unconsolidated entities of $81.4 million and a $43.8 million increase in losses from unconsolidated entities, primarily attributable to depreciation and amortization.
(Loss) Income from Investments in Real Estate Debt
During the three months ended June 30, 2022, (loss) income from our investments in real estate debt decreased $223.5 million compared to the three months ended June 30, 2021. The decrease was primarily attributable to an increase of $400.9 million in unrealized losses on real estate debt investments and an increase of $26.8 million in net realized losses on real estate debt investments. This was partially offset by an increase of $22.8 million in unrealized gains on derivatives and an increase of $154.9 million in interest income from additional investments.
Change in net assets of consolidated securitization vehicles
During the three months ended June 30, 2022, the change in net assets of consolidated securitization vehicles decreased $78.4 million compared to the three months ended June 30, 2021. The decrease was primarily attributable to an increase of $82.3 million in unrealized losses on our net investments in these securitization vehicles and an increase of $6.2 million in realized losses on such investments. This was partially offset by an increase of $15.5 million in interest income from additional investments.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2022, net gain on dispositions of real estate increased $209.8 million compared to the three months ended June 30, 2021. During the three months ended June 30, 2022, we recorded $217.2 million of net gains from the disposition of 26 industrial properties and 177 rental housing properties, which included 162 single family rental homes, compared to $7.4 million of gain from the disposition of one rental housing property during the three months ended June 30, 2021.

Interest Expense
During the three months ended June 30, 2022, interest expense increased $234.2 million compared to the three months ended June 30, 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments.
Other Income
During the three months ended June 30, 2022, other income increased $165.7 million compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $677.0 million of unrealized gains on our interest rate swaps and an increase of $211.4 million of realized gains on our investments in equity securities, partially offset by an increase of $681.0 million of unrealized losses on our investments in equity securities.
The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2022 and 2021 ($ in thousands, except per share data):

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$2,752,813	$1,333,725	$1,419,088
Hospitality revenue	344,897	160,803	184,094
Other revenue	144,356	49,110	95,246
Total revenues	3,242,066	1,543,638	1,698,428
Expenses
Rental property operating	1,216,586	485,690	730,896
Hospitality operating	239,275	130,773	108,502
General and administrative	24,859	14,749	10,110
Management fee	401,778	165,278	236,500
Performance participation allocation	623,166	442,588	180,578
Depreciation and amortization	1,873,400	800,008	1,073,392
Total expenses	4,379,064	2,039,086	2,339,978
Other income (expense)
Income from unconsolidated entities	124,511	104,710	19,801
(Loss) income from investments in real estate debt	(159,750)	284,873	(444,623)
Change in net assets of consolidated securitization vehicles	(59,609)	71,061	(130,670)
Net gain on dispositions of real estate	422,414	22,802	399,612
Interest expense	(722,223)	(363,052)	(359,171)
Loss on extinguishment of debt	(7,399)	(6,173)	(1,226)
Other income	824,567	233,529	591,038
Total other income	422,511	347,750	74,761
Net loss	$(714,487)	$(147,698)	$(566,789)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$81,539	$(323)	$81,862
Net loss attributable to non-controlling interests in BREIT OP	12,270	1,736	10,534
Net loss attributable to BREIT stockholders	$(620,678)	$(146,285)	$(474,393)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.07)	$(0.08)
Rental Revenue
During the six months ended June 30, 2022, rental revenue increased $1.4 billion as compared to the six months ended June 30, 2021. The increase can primarily be attributed to a $0.1 billion increase in same property revenues and a $1.3 billion increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.

Hospitality Revenue
During the six months ended June 30, 2022, hospitality revenue increased $184.1 million as compared to the six months ended June 30, 2021. The increase can primarily be attributed to a $121.5 million increase in same property revenues and a $62.6 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the six months ended June 30, 2022, other revenue increased $95.2 million as compared to the six months ended June 30, 2021. The increase can primarily be attributed to a $8.7 million increase in same property revenues and a $86.5 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Rental Property Operating Expenses
During the six months ended June 30, 2022, rental property operating expenses increased $730.9 million as compared to the six months ended June 30, 2021. The increase can primarily be attributed to a $17.8 million increase in same property operating expenses and a $713.1 million increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the six months ended June 30, 2022, hospitality operating expenses increased $108.5 million as compared to the six months ended June 30, 2021. The increase can primarily be attributed to a $62.4 million increase in same property operating expenses and a $46.1 million increase in non-same property expenses due to the real estate acquisitions we made from January 1, 2021 to June 30, 2022. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the six months ended June 30, 2022, the management fee increased $236.5 million compared to the six months ended June 30, 2021. The increase was primarily due to the $36.7 billion increase in our NAV from June 30, 2021 to June 30, 2022.
Performance Participation Allocation
During the six months ended June 30, 2022, the performance participation allocation expense increased $180.6 million compared to the six months ended June 30, 2021. The increase was primarily the result of our increased NAV and a higher total return for the six months ended June 30, 2022 compared to the six months ended June 30, 2022.
Depreciation and Amortization
During the six months ended June 30, 2022, depreciation and amortization increased $1.1 billion compared to the six months ended June 30, 2021. The increase was primarily driven by the impact of acquisitions we made from July 1, 2021 through June 30, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the six months ended June 30, 2022, income from unconsolidated entities increased $19.8 million compared to the six months ended June 30, 2021. The increase is primarily attributable to our increased acquisition activity in 2021 and 2022 and an increase in the fair value of $110.8 million. This was partially offset by an $82.9 million increase in the losses from investments primarily attributable to depreciation and amortization.

(Loss) Income from Investments in Real Estate Debt
During the six months ended June 30, 2022, (loss) income from investments in real estate debt decreased $444.6 million compared to the six months ended June 30, 2021. The decrease was primarily attributable to an increase of $754.9 million in unrealized losses on real estate debt investments and an increase of $102.7 million in realized losses on real estate debt investments. This was partially offset by an increase of $131.4 million in unrealized gains on derivatives and an increase of $266.9 million in interest income from additional investments.
Change in net assets of consolidated securitization vehicles
During the six months ended June 30, 2022, the change in net assets of consolidated securitization vehicles decreased $130.7 million million compared to the six months ended June 30, 2021. The decrease was primarily attributable to an increase of $155.3 million in unrealized losses on investments in these securitization vehicles and an increase of $0.3 million in realized losses on such investments. This was partially offset by an increase of $30.9 million in interest income from additional investments.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2022, net gain on dispositions of real estate increased $399.6 million compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we recorded $422.4 million of net gains from the sale of 307 rental housing properties, which included 285 single family rental homes, and 35 industrial properties, compared to a $22.8 million net gain from the disposition of five rental housing properties during the six months ended June 30, 2021.
Interest Expense
During the six months ended June 30, 2022, interest expense increased $359.2 million compared to the six months ended June 30, 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments.
Other Income
During the six months ended June 30, 2022, other income increased $591.0 million compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $1.3 billion of unrealized gains on our interest rate swaps and an increase of $420.7 million of realized gains on our investments in equity securities partially offset by an increase of $1.1 billion of unrealized losses on our investments in equity securities.
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

For the six months ended June 30, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to our unusually strong performance in 2021 and the trailing nature of the calculation, our independent directors determined that the excess expenses were justified.

Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non-Generally Accepted Accounting Principles ("GAAP") measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) lease termination fees, (vi) property expenses not core to the operations of such properties, and (vii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) net gain (loss) on dispositions of real estate, (g) interest expense, (h) gain (loss) on extinguishment of debt, (i) other income (expense), and (j) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

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
For the three months ended June 30, 2022 and June 30, 2021, our same property portfolio consisted of 252 rental housing, 860 industrial, three net lease, nine data centers, 58 hotel, 149 self storage, 13 retail, and two office properties.
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

The following table reconciles GAAP net loss to same property NOI for the three months ended June 30, 2022 and June 30, 2021 ($ in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$
Net loss	$(617,908)	$(176,582)	$(441,326)
Adjustments to reconcile to same property NOI
Depreciation and amortization	958,349	399,621	558,728
Straight-line rental income and expense	(38,631)	(26,287)	(12,344)
Amortization of above- and below-market lease intangibles	(14,237)	(6,413)	(7,824)
Lease termination fees	(486)	(862)	376
Property non-operating expenses	107,797	35,975	71,822
General and administrative	11,753	7,789	3,964
Management fee	212,628	92,183	120,445
Performance participation allocation	211,597	299,373	(87,776)
Incentive compensation awards(1)	9,719	692	9,027
Loss (income) from investments in real estate debt	141,381	(82,107)	223,488
Change in net assets of consolidated securitization vehicles	43,934	(34,466)	78,400
Net gain on dispositions of real estate	(217,152)	(7,372)	(209,780)
Interest expense	415,764	181,520	234,244
Loss on extinguishment of debt	8,794	2,757	6,037
Other income	(291,264)	(125,583)	(165,681)
Loss (income) from unconsolidated entities	59,714	(70,028)	129,742
NOI attributable to non-controlling interests in third party joint ventures	(16,795)	(8,063)	(8,732)
NOI from unconsolidated entities	148,834	46,356	102,478
NOI attributable to BREIT stockholders	1,133,791	528,503	605,288
Less: Non-same property NOI attributable to BREIT stockholders	553,110	24,453	528,657
Same property NOI attributable to BREIT stockholders	$580,681	$504,050	$76,631
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended June 30, 2022 and June 30, 2021 ($ in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$656,363	$605,230	$51,133	8%
Hospitality revenue	165,947	102,661	63,286	62%
Other revenue	26,948	22,843	4,105	18%
Total revenues	849,258	730,734	118,524	16%

Rental property operating	204,119	193,883	10,236	5%
Hospitality operating	104,090	71,294	32,796	46%
Total expenses	308,209	265,177	43,032	16%

Same property NOI attributable to non-controlling interests in third party joint ventures	(8,718)	(7,863)	(855)	11%
Consolidated same property NOI attributable to BREIT stockholders	532,331	457,694	74,637	16%
Same property NOI from unconsolidated entities	48,350	46,356	1,994	4%
Same property NOI attributable to BREIT stockholders	$580,681	$504,050	$76,631	15%

Same Property – Rental Revenue
Same property rental revenue increased $51.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due to a $52.0 million increase in base rental revenue and a $3.8 million increase in tenant reimbursement income. This was partially offset by a $4.7 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			June 30, 2022 vs. June 30, 2021
	Three Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Rental Housing	$301,362	$268,451	$32,911	(1)%	+13%
Industrial	169,865	158,951	10,914	+2%	+5%
Net Lease	63,725	62,475	1,250	—%	+2%
Self Storage	39,828	33,461	6,367	(1)%	+22%
Retail	10,931	10,604	327	—%	+3%
Data Centers	4,775	4,670	105	—%	+2%
Office	5,873	5,748	125	—%	+2%
Total base rental revenue	$596,359	$544,360	$51,999
Same Property – Hospitality Revenue
Same property hospitality revenue increased $63.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. ADR for the hotels in our same property portfolio increased from $140 to $178, while occupancy increased 14% and RevPAR increased from $91 to $133 during the three months ended June 30, 2022 compared to three months ended June 30, 2021.
Same Property – Other Revenue
Same property other revenue increased $4.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing and industrial properties during the three months ended June 30, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $10.2 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in rental property operating expenses for the three months ended June 30, 2022 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $32.8 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended June 30, 2022.
Non-same Property NOI
Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.

For the six months ended June 30, 2022 and June 30, 2021, our same property portfolio consisted of 227 rental housing, 801 industrial, three net lease, nine data centers, 58 hotel, 109 self storage, 13 retail, and two office properties.
The following table reconciles GAAP net loss to same property NOI for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$
Net loss	$(714,487)	$(147,698)	$(566,789)
Adjustments to reconcile to same property NOI
Depreciation and amortization	1,873,400	800,008	1,073,392
Straight-line rental income and expense	(66,981)	(52,195)	(14,786)
Amortization of above- and below-market lease intangibles	(28,645)	(12,464)	(16,181)
Lease termination fees	(1,646)	(2,383)	737
Non-core property expenses	171,592	70,310	101,282
General and administrative	24,859	14,749	10,110
Management fee	401,778	165,278	236,500
Performance participation allocation	623,166	442,588	180,578
Incentive compensation awards(1)	19,323	1,869	17,454
Loss (income) from investments in real estate debt	159,750	(284,873)	444,623
Change in net assets of consolidated securitization vehicles	59,609	(71,061)	130,670
Net gain on dispositions of real estate	(422,414)	(22,802)	(399,612)
Interest expense	722,223	363,052	359,171
Loss on extinguishment of debt	7,399	6,173	1,226
Other income	(824,567)	(233,529)	(591,038)
Income from unconsolidated entities	(124,511)	(104,710)	(19,801)
NOI attributable to non-controlling interests in third party joint ventures	(27,565)	(15,714)	(11,851)
NOI from unconsolidated entities	285,999	90,578	195,421
NOI attributable to BREIT stockholders	2,138,282	1,007,176	1,131,106
Less: Non-same property NOI attributable to BREIT stockholders	1,071,139	85,372	985,767
Same property NOI attributable to BREIT stockholders	$1,067,143	$921,804	$145,339
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$1,247,115	$1,151,340	$95,775	8%
Hospitality revenue	282,262	160,803	121,459	76%
Other revenue	48,915	40,215	8,700	22%
Total revenues	1,578,292	1,352,358	225,934	17%

Rental property operating	381,482	363,723	17,759	5%
Hospitality operating	187,702	125,296	62,406	50%
Total expenses	569,184	489,019	80,165	16%

Same property NOI attributable to non-controlling interests in third party joint ventures	(17,245)	(15,309)	(1,936)	13%
Consolidated same property NOI attributable to BREIT stockholders	991,863	848,030	143,833	17%
Same property NOI from unconsolidated entities	75,280	73,774	1,506	2%
Same property NOI attributable to BREIT stockholders	$1,067,143	$921,804	$145,339	16%

Same Property – Rental Revenue
Same property rental revenue increased $95.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due to a $93.8 million increase in base rental revenue and an $11.3 million increase in tenant reimbursement income as a result of higher operating expenses. This was partially offset by a $9.3 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2022 vs. 2021
	Six Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Rental Housing	$569,734	$509,307	$60,427	(1)%	+13%
Industrial	332,022	310,959	21,063	+2%	+4%
Net Lease	127,449	124,950	2,499	—%	+2%
Self storage	55,373	46,557	8,816	(2)%	+21%
Retail	21,961	21,353	608	—%	+3%
Data centers	9,514	9,305	209	—%	+2%
Office	11,719	11,510	209	—%	+2%
Total base rental revenue	$1,127,772	$1,033,941	$93,831

Same Property – Hospitality Revenue
Same property hospitality revenue increased $121.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. ADR for the hotels in our same property portfolio increased from $128 to $172 while occupancy increased 19% and RevPAR increased from $74 to $117 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Same Property – Other Revenue
Same property other revenue increased $8.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing properties during the six months ended June 30, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $17.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in rental property operating expenses for the six months ended June 30, 2022 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $62.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the six months ended June 30, 2022.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to BREIT stockholders	$(569,010)	$(174,757)	$(620,678)	$(146,285)
Adjustments to arrive at FFO:
Depreciation and amortization	1,061,659	410,100	2,085,640	820,959
Net gain on dispositions of real estate	(213,196)	(7,372)	(414,346)	(22,802)
Amount attributable to non-controlling interests for above adjustments	(64,403)	(9,679)	(127,588)	(19,970)
FFO attributable to BREIT stockholders	215,050	218,292	923,028	631,902
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(54,111)	(41,038)	(100,795)	(81,382)
Amortization of above and below-market lease intangibles	(11,130)	(5,419)	(26,070)	(10,457)
Amortization of mortgage premium/discount	(1,871)	(463)	(3,294)	(964)
Unrealized gains from changes in fair value of financial instruments(1)	257,873	(215,902)	(122,622)	(537,523)
Amortization of restricted stock awards	181	125	362	246
Performance participation allocation	211,597	299,373	623,166	442,588
Incentive compensation awards	9,719	692	19,323	1,869
Amortization of deferred financing costs	36,262	13,957	66,784	26,698
Loss on extinguishment of debt	8,794	2,757	7,399	6,173
Amount attributable to non-controlling interests for above adjustments	(10,040)	365	(13,708)	4,348
AFFO attributable to BREIT stockholders	662,324	272,739	1,373,573	483,498
Adjustments to arrive at FAD:
Management fee	212,628	92,183	401,778	165,278
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(115,964)	(51,928)	(191,326)	(85,041)
Stockholder servicing fees	(53,670)	(25,583)	(100,625)	(46,354)
Realized (gains) losses on financial instruments(1)	(216,435)	(6,879)	(456,660)	13,703
Amount attributable to non-controlling interests for above adjustments	2,240	(549)	4,382	(1,404)
FAD attributable to BREIT stockholders	$491,123	$279,983	$1,031,122	$529,680

(1)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt and our investments in equity securities.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2022 ($ and shares/units in thousands):

Components of NAV	June 30, 2022
Investments in real estate	$104,414,121
Investments in real estate debt(1)	10,749,489
Investments in unconsolidated entities	9,796,954
Cash and cash equivalents	2,294,725
Restricted cash	2,059,412
Other assets	4,317,260
Mortgage notes, term loans, and revolving credit facilities, net	(52,161,756)
Secured financings of investments in real estate debt	(5,397,667)
Subscriptions received in advance	(1,006,346)
Other liabilities	(3,819,161)
Accrued performance participation allocation	(385,242)
Management fee payable	(71,908)
Accrued stockholder servicing fees(2)	(18,140)
Non-controlling interests in joint ventures	(2,451,857)
Net Asset Value	$68,319,884
Number of outstanding shares/units	4,569,639

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $18.1 million accrued for purposes of our NAV and the $1.6 billion accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$23,123,179	$36,456,250	$1,065,334	$5,711,597	$1,963,524	$68,319,884
Number of outstanding shares/units	1,543,834	2,433,206	72,177	389,370	131,052	4,569,639
NAV Per Share/Unit as of June 30, 2022	$14.9778	$14.9828	$14.7600	$14.6688	$14.9828
(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2022:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	6.7%	5.1%
Industrial	6.4%	5.2%
Net Lease	6.7%	5.8%
Hospitality	9.1%	9.2%
Data Centers	6.6%	5.5%
Self Storage	7.0%	5.1%
Office	6.5%	4.6%
Retail	6.7%	5.3%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.5%	+1.9%	+2.0%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(1.5)%	(1.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.7%	+2.6%	+1.4%	+2.3%	+3.1%	+4.1%	+3.0%
(weighted average)	0.25% increase	(2.8)%	(3.4)%	(2.4)%	(1.3)%	(2.2)%	(2.9)%	(3.6)%	(3.0)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2022
Stockholders’ equity	$45,092,241
Non-controlling interests attributable to BREIT OP	1,384,396
Redeemable non-controlling interest	240,847
Total partners’ capital of BREIT OP under GAAP	46,717,484
Adjustments:
Accrued stockholder servicing fee	1,584,700
Organization and offering costs	1,023
Accrued affiliate incentive compensation awards	(123,470)
Accumulated depreciation and amortization under GAAP	6,484,789
Unrealized net real estate and real estate debt appreciation	13,655,358
NAV	$68,319,884
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
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.3333 per share for the six months ended June 30, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2022:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2022	$0.0451	$0.0556	$0.0452	$0.0526
February 28, 2022	0.0451	0.0547	0.0453	0.0519
March 31, 2022	0.0451	0.0559	0.0453	0.0528
April 30, 2022	0.0451	0.0556	0.0452	0.0526
May 31, 2022	0.0451	0.0559	0.0453	0.0528
June 30, 2022	0.0451	0.0556	0.0453	0.0526
Total	$0.2706	$0.3333	$0.2716	$0.3153

The following tables summarize our distributions declared during the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$326,828	48%	$164,662	47%
Reinvested in shares	352,463	52%	183,806	53%
Total distributions	$679,291	100%	$348,468	100%
Sources of Distributions
Cash flows from operating activities	$679,291	100%	$348,468	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$679,291	100%	$348,468	100%

Cash flows from operating activities	$727,473		$381,606
Funds from Operations(1)	$215,050		$218,292
Adjusted Funds from Operations(1)	$662,324		$272,739
Funds Available for Distribution(1)	$491,123		$279,983

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$622,965	48%	$297,452	47%
Reinvested in shares	673,803	52%	340,421	53%
Total distributions	$1,296,768	100%	$637,873	100%
Sources of Distributions
Cash flows from operating activities	$1,296,768	100%	$637,873	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$1,296,768	100%	$637,873	100%

Cash flows from operating activities	$1,350,296		$673,242
Funds from Operations(1)	$923,028		$631,902
Adjusted Funds from Operations(1)	$1,373,573		$483,498
Funds Available for Distribution(1)	$1,031,122		$529,680

(1)See “Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
From the inception of our business on January 1, 2017 through June 30, 2022, we funded our distributions entirely from cash flows from operations.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $11.8 billion of liquidity as of August 1, 2022, composed of $8.2 billion of undrawn revolving credit facilities and $3.6 billion of unrestricted cash and cash equivalents. We also generate incremental liquidity through our operating cash flows, which were $1.4 billion for the six months ended June 30, 2022. In addition, we remain moderately leveraged (42% as of June 30, 2022) and can generate additional liquidity by incurring indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were $10.7 billion as of June 30, 2022. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $63.0 billion as of the date of this filing.

On August 9, 2022, we entered into a joint venture with certain affiliates and acquired all of the outstanding shares of common stock of ACC. We funded our portion of the acquisition by contributing $4.5 billion to the joint venture.
Capital Resources
As of June 30, 2022, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities.
The following table is a summary of our indebtedness as of June 30, 2022 ($ in thousands):

	June 30, 2022			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2022	December 31, 2021
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.6%	11/4/2028	N/A	$23,797,788	$19,086,525
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+2.1%	10/1/2026	N/A	25,945,002	20,004,365
Variable rate secured revolving credit facilities(4)	L+1.7%	7/1/2026	$4,506,500	1,811,373	1,614,550
Variable rate warehouse facilities(5)	L+1.8%	11/10/2025	$6,112,500	1,958,792	794,141
Variable rate mezzanine loans	L+3.5%	3/9/2025	N/A	71,100	71,100
Total variable rate loans	L+2.1%	9/3/2026		29,786,267	22,484,156
Total loans secured by our properties	3.7%	8/20/2027		$53,584,055	$41,570,681

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt(6)	L+1.2%	6/4/2023	N/A	5,397,667	4,706,632

Unsecured loans:
Unsecured variable rate revolving credit facility	L+2.5%	2/22/2025	$3,650,000	—	—
Affiliate revolving credit facility	L+2.5%	1/22/2023	75,000	—	—
Total unsecured loans			$3,725,000	—	—

Total indebtedness				$58,981,722	$46,277,313

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan. As of June 30, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $22.2 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)Includes $333.8 million and $396.3 million of loans related to our investment in affordable housing properties as of June 30, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(5)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
(6)Weighted average interest rate of L+1.2% reflects the spread over the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, and SONIA, as applicable to each secured financing.

The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).
As of August 15, 2022, we had received net proceeds of $7.0 billion from selling an aggregate of 475.9 million shares of our common stock in the Current Offering (consisting of 185.5 million Class S shares, 202.6 million Class I shares, 11.5 million Class T shares, and 76.3 million Class D shares).
Capital Uses
Our primary capital needs are to acquire our investments, which we expect to fund with our liquidity and other capital resources. We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, repurchase requests of shares of our common stock pursuant to our share repurchase plan, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited elect to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$1,350,296	$673,242
Cash flows used in investing activities	(17,686,875)	(4,302,864)
Cash flows provided by financing activities	17,278,530	6,509,327
Net increase in cash and cash equivalents and restricted cash	$941,951	$2,879,705
Cash flows provided by operating activities increased $0.7 billion during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities increased $13.4 billion during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $14.3 billion in the acquisitions of and capital improvements to real estate investments, an increase of $2.5 billion in investments in unconsolidated entities, and a net increase of $1.8 billion in our investments in real estate debt. This was partially offset by a net decrease of $2.9 billion related to our investments in real estate-related equity securities, a decrease of $1.1 billion in proceeds from dispositions of real estate, and an increase of $1.1 billion in proceeds from paydowns of real estate loans held by consolidated securitization vehicles.
Cash flows provided by financing activities increased $10.8 billion during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $10.8 billion in borrowings, an increase of $4.1 billion from the issuance of our common stock, and an increase of $0.4 billion in contributions from non-controlling interests. This was partially offset by an increase of $2.3 billion in repurchases of common stock, a decrease of $1.1 billion in subscriptions received in advance, a net increase of $0.9 billion in repayments of senior obligations of consolidated securitization vehicles, and an increase of $0.3 billion in distributions.
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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2022 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$69,812,331	$9,322,694	$11,520,679	$33,148,004	$15,820,954
Ground leases	1,680,397	13,443	27,656	28,827	1,610,471
Organizational and offering costs	1,023	1,023	—	—	—
Other	1,798	1,798	—	—	—
Total	$71,495,549	$9,338,958	$11,548,335	$33,176,831	$17,431,425

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2022. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate hedging agreements to fix or cap a portion of our variable rate debt. As of June 30, 2022, the outstanding principal balance of our variable rate indebtedness was $35.2 billion and consisted of mortgage notes, term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, term loans, secured and unsecured revolving credit facilities and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, three-month Euro denominated LIBOR, one-month CAD denominated LIBOR, or three-month CAD denominated LIBOR (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $22.2 billion as of June 30, 2022 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2022, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $6.5 million and $13.0 million, respectively, net of the impact of our interest rate swaps.

LIBOR and certain other floating rate benchmark indices to which our floating rate debt and other agreements are tied, including, without limitation, the Euro Interbank Offered Rate (“EURIBOR”) and the Canadian Dollar Offered Rate (“CDOR”), or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association (“IBA”), ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe and Canada have been reformed and rates such as EURIBOR and CDOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Investments in Real Estate Debt
As of June 30, 2022, we held $10.7 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, SOFR, or SONIA, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2022, a 10 basis point increase or decrease in the Reference Rates, SOFR, and SONIA would have resulted in an increase or decrease to income from investments in real estate debt of $5.2 million and $10.3 million, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $1.1 billion.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For each of the three months ended March 31, 2022 and June 30, 2022, the Adviser elected to receive its management fee in Class I shares, and we issued 9.4 million unregistered Class I shares to the Adviser in satisfaction of the management fee for April 2022 and May 2022. Additionally, we issued 4.8 million unregistered Class I shares to the Adviser in July 2022 in satisfaction of the June 2022 management fee.
Beginning for the quarter ended March 31, 2022, the Special Limited Partner was entitled to a quarterly performance participation allocation. As further described in Note 10 to the condensed consolidated financial statements, the performance participation allocation became payable on March 31, 2022 and June 30, 2022. In April 2022 and July 2022, we issued 16.1 million and 8.1 million, respectively, Class I units in BREIT OP to the Special Limited Partner as payment for $360.5 million of the performance participation allocation. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares (on a one-for-one basis). Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2022, we received $1.5 billion from selling 102.3 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased		Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2022	42,289,028	(1)	1.0%	$14.81	42,289,028	(1)	—
May 2022	64,293,208		1.5%	$14.94	64,293,208		—
June 2022	86,018,882		2.0%	$14.95	86,018,882		—
Total	192,601,118		4.5%	$14.92	192,601,118		—
(1)Includes 16,865,795 Class I shares previously issued to the Special Limited Partner upon redemption of Class I units held by the Special Limited Partner that were acquired as payment for the 2021 performance participation allocation.
(2)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(3)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 16,074,899 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

4.1
Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 260168) filed on May 16, 2022 and incorporated herein by reference)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 15, 2022	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 15, 2022	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)