Form 10-Q
period 2022-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2022-11-14
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 14, 2022, the issuer had the following shares outstanding: 1,600,913,588 shares of Class S common stock, 2,404,161,392 shares of Class I common stock, 74,044,042 shares of Class T common stock, and 421,959,619 shares of Class D common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$98,793,106	$66,941,653
Investments in unconsolidated entities (includes $4,781,292 and $1,613,646 at fair value as of September 30, 2022 and December 31, 2021, respectively)	9,242,357	5,501,305
Investments in real estate debt	8,081,409	6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	17,390,941	17,055,986
Cash and cash equivalents	1,676,732	989,674
Restricted cash	1,524,831	2,428,907
Other assets	8,193,276	6,450,733
Total assets	$144,902,652	$106,338,864

Liabilities and Equity
Mortgage notes, secured term loans, and secured revolving credit facilities, net	$63,540,348	$41,327,388
Secured financings of investments in real estate debt	5,050,044	4,706,632
Senior obligations of consolidated securitization vehicles, at fair value	15,600,814	15,030,653
Unsecured revolving credit facilities and term loans	826,923	—
Due to affiliates	2,173,512	1,309,447
Other liabilities	5,100,720	4,184,148
Total liabilities	92,292,361	66,558,268

Commitments and contingencies	—	—
Redeemable non-controlling interests	586,795	750,670

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,588,546 and 1,254,348 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15,885	12,543
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,446,025 and 2,086,631 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	24,460	20,865
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 73,224 and 57,287 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	732	573
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 415,535 and 291,087 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4,155	2,911
Additional paid-in capital	53,782,051	42,249,094
Accumulated other comprehensive income (loss)	364,749	(9,569)
Accumulated deficit and cumulative distributions	(7,871,239)	(5,631,014)
Total stockholders’ equity	46,320,793	36,645,403
Non-controlling interests attributable to third party joint ventures	4,206,552	1,744,256
Non-controlling interests attributable to BREIT OP unitholders	1,496,151	640,267
Total equity	52,023,496	39,029,926
Total liabilities and equity	$144,902,652	$106,338,864

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$1,825,984	$808,098	$4,578,797	$2,141,823
Hospitality revenue	193,141	127,507	538,038	288,310
Other revenue	109,785	43,704	254,141	92,814
Total revenues	2,128,910	979,309	5,370,976	2,522,947

Expenses
Rental property operating	850,599	314,017	2,067,185	799,707
Hospitality operating	137,345	92,280	376,620	223,053
General and administrative	13,223	7,106	38,082	21,855
Management fee	219,778	122,866	621,556	288,144
Performance participation allocation	194,361	449,822	817,527	892,410
Depreciation and amortization	1,127,701	482,045	3,001,101	1,282,053
Total expenses	2,543,007	1,468,136	6,922,071	3,507,222

Other income (expense)
(Loss) income from unconsolidated entities	(73,009)	78,445	51,502	183,155
Income (loss) from investments in real estate debt	86,493	59,567	(73,257)	344,440
Change in net assets of consolidated securitization vehicles	(8,798)	23,485	(68,407)	94,546
Income from equity securities and interest rate derivatives	1,158,717	178,212	2,049,697	412,571
Net gain (loss) on dispositions of real estate	317,981	(9,586)	740,395	13,216
Interest expense	(703,203)	(204,444)	(1,483,991)	(567,252)
Loss on extinguishment of debt	(3,266)	(3,372)	(10,665)	(9,545)
Other expense	(15,939)	(634)	(23,787)	(1,708)
Total other income (expense)	758,976	121,673	1,181,487	469,423
Net income (loss)	$344,879	$(367,154)	$(369,608)	$(514,852)
Net loss attributable to non-controlling interests in third party joint ventures	$43,549	$5,472	$119,151	$5,149
Net (income) loss attributable to non-controlling interests in BREIT OP unit holders	(16,261)	4,393	1,946	$6,129
Net income (loss) attributable to BREIT stockholders	$372,167	$(357,289)	$(248,511)	$(503,574)
Net income (loss) per share of common stock — basic and diluted	$0.08	$(0.12)	$(0.06)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	4,484,761	2,873,453	4,291,557	2,379,158

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$344,879	$(367,154)	$(369,608)	$(514,852)
Other comprehensive income (loss):
Foreign currency translation losses, net	(59,893)	(8,643)	(100,902)	(8,643)
Unrealized gain on derivatives	428,857	—	428,857	—
Unrealized gain on derivatives from unconsolidated entities	122,466	—	149,348	—
Other comprehensive income (loss)	491,430	(8,643)	477,303	(8,643)
Comprehensive income (loss)	836,309	(375,797)	107,695	(523,495)
Comprehensive (income) loss attributable to non-controlling interests in third party joint ventures	(49,272)	5,472	26,330	5,149
Comprehensive (income) loss attributable to non-controlling interests in BREIT OP unit holders	(26,425)	4,393	(8,218)	6,129
Comprehensive income (loss) attributable to BREIT stockholders	$760,612	$(365,932)	$125,807	$(512,217)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625
Common stock issued	602	1,684	19	286	3,954,743	—	—	3,957,334	—	—	3,957,334
Offering costs	—	—	—	—	(92,760)	—	—	(92,760)	—	—	(92,760)
Distribution reinvestment	83	133	4	23	363,704	—	—	363,947	—	—	363,947
Common stock/units repurchased	(238)	(1,727)	(13)	(48)	(3,050,522)	—	—	(3,052,548)	—	(2,452)	(3,055,000)
Amortization of compensation awards	—	48	—	—	4,757	—	—	4,805	—	4,287	9,092
Net income ($2,462 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	372,167	372,167	(43,627)	13,877	342,417
Other comprehensive income	—	—	—	—	—	388,445	—	388,445	92,821	10,164	491,430
Distributions declared on common stock ($0.1677 gross per share)	—	—	—	—	—	—	(694,946)	(694,946)	—	—	(694,946)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,417,521	105,980	2,523,501
Distributions to and redemptions of non-controlling interests	—	—	—	—	(18,394)	—	—	(18,394)	(25,151)	(20,101)	(63,646)
Allocation to redeemable non-controlling interests	—	—	—	—	502	—	—	502	—	—	502
Balance at September 30, 2022	$15,885	$24,460	$732	$4,155	$53,782,051	$364,749	$(7,871,239)	$46,320,793	$4,206,552	$1,496,151	$52,023,496

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2021	$9,218	$13,262	$502	$1,815	$26,842,197	$—	$(4,008,476)	$22,858,518	$153,817	$250,150	$23,262,485
Common stock issued	1,561	3,639	37	612	7,446,347	—	—	7,452,196	—	—	7,452,196
Offering costs	—	—	—	—	(249,159)	—	—	(249,159)	—	—	(249,159)
Distribution reinvestment	65	83	3	13	211,879	—	—	212,043	—	—	212,043
Common stock/units repurchased	(29)	(123)	(3)	(5)	(205,990)	—	—	(206,150)	—	—	(206,150)
Amortization of compensation awards	—	2	—	—	151	—	—	153	—	1,177	1,330
Net loss ($382 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(357,289)	(357,289)	(5,092)	(4,391)	(366,772)
Other comprehensive loss	—	—	—	—	—	(8,643)	—	(8,643)	—	—	(8,643)
Distributions declared on common stock ($0.1637 gross per share)	—	—	—	—	—	—	(438,422)	(438,422)	—	—	(438,422)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	603,165	167,946	771,111
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(3,695)	(5,280)	(8,975)
Allocation to redeemable non-controlling interests	—	—	—	—	(24,843)	—	—	(24,843)	—	—	(24,843)
Balance at September 30, 2021	$10,815	$16,863	$539	$2,435	$34,020,582	$(8,643)	$(4,804,187)	$29,238,404	$748,195	$409,602	$30,396,201

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	3,576	7,304	173	1,277	18,272,093	—	—	18,284,423	—	—	18,284,423
Offering costs	—	—	—	—	(599,518)	—	—	(599,518)	—	—	(599,518)
Distribution reinvestment	237	378	12	62	1,018,673	—	—	1,019,362	—	—	1,019,362
Common stock/units repurchased	(471)	(4,231)	(26)	(95)	(7,176,065)	—	—	(7,180,888)	—	(20,168)	(7,201,056)
Amortization of compensation awards	—	144	—	—	14,261	—	—	14,405	—	14,372	28,777
Net loss ($2,060 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(248,511)	(248,511)	(116,560)	(2,477)	(367,548)
Other comprehensive income	—	—	—	—	—	374,318	—	374,318	92,821	10,164	477,303
Distributions declared on common stock ($0.5010 gross per share)	—	—	—	—	—	—	(1,991,714)	(1,991,714)	—	—	(1,991,714)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,642,723	908,443	3,551,166
Distributions to and redemptions of non-controlling interests	—	—	—	—	49,354	—	—	49,354	(156,688)	(54,450)	(161,784)
Allocation to redeemable non-controlling interests	—	—	—	—	(45,841)	—	—	(45,841)	—	—	(45,841)
Balance at September 30, 2022	$15,885	$24,460	$732	$4,155	$53,782,051	$364,749	$(7,871,239)	$46,320,793	$4,206,552	$1,496,151	$52,023,496

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951
Common stock issued	3,741	8,010	81	1,178	15,957,649	—	—	15,970,659	—	—	15,970,659
Offering costs	—	—	—	—	(540,776)	—	—	(540,776)	—	—	(540,776)
Distribution reinvestment	183	208	10	34	535,004	—	—	535,439	—	—	535,439
Common stock/units repurchased	(138)	(629)	(11)	(18)	(956,242)	—	—	(957,038)	(129)	(1,450)	(958,617)
Amortization of compensation awards	—	4	—	—	395	—	—	399	—	3,046	3,445
Net loss ($920 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(503,574)	(503,574)	(4,233)	(6,125)	(513,932)
Other comprehensive loss	—	—	—	—	—	(8,643)	—	(8,643)	—	—	(8,643)
Distributions declared on common stock ($0.4852 gross per share)	—	—	—	—	—	—	(1,076,295)	(1,076,295)	—	—	(1,076,295)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	619,991	240,412	860,403
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(10,687)	(14,253)	(24,940)
Allocation to redeemable non-controlling interests	—	—	—	—	(34,493)	—	—	(34,493)	—	—	(34,493)
Balance at September 30, 2021	$10,815	$16,863	$539	$2,435	$34,020,582	$(8,643)	$(4,804,187)	$29,238,404	$748,195	$409,602	$30,396,201

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(369,608)	$(514,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	621,556	288,144
Performance participation allocation	817,527	892,410
Depreciation and amortization	3,001,101	1,282,053
Net gain on dispositions of real estate	(740,395)	(13,216)
Loss on extinguishment of debt	10,665	9,545
Unrealized gain on changes in fair value of financial instruments	(1,105,459)	(668,503)
Realized (gain) loss on sale of real estate-related equity securities	(376,046)	23,285
Income from unconsolidated entities	(51,502)	(183,155)
Distributions of earnings from unconsolidated entities	176,551	84,315
Other items	42,993	(44,694)
Change in assets and liabilities:
(Increase) decrease in other assets	(440,254)	(166,966)
Increase (decrease) in due to affiliates	(1,267)	(1,109)
Increase (decrease) in other liabilities	612,118	203,156
Net cash provided by operating activities	2,197,980	1,190,413
Cash flows from investing activities:
Acquisitions of real estate	(30,474,609)	(9,932,224)
Capital improvements to real estate	(843,665)	(348,139)
Proceeds from disposition of real estate	2,119,196	194,575
Refunds of (pre-acquisition costs/deposits)	23,988	(593,566)
Investment in unconsolidated entities	(3,803,054)	(3,336,486)
Return of capital from unconsolidated entities	24,103	—
Purchase of investments in real estate debt	(4,321,394)	(3,058,345)
Proceeds from sale/repayment of investments in real estate debt	2,321,166	1,051,377
Purchase of real estate-related equity securities	(1,195,329)	(1,738,385)
Proceeds from sale of real estate-related equity securities	3,363,576	—
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	1,512,094	5,231
Proceeds from settlement of derivative contracts	103,047	—
Collateral posted under derivative contracts	(14,286)	—
Net cash used in investing activities	(31,185,167)	(17,755,962)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,795,341	15,183,976
Offering costs paid	(212,556)	(118,997)
Subscriptions received in advance	577,014	1,720,934
Repurchase of common stock	(6,411,085)	(843,042)
Repurchase of management fee shares	—	(172,230)
Borrowings under mortgage notes, secured term loans, and secured revolving credit facilities	30,074,150	7,614,710
Repayments of mortgage notes, secured term loans, and secured revolving credit facilities	(11,944,541)	(4,966,542)
Borrowings under secured financings of investments in real estate debt	1,909,892	916,684
Repayments of secured financings of investments in real estate debt	(1,504,130)	(275,980)
Borrowings under affiliate unsecured revolving credit facility	—	950,000
Repayments of affiliate unsecured revolving credit facility	—	(950,000)
Repayments of unsecured revolving credit facilities and term loans	(615,385)	(160,000)
Borrowings under unsecured revolving credit facilities and term loans	1,442,308	160,000
Payment of deferred financing costs	(387,711)	(51,696)
Redemption of redeemable non-controlling interest	(26,639)	(111,949)
Redemption of affiliate service provider incentive compensation awards	(143)	(1,083)
Contributions from non-controlling interests	2,409,497	637,158
Distributions to and redemptions of non-controlling interests	(163,663)	(19,876)
Distributions	(925,610)	(474,565)
Borrowings of senior obligations of consolidated securitization vehicles	96,639	118,908
Repayment of senior obligations of consolidated securitization vehicles	(1,332,679)	(5,231)
Net cash provided by financing activities	28,780,699	19,151,179
Net change in cash and cash equivalents and restricted cash	(206,488)	2,585,630
Cash and cash equivalents and restricted cash, beginning of period	3,418,581	1,044,523
Effects of currency translation on cash, cash equivalents and restricted cash	(10,530)	935
Cash and cash equivalents and restricted cash, end of period	$3,201,563	$3,631,088
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,676,732	$1,560,719
Restricted cash	1,524,831	2,070,369
Total cash and cash equivalents and restricted cash	$3,201,563	$3,631,088

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$4,116,086	$2,353,084
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$186,217	$51,824
Issuance of BREIT OP units as consideration for acquisitions of real estate	$203,700	$165,746
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$—	$9,435
Recognition of financing lease liability	$—	$16,855
Accrued pre-acquisition costs	$15	$8,797
Accrued capital expenditures and acquisition related costs	$22,645	$18,276
Acquired non-controlling interests	$521,868	$—
Accrued distributions	$51,043	$67,264
Accrued stockholder servicing fee due to affiliate	$392,325	$423,471
Redeemable non-controlling interest issued as settlement of performance participation allocation	$360,504	$192,648
Exchange of redeemable non-controlling interest for Class I shares	$128,205	$12,246
Exchange of redeemable non-controlling interest for Class I or Class B units	$440,116	$68,453
Allocation to redeemable non-controlling interest	$45,841	$34,493
Distribution reinvestment	$1,019,362	$535,439
Accrued common stock repurchases	$872,155	$75,308
Mortgage payable proceeds in escrow	$91,147	$—
Investment in single family homes risk retention securities	$117,073	$—
Payable for unsettled investments in real estate debt	$—	$236,686
Receivable for unsettled investments in real estate debt	$31,993	$5,233
Net gain on buyout of non-controlling interest	$53,383	$—
Consolidation of securitization vehicles	$2,348,079	$5,889,628
Deconsolidation of securitization vehicles	$—	$(758,500)
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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of September 30, 2022, the Company had received aggregate net proceeds of $63.6 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of September 30, 2022, the Company owned 5,206 properties and 28,165 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 — Investments in Unconsolidated Entities. Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 have been reclassified to income from equity securities and interest rate derivatives to conform to the current period presentation. Additionally, certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in other income (expense) of $178.0 million and $413.0 million for the three and nine months ended September 30, 2021 have been reclassified to income from equity securities and interest rate derivatives to conform to the current period presentation.

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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, other comprehensive income, contributions and distributions. When the Company elects the fair value option (“FVO”), the Company records its share of net asset value of the entity and any related unrealized gains and losses. Refer to Note 4 — Investments in Unconsolidated Entities for additional details on the Company’s investments in unconsolidated entities.
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
The Company owns Controlling Class Securities (defined below) in certain CMBS securitizations that give the Company certain rights with respect to the underlying loans that serve as collateral for the CMBS securitization. In particular, these Controlling Class Securities typically give the holder the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Such rights, along with the obligation to absorb losses and receive benefits from the ownership of the Controlling Class Securities, require consolidation of these securitizations, which are considered VIEs under GAAP.
As of September 30, 2022, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $50.9 billion and $37.6 billion, respectively, compared to $45.8 billion and $32.7 billion as of December 31, 2021. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
The following tables detail the immaterial adjustments to the Company’s previously issued condensed consolidated financial statements to reflect the consolidation of these securitizations at such time, which presentation is comparable to the Company’s condensed consolidated financial statements as of September 30, 2022.

The following table details the adjustments to the Company's Condensed Consolidated Balance Sheets ($ in thousands):

	December 31, 2021
	As Reported	Adjustment	As Adjusted
Assets
Investments in real estate debt	$8,995,939	$(2,025,333)	$6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	—	17,055,986	17,055,986
Total assets	91,308,211	15,030,653	106,338,864
Liabilities and Equity
Senior obligations of consolidated securitization vehicles, at fair value	—	15,030,653	15,030,653
Total liabilities	51,527,615	15,030,653	66,558,268
Equity
Total equity	$39,029,926	$—	$39,029,926

The following table details the adjustments to the Company's Condensed Consolidated Statements of Operations ($ in thousands):

	Three Months Ended September 30, 2021
	As Reported	Adjustment	As Adjusted
Other income (expense)
Income from investments in real estate debt	$83,052	$(23,485)	$59,567
Change in net assets of consolidated securitization vehicles	—	23,485	23,485
Total other income (expense)	121,673	—	121,673
Net Loss	$(367,154)	$—	$(367,154)

	Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Adjusted
Other income (expense)
Income from investments in real estate debt	$438,986	$(94,546)	$344,440
Change in net assets of consolidated securitization vehicles	—	94,546	94,546
Total other income (expense)	469,423	—	469,423
Net Loss	$(514,852)	$—	$(514,852)

The following table details the adjustments to the Company's Condensed Consolidated Statements of Cash Flows ($ in thousands):

	Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Adjusted
Cash flows from investing activities:
Proceeds from sale/repayment of investments in real estate debt	$1,170,285	$(118,908)	$1,051,377
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	—	5,231	5,231
Net cash used in investing activities	(17,642,285)	(113,677)	(17,755,962)
Cash flows from financing activities:
Borrowings of senior obligations of consolidated securitization vehicles	—	118,908	118,908
Repayment of senior obligations of consolidated securitization vehicles	—	(5,231)	(5,231)
Net cash provided by financing activities	19,037,502	113,677	19,151,179
Non-cash investing and financing activities:
Consolidation of securitization vehicles	$—	$5,889,628	$5,889,628
Deconsolidation of securitization vehicles	$—	$(758,500)	$(758,500)
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
Consolidated Securitization Vehicles

The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Condensed Consolidated Balance Sheets. Additionally, the changes in fair value of these positions include the interest income and interest expense associated with such CMBS VIEs. Management does not consider the separate presentation of the components of fair value changes to be relevant, and has elected to present these items in the aggregate as “Change in net assets of consolidated securitization vehicles” on the Company’s Condensed Consolidated Statements of Operations. The residual difference between the fair value of the consolidated securitization’s assets and liabilities represents the Company’s beneficial interest in such vehicles. The Company’s Condensed Consolidated Statements of Cash Flows includes (i) the consolidation of the securitization vehicles as a non-cash item, (ii) the subsequent repayments of consolidated loans and related CMBS positions presented on a gross basis, and (iii) the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles reclassed from investing activities to financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.

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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2022 and December 31, 2021, the Company’s investments in real estate debt, directly or indirectly, consisted of CMBS and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of September 30, 2022 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company’s investment in a private real estate company is reflected at its fair value as of September 30, 2022 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. The Company’s equity securities are recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.

The resulting unrealized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Income from Equity Securities and Interest Rate Derivatives on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, the Company recognized $42.1 million and $494.6 million of net unrealized/realized losses, respectively, on its investments in equity securities. During the three and nine months ended September 30, 2021, the Company recognized $154.8 million and $379.6 million of unrealized gains, respectively, on its investments in equity securities.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$6,685,192	$1,396,217	$8,081,409	$—	$5,730,269	$1,240,337	$6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	—	17,390,941	—	17,390,941	—	16,590,050	465,936	17,055,986
Equity securities	111,417	276,800	224,408	612,625	2,558,952	442,300	224,408	3,225,660
Investments in unconsolidated entities	—	—	4,781,292	4,781,292	—	—	1,613,646	1,613,646
Interest rate and foreign currency hedging derivatives(1)	—	3,106,268	—	3,106,268	—	41,453	—	41,453
Total	$111,417	$27,459,201	$6,401,917	$33,972,535	$2,558,952	$22,804,072	$3,544,327	$28,907,351

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$15,600,814	$—	$15,600,814	$—	$14,545,992	$484,661	$15,030,653
Interest rate and foreign currency hedging derivatives(2)	—	23,250	—	23,250	—	45,597	—	45,597
Total	$—	$15,624,064	$—	$15,624,064	$—	$14,591,589	$484,661	$15,076,250
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Real estate loans held by consolidated securitization vehicles, at fair value	Senior obligation of consolidated securitization vehicles, at fair value	Total
Balance as of December 31 2021	$1,240,337	$224,408	$1,613,646	$465,936	$484,661	$4,028,988
Purchases	1,077,582	—	3,051,135	—	—	4,128,717
Sales and repayments	(887,614)	—	—	—	—	(887,614)
Distributions received	—	—	(57,741)	—	—	(57,741)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	174,252	—	—	174,252
Realized loss included in income (loss) from investments in real estate debt	(65,340)	—	—	—	—	(65,340)
Unrealized gain included in income (loss) from investments in real estate debt	31,252	—	—	—	—	31,252
Transfers out of Level 3	—	—	—	(465,936)	(484,661)	(950,597)
Balance as of September 30, 2022	$1,396,217	$224,408	$4,781,292	$—	$—	$6,401,917
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$1,396,217	Discounted cash flow	Market Yield	8.4%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase
Investments in unconsolidated entities	$4,240,037	Discounted cash flow	Discount Rate	6.4%	Decrease
			Exit Capitalization Rate	5.1%	Decrease
			Weighted Average Cost of Capital	6.4%	Decrease
	$541,255	Market comparable	LTM EBITDA Multiple	11.8x	Increase

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$1,240,337	Discounted cash flow	Market Yield	5.2%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase
Investments in unconsolidated entities	$1,613,646	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	9.1%	Decrease
Real estate loans held by consolidated securitization vehicles, at fair value	$465,936	Third Party Price	Measurement Alternative(1)	N/A	Increase
Liabilities
Senior obligation of consolidated securitization vehicles, at fair value	$484,661	Third Party Price	Single Broker Quote	N/A	Increase
(1)The Company has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the CMBS securitizations it consolidates using the fair value of the financial liabilities, which it considers more observable than the fair value of the financial assets.

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
Valuation of liabilities not measured at fair value
As of September 30, 2022, the fair value of the Company’s mortgage notes, secured term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities and term loans was $1.3 billion below carrying value. As of December 31, 2021, the fair value of the Company’s mortgage notes, secured term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities and term loans was $108.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA and April Housing ($ in thousands):

				September 30, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Nine Months Ended September 30, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$3,425	$—	$(1,048)	$2,377	2.3 years
2022	—	34,705	(12,813)	21,892	2.3 years
Total	$3,425	$34,705	$(13,861)	$24,269
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, “IBORs”, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Building and building improvements	$81,881,136	$53,954,920
Land and land improvements	18,613,494	14,652,913
Furniture, fixtures and equipment	2,195,635	963,686
Right of use asset - operating leases(1)	1,094,980	461,186
Right of use asset - financing leases(1)	72,862	72,862
Total	103,858,107	70,105,567
Accumulated depreciation and amortization	(5,065,001)	(3,163,914)
Investments in real estate, net	$98,793,106	$66,941,653
(1)Refer to Note 15 for additional details on the Company’s leases.
Acquisitions
The following table details the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Rental Housing properties(2)(3)	$26,969,749	16	268	71,843 units
Net Lease properties	4,026,768	1	1	6,901 sq. ft.
Office properties(3)	1,794,583	4	8	2,693 sq. ft.
Retail properties(3)	1,097,412	—	51	5,598 sq. ft.
Self storage properties	542,335	6	34	2,913 sq. ft.
Hospitality properties	436,232	1	6	1,258 keys
Data center properties	331,184	1	3	792 sq. ft.
Industrial properties	218,360	3	13	1,666 sq. ft.
	$35,416,623	32	384
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes 5,001 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Purchase price for the acquisition of Preferred Apartment Communities (“PAC”) includes 45 rental housing properties, 51 retail properties and 3 office properties. The acquisition of PAC is included as a single transaction in the number of transactions column for Rental Housing properties.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Amount
Building and building improvements	$28,975,907
Land and land improvements	4,331,092
Furniture, fixtures and equipment	738,927
In-place lease intangibles	914,868
Above-market lease intangibles	15,994
Below-market lease intangibles	(121,927)
Right of use asset - operating leases	632,831
Right of use lease liability- operating leases	(460,678)
Customer relationships	197,000
Trade name intangibles	89,000
Other	103,609
Total purchase price	35,416,623
Assumed debt(1)	4,116,086
Net purchase price	$31,300,537

(1)Refer to Note 7 for additional details on the Company’s debt, which includes mortgage notes, secured term loans, and secured revolving credit facilities.
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the nine months ended September 30, 2022 were three, six, and 11 years, respectively.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Segments	Number of Properties	Net Proceeds	Net Gain	Number of Properties	Net Proceeds	Net Gain
Rental Housing properties(1)	24	$699,521	$231,985	46	$1,470,697	$500,351
Industrial properties	23	183,586	85,996	58	648,499	240,044
	47	$883,107	$317,981	104	$2,119,196	$740,395

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Segments	Number of Properties	Net Proceeds	Net Loss	Number of Properties	Net Proceeds	Net Gain
Rental Housing properties	4	$99,598	$(9,586)	9	$194,575	$13,216
	4	$99,598	$(9,586)	9	$194,575	$13,216
(1)Net proceeds and net gain include 119 and 404 single family rental homes sold during the three and nine months ended September 30, 2022, respectively, that are not included in the number of properties.

 Properties Held for Sale
As of September 30, 2022, seven properties in the Self Storage segment, four properties in the Rental Housing segment, three properties in the Industrial segment and two properties in the Hospitality segment were classified as held for sale. The held for sale assets and liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held for sale ($ in thousands):

Assets:	September 30, 2022
Investments in real estate, net	$346,380
Other assets	6,319
Total assets	$352,699

Liabilities:
Mortgage notes, net	$100,014
Other liabilities	9,274
Total liabilities	$109,288
 Impairment
The Company reviews its real estate investments for impairment each quarter and when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the expected undiscounted future cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the estimated fair value of the investment. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment charge.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables details the Company’s equity investments in unconsolidated entities ($ in thousands):

	September 30, 2022
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Historical Cost/Fair Value
Unconsolidated entities at historical cost:
QTS Data Centers(1)	Data Centers	1	63	35.7%	$1,688,315
MGM Grand & Mandalay Bay	Net Lease	1	2	49.9%	825,756
Rental Housing investments(2)	Rental Housing	92	92	12.2% - 52.0%	1,308,199
Industrial investments(3)	Industrial	6	56	10.0% - 55.0%	224,531
Retail investments	Retail	2	7	50.0%	99,608
Hospitality investment	Hospitality	1	196	30.0%	314,656
Total unconsolidated entities at historical cost		103	416		4,461,065
Unconsolidated entities at fair value:
Industrial investments(4)	Industrial	9	2,147	7.9% - 85.0%	3,605,638
Office investments	Office	1	1	49.0%	514,192
Data Center investments(5)	Data Centers	1	N/A	12.4%	661,462
Total unconsolidated entities at fair value		11	2,148		4,781,292
Total		114	2,564		$9,242,357
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,739 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $224.5 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.7 billion from investments in four joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $661.5 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

	December 31, 2021
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Historical Cost/Fair Value
Unconsolidated entities at historical cost:
QTS Data Centers(1)	Data Centers	1	48	35.7%	$1,394,359
MGM Grand & Mandalay Bay	Net Lease	1	2	49.9%	822,736
Rental Housing investments(2)	Rental Housing	130	125	12.2% - 52.0%	1,074,832
Industrial investments(3)	Industrial	7	51	10.0% - 55.0%	497,491
Retail investments	Retail	1	6	50.0%	98,241
Total unconsolidated entities at historical cost		140	232		3,887,659
Unconsolidated entities at fair value:
Industrial investments(4)	Industrial	7	485	7.9% - 85.0%	1,613,646
Total unconsolidated entities at fair value		7	485		1,613,646
Total		147	717		$5,501,305
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 9,774 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $255.7 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $1.0 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(47,758)	$(17,020)
MGM Grand & Mandalay Bay	Net Lease	49.9%	24,976	24,914
Rental Housing investments	Rental Housing	12.2% - 52.0%	(9,039)	(8,615)
Industrial investments	Industrial	10.0% - 55.0%	(983)	212
Retail investments	Retail	50.0%	(630)	—
Hospitality investment	Hospitality	30.0%	3,846	—
Total unconsolidated entities at historical cost			(29,588)	(509)
Unconsolidated entities at fair value:
Industrial investments	Industrial	7.9% - 85.0%	(21,357)	78,954
Office investments	Office	49.0%	(22,025)	—
Data Center investments	Data Centers	12.4%	(39)	—
Total unconsolidated entities at fair value			(43,421)	78,954
Total			$(73,009)	$78,445

			For the Nine Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(133,574)	$(17,020)
MGM Grand & Mandalay Bay	Net Lease	49.9%	75,350	75,396
Rental Housing investments	Rental Housing	12.2% - 52.0%	(66,237)	(8,615)
Industrial investments	Industrial	10.0% - 55.0%	(1,645)	212
Retail investments	Retail	50.0%	(489)	—
Hospitality investment	Hospitality	30.0%	3,846	—
Total unconsolidated entities at historical cost			(122,749)	49,973
Unconsolidated entities at fair value:
Industrial investments	Industrial	7.9% - 85.0%	178,857	133,182
Office investments	Office	49.0%	(5,239)	—
Data Center investments	Data Centers	12.4%	633	—
Total unconsolidated entities at fair value			174,251	133,182
Total			$51,502	$183,155

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.8%	12/4/2029	$6,610,663	$6,615,851	$6,138,573
RMBS	4.2%	8/20/2053	405,746	394,216	321,377
Corporate bonds	4.9%	8/12/2030	155,877	160,768	130,547
Total real estate securities	6.2%	2/4/2031	7,172,286	7,170,835	6,590,497
Commercial real estate loans	L+5.4%	6/11/2026	1,324,784	1,344,725	1,306,438
Other investments(5)	3.7%	7/25/2029	215,749	188,255	184,474
Total investments in real estate debt	6.4%	4/22/2030	$8,712,819	$8,703,815	$8,081,409

	December 31, 2021
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.5%	8/8/2033	$5,097,318	$5,068,099	$5,029,942
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
Total real estate securities	3.6%	3/29/2034	5,380,438	5,350,074	5,311,102
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,716
Other investments(5)	3.7%	7/25/2029	227,958	198,909	198,788
Total investments in real estate debt	3.7%	3/7/2032	$7,083,013	$7,022,790	$6,970,606

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
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of September 30, 2022 and December 31, 2021, the Company had interest rate swaps outstanding with a notional value of $1.4 billion and $1.1 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $1.2 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively. In addition, CMBS includes zero-coupon securities of $6.3 million as of September 30, 2022. There were no such securities as of December 31, 2021.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2022			December 31, 2021
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,703,979	$2,514,293	31%	$2,597,948	$2,573,935	37%
Rental Housing(2)	2,025,335	1,863,436	23%	1,250,446	1,261,455	18%
Hospitality	1,947,869	1,823,395	23%	1,866,683	1,848,015	27%
Net Lease	983,222	948,398	12%	8,885	8,779	–%
Office	555,235	484,746	6%	546,548	527,148	8%
Other	360,895	335,952	4%	331,169	328,745	5%
Diversified	127,280	111,189	1%	403,737	405,569	5%
Retail	—	—	—%	17,374	16,960	–%
Total	$8,703,815	$8,081,409	100%	$7,022,790	$6,970,606	100%
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
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2022			December 31, 2021
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	107,141	99,886	1%	127,118	125,420	2%
BBB	1,074,011	1,026,771	13%	340,326	337,509	5%
BB	1,939,342	1,760,316	22%	1,446,160	1,441,879	21%
B	1,674,824	1,513,338	19%	1,459,218	1,436,271	21%
CCC	24,338	18,935	—%	24,338	24,242	—%
Private commercial real estate loans	1,506,317	1,466,549	18%	1,598,701	1,585,738	23%
Not rated(2)	2,377,842	2,195,614	27%	2,026,929	2,019,547	28%
Total	$8,703,815	$8,081,409	100%	$7,022,790	$6,970,606	100%
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
(2)As of September 30, 2022, not rated positions have a weighted-average LTV at origination of 64.1% and are primarily composed of 61.0% industrial and 29.2% rental housing assets, and includes interest-only securities with a fair value of $24.0 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$141,622	$44,625	$313,922	$117,438
Unrealized (loss) gain	(133,199)	(30,073)	(581,760)	121,044
Realized (loss) gain	(23,627)	13,510	(104,984)	28,007
Total	$(15,204)	$28,062	$(372,822)	$266,489
Income from interest rate swaps and other derivatives	79,268	25,789	250,060	65,141
Income from secured financings of investments in real estate debt(1)	24,011	8,505	62,354	17,324
Other loss	(1,582)	(2,789)	(12,849)	(4,514)
Total income (loss) from investments in real estate debt	$86,493	$59,567	$(73,257)	$344,440
(1)Represents unrealized and realized gains.
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2022	December 31, 2021	2022	2021	2022	2021
CMBS	$1,777,102	$3,099,694	$1,594	$4,680	$(129,181)	$101,626
Commercial real estate loans	832,721	556,571	308	(7,795)	(11,221)	(11,895)
Total	$2,609,823	$3,656,265	$1,902	$(3,115)	$(140,402)	$89,731
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
As of September 30, 2022 and December 31, 2021, the Company’s investments in real estate debt also included $1.9 billion and $1.4 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $5.8 million and $82.3 million of loss related to such CMBS during the three and nine months ended September 30, 2022, respectively. The Company recognized $7.0 million and $28.5 million of income related to such CMBS during the three and nine months ended September 30, 2021, respectively.
For additional information regarding the Company’s investments in affiliated real estate debt, see Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The terms and conditions of such affiliated real estate debt held as of September 30, 2022 are consistent with the terms described in such Note.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	September 30, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	293	$17,887,497	$17,390,941	4.1%	3/16/2025
Senior obligations of consolidated securitization vehicles	23	15,883,564	15,600,814	3.7%	9/5/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	23	$2,003,933	$1,790,127	5.2%	4/21/2025

	December 31, 2021
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	173	$16,873,465	$17,055,986	2.4%	10/2/2024
Senior obligations of consolidated securitization vehicles	22	14,780,036	15,030,653	2.1%	3/14/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$2,093,429	$2,025,333	3.6%	11/01/2024

(1)The weighted-average yield and cost represent the all-in rate, which includes both fixed and floating rates, as applicable to each securitized debt obligation.
(2)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of senior obligations of consolidated securitization vehicles are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

7. Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2022			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2022	December 31, 2021
Fixed rate loans:
Fixed rate mortgages(4)	3.6%	12/12/2028	N/A	$24,661,911	$19,086,525
Variable rate loans:
Variable rate mortgages and secured term loans	L+2.4%	12/28/2026	N/A	34,496,854	20,075,465
Variable rate secured revolving credit facilities(5)	L+1.6%	4/19/2026	$4,450,000	1,250,020	1,614,550
Variable rate warehouse facilities(6)	L+1.9%	10/7/2025	$4,157,147	3,787,846	794,141
Total variable rate loans	L+2.3%	11/7/2026		39,534,720	22,484,156
Total loans secured by real estate	4.7%	8/28/2027		64,196,631	41,570,681
(Discount) premium on assumed debt, net				(123,523)	68,706
Deferred financing costs, net				(532,760)	(311,999)
Mortgage notes, secured term loans, and secured revolving credit facilities, net				$63,540,348	$41,327,388
(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of September 30, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $30.9 billion and interest rate caps with an aggregate notional balance of $14.4 billion that mitigate our exposure to potential future interest rates increase under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $368.4 million and $396.3 million of loans related to our investment in affordable housing properties as of September 30, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(6)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage notes, secured term loans, and secured revolving credit facilities as of September 30, 2022 ($ in thousands):

Year	Amount
2022 (remaining)	$42,206
2023	1,070,843
2024	4,371,845
2025	9,422,769
2026	17,037,215
2027	18,467,250
Thereafter	13,784,503
Total	$64,196,631

The Company repaid certain of its loans in conjunction with the sale or a refinancing of the underlying property and incurred a net realized loss on extinguishment of debt of $3.3 million and $10.7 million, respectively, for the three and nine months ended September 30, 2022. The Company incurred a net realized loss on extinguishment of debt of $3.4 million and $9.5 million, respectively, for the three and nine months ended September 30, 2021. Gains on extinguishment of debt resulted primarily from the acceleration of mortgage premiums and losses on extinguishment of debt resulted primarily from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2022, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements, and with respect to the other financial ratio-based covenants, the Company has provided limited guarantees to allow the applicable collateral real estate to continue to distribute their cash flow to the Company.
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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	September 30, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,432,998	$7,325,645	L+1.2%	9/12/2023
RMBS	380,157	510,208	L+1.2%	9/21/2023
Commercial real estate loans	141,901	218,310	L+1.9%	4/2/2024
Corporate bonds	94,988	129,557	L+1.1%	8/29/2023
	$5,050,044	$8,183,720	L+1.2%

	December 31, 2021
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,308,015	$6,604,524	L+0.9%	1/20/2023
Commercial real estate loans	224,510	345,400	L+1.8%	4/2/2022
Corporate bonds	90,578	135,355	L+0.8%	11/17/2022
RMBS	83,529	125,967	L+0.9%	12/31/2022
	$4,706,632	$7,211,246	L+1.0%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to an unsecured line of credit with multiple banks. The credit facility expires on February 21, 2025 and may be extended for one year. Interest under the credit facility is determined based on SOFR plus 2.5%. As of September 30, 2022, the maximum capacity of the unsecured line of credit was $4.6 billion. As of September 30, 2022, the Company had a $180.0 million letter of credit outstanding, which reduced the line of credit capacity of the unsecured credit facility. No such letter of credit was outstanding as of December 31, 2021. There were no outstanding borrowings on the line of credit as of September 30, 2022 and December 31, 2021.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (“Lender”). The Line of Credit expires on January 22, 2023, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, LIBOR plus 2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s investment adviser, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance under the Line of Credit. Please refer to the Line of Credit filed as an exhibit to the Company's Annual Report on Form 10-K for its detailed terms and conditions.

The Company is party to an unsecured term loan with multiple banks. The term loan expires on July 22, 2025 and may be extended for one year. Interest under the term loan is determined based on SOFR plus 2.5%. As of September 30, 2022, the outstanding balance of the unsecured term loan was $826.9 million.
10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$1,627,916	$1,235,592
Performance participation allocation	457,023	—
Accrued management fee	74,145	56,607
Accrued affiliate service provider expenses	12,428	12,880
Advanced organization and offering costs	511	2,045
Other	1,489	2,323
Total	$2,173,512	$1,309,447
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

During the three and nine months ended September 30, 2022, the Company recognized $194.4 million and $817.5 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, the Company recognized $449.8 million and $892.4 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. The Company issued 24.2 million Class I units in BREIT OP to the Special Limited Partner as payment for $360.5 million of previously accrued performance participation allocation for the nine months ended September 30, 2022. The remaining $457.0 million of the performance participation allocation expense relating to the nine months ended September 30, 2022, is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. Subsequent to September 30, 2022, the Company issued 7.5 million Class I units in BREIT OP to the Special Limited Partner based on the NAV per Class I unit as of September 30, 2022, as partial payment for $112.7 million of the performance participation allocation. At the election of the Special Limited Partner, each Class I unit is redeemable for cash or Class I shares (on a one-for-one basis).
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
As of November 14, 2022, Blackstone and its employees, including the Company’s executive officers, owned shares of common stock of the Company and Class I and Class B units of BREIT OP in an aggregate amount of $2.5 billion (based on the NAV per share/unit as of September 30, 2022).
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock, resulting in a non-cash expense. During the three and nine months ended September 30, 2022, the Company incurred management fees of $219.8 million and $621.6 million, respectively. During the three and nine months ended September 30, 2021, the Company incurred management fees of $122.9 million and $288.1 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company issued 36.8 million and 19.6 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $74.1 million and $56.6 million related to the management fees as of September 30, 2022 and December 31, 2021, respectively. During October 2022, the Adviser was issued 4.9 million unregistered Class I shares as payment for the management fees accrued as of September 30, 2022. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Adviser submitted 10.4 million Class I shares for repurchase by the Company, for a total repurchase amount of $121.4 million.
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
The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Link Industrial Properties LLC	$18,892	$16,363	$2,002	$394	$341	$458
LivCor, LLC	20,681	9,651	1,861	441	44	2,227
Revantage Corporate Services, LLC	4,547	899	—	—	—	1,271
BRE Hotels and Resorts LLC	3,532	2,794	249	119	231	—
ShopCore Properties TRS Management LLC	4,272	1,471	110	15	—	171
Beam Living	1,821	—	—	—	—	—
Equity Office Management, LLC	500	418	65	7	—	—
Longview Senior Housing Advisors, LLC	446	—	—	—	—	—
Total	$54,691	$31,596	$4,287	$976	$616	$4,127

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Link Industrial Properties LLC	$62,778	$48,322	$6,690	$999	$2,579	$1,276
LivCor, LLC	55,774	30,569	6,296	1,138	3,358	4,302
Revantage Corporate Services, LLC	15,477	2,278	—	—	—	1,271
BRE Hotels and Resorts LLC	11,913	8,237	812	246	231	—
ShopCore Properties TRS Management LLC	10,438	4,366	360	40	1,213	253
Beam Living	1,821	—	—	—	59	—
Equity Office Management, LLC	1,515	1,382	214	23	230	—
Longview Senior Housing Advisors, LLC	1,316	—	—	—	—	—
Total	$161,032	$95,154	$14,372	$2,446	$7,670	$7,102
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
The Company issues incentive compensation awards to certain employees of affiliate portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company. The vesting condition that is based on the Company achieving of certain returns over a hurdle amount is considered a market condition. The achievement of total returns over the hurdle amount, which affects the quantity of awards that vest, is considered a performance condition. If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. As of September 30, 2022, the Company has determined it is probable that the performance condition will be met and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements. During the three and nine months ended September 30, 2022, the Company amortized $4.3 million and $14.4 million, respectively, of affiliate service provider incentive compensation awards. During the three and nine months ended September 30, 2021, the Company amortized $1.0 million and $2.4 million, respectively, of affiliate service provider incentive compensation awards.

The following table details the incentive compensation awards ($ in thousands):

				September 30, 2022
Plan Year	Unrecognized Compensation Cost as of December 31, 2021	Value of Awards Issued	Amortization of Compensation Cost for the Nine Months Ended September 30, 2022	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$1,520	$—	$(1,104)	$416	0.3 years
2020	—	—	—	—	—
2021	37,201	—	(8,580)	28,621	2.3 years
2022	—	25,000	(4,688)	20,312	3.3 years
	$38,721	$25,000	$(14,372)	$49,349
Other
As of September 30, 2022 and December 31, 2021, the Adviser had advanced $1.5 million and $2.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.
Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related offset to the Company
During the nine months ended September 30, 2022, the Company paid LNLS $26.8 million for title services related to 45 investments and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three and nine months ended September 30, 2022, the Company contributed $8.7 million and $90.3 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.2 million and $1.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies, and are equivalent or less than the rate third-party insurance companies would charge for such services. During the three and nine months ended September 30, 2021, the Company contributed $5.3 million and $49.5 million, respectively, of capital to the captive insurance company. Of these amounts, $0.1 million and $0.9 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of December 31, 2021, the Company had a receivable of $3.9 million from LivCor, L.L.C. and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2022, there was no such receivable.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	September 30, 2022	December 31, 2021
Interest rate and foreign currency hedging derivatives	$3,106,268	$41,453
Real estate intangibles, net	1,857,432	1,487,436
Receivables, net	810,132	381,201
Equity securities	612,625	3,225,660
Straight-line rent receivable	409,032	275,200
Held for sale assets	352,699	196,244
Single family rental homes risk retention securities	300,718	233,525
Prepaid expenses	195,983	151,188
Deferred financing costs, net	112,463	51,535
Deferred leasing costs, net	111,897	84,990
Pre-acquisition costs	92,278	153,659
Other	231,749	168,642
Total	$8,193,276	$6,450,733
The following table details the components of other liabilities ($ in thousands):

	September 30, 2022	December 31, 2021
Stock repurchases payable	$872,155	$100,540
Right of use lease liability - operating leases	643,286	180,453
Subscriptions received in advance	577,014	1,746,910
Real estate taxes payable	506,636	211,063
Accounts payable and accrued expenses	505,444	265,754
Intangible liabilities, net	348,791	288,643
Accrued interest expense	337,381	215,757
Distribution payable	241,186	190,143
Tenant security deposits	235,027	172,308
Prepaid rental income	190,254	125,250
Securitized debt obligations, net	188,172	200,953
Held for sale liabilities	109,288	114,377
Right of use lease liability - financing leases	76,694	75,730
Interest rate and foreign currency hedging derivatives	23,250	45,597
Other	246,142	250,670
Total	$5,100,720	$4,184,148

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Intangible assets
In-place lease intangibles	$2,260,852	$1,920,331
Indefinite life intangibles	193,182	104,182
Above-market lease intangibles	72,479	60,383
Other intangibles	370,635	69,634
Total intangible assets	2,897,148	2,154,530
Accumulated amortization
In-place lease amortization	(982,696)	(628,163)
Above-market lease amortization	(29,111)	(22,993)
Other intangibles amortization	(27,909)	(15,938)
Total accumulated amortization	(1,039,716)	(667,094)
Intangible assets, net	$1,857,432	$1,487,436

Intangible liabilities
Below-market lease intangibles	$478,157	$377,132
Total intangible liabilities	478,157	377,132
Accumulated amortization
Below-market lease amortization	(129,366)	(88,489)
Total accumulated amortization	(129,366)	(88,489)
Intangible liabilities, net	$348,791	$288,643
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2022 (remaining)	$230,054	$3,010	$10,007	$(18,650)
2023	387,749	9,771	39,487	(70,573)
2024	171,369	7,887	35,858	(58,723)
2025	128,332	6,324	33,278	(48,368)
2026	98,790	5,030	32,202	(38,258)
2027	70,162	3,490	30,139	(26,731)
Thereafter	191,700	7,856	161,755	(87,488)
	$1,278,156	$43,368	$342,726	$(348,791)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 - “Derivatives and Hedging”. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate swaps, and may also include interest rate caps, options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates. The Company uses the right of offset for certain derivatives to present net on the financial statements.

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	September 30, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest Rate Swaps - Property debt	20	$7,455,985	2.6%	LIBOR, SOFR	6.3
Derivatives not designated as hedging instruments
Interest Rate Caps - Property debt	104	$14,352,391	4.0%	LIBOR, SOFR	0.8
Interest Rate Swaps - Property debt	45	$23,430,590	1.9%	LIBOR, SOFR, EURIBOR	7.5
Interest Rate Swaps - Investments in real estate debt	64	$1,418,960	1.4%	LIBOR, SOFR	4.4
	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives not designated as hedging instruments
Interest Rate Swaps - Property debt	22	$9,500,000	1.3%	LIBOR	7.0
Interest Rate Swaps - Investments in real estate debt	54	$1,076,210	1.0%	LIBOR	4.8

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	11	€151,752	10	€552,513
Buy USD / Sell GBP Forward	10	£36,495	7	£267,368
Buy EUR / Sell USD Forward	—	€—	1	€5,978
Buy GBP / Sell USD Forward	—	£—	3	£15,396

Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate derivatives	$430,308	$—	$—	$—
Total Derivatives designated as hedging instruments	430,308	—	—	—
Derivatives not designated as hedging instruments
Interest rate derivatives	2,663,869	41,123	23,250	38,062
Foreign currency forward contracts	12,091	330	—	7,535
Total Derivatives not designated as hedging instruments	2,675,960	41,453	23,250	45,597
Total Interest rate and foreign currency hedging derivatives	$3,106,268	$41,453	$23,250	$45,597
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended September 30,
			2022	2021
Included in Net Income (Loss)
Interest Rate Swap – Property debt	Unrealized gain	(1)	$1,095,372	$7,995
Interest Rate Caps – Property debt	Unrealized gain	(1)	99,786	—
Interest Rate Swap – Investments in real estate debt	Realized gain (loss)	(2)	7,479	(77)
Interest Rate Swap – Investments in real estate debt	Unrealized gain	(2)	48,018	7,017
Foreign Currency Forward Contract	Realized gain	(2)	20,686	335
Foreign Currency Forward Contract	Unrealized gain	(2)	3,086	18,514
			1,274,427	33,784
Included in Other Comprehensive Income
Interest Rate Swap – Property debt	Unrealized gain		428,857	—
Total			$1,703,284	$33,784

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
			2022	2021
Included in Net Income (Loss)
Interest Rate Swap – Property debt	Unrealized gain (loss)	(1)	$2,345,437	$(2,151)
Interest Rate Caps – Property debt	Unrealized gain	(1)	163,890	—
Interest Rate Swap – Investments in real estate debt	Realized gain (loss)	(2)	17,805	(15,041)
Interest Rate Swap – Investments in real estate debt	Unrealized gain	(2)	129,227	49,947
Foreign Currency Forward Contract	Realized gain (loss)	(2)	83,669	(8,244)
Foreign Currency Forward Contract	Unrealized gain	(2)	19,359	38,479
			2,759,387	62,990
Included in Other Comprehensive Income
Interest Rate Swap – Property debt	Unrealized gain		428,857	—
Total			$3,188,244	$62,990
(1)Included in Income from Equity Securities and Interest Rate Derivatives in the Company's Condensed Consolidated Statements of Operations.
(2)Included in Income (Loss) from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.

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
As of September 30, 2022, the Company posted collateral of $19.4 million with two of its counterparties as required under the derivative contracts. As of December 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $5.1 million under the derivative contract.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2022, the Company had the authority to issue 10,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Total	10,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2022
	Class S	Class I	Class T	Class D	Total
June 30, 2022	1,543,834	2,433,206	72,177	389,370	4,438,587
Common stock issued	60,279	173,149	1,888	28,609	263,925
Distribution reinvestment	8,268	13,262	435	2,311	24,276
Common stock repurchased	(23,835)	(173,640)	(1,276)	(4,755)	(203,506)
Independent directors' restricted stock grant(1)	—	48	—	—	48
September 30, 2022	1,588,546	2,446,025	73,224	415,535	4,523,330

	Nine Months Ended September 30, 2022
	Class S	Class I	Class T	Class D	Total
December 31, 2021	1,254,348	2,086,631	57,287	291,087	3,689,353
Common stock issued	357,708	745,681	17,240	127,653	1,248,282
Distribution reinvestment	23,663	37,745	1,204	6,254	68,866
Common stock repurchased	(47,173)	(424,080)	(2,507)	(9,459)	(483,219)
Independent directors' restricted stock grant(1)	—	48	—	—	48
September 30, 2022	1,588,546	2,446,025	73,224	415,535	4,523,330
(1) The independent directors’ restricted stock grant for the three months and nine months ended September 30, 2022 represents $0.1 million of the annual compensation paid to each of the independent directors. The cost of each grant is amortized over the one-year service period for each grant.
Share and Unit Repurchases
For the three months ended September 30, 2022, the Company repurchased 203.5 million shares of common stock and 0.2 million BREIT OP units for a total of $3.1 billion and $2.5 million, respectively. For the nine months ended September 30, 2022, the Company repurchased 483.2 million shares of common stock and 3.2 million BREIT OP units for a total of $7.2 billion and $46.8 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2022.
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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1677	$0.1677	$0.1677	$0.1677
Stockholder servicing fee per share of common stock	(0.0324)	—	(0.0320)	(0.0094)
Net distributions declared per share of common stock	$0.1353	$0.1677	$0.1357	$0.1583

	Nine Months Ended September 30, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.5010	$0.5010	$0.5010	$0.5010
Stockholder servicing fee per share of common stock	(0.0951)	—	(0.0937)	(0.0274)
Net distributions declared per share of common stock	$0.4059	$0.5010	$0.4073	$0.4736
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at the beginning of the year	$589,900	$274
Settlement of current year performance participation allocation	360,504	—
Settlement of prior year performance participation allocation	—	192,648
Repurchases	(26,639)	(111,949)
Conversion to Class I and Class B units	(436,992)	(68,453)
Conversion to Class I shares	(128,205)	(12,246)
GAAP income allocation	531	(4)
Distributions	(6,732)	(12)
Fair value allocation	11,810	62
Ending balance	$364,177	$320
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2022 and December 31, 2021, $222.6 million and $160.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million and $45.8 million, during the three and nine months ended September 30, 2022, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease payments	$1,716,020	$737,811	$4,286,984	$1,944,920
Variable lease payments	109,964	70,287	291,813	196,903
Rental revenue	$1,825,984	$808,098	$4,578,797	$2,141,823
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of September 30, 2022 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$409,643
2023	1,632,880
2024	1,517,634
2025	1,388,319
2026	1,266,497
2027	1,080,999
Thereafter	16,219,813
Total	$23,515,785
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2022, the Company had 95 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.

The following table details the future lease payments due under the Company’s ground leases as of September 30, 2022 ($ in thousands):

	Operating Leases	Financing Leases
2022 (remaining)	$7,362	$1,024
2023	36,676	4,150
2024	37,381	4,266
2025	37,997	4,385
2026	38,162	4,507
2027	38,602	4,633
Thereafter	2,634,867	564,141
Total undiscounted future lease payments	2,831,047	587,106
Difference between undiscounted cash flows and discounted cash flows	(2,187,761)	(510,412)
Total lease liability	$643,286	$76,694
The Company utilized its incremental borrowing rate, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2022, the weighted average remaining lease term of the Company’s operating leases and financing leases was 61 years and 79 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. One of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed ground rent expense	$5,009	$1,031	$9,542	$3,078
Variable ground rent expense	2,418	5	2,428	31
Total cash portion of ground rent expense	7,427	1,036	11,970	3,109
Straight-line ground rent expense	2,170	1,636	8,240	4,926
Total operating lease costs	$9,597	$2,672	$20,210	$8,035
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on lease liabilities	$1,021	$889	$3,014	$2,407
Amortization of right-of-use assets	313	322	967	821
Total financing lease costs	$1,334	$1,211	$3,981	$3,228

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

The following table details the total assets by segment ($ in thousands):

	September 30, 2022	December 31, 2021
Rental Housing	$69,463,501	$44,167,486
Industrial	21,754,674	20,898,801
Net Lease	9,030,633	5,219,519
Hospitality	3,789,933	3,084,271
Office	3,278,535	1,232,392
Data Centers	3,219,793	1,905,660
Retail	2,748,383	1,689,575
Self Storage	2,341,529	1,886,376
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	28,376,890	24,221,005
Other (Corporate)	898,781	2,033,779
Total assets	$144,902,652	$106,338,864
The following table details the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,157,326	$343,401	$150,384	$—	$43,028	$12,836	$60,478	$58,531	$—	$1,825,984
Hospitality revenue	—	—	—	193,141	—	—	—	—	—	193,141
Other revenue	89,100	8,435	—	3,101	4,386	—	1,113	3,650	—	109,785
Total revenues	1,246,426	351,836	150,384	196,242	47,414	12,836	61,591	62,181	—	2,128,910
Expenses:
Rental property operating	679,947	104,140	513	—	13,427	1,839	22,174	28,559	—	850,599
Hospitality operating	—	—	—	137,345	—	—	—	—	—	137,345
Total expenses	679,947	104,140	513	137,345	13,427	1,839	22,174	28,559	—	987,944
(Loss) income from unconsolidated entities	(9,039)	(22,340)	24,976	3,846	(22,025)	(47,797)	(630)	—	—	(73,009)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	86,493	86,493
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(8,798)	(8,798)
(Loss) income from investments in equity securities(1)	(37,704)	6,173	—	—	(6,147)	—	—	—	—	(37,678)
Segment net operating income (loss)	$519,736	$231,529	$174,847	$62,743	$5,815	$(36,800)	$38,787	$33,622	$77,695	$1,107,974

Depreciation and amortization	$(728,237)	$(195,442)	$(51,878)	$(31,833)	$(22,945)	$(6,970)	$(55,939)	$(34,457)	$—	$(1,127,701)

General and administrative										$(13,223)
Management fee										(219,778)
Performance participation allocation										(194,361)
Income from interest rate derivatives(1)										1,196,395
Net gain on dispositions of real estate										317,981
Interest expense										(703,203)
Loss on extinguishment of debt										(3,266)
Other expense										(15,939)
Net income										$344,879
Net loss attributable to non-controlling interests in third party joint ventures										$43,549
Net income attributable to non-controlling interests in BREIT OP										(16,261)
Net income attributable to BREIT stockholders										$372,167
(1) Included within income from equity securities and interest rate derivatives on the Condensed Consolidated Statements of Operations is $42.1 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the three months ended September 30, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$416,749	$235,917	$82,795	$—	$12,453	$8,128	$15,527	$36,529	$—	$808,098
Hospitality revenue	—	—	—	127,507	—	—	—	—	—	127,507
Other revenue	36,195	1,825	—	2,632	117	—	332	2,603	—	43,704
Total revenues	452,944	237,742	82,795	130,139	12,570	8,128	15,859	39,132	—	979,309
Expenses:
Rental property operating	219,456	69,157	440	—	2,706	1,061	4,767	16,430	—	314,017
Hospitality operating	—	—	—	92,280	—	—	—	—	—	92,280
Total expenses	219,456	69,157	440	92,280	2,706	1,061	4,767	16,430	—	406,297
(Loss) Income from unconsolidated entities	(8,615)	79,166	24,914	—	—	(17,020)	—	—	—	78,445
Income from investments in real estate debt	—	—	—	—	—	—	—	—	59,567	59,567
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	23,485	23,485
Income (loss) from investments in equity securities(1)	148,553	15,573	10,761	—	(23,046)	—	—	—	—	151,841
Segment net operating income	$373,426	$263,324	$118,030	$37,859	$(13,182)	$(9,953)	$11,092	$22,702	$83,052	$886,350

Depreciation and amortization	$(249,438)	$(133,243)	$(28,637)	$(22,928)	$(6,260)	$(3,878)	$(6,973)	$(30,688)	$—	$(482,045)

General and administrative										$(7,106)
Management fee										(122,866)
Performance participation allocation										(449,822)
Income from interest rate derivatives(1)										26,371
Net loss on dispositions of real estate										(9,586)
Interest expense										(204,444)
Loss on extinguishment of debt										(3,372)
Other expense										(634)
Net loss										$(367,154)
Net loss attributable to non-controlling interests in third party joint ventures										$5,472
Net loss attributable to non-controlling interests in BREIT OP										4,393
Net loss attributable to BREIT stockholders										$(357,289)
(1) Included within income from equity securities and interest rate derivatives on the Condensed Consolidated Statements of Operations is $154.8 million unrealized gain related to such equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$2,800,611	$1,022,959	$349,405	$—	$88,103	$32,263	$127,438	$158,018	$—	$4,578,797
Hospitality revenue	—	—	—	538,038	—	—	—	—	—	538,038
Other revenue	203,330	20,805	—	10,136	6,591	—	2,220	11,059	—	254,141
Total revenues	3,003,941	1,043,764	349,405	548,174	94,694	32,263	129,658	169,077	—	5,370,976
Expenses:
Rental property operating	1,587,211	325,378	1,119	—	26,259	5,001	45,967	76,250	—	2,067,185
Hospitality operating	—	—	—	376,620	—	—	—	—	—	376,620
Total expenses	1,587,211	325,378	1,119	376,620	26,259	5,001	45,967	76,250	—	2,443,805
(Loss) income from unconsolidated entities	(66,238)	177,212	75,349	3,846	(5,238)	(132,940)	(489)	—	—	51,502
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(73,257)	(73,257)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(68,407)	(68,407)
(Loss) income from investments in equity securities(1)	(320,387)	(47,969)	27,334	—	(113,756)	—	—	—	—	(454,778)
Segment net operating income (loss)	$1,030,105	$847,629	$450,969	$175,400	$(50,559)	$(105,678)	$83,202	$92,827	$(141,664)	$2,382,231

Depreciation and amortization	$(1,903,579)	$(608,513)	$(120,768)	$(86,667)	$(46,017)	$(14,085)	$(122,013)	$(99,459)	$—	$(3,001,101)

General and administrative										$(38,082)
Management fee										(621,556)
Performance participation allocation										(817,527)
Income from interest rate derivatives(1)										2,504,475
Net gain on dispositions of real estate										740,395
Interest expense										(1,483,991)
Loss on extinguishment of debt										(10,665)
Other expense										(23,787)
Net loss										$(369,608)
Net loss attributable to non-controlling interests in third party joint ventures										$119,151
Net income attributable to non-controlling interests in BREIT OP										1,946
Net loss attributable to BREIT stockholders										$(248,511)
(1) Included within income from equity securities and interest rate derivatives on the Condensed Consolidated Statements of Operations is $494.6 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,007,297	$687,164	$248,384	$—	$32,628	$20,549	$44,624	$101,177	$—	$2,141,823
Hospitality revenue	—	—	—	288,310	—	—	—	—	—	288,310
Other revenue	68,735	7,819	—	7,626	328	—	1,546	6,760	—	92,814
Total revenues	1,076,032	694,983	248,384	295,936	32,956	20,549	46,170	107,937	—	2,522,947
Expenses:
Rental property operating	510,039	213,306	910	—	8,784	2,975	14,302	49,391	—	799,707
Hospitality operating	—	—	—	223,053	—	—	—	—	—	223,053
Total expenses	510,039	213,306	910	223,053	8,784	2,975	14,302	49,391	—	1,022,760
(Loss) Income from unconsolidated entities	(8,615)	133,394	75,396	—	—	(17,020)	—	—	—	183,155
Income from investments in real estate debt	—	—	—	—	—	—	—	—	344,440	344,440
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	94,546	94,546
Income (loss) from investments in equity securities(1)	300,048	70,984	41,724	—	(16,164)	—	—	—	—	396,592
Segment net operating income	$857,426	$686,055	$364,594	$72,883	$8,008	$554	$31,868	$58,546	$438,986	$2,518,920

Depreciation and amortization	$(585,424)	$(396,737)	$(85,773)	$(68,504)	$(15,027)	$(8,928)	$(21,158)	$(100,502)	$—	$(1,282,053)

General and administrative										(21,855)
Management fee										(288,144)
Performance participation allocation										(892,410)
Income from interest rate derivatives(1)										15,979
Net gain on dispositions of real estate										13,216
Interest expense										(567,252)
Loss on extinguishment of debt										(9,545)
Other expense										(1,708)
Net loss										$(514,852)
Net loss attributable to non-controlling interests in third party joint ventures										$5,149
Net loss attributable to non-controlling interests in BREIT OP										6,129
Net loss attributable to BREIT stockholders										$(503,574)
(1) Included within income from equity securities and interest rate derivatives on the Condensed Consolidated Statements of Operations is $379.6 million unrealized gain related to such equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.

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
As of November 14, 2022, we had received net proceeds of $65.9 billion from the sale of 5.2 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, and Class D units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world.

In the third quarter of 2022, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth. Continued global supply chain disruption, including due to recurrent COVID-19 restrictions and the ongoing war between Russia and Ukraine, are also contributing to mounting inflationary pressure.

Headline economic measures were generally healthy in the third quarter. Inflation continues to rise and will likely cause the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our stockholders. Additionally, rising rates, increasing costs and supply chain issues may dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. While there is a debate among economists as to whether such factors, coupled with economic contraction in the U.S. in the first, second and third quarters of 2022, indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

Q3 2022 Highlights
Operating Results:
•Declared monthly net distributions totaling $694.9 million for the three months ended September 30, 2022. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.6%	4.5%	3.7%	4.3%
Year-to-Date Total Return, without upfront selling commissions(2)	8.5%	9.3%	8.4%	8.9%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.9%	N/A	4.8%	7.3%
Inception-to-Date Total Return, without upfront selling commissions(2)	12.3%	13.3%	12.8%	13.3%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	11.6%	N/A	12.1%	13.0%
Investment Activity:
•Acquired 153 rental housing properties, six hospitality properties and one office property across four transactions, as well as 1,695 wholly-owned single family homes, for a total purchase price of $15.3 billion during the three months ended September 30, 2022. The acquisitions are consistent with our strategy of acquiring diversified, income-producing real estate assets concentrated in high growth markets and included the following:
◦On August 9, 2022, the Company, through a joint venture with certain affiliates, acquired all outstanding shares of common stock of American Campus Communities (“ACC”), a publicly traded REIT and the largest owner, manager and developer of high-quality student housing communities in the United States, for $12.8 billion. The Company currently owns 69% of the joint venture.
•Sold 24 rental housing and 23 industrial properties, as well as 119 single family rental homes, for total net proceeds of $0.9 billion and a realized gain of $0.3 billion during the three months ended September 30, 2022.
Capital and Financing Activity:
•Raised $4.2 billion from the sale of shares of our common stock and through private offerings during the three months ended September 30, 2022. Repurchased $3.1 billion of shares of our common stock from third-party investors during the three months ended September 30, 2022.
•Increased property-level financings by $10.6 billion during the three months ended September 30, 2022.
•Increased the capacity of the unsecured line of credit by $0.9 billion during the three months ended September 30, 2022
•Closed on an $826.9 million unsecured term loan which expires on July 22, 2025 and may be extended for one year.
Current Portfolio:
•Our portfolio as of September 30, 2022 consisted of investments in real estate (92% based on fair value) and investments in real estate debt (8%).
•Our 5,206 properties(3) as of September 30, 2022 consisted primarily of Rental Housing (55% based on fair value), Industrial (23%), and Net Lease (7%), and our portfolio of real estate was primarily concentrated in the following regions: South (39%), West (33%) and East (17%).
•Our investments in real estate debt as of September 30, 2022 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

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
(3)Excludes 28,165 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of September 30, 2022:
 Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2022:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2022:

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
As of September 30, 2022, we owned a diversified portfolio of 5,206 properties and 28,165 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of September 30, 2022:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Rental Housing(6)	1,259	291,346 units	94%	$14,445	$73,949,560	$3,017,983	53%
Industrial	3,284	461,184 sq. ft.	97%	$5.44	27,765,959	1,230,991	21%
Net Lease	4	31,650 sq. ft.	100%	N/A	9,979,532	456,235	8%
Data Centers	77	12,047 sq. ft.	100%	$14.56	4,410,020	75,053	1%
Hospitality	268	37,314 keys	70%	$177.80/$123.45	3,727,356	556,954	10%
Self Storage	215	16,922 sq. ft.	92%	$15.50	3,358,159	169,077	3%
Office	15	5,978 sq. ft.	97%	$36.71	3,132,767	89,456	2%
Retail	84	11,432 sq. ft.	94%	$18.17	2,956,688	135,590	2%
Total	5,206				$129,280,041	$5,731,339	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data center, retail and office investments, occupancy includes all leased square footage as of September 30, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended September 30, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2022. Hospitality investments owned less than 12 months are excluded. Unconsolidated investments are excluded from occupancy calculations.
(3)For industrial, data centers, net lease, manufactured housing, self storage, retail, and office properties, average effective annual base rent represents the annualized September 30, 2022 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended September 30, 2022 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2022. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of September 30, 2022.
(5)Segment revenue is presented for the nine months ended September 30, 2022. Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2022:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
TA Multifamily Portfolio	4	Various	April 2017	100%	1,744 units	92%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	89%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	92%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	90%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	93%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	92%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	92%
Aston Multifamily Portfolio	14	Various	Various	100%	3,145 units	92%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	86%
Walden Pond & Montair Multifamily Portfolio	2	Everett, WA & Thornton, CO	Dec. 2017	95%	636 units	95%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	91%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	93%
Wave Multifamily Portfolio	5	Various	May 2018	100%	1,902 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	87%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	93%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	89%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	94%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	92%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	90%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	91%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	93%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	92%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	96%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	88%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	91%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	91%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	92%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	91%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	93%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	93%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	95%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	89%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	90%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	89%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	90%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	92%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	18	Various	Feb. & May 2020	98%	7,055 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	90%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	95%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	94%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	92%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	93%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	94%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	90%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	95%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	87%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	92%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	97%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	93%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	89%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	93%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	92%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	90%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	95%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	88%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	91%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	95%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	92%
Rapids Multifamily Portfolio	42	Various	May 2022	100%	12,667 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	899 units	94%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,594 units	96%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	97%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	93%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	94%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	96%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	92%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	81%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	25	Various	Dec. 2020	99.6%	6,333 units	87%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	92%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	96%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	97%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	100%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	96%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	99%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	94%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	100%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	99%
American Campus Communities	150	Various	Aug. 2022	69%	36,545 units	96%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,165 units	97%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	95%	3,233 units	86%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	599	Various	Dec. 2021	Various(6)	74,714 units	97%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	99%
Total Rental Housing	1,259				291,346 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	97%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	99%
Southeast Industrial Portfolio	5	Various	Nov. 2017	100%	1,927 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	138	Various	March 2018	100%	20,154 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	88	Various	Nov. 2018	99%	11,582 sq. ft.	99%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	100%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	93%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	302	Various	Sept. 2019	100%	61,297 sq. ft.	97%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	94%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	19	Various	Jan. & Aug. 2021	85%	2,927 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	94%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,720 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	132	Various	Oct. 2021	Various	39,193 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	98%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A
Carrix Ports Portfolio(9)	N/A	Various	Nov. 2021	8%	N/A	N/A
Evergreen Industrial Portfolio(7)	12	Various	Dec. 2021	10%	6,068 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	100%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	97%
Bluefin Industrial Portfolio(7)	70	Various	Dec. 2021	23%	10,922 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	93%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,668	Various	Various	16%	153,893 sq. ft.	N/A
Total Industrial	3,284				461,184 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
MGM Grand Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	4				31,650 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	63	Various	Aug. 2021	33.1%	9,354 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(10)	N/A	Various	May 2022	12%	N/A	N/A
Total Data Centers	77				12,047 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	72%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	55%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	73%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	68%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	74%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	81%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	75%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	61%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	74%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	78%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	72%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	77%
Raven Select Service Portfolio	21	Various	June 2019	100%	2,555 keys	70%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	54%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	58%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	70%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	88%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	52%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,935 keys	N/A
Halo Select Service Portfolio	6	Various	Aug. 2022	100%	1,258 keys	77%
Total Hospitality	268				37,314 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,476 sq. ft.	92%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	90%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	91%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	91%
Simply Self Storage	102	Various	Dec. 2020	100%	8,561 sq. ft.	92%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	96%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	91%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	95%
Flamingo Self Storage Portfolio	6	Various	Various	98%	396 sq. ft.	92%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	93%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,202 sq. ft.	93%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	95%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	94%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	88 sq. ft.	91%
The Park Self Storage	1	Arlington, WA	March 2022	100%	45 sq. ft.	92%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	2,283 sq. ft.	92%
Columbus Self Storage Portfolio	4	Various	April 2022	100%	346 sq. ft.	92%
Boxer Self Storage	1	Fort Mill, NC	April 2022	100%	64 sq. ft.	90%
Native Self Storage	1	Stockton, CA	April 2022	100%	87 sq. ft.	82%
Total Self Storage	215				16,922 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	94%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	99%	318 sq. ft.	100%
Pike Office Portfolio(4)	3	Various	June 2022	100%	1,072 sq. ft.	95%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	15				5,978 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	82%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	96%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	90%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	99%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	95%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	97%
Pike Retail Portfolio(4)(11)	52	Various	June 2022	Various	5,736 sq. ft.	93%
Total Retail	84				11,432 sq. ft.

Total Investments in Real Estate	5,206
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
(3)For our industrial, net lease, data center, retail and office investments, occupancy includes all leased square footage as of September 30, 2022. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2022. For our single family rental investments, the occupancy rate includes occupied homes for the three months ended September 30, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2022. The occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2022. Hospitality investments owned less than 12 months are excluded. Occupancy is excluded for unconsolidated investments.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 17,426 consolidated single family rental homes, a 44.2% interest in 8,975 unconsolidated single family rental homes, and a 12.2% interest in 1,764 unconsolidated single family rental homes.
(6)Includes various ownership interests in 510 consolidated affordable housing units and 89 unconsolidated affordable housing units.
(7)Investment is unconsolidated.
(8)Includes various ownership interests in 105 consolidated industrial properties and 27 unconsolidated industrial properties.
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

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of September 30, 2022 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	175	$32,359	2%	5,450	3%
2023	530	121,940	7%	20,877	10%
2024	662	176,358	10%	31,389	15%
2025	540	128,710	8%	21,154	10%
2026	515	167,809	10%	30,894	15%
2027	543	189,408	11%	30,779	15%
2028	229	108,443	6%	18,283	9%
2029	128	82,577	5%	10,207	5%
2030	101	86,105	5%	9,671	5%
2031	65	26,952	2%	3,378	2%
2032	48	39,256	2%	3,412	2%
Thereafter	78	528,704	32%	18,227	9%
Total	3,614	$1,688,621	100%	203,721	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2022 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of September 30, 2022:

Credit Rating[1]

A
1%
CCC
<1%
BBB
10%
Not Rated (2)
35%
Private
CRE Loans
15%
BB
19%
B
20%

Collateral Type[1]

Net Lease
10%
Other
4%
Diversified
1%
Office
6%
Industrial
29%
Hospitality
19%
Rental Housing
31%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)Not rated positions have a weighted-average LTV at origination of 65.3% and are primarily composed of 47.9% industrial and 44.2% rental housing assets, and includes interest-only securities with a fair value of $44.8 million.
The following table details our investments in real estate debt as of September 30, 2022 ($ in thousands):

	September 30, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.8%	1/1/2031	$8,869,329	$8,540,302	$7,928,701
RMBS	4.2%	8/20/2053	405,746	394,216	321,377
Corporate bonds	4.9%	8/12/2030	155,877	160,768	130,547
Total real estate securities	6.2%	11/11/2031	9,430,952	9,095,286	8,380,625
Commercial real estate loans	L+5.4%	6/11/2026	1,324,784	1,344,725	1,306,438
Other investments(5)	3.7%	7/25/2029	215,749	188,255	184,474
Total investments in real estate debt	6.3%	2/7/2031	$10,971,485	$10,628,266	$9,871,537
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and Commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of September 30, 2022 for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of September 30, 2022, we have interest rate swaps outstanding with a notional value of $1.4 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.5 billion as of September 30, 2022. In addition, CMBS includes zero-coupon securities of $215.1 million as of September 30, 2022.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022 and 2021 ($ in thousands, except per share data):

	Three Months Ended September 30,		Change
	2022	2021	$
Revenues
Rental revenue	$1,825,984	$808,098	$1,017,886
Hospitality revenue	193,141	127,507	65,634
Other revenue	109,785	43,704	66,081
Total revenues	2,128,910	979,309	1,149,601
Expenses
Rental property operating	850,599	314,017	536,582
Hospitality operating	137,345	92,280	45,065
General and administrative	13,223	7,106	6,117
Management fee	219,778	122,866	96,912
Performance participation allocation	194,361	449,822	(255,461)
Depreciation and amortization	1,127,701	482,045	645,656
Total expenses	2,543,007	1,468,136	1,074,871
Other income (expense)
(Loss) income from unconsolidated entities	(73,009)	78,445	(151,454)
Income from investments in real estate debt	86,493	59,567	26,926
Change in net assets of consolidated securitization vehicles	(8,798)	23,485	(32,283)
Income from equity securities and interest rate derivatives	1,158,717	178,212	980,505
Net gain (loss) on dispositions of real estate	317,981	(9,586)	327,567
Interest expense	(703,203)	(204,444)	(498,759)
Loss on extinguishment of debt	(3,266)	(3,372)	106
Other expense	(15,939)	(634)	(15,305)
Total other income (expense)	758,976	121,673	637,303
Net income (loss)	$344,879	$(367,154)	$712,033
Net loss attributable to non-controlling interests in third party joint ventures	$43,549	$5,472	$38,077
Net (income) loss attributable to non-controlling interests in BREIT OP	(16,261)	4,393	(20,654)
Net income (loss) attributable to BREIT stockholders	$372,167	$(357,289)	$729,456
Net income (loss) per share of common stock — basic and diluted	$0.08	$(0.12)	$0.20
Rental Revenue
During the three months ended September 30, 2022, rental revenue increased $1.0 billion as compared to the three months ended September 30, 2021. The increase can primarily be attributed to a $55.3 million increase in same property revenues and a $962.7 million increase in non-same property revenues due to the real estate acquisitions we made from July 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended September 30, 2022, hospitality revenue increased $65.6 million as compared to the three months ended September 30, 2021. The increase can primarily be attributed to a $29.7 million increase in same property revenues and a $35.9 million increase in non-same property revenues due to the real estate acquisitions we made from July 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the three months ended September 30, 2022, other revenue increased $66.1 million as compared to the three months ended September 30, 2021. The increase can primarily be attributed to a $2.9 million increase in same property revenues and a $63.2 million increase in non-same property revenues due to the real estate acquisitions we made from July 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the three months ended September 30, 2022, rental property operating expenses increased $536.6 million as compared to the three months ended September 30, 2021. The increase can primarily be attributed to a $21.8 million increase in same property operating expenses and a $514.8 million increase in non-same property operating expenses due to the real estate acquisitions we made from July 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2022, hospitality operating expenses increased $45.1 million as compared to the three months ended September 30, 2021. The increase can primarily be attributed to a $21.5 million increase in same property operating expenses and a $23.6 million increase in non-same property expenses due to the real estate acquisitions we made from July 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the three months ended September 30, 2022, the management fee increased $96.9 million compared to the three months ended September 30, 2021. The increase was primarily due to the $28.5 billion increase in our NAV from September 30, 2021 to September 30, 2022.
Performance Participation Allocation
During the three months ended September 30, 2022, the performance participation allocation accrual decreased $255.5 million compared to the three months ended September 30, 2021. The decrease was primarily the result of a lower total return for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Depreciation and Amortization
During the three months ended September 30, 2022, depreciation and amortization increased $645.7 million compared to the three months ended September 30, 2021. The increase was primarily driven by the impact of acquisitions we made from July 1, 2021 through September 30, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
(Loss) Income from Unconsolidated Entities
During the three months ended September 30, 2022, loss from unconsolidated entities increased $151.5 million compared to the three months ended September 30, 2021. The increase was primarily attributable to a decrease in the fair value of unconsolidated entities of $227.0 million. This was partially offset by an increase of $75.5 million in income from unconsolidated entities.
Income from Investments in Real Estate Debt
During the three months ended September 30, 2022, income from our investments in real estate debt increased $26.9 million compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $97.0 million in interest income and increase of $53.5 million in unrealized gains on derivatives. This was partially offset by an increase of $103.1 million in unrealized losses and an increase of $37.1 million in realized losses on investments in real estate debt.
Change in Net Assets of Consolidated Securitization Vehicles

During the three months ended September 30, 2022, the change in net assets of consolidated securitization vehicles decreased $32.3 million compared to the three months ended September 30, 2021. The decrease was primarily attributable to an increase of $40.8 million in unrealized losses on our net investments in these securitization vehicles and an increase of $4.8 million in realized losses on such investments. This was partially offset by an increase of $13.3 million in interest income from additional investments.

Income from Equity Securities and Interest Rate Derivatives
During the three months ended September 30, 2022, income from equity securities and interest rate derivatives increased $1.0 billion compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $1.2 billion of unrealized gains on our interest rate derivatives, partially offset by an increase of $0.2 billion of net realized/unrealized losses from equity securities.
Net Gain on Dispositions of Real Estate
During the three months ended September 30, 2022, net gain on dispositions of real estate increased $327.6 million compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, we recorded $318.0 million of net gains from the disposition of 23 industrial properties and 143 rental housing properties, which included 119 single family rental homes, compared to $9.6 million of net loss from the disposition of 115 rental housing properties, which included 111 single family rental homes, during the three months ended September 30, 2021.
Interest Expense
During the three months ended September 30, 2022, interest expense increased $498.8 million compared to the three months ended September 30, 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments.
Other Expense
During the three months ended September 30, 2022, other expense increased $15.3 million compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $8.9 million of incentive fees and $6.4 million of other miscellaneous expenses.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2022 and 2021 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2022	2021	$
Revenues
Rental revenue	$4,578,797	$2,141,823	$2,436,974
Hospitality revenue	538,038	288,310	249,728
Other revenue	254,141	92,814	161,327
Total revenues	5,370,976	2,522,947	2,848,029
Expenses
Rental property operating	2,067,185	799,707	1,267,478
Hospitality operating	376,620	223,053	153,567
General and administrative	38,082	21,855	16,227
Management fee	621,556	288,144	333,412
Performance participation allocation	817,527	892,410	(74,883)
Depreciation and amortization	3,001,101	1,282,053	1,719,048
Total expenses	6,922,071	3,507,222	3,414,849
Other income (expense)
Income from unconsolidated entities	51,502	183,155	(131,653)
(Loss) income from investments in real estate debt	(73,257)	344,440	(417,697)
Change in net assets of consolidated securitization vehicles	(68,407)	94,546	(162,953)
Income from equity securities and interest rate derivatives	2,049,697	412,571	1,637,126
Net gain on dispositions of real estate	740,395	13,216	727,179
Interest expense	(1,483,991)	(567,252)	(916,739)
Loss on extinguishment of debt	(10,665)	(9,545)	(1,120)
Other expense	(23,787)	(1,708)	(22,079)
Total other income	1,181,487	469,423	712,064
Net loss	$(369,608)	$(514,852)	$145,244
Net loss attributable to non-controlling interests in third party joint ventures	$119,151	$5,149	$114,002
Net loss attributable to non-controlling interests in BREIT OP	1,946	6,129	(4,183)
Net loss attributable to BREIT stockholders	$(248,511)	$(503,574)	$255,063
Net loss per share of common stock — basic and diluted	$(0.06)	$(0.21)	$0.15
Rental Revenue
During the nine months ended September 30, 2022, rental revenue increased $2.4 billion as compared to the nine months ended September 30, 2021. The increase can primarily be attributed to a $0.1 billion increase in same property revenues and a $2.3 billion increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the nine months ended September 30, 2022, hospitality revenue increased $249.7 million as compared to the nine months ended September 30, 2021. The increase can primarily be attributed to a $150.3 million increase in same property revenues and a $99.4 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the nine months ended September 30, 2022, other revenue increased $161.3 million as compared to the nine months ended September 30, 2021. The increase can primarily be attributed to a $11.4 million increase in same property revenues and a $149.9 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the nine months ended September 30, 2022, rental property operating expenses increased $1.3 billion as compared to the nine months ended September 30, 2021. The increase can primarily be attributed to a $35.4 million increase in same property operating expenses and a $1.2 billion increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the nine months ended September 30, 2022, hospitality operating expenses increased $153.6 million as compared to the nine months ended September 30, 2021. The increase can primarily be attributed to a $83.2 million increase in same property operating expenses and a $70.4 million increase in non-same property expenses due to the real estate acquisitions we made from January 1, 2021 to September 30, 2022. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the nine months ended September 30, 2022, the management fee increased $333.4 million compared to the nine months ended September 30, 2021. The increase was primarily due to the $28.5 billion increase in our NAV from September 30, 2021 to September 30, 2022.
Performance Participation Allocation
During the nine months ended September 30, 2022, the performance participation allocation expense decreased $74.9 million compared to the nine months ended September 30, 2021. The decrease was primarily the result of a lower total return for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Depreciation and Amortization
During the nine months ended September 30, 2022, depreciation and amortization increased $1.7 billion compared to the nine months ended September 30, 2021. The increase was primarily driven by the impact of acquisitions we made from January 1, 2021 through September 30, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the nine months ended September 30, 2022, income from unconsolidated entities decreased $131.7 million compared to the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in the fair value of $116.1 million and an increase of $15.5 million in the losses from investments primarily attributable to depreciation and amortization.
(Loss) Income from Investments in Real Estate Debt
During the nine months ended September 30, 2022, (loss) income from our investments in real estate debt decreased $417.7 million compared to the nine months ended September 30, 2021. The decrease was primarily due to an increase of $702.8 million in unrealized losses and an increase of $133.0 million in realized losses on investments in real estate debt. This was partially offset by an increase of $196.5 million in interest income and an increase of $185.0 million in unrealized gains on derivatives.
Change in net assets of consolidated securitization vehicles
During the nine months ended September 30, 2022, the change in net assets of consolidated securitization vehicles decreased $163.0 million compared to the nine months ended September 30, 2021. The decrease was primarily attributable to an increase of $196.0 million in unrealized losses on investments in these securitization vehicles and an increase of $11.7 million in realized losses on such investments. This was partially offset by an increase of $44.7 million in interest income from additional investments.

Income from Equity Securities and Interest Rate Derivatives
During the nine months ended September 30, 2022, income from equity securities and interest rate derivatives increased $1.6 billion compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $2.5 billion of unrealized gains on our interest rate derivatives, partially offset by an increase of $0.9 billion of net realized/unrealized losses from equity securities.
Net Gain on Dispositions of Real Estate
During the nine months ended September 30, 2022, net gain on dispositions of real estate increased $727.2 million compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded $740.4 million of net gains from the sale of 450 rental housing properties, which included 404 single family rental homes, and 58 industrial properties, compared to a $13.2 million of net gain from the disposition of 120 rental housing properties, which included 111 single family rental homes, during the nine months ended September 30, 2021.
Interest Expense
During the nine months ended September 30, 2022, interest expense increased $916.7 million compared to the nine months ended September 30, 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments.
Other Expense
During the nine months ended September 30, 2022, other expense increased $22.1 million compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $8.9 million of incentive fees, $3.3 million of abandoned deal costs and $9.9 million of other miscellaneous expenses.

Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non-Generally Accepted Accounting Principles ("GAAP") measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) lease termination fees, (vi) property expenses not core to the operations of such properties, and (vii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income from equity securities and interest rate derivatives, (h) net gain (loss) on dispositions of real estate, (i) interest expense, (j) gain (loss) on extinguishment of debt, (k) other income (expense), and (l) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

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
For the three months ended September 30, 2022 and September 30, 2021, our same property portfolio consisted of 260 rental housing, 861 industrial, three net lease, 11 data centers, 56 hotel, 142 self storage, 13 retail, and three office properties.
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

The following table reconciles GAAP net loss to same property NOI for the three months ended September 30, 2022 and September 30, 2021 ($ in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$
Net income (loss)	$344,879	$(367,154)	$712,033
Adjustments to reconcile to same property NOI
Depreciation and amortization	1,127,701	482,045	645,656
Straight-line rental income and expense	(50,206)	(23,126)	(27,080)
Amortization of above- and below-market lease intangibles	(16,500)	(5,587)	(10,913)
Lease termination fees	(4,004)	(526)	(3,478)
Non-core property expenses	144,024	42,934	101,090
General and administrative	13,223	7,106	6,117
Management fee	219,778	122,866	96,912
Performance participation allocation	194,361	449,822	(255,461)
Incentive compensation awards(1)	8,911	1,177	7,734
Income from investments in real estate debt	(86,493)	(59,567)	(26,926)
Change in net assets of consolidated securitization vehicles	8,798	(23,485)	32,283
Income from equity securities and interest rate derivatives	(1,158,717)	(178,212)	(980,505)
Net (gain) loss on dispositions of real estate	(317,981)	9,586	(327,567)
Interest expense	703,203	204,444	498,759
Loss on extinguishment of debt	3,266	3,372	(106)
Other expense	15,939	634	15,305
Loss (income) from unconsolidated entities	73,009	(78,445)	151,454
NOI attributable to non-controlling interests in third party joint ventures	(48,316)	(12,773)	(35,543)
NOI from unconsolidated entities	198,012	72,597	125,415
NOI attributable to BREIT stockholders	1,372,887	647,708	725,179
Less: Non-same property NOI attributable to BREIT stockholders	783,607	103,773	679,834
Same property NOI attributable to BREIT stockholders	$589,280	$543,935	$45,345
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended September 30, 2022 and September 30, 2021 ($ in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$693,109	$637,826	$55,283	9%
Hospitality revenue	155,520	125,784	29,736	24%
Other revenue	26,758	23,827	2,931	12%
Total revenues	875,387	787,437	87,950	11%

Rental property operating	221,177	199,408	21,769	11%
Hospitality operating	104,657	83,119	21,538	26%
Total expenses	325,834	282,527	43,307	15%

Same property NOI attributable to non-controlling interests in third party joint ventures	(8,876)	(8,319)	(557)	7%
Consolidated same property NOI attributable to BREIT stockholders	540,677	496,591	44,086	9%
Same property NOI from unconsolidated entities	48,603	47,344	1,259	3%
Same property NOI attributable to BREIT stockholders	$589,280	$543,935	$45,345	8%

Same Property – Rental Revenue
Same property rental revenue increased $55.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due to a $52.7 million increase in base rental revenue and a $6.2 million increase in tenant reimbursement income. This was partially offset by a $3.6 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			September 30, 2022 vs. September 30, 2021
	Three Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Rental Housing	$324,970	$289,707	$35,263	(1)%	+14%
Industrial	172,105	162,141	9,964	—%	+6%
Net Lease	63,725	62,475	1,250	—%	+2%
Self Storage	39,702	34,240	5,462	(2)%	+18%
Retail	11,159	10,779	380	(1)%	+4%
Data Centers	6,552	6,412	140	—%	+2%
Office	8,823	8,612	211	—%	+2%
Total base rental revenue	$627,036	$574,366	$52,670
Same Property – Hospitality Revenue
Same property hospitality revenue increased $29.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. ADR for the hotels in our same property portfolio increased from $160 to $176, while occupancy increased 5% and RevPAR increased from $112 to $131 during the three months ended September 30, 2022 compared to three months ended September 30, 2021.
Same Property – Other Revenue
Same property other revenue increased $2.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing and industrial properties during the three months ended September 30, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $21.8 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in rental property operating expenses for the three months ended September 30, 2022 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $21.5 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended September 30, 2022.
Non-same Property NOI
Due to our substantial fundraising and continued deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period. We expect the non-same property NOI variance period-over-period to continue as we raise more proceeds from selling shares of our common stock and invest in additional new property acquisitions.

For the nine months ended September 30, 2022 and September 30, 2021, our same property portfolio consisted of 222 rental housing, 784 industrial, three net lease, nine data centers, 56 hotel, 102 self storage, 13 retail, and two office properties.
The following table reconciles GAAP net loss to same property NOI for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$
Net loss	$(369,608)	$(514,852)	$145,244
Adjustments to reconcile to same property NOI
Depreciation and amortization	3,001,101	1,282,053	1,719,048
Straight-line rental income and expense	(117,187)	(75,321)	(41,866)
Amortization of above- and below-market lease intangibles	(45,145)	(18,051)	(27,094)
Lease termination fees	(5,651)	(2,909)	(2,742)
Non-core property expenses	315,628	113,244	202,384
General and administrative	38,082	21,855	16,227
Management fee	621,556	288,144	333,412
Performance participation allocation	817,527	892,410	(74,883)
Incentive compensation awards(1)	28,233	3,046	25,187
Loss (income) from investments in real estate debt	73,257	(344,440)	417,697
Change in net assets of consolidated securitization vehicles	68,407	(94,546)	162,953
Income from equity securities and interest rate derivatives	(2,049,697)	(412,571)	(1,637,126)
Net gain on dispositions of real estate	(740,395)	(13,216)	(727,179)
Interest expense	1,483,991	567,252	916,739
Loss on extinguishment of debt	10,665	9,545	1,120
Other expense	23,787	1,708	22,079
Income from unconsolidated entities	(51,502)	(183,155)	131,653
NOI attributable to non-controlling interests in third party joint ventures	(75,881)	(28,487)	(47,394)
NOI from unconsolidated entities	506,204	163,175	343,029
NOI attributable to BREIT stockholders	3,533,372	1,654,884	1,878,488
Less: Non-same property NOI attributable to BREIT stockholders	1,945,945	250,968	1,694,977
Same property NOI attributable to BREIT stockholders	$1,587,427	$1,403,916	$183,511
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$1,852,485	$1,711,797	$140,688	8%
Hospitality revenue	434,331	284,047	150,284	53%
Other revenue	72,181	60,824	11,357	19%
Total revenues	2,358,997	2,056,668	302,329	15%

Rental property operating	569,341	533,946	35,395	7%
Hospitality operating	289,858	206,623	83,235	40%
Total expenses	859,199	740,569	118,630	16%

Same property NOI attributable to non-controlling interests in third party joint ventures	(25,542)	(23,110)	(2,432)	11%
Consolidated same property NOI attributable to BREIT stockholders	1,474,256	1,292,989	181,267	14%
Same property NOI from unconsolidated entities	113,171	110,927	2,244	2%
Same property NOI attributable to BREIT stockholders	$1,587,427	$1,403,916	$183,511	13%

Same Property – Rental Revenue
Same property rental revenue increased $140.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due to a $138.2 million increase in base rental revenue and a $15.5 million increase in tenant reimbursement income as a result of higher operating expenses. This was partially offset by a $13.0 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2022 vs. 2021
	Nine Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Rental Housing	$844,078	$753,610	$90,468	(1)%	+13%
Industrial	493,398	463,103	30,295	+2%	+5%
Net Lease	191,174	187,425	3,749	—%	+2%
Self storage	79,171	67,074	12,097	(2)%	+20%
Retail	33,120	32,132	988	—%	+3%
Data centers	14,300	13,986	314	—%	+2%
Office	17,592	17,259	333	—%	+2%
Total base rental revenue	$1,672,833	$1,534,589	$138,244

Same Property – Hospitality Revenue
Same property hospitality revenue increased $150.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. ADR for the hotels in our same property portfolio increased from $141 to $174 while occupancy increased 14% and RevPAR increased from $87 to $122 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Same Property – Other Revenue
Same property other revenue increased $11.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing properties during the nine months ended September 30, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $35.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in rental property operating expenses for the nine months ended September 30, 2022 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $83.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the nine months ended September 30, 2022.

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
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) unrealized (gains) losses from changes in fair value of financial instruments, (v) net forfeited investment deposits, (vi) amortization of restricted stock awards, (vii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (viii) severance costs, (ix) gain or loss on involuntary conversion, (x) amortization of deferred financing costs, (xi) losses (gains) on extinguishment of debt, and (xii) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to BREIT stockholders	$372,167	$(357,289)	$(248,511)	$(503,574)
Adjustments to arrive at FFO:
Depreciation and amortization	1,224,323	528,631	3,309,963	1,349,590
Net (gain) loss on dispositions of real estate	(314,930)	13,920	(729,276)	(8,882)
Amount attributable to non-controlling interests for above adjustments	(83,944)	(19,575)	(211,532)	(39,545)
FFO attributable to BREIT stockholders	1,197,616	165,687	2,120,644	797,589
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(75,613)	(39,537)	(176,408)	(120,919)
Amortization of above and below-market lease intangibles	(13,360)	(4,624)	(39,430)	(15,081)
Amortization of mortgage premium/discount	5,698	(489)	2,404	(1,453)
Unrealized gains from changes in fair value of financial instruments(1)	(1,043,418)	(248,930)	(1,166,040)	(786,453)
Amortization of restricted stock awards	1,315	153	1,677	399
Performance participation allocation	194,361	449,822	817,527	892,410
Severance costs	22,172	—	22,172	—
Incentive compensation awards	8,911	1,177	28,233	3,046
Amortization of deferred financing costs	52,354	16,576	119,139	43,274
Loss on extinguishment of debt	3,266	3,372	10,665	9,545
Amount attributable to non-controlling interests for above adjustments	33,080	(1,902)	19,372	2,446
AFFO attributable to BREIT stockholders	386,382	341,305	1,759,955	824,803
Adjustments to arrive at FAD:
Management fee	219,778	122,866	621,556	288,144
Recurring tenant improvements, leasing commissions, and other capital expenditures(1)	(138,776)	(66,322)	(330,102)	(151,363)
Stockholder servicing fees	(56,963)	(32,381)	(157,588)	(78,735)
Realized losses (gains) on financial instruments(2)	56,308	(11,295)	(400,352)	2,408
Amount attributable to non-controlling interests for above adjustments	(5,771)	(689)	(1,389)	(2,093)
FAD attributable to BREIT stockholders	$460,958	$353,484	$1,492,080	$883,164

(1)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures in conjunction with acquisitions and projects that we believe will enhance the value of our investments.
(2)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt, investments in equity securities, and derivatives.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2022 ($ and shares/units in thousands):

Components of NAV	September 30, 2022
Investments in real estate	$118,405,219
Investments in real estate debt(1)	9,871,537
Investments in unconsolidated entities	10,874,824
Cash and cash equivalents	1,677,919
Restricted cash	1,524,831
Other assets	6,094,441
Mortgage notes, term loans, and revolving credit facilities, net	(63,130,054)
Secured financings of investments in real estate debt	(5,050,044)
Subscriptions received in advance	(577,014)
Other liabilities	(3,717,193)
Accrued performance participation allocation	(457,023)
Management fee payable	(74,145)
Accrued stockholder servicing fees(2)	(18,855)
Non-controlling interests in joint ventures	(5,036,197)
Net Asset Value	$70,388,246
Number of outstanding shares/units	4,669,323

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheet.
(2)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders’ Equity and BREIT OP Partners’ Capital to NAV below for an explanation of the difference between the $18.9 million accrued for purposes of our NAV and the $1.6 billion accrued under U.S. GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Monthly NAV	$23,992,712	$36,955,255	$1,089,700	$6,144,874	$2,205,705	$70,388,246
Number of outstanding shares/units	1,588,546	2,446,025	73,224	415,535	145,993	4,669,323
NAV Per Share/Unit as of September 30, 2022	$15.1036	$15.1083	$14.8817	$14.7879	$15.1083
(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2022:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	6.8%	5.4%
Industrial	6.7%	5.5%
Net Lease	6.9%	5.8%
Hospitality	9.4%	9.0%
Data Centers	7.2%	6.1%
Self Storage	7.1%	5.6%
Office	6.5%	5.2%
Retail	7.0%	5.9%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.3%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(1.2)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+3.5%	+2.5%	+1.4%	+1.6%	+2.8%	+3.7%	+2.8%
(weighted average)	0.25% increase	(2.8)%	(3.2)%	(2.3)%	(1.3)%	(1.6)%	(2.6)%	(3.3)%	(2.6)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2022
Stockholders’ equity	$46,320,793
Non-controlling interests attributable to BREIT OP	1,496,151
Redeemable non-controlling interest	364,177
Total partners’ capital of BREIT OP under GAAP	48,181,121
Adjustments:
Accrued stockholder servicing fee	1,609,061
Organization and offering costs	511
Accrued affiliate incentive compensation awards	(160,898)
Accumulated depreciation and amortization under GAAP	7,533,712
Unrealized net real estate and real estate debt appreciation	13,224,739
NAV	$70,388,246
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
–Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and repurchase agreements (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.5010 per share for the nine months ended September 30, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2022:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2022	$0.0451	$0.0556	$0.0452	$0.0526
February 28, 2022	0.0451	0.0547	0.0453	0.0519
March 31, 2022	0.0451	0.0559	0.0453	0.0528
April 30, 2022	0.0451	0.0556	0.0452	0.0526
May 31, 2022	0.0451	0.0559	0.0453	0.0528
June 30, 2022	0.0451	0.0556	0.0453	0.0526
July 31, 2022	0.0451	0.0559	0.0452	0.0528
August 31, 2022	0.0451	0.0561	0.0453	0.0529
September 30, 2022	0.0451	0.0557	0.0452	0.0526
Total	$0.4059	$0.5010	$0.4073	$0.4736

The following tables summarize our distributions declared during the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$950,847	48%	$508,359	47%
Reinvested in shares	1,040,867	52%	567,936	53%
Total distributions	$1,991,714	100%	$1,076,295	100%
Sources of Distributions
Cash flows from operating activities(1)	$1,991,714	100%	$1,076,295	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$1,991,714	100%	$1,076,295	100%

Cash flows from operating activities	$2,197,980		$1,190,413
Funds from Operations(2)	$2,120,644		$797,589
Adjusted Funds from Operations(2)	$1,759,955		$824,803
Funds Available for Distribution(2)	$1,492,080		$883,164

(1)As of September 30, 2022, our inception to date cash flows from operating activities funded 100% of our distributions.
(2)See “Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $9.3 billion of liquidity as of November 11, 2022. When we refer to the liquidity of the Company this includes amounts under our undrawn revolving credit facilities (including the Line of Credit) of $7.9 billion as well as unrestricted cash and cash equivalents of $1.4 billion. We also generate incremental liquidity through our operating cash flows, which were $2.2 billion for the nine months ended September 30, 2022. In addition, we remain moderately leveraged (46% as of September 30, 2022) and can generate additional liquidity by incurring indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were $9.9 billion as of September 30, 2022. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account. Before borrowing under the Line of Credit we generally access other indebtedness, which may be at a higher cost than under the Line of Credit.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $65.9 billion as of the date of this filing.

Capital Resources
As of September 30, 2022, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of September 30, 2022 ($ in thousands):

	September 30, 2022			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2022	December 31, 2021
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.6%	12/12/2028	N/A	$24,661,911	$19,086,525
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+2.4%	12/28/2026	N/A	34,496,854	20,075,465
Variable rate secured revolving credit facilities(4)	L+1.6%	4/19/2026	$4,450,000	1,250,020	1,614,550
Variable rate warehouse facilities(5)	L+1.9%	10/7/2025	$4,157,147	3,787,846	794,141
Total variable rate loans	L+2.3%	11/7/2026		39,534,720	22,484,156
Total loans secured by our properties	4.7%	8/28/2027		$64,196,631	$41,570,681

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt(6)	L+1.2%	9/18/2023	N/A	5,050,044	4,706,632

Unsecured loans:
Unsecured term loan	L+2.5%	7/22/2025	N/A	826,923	—
Unsecured variable rate revolving credit facility	L+2.5%	2/21/2025	$4,573,077	—	—
Affiliate revolving credit facility	L+2.5%	1/22/2023	75,000	—	—
Total unsecured loans			$4,648,077	826,923	—

Total indebtedness				$70,073,598	$46,277,313

(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR, as applicable to each loan. As of September 30, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $30.9 billion and interest rate caps with an aggregate notional balance of $14.4 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)Includes $368.4 million and $396.3 million of loans related to our investment in affordable housing properties as of September 30, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

As of November 14, 2022, we have received net proceeds of $9.4 billion from selling an aggregate of 631.4 million shares of our common stock in the Current Offering (consisting of 242.3 million Class S shares, 272.2 million Class I shares, 14.5 million Class T shares, and 102.4 million Class D shares).
Capital Uses
Our primary capital needs are to acquire our investments, which we expect to fund with our liquidity and other capital resources. We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, repurchase requests of shares of our common stock pursuant to our share repurchase plan, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$2,197,980	$1,190,413
Cash flows used in investing activities	(31,185,167)	(17,755,962)
Cash flows provided by financing activities	28,780,699	19,151,179
Net increase in cash and cash equivalents and restricted cash	$(206,488)	$2,585,630
Cash flows provided by operating activities increased $1.0 billion during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities increased $13.4 billion during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $21.0 billion in the acquisitions of and capital improvements to real estate investments and an increase of $0.5 billion in investments in unconsolidated entities. This was partially offset by a net increase of $3.9 billion related to our investments in real estate-related equity securities, an increase of $1.9 billion in proceeds from dispositions of real estate, an increase of $1.5 billion in proceeds from paydowns of real estate loans held by consolidated securitization vehicles, and a decrease in pre-acquisition costs of $0.6 billion.
Cash flows provided by financing activities increased $9.6 billion during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $16.1 billion in borrowings, an increase of $1.8 billion in contributions from non-controlling interests, and an increase of $0.5 billion from the issuance of our common stock. This was partially offset by an increase of $5.6 billion in repurchases of common stock, a net increase of $1.3 billion in repayments of senior obligations of consolidated securitization vehicles, a decrease of $1.1 billion in subscriptions received in advance, an increase of $0.5 billion in distributions, and an increase of $0.3 billion in payment of deferred financing costs.
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

Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2022 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$85,231,051	$8,429,766	$19,549,294	$41,191,594	$16,060,397
Ground leases	3,418,153	38,969	83,885	85,639	3,209,660
Organizational and offering costs	511	511	—	—	—
Other	1,199	1,199	—	—	—
Total	$88,650,914	$8,470,445	$19,633,179	$41,277,233	$19,270,057

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2022. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate hedging agreements to fix or cap a portion of our variable rate debt. As of September 30, 2022, the outstanding principal balance of our variable rate indebtedness was $45.4 billion and consisted of mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month GBP denominated LIBOR, three-month Euro denominated LIBOR, one-month CAD denominated LIBOR, three-month CAD denominated LIBOR, or 30-day Secured Overnight Financing Rate ("SOFR") (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $30.9 billion and interest rate caps with an aggregate notional balance of $14.4 billion as of September 30, 2022 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2022, a 10% increase in each of the Reference Rates would have resulted in increased interest expense of $8.1 million and $24.2 million, respectively, net of the impact of our interest rate swaps and caps.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2022, the one-month SOFR was 3.0% and one-month USD LIBOR was 3.1%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.

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

Investments in Real Estate Debt
As of September 30, 2022, we held $9.9 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates or SONIA, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates and SONIA would have resulted in an increase or decrease to income from investments in real estate debt of $7.4 million and $22.1 million for the three and nine months ended September 30, 2022, respectively, net of the impact of our interest rate swaps.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $1.0 billion.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended September 30, 2022, the Adviser elected to receive its management fee in Class I shares, and we issued 9.7 million unregistered Class I shares to the Adviser in satisfaction of the management fee for July 2022 and August 2022. Additionally, we issued 4.9 million unregistered Class I shares to the Adviser in October 2022 in satisfaction of the September 2022 management fee.
Beginning for the quarter ended March 31, 2022, the Special Limited Partner was entitled to a quarterly performance participation allocation. In April 2022, July 2022 and October 2022, we issued 16.1 million, 8.1 million and 7.5 million, respectively, Class I units in BREIT OP to the Special Limited Partner as payment for $473.2 million of the performance participation allocation. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares (on a one-for-one basis). Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2022, we received $0.8 billion from selling 53.4 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2022	92,287,238	2.1%	$14.97	92,287,238	—
August 2022	53,490,316	1.2%	$14.98	53,490,316	—
September 2022	57,728,724	1.3%	$15.07	57,728,724	—
Total	203,506,278	4.6%	$14.92	203,506,278	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 24,104,433 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 14, 2022	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 14, 2022	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)