Form 10-K
period 2022-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2023-03-17
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 17, 2023, the issuer had the following shares outstanding: 1,587,734,005 shares of Class S common stock, 2,614,945,892 shares of Class I common stock, 71,491,191 shares of Class T common stock, 415,832,448 shares of Class D, and 1,100,707 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue”, “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions, and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance and statements regarding identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following is a summary of principal risk factors that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors”.

•Since there is no public trading market for shares of our common stock, repurchase of shares by us is generally the only way to dispose of your shares. Our share repurchase plan, which is approved and administered by our board of directors, provides our stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares, and our board of directors may determine to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions, including repurchase limitations that have in the past been, and may in the future be, exceeded, resulting in our repurchase of shares on a pro rata basis. Further, our board of directors will, in certain circumstances, make exceptions to, modify and suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or purchase fewer shares than such repurchase limitations) if, in its reasonable judgement, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, net offering proceeds (including from sales of our common stock or units of BREIT Operating Partnership L.P.), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
•The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
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
•Principal and interest payments on any of our outstanding borrowings will reduce the amount of liquidity or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares. See “Description of Capital Stock—Restrictions on Ownership and Transfer” in the prospectus for our public offering of shares of our common stock (the “Offering”) (as amended and/or supplemented from time to time, the “Prospectus”).
•While BREIT’s investment strategy is to invest in stabilized commercial real estate across asset classes with a focus on providing current income to investors, an investment in BREIT is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.

•We intend to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the performance of our investments.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Recent concerns about the real estate market, increases in interest rates, rising inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and market going forward. Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; fluctuations in the average occupancy and room rates for hotel properties; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; rising inflation, changes in interest rates and supply chain disruptions; market volatility and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
•Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography.
•Competition for investment opportunities may reduce our profitability and the return on your investment.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
General Description of Business and Operations
BREIT invests primarily in stabilized income-generating commercial real estate in the United States, and to a lesser extent, outside the United States. We also invest to a lesser extent in real estate debt investments. Our objective is to bring Blackstone’s leading institutional quality real estate investment platform to income focused investors. We are externally managed by the Adviser, a subsidiary of Blackstone Inc. (“Blackstone”). We were incorporated in Maryland on November 16, 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. In January 2023, BREIT sold its interest in MGM Grand and Mandalay Bay Resort as further described below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
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
As of March 17, 2023, we had received net proceeds of $71.9 billion from the sale of shares of our Class S, Class I, Class T, Class D and Class C common stock. We have contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units of BREIT OP. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
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
Our Adviser is a part of Blackstone’s alternative asset management business, which is the world's largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $975 billion as of December 31, 2022.
In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 787 professionals in Blackstone’s global real estate group. Blackstone has built the world's preeminent global real estate business with $326 billion of investor capital under management as of December 31, 2022. Blackstone's real estate group (“Blackstone Real Estate”) provides the benefit of proven experience navigating market cycles, a vast portfolio that provides real time data insights, a disciplined investment approach with centralized decision making and deep industry expertise and relationships.
Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone, is entitled to receive a performance participation allocation. See Note 10 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.
Investment Objectives
Our investment objectives are to invest in assets that will enable us to:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.
Investment Strategy
Our investment strategy is to acquire primarily stabilized, income-generating commercial real estate across asset classes in the United States and, to a lesser extent, outside the United States. We also invest to a lesser extent in real estate debt investments to provide current income and other purposes.

Our investment strategy seeks to capitalize on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Blackstone’s reputation and ability to transact at scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.

Our investments in primarily stabilized, income-generating U.S. commercial real estate focus on a range of asset types. These may include rental housing, industrial, net lease, data centers, self storage, hospitality, retail and office assets, as well as other sectors. For a breakdown of our portfolio by asset type see the “Investments in Real Estate” section below.

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
Investments in Real Estate

We invest primarily in stabilized, income-generating commercial real estate across assets in the United States and, to a lesser extent, outside the United States. We also invest in equity of public and private real estate-related companies, including real estate-related operating companies. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned as well as develop properties and make investments in other real assets such as infrastructure.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2022:

___________________________

1“Property Sector” weighting is measured as the asset value of our real estate investments for each sector divided by the total asset value of all real estate investments. “Region Concentration” reflects regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”), and the weighting is measured as the asset value of our real estate investments in each region, other than equity in public and private real estate-related companies, divided by the total value of all such real estate investments. “Non-U.S.” reflects investments in Europe and Canada. “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of December 31, 2022:

The select markets that are named represent BREIT's top 10 metropolitan statistical areas (“MSAs”) by portfolio weighting. Portfolio weighting is measured as the asset value of our real estate investments for each MSA divided by the total asset value of all real estate investments. BREIT is invested in additional MSAs that are not named above. “Region Concentration” reflects regions as defined by the NCREIF, and the weighting is measured as the asset value of our real estate investments in each region, other than equity in public and private real estate-related companies, divided by the total value of all such real estate investments. “Non-U.S.” reflects investments in Europe and Canada.
As of December 31, 2022, we owned a diversified portfolio of 5,172 properties and 28,776 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Self Storage, Hospitality, Retail, and Office properties.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit), interests of collateralized debt obligation and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include derivatives. Our investments in real estate debt are focused in the United States, but also include investments issued or backed by real estate in Canada, Europe and certain other countries.
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
Our real estate debt portfolio has embedded leverage through the use of reverse repurchase agreements and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is our line of credit obtained by us or our Operating Partnership. We currently have secured and unsecured credit facilities from third parties and an uncommitted line of credit from an affiliate of Blackstone. We may decide to seek to obtain additional credit facilities under which we would reserve borrowing capacity. Borrowings under the line of credit or any future lines of credit may be used to fund acquisitions, repurchase shares, or for any other corporate purpose.

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
Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
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

Environmental, Social and Governance
As an externally managed company, BREIT’s day-to-day operations are managed by our Adviser and our executive officers under the oversight of our Board of Directors. Our executive officers are senior Blackstone Real Estate professionals and our Adviser is a subsidiary of Blackstone and part of Blackstone Real Estate. As such, many of the environmental, social and governance ("ESG") initiatives undertaken by Blackstone may be relevant to our business and certain of the business decisions made on our behalf by employees of our Adviser to deliver returns for its investors. ESG principles have long informed the way Blackstone is run, approaches investing and partners with the assets in its portfolio. Blackstone also has a dedicated Global Real Estate ESG team that works closely with Blackstone Real Estate asset management teams across the globe to build on existing ESG efforts and scale them in the firm's global real estate portfolio. The Global Real Estate ESG team also works with certain of the Real Estate team’s portfolio companies to drive long-term value through sustainability practices, energy efficiency and decarbonization at scale.
Human Capital
We have no employees other than those employed by the management companies that were acquired in connection with the acquisitions of the Simply Storage Portfolio, Home Partners of America Portfolio, April Housing Portfolio, Preferred Apartment Communities Inc. Portfolio and the American Campus Communities Portfolio, none of whom are executive officers of the Company or are involved in the management of the Company. Our operations are conducted by the Adviser.
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
Risks Related to Our Organizational Structure
We have held certain of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have held certain of our current investments for a limited period of time and are not able to provide you with information to assist you in evaluating the merits of any specific properties or real estate debt that we may acquire in the future, except for investments that may be described in one or more supplements to the Prospectus. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the Offering and certain private offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate debt. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
We have incurred net losses under U.S. Generally Accepted Accounting Policies (“GAAP”) in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the years ended December 31, 2022 and December 31, 2021, we had net loss attributable to our stockholders of approximately $883.5 million and $804.8 million, respectively. As of December 31, 2022 and December 31, 2021, we had an accumulated loss of approximately $3.3 billion and $2.4 billion, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was approximately $4.1 billion and $1.9 billion, respectively, during these periods. For the years ended December 31, 2022 and 2021, our FAD, was $1.9 billion and $1.3 billion, respectively.
Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics that exclude real estate-related depreciation and amortization, including FAD, as an additional meaningful non-GAAP supplemental disclosure to provide information for evaluating our operating results. See “Selected Information Regarding our Operations— Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” for reconciliations of FAD to GAAP net loss attributable to common stockholders and for considerations on how to review this metric.
The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and real estate debt on our behalf, so long as such acquisitions or dispositions are consistent with the investment guidelines and our charter. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Furthermore, the diversification and type of investments may differ substantially from our prior investments. For example, future investments may focus on different sectors of real estate or different geographic areas than is the case for our current investment portfolio. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. Pre-approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser.

Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
There is currently no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares, and such repurchases are limited by the share repurchase plan. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares except that subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps overseen by our board of directors. Our board of directors has the discretion to make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase caps) if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, which is approved and administered by our board of directors, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. We have in the past and may in the future, receive repurchases requests that exceed the limits under our share repurchase plan, and we have in the past repurchased less than the full amount of shares requested on a pro rata basis. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of director's judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a stockholder’s ability to have their shares repurchased by us has been limited in the past, and may be limited in the future, and at times stockholders have not been able to, and may not in the future be able to, liquidate their investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the U.S. and/or elsewhere or globally, such as the general negative performance of the real estate sector or market volatility (including as a result of the recent outbreak of hostilities between Russia and Ukraine) could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

In addition, stockholders have and may continue to seek to repurchase some or all of the shares of our common stock that they hold. A significant volume of repurchase requests in a given period has in the past and may in the future cause requests to exceed the 2% monthly and 5% quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous public offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
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
•high levels of repurchase requests under our share repurchase plan for a prolonged period of time, which could lead to the disposition of investments to generate liquidity to satisfy repurchase requests;
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
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of our assets, borrowings, repayments of our real estate debt investments, and offering proceeds, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings, repayments of our real estate debt investments, and offering proceeds (including from sales of our common stock or Operating Partnership units). The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock and/or Operating Partnership units and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sale of our assets, borrowings, repayments of our real estate debt investments, and offering proceeds will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
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
The Adviser or the Special Limited Partner may choose to receive, and have in the past received, shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to prior periods in which such distributions were payable to the Special Limited Partner on an annual basis. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales may receive priority over other shares submitted for repurchase during such period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special

Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares submitted for repurchase during such period.
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

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. The Adviser will then value our properties monthly, based on current material market data and other information deemed relevant, with review for reasonableness each month by an independent valuation advisor. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Concurrent with the appraisal process, the Adviser will value each property and, taking into account the appraisal, among other factors, will determine the appropriate valuation within the range provided by the independent third-party appraisal firm.
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.
Although monthly valuations of each of our real properties will be reviewed for reasonableness by an independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by the independent valuation advisor. Similarly, each month, the independent valuation advisor will review for reasonableness our quarterly valuations (and our monthly updates of such valuations) of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by the independent valuation advisor. While the independent valuation advisor is responsible for reviewing our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and the independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material.

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
The methods used by our Adviser and State Street or its affiliates to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 10,600,000,000 shares of capital stock, of which 10,500,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 3,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 6,000,000,000 shares are classified as Class I shares, and 500,000,000 shares are classified as Class C shares, and 100,000,000 shares are classified as preferred stock. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company and made equity grants to our independent directors and service providers, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of our portfolio companies, or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
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
A change in the value of any of our assets could negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To maintain compliance with the applicable exclusion under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
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
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our Adviser’s financial, accounting, treasury, communications and other data processing systems. The ability of our Adviser’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.
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
Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our information systems and technology and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes, wars and terrorist attacks. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure (and any information contained therein). There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Blackstone may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
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
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for our administration, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cyber security threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which Blackstone operates have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect on January 1, 2020 and is being amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that will go into effect in 2023. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in our security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone, its employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response);
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
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. Blackstone’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Blackstone’s businesses and operations (including the Adviser).
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
The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.
Rising inflation may adversely affect our financial condition and results of operations.
Inflation in the United States has recently accelerated and may continue to do so in the future. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
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
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
We, the Adviser, the Dealer Manager and respective affiliates are subject to extensive regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
A number of regulatory authorities including the SEC and various other U.S. federal, state and local agencies oversee aspects of our and our affiliates' respective businesses and may conduct examinations and inquiries into, and bring examinations, enforcement and other proceedings against us, the Adviser, the Dealer Manager and any of their respective affiliates. We, the Adviser, the Dealer Manager and their respective affiliates also have and in the future may receive requests for information or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, the Dealer Manager, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser, Dealer Manager or their affiliates, or industry wide practices. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser, the Dealer Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given the current administration, could result in additional burdens on our business.

Our business and the businesses of the Adviser, the Dealer Manager and their affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Adviser, the Dealer Manager or their affiliates are also subject to requests for information, inquiries and informal or formal investigations by the SEC and other regulatory authorities. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser, the Dealer Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including certain of our investments. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.
While we believe that our business is well-positioned for the post-COVID environment, long-term macroeconomic effects, including from supply and labor shortages, of the COVID-19 pandemic has had and may have in the future continue to have an adverse impact on our NAV, results of operations (including funds from operations (“FFO”), adjusted FFO (“AFFO”) and FAD), cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.
We are subject to additional risks from our non-U.S. investments.
We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war or other hostilities, and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
Our portfolio is currently concentrated in certain industries and geographies and may in the future be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of such investments. Currently, our portfolio is heavily concentrated in rental housing and industrial assets and geographically concentrated in the southern and western regions of the U.S., and in particular Atlanta, Georgia and Las Vegas, Nevada. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Our concentration in Las Vegas exposes us to risks related to the economic health and other factors unique to that city, which is in turn largely reliant on the gaming and tourism industries. See “—Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.” For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms or at all. Additionally, we have in the past and may in the future agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends or to create liquidity to satisfy repurchase requests or maintain distribution levels. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held-for-sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
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
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us. For example, we acquired the management teams as part of our acquisitions of Simply Self Storage, American Campus Communities, April Housing and Home Partners of America, and we may acquire other management teams as part of transactions in the future. Such expenses and liabilities include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.
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
Similarly, certain of our other properties, including certain net leases, industrial warehouses and student housing properties, are leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and our hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.
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
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.
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
Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase rental housing properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.
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
Many factors affect the single-family rental housing market, and the Company may be negatively affected by its assumptions surrounding and general conditions of the single-family rental housing market.
Any potential returns on our investments related to the single-family rental housing market will depend upon many factors including, but not limited to:
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
A number of our rental housing properties are part of homeowner’s associations (“HOAs”), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which are subject to change and may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our rental housing properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a rental housing subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. Furthermore, in certain jurisdictions, HOAs may have a statutory right of first refusal to purchase certain types of properties we may desire to sell. Moreover, in certain jurisdictions (such as in Florida), HOAs may be entitled to dispute rent increases, which may result in arbitration. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for rental housing.
Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) are a major source of financing for rental housing real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for rental housing more generally may adversely affect interest rates, capital availability, development of rental housing communities and the value of rental housing assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the rental housing sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of rental housing assets, which could impair the value of a significant portion of rental housing communities. Specifically, the potential for a decrease in liquidity made available to the rental housing sector by Fannie Mae and Freddie Mac could:

•make it more difficult for us to secure new takeout financing for any rental housing development projects we acquire;
•hinder our ability to refinance any completed rental housing assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of rental housing assets; and
•require us to obtain other sources of debt capital with potentially different terms.
Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.
Substantially all of our rental housing leases are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues would be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any rental housing properties we acquire.
Increased levels of unemployment in rental housing markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, rental housing occupancy and rental rates have historically been adversely affected by:

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
These factors generally have contributed to lower rental rates. To the extent that we invest in any rental housing properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.
If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
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
The multifamily rental housing properties in which we invest must comply with the Fair Housing Amendment of 1988.
The multifamily rental housing properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
We have and continue to expect to make investments in low income areas or affordable housing developments.
Investment opportunities may include projects and initiatives located in low-income areas, including, without limitation, low-income or affordable housing developments and businesses located in low income areas. There are significant risks associated with the ownership of these projects and initiatives. There may be federal, state and local governmental regulatory restrictions on the operation, rental and transfer of these investments, such as the requirement that the owners of the investments rent or sell certain rental housing units to persons or families of low or moderate income and that the amount of rent that may be charged for these units may be less than market rates. These restrictions may adversely affect economic performance relative to properties that are not subject to these restrictions. For example, selling property that is subject to affordable housing regulatory restrictions may limit its sale price, and accordingly adversely impact our investment performance. In addition, the long-term nature of investments in government-assisted housing limits our ability to vary our portfolio in response to changing economic, financial and investment conditions; these properties are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These properties also require greater management expertise and may have higher operating expenses than conventional housing projects. Certain of our properties were developed under the U.S. federal Low Income Housing Tax Credit (“LIHTC”) program, and such properties are subject to regulatory and rent restrictions. Properties in low-income areas may also (a) be in an early stage of development and not have a proven operating history, (b) be operating at a loss or have significant variations in operating results, (c) be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, (d) require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, (e) rely on the services of a limited number of key individuals, the loss of any of whom could significantly adversely affect a project’s performance, (f) face intense competition, including competition from companies and projects with greater financial resources, more extensive development, marketing and other capabilities, and a larger number of qualified management and technical personnel, (g) utilize innovative and untested operational and business strategies, including new business partnerships and teams, and (h) otherwise have a weak financial condition or be experiencing financial difficulties that could result in insolvency, liquidation, dissolution, reorganization or bankruptcy of the project. Congress and the current presidential administration of the U.S. have proposed various changes to the LIHTC program. In November 2021, the U.S. House of Representatives passed the Build Back Better Act (H.R. 5376), which included an expansion of the LIHTC program among other measures. The Build Back Better Act is not law and is subject to change. We cannot predict what proposals regarding the LIHTC, if any, might actually be enacted by Congress, and what effect, if any, the proposals might have on our operations. Further, there is often less publicly available information concerning these properties than for larger, more established businesses. These risks may adversely affect the performance of the properties and result in substantial losses. Furthermore, many of the risks associated with investing in real estate may be exacerbated in connection with properties in low-income areas. A downturn in the economy may impact the success of businesses in low-income areas and the operations of tenants in low-income areas. Businesses in which we have invested may experience declining revenues or file for bankruptcy. In addition, tenants in properties held by us may experience declining revenues, vacate the premises early, or file for bankruptcy, which could reduce a tenant’s ability to pay base rent, percentage rent or other charges. Finally, we may own certain low-income properties through complicated ownership structures due to tax or regulatory reasons, which may limit the flexibility we have in managing such properties.
The impacts of climate change and climate-related initiatives may adversely affect our business and financial results and damage our reputation.

There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas (“GHG”), emissions due to concerns over contributions to climate change. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our operations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing” and the other risks described in "–Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks. The U.S. Environmental Protection Agency (the “EPA”), finalized a series of GHG monitoring, reporting and emissions control rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have 752 properties in our investment portfolio. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that the EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Further, new and emerging regulatory initiatives in the EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives such as the European Commission’s May 2018 “action plan on financing sustainable growth” and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements in the U.K. In addition, compliance with any applicable “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

In May of 2022, the SEC proposed amendments to rules and reporting forms to promote consistent, comparable, and reliable information for investors concerning public companies’ incorporation of ESG factors (the “ESG Proposed Rules”). The scope and timing of any final rules and amendments with respect to these proposals is unknown. If adopted, even with modification, these rules and amendments would be expected to significantly increase compliance burdens and associated regulatory costs and complexity and reduce the ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, these amendments could increase the risk of our exposure to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect our reputation, and to negatively impact us in conducting our business (thereby materially reducing returns to our investors).
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. ESG, the ESG Proposed Rules, actual or perceived ESG matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our tenants fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
We may also communicate certain initiatives, commitments and goals regarding environmental, diversity, and other ESG-related matters in our SEC filings. These initiatives, commitments and goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals based on cost, timing or other consideration. In addition, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our or our funds’ ESG-related policies, practices, initiatives, commitments and goals, and progress against those goals, which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Further, as part of our ESG practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of “greenwashing”.

We may not be able to attract desirable tenants for our rental housing properties and may have difficulty evicting defaulting tenants.
Our success with rental housing rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our rental housing properties. If we are unable to attract quality tenants our rental revenues will be adversely affected. If certain of our tenants cease paying rent, we may be unable or unwilling to evict such tenants due to legal, regulatory or practical concerns and, as a result, may be unable to enter into a new lease for the applicable unit or property, resulting in lost revenue. In addition, our efforts to evict rental housing tenants may result in litigation, resulting in increased expenses and potential liability for our rental housing properties.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our rental housing properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other rental housing landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating rental housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in rental housing properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
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

Student housing properties are typically leased during leasing seasons, and our properties are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, our student housing properties are generally on short-term leases, exposing us to increased leasing risk. We also face economic and operational risks related to the supply of and demand for student housing space in the local market, tenant quality, the higher tenant turnover rate relative to other housing properties, physical attributes of the building in relation to competing buildings (e.g., age, condition, design, appearance, amenities, and location) and access to transportation and proximity to campus, among other factors. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.
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

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Our student housing properties also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. The demand for student housing has been, and may in the future be, impacted by epidemics or pandemics, such as the COVID-19 pandemic, where students could be restricted from living in student housing for all or a considerable portion of the academic school year (or may otherwise have less desire to live in student housing, such as where classes are taught online during such period). In such circumstances, student housing properties may remain unoccupied and accordingly may not generate any revenue and cash flow during such time and the value of an investment in such properties may be adversely affected.
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
Retailers leasing our properties will face continued competition from shopping via the internet, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators and television shopping networks. Such competition could adversely affect our tenants and, consequently, our revenues and FAD.
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
The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public’s perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional rental housing homes. Our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.
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
If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation, thereby reducing our FAD. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.
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
The construction and building industry, similar to many other industries, has experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the continuing impacts of the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time, and it is expected that such increases and volatility may continue during 2023. Although we are generally not engaged in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues (particularly for our industrial or retail properties), which could impact their ability to meet their obligations to us under their leases.

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
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. In 2022, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and may further increase rates in 2023. Any further increases by the U.S. Federal Reserve or other relevant central banks to the benchmark interest rates could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the recent outbreak of hostilities between Russia and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
We invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a rental housing or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blackstone Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”
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
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by rental housing, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
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
We have in the past and may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “— Risks Related to Investments in Real Estate.”
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
We may face “spread widening” risk related to our investment in securities.
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
We utilize derivatives, which involve numerous risks.
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
Any adverse changes, such as those experienced in 2022 as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for its shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
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
Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
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
We will need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions, such as those caused by the COVID-19 pandemic, or capital market conditions, such as the volatility of the global credit markets experienced during 2022, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
The volatility of the current global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility (including the current market environment), which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
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
We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”).
As of December 31, 2021, the ICE Benchmark Association (the “IBA”) ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate (“SOFR”)-based replacement rate identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act; as of March 17, 2023 no regulations have been promulgated.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR.
Our debt includes floating-rate loans and reverse repurchase agreements for which the interest rates are tied to LIBOR and real estate debt investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, such as the current environment, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2022, a 10% increase in SOFR rate would have resulted in an increase to our interest expense of $13.5 million, net of the impact from our interest rate swaps and caps.
Our current or future credit ratings may not reflect all risks of an investment in our debt securities.
Any current or future credit ratings of us are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our current or future credit ratings will generally affect the market value of any of our debt securities. Our current or future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
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
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the consent of the lender or immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing our lines of credit that we may obtain or under the repurchase agreements that we may enter into. If a repayment event is triggered with respect to any of our properties, our results of operations and financial condition may be adversely affected.
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
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Dealer Manager, the Adviser and the affiliates, partners, members, shareholders, officers, directors, family members and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and Blackstone or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Blackstone will identify or resolve all conflicts of interest in a manner that is favorable to us.
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
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, may reduce the benefits that Blackstone could otherwise expect to utilize for the Adviser for purposes of identifying and managing our investments. Blackstone personnel may be unable, for example, to assist with our activities as a result of these walls. There can be no assurance that additional restrictions won’t be imposed that would further limit the ability of Blackstone to share information internally.
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
With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us (including the Private Core+ Accounts), investment opportunities are allocated among us and one or more Other Blackstone Accounts in accordance with our sponsor’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and reasonable in their sole discretion, which may be pro rata based on relative available capital, subject to the following considerations: (i) consistency with any applicable investment objectives or focus of ours and such Other Blackstone Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Blackstone Accounts (e.g., a joint venture between us and an Other Blackstone Account must be on substantially similar terms), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (including, but not limited to, (A) allocations necessary for us or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Blackstone Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (iv) maintaining structuring and financing flexibility for shared investments (which can result in sharing an investment opportunity equally to the extent each party has sufficient available capital to do so), (v) avoiding allocation that could result in de minimis or odd lot investments, or allocating to a single vehicle when investments are smaller in size and (vi) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).
Currently, Private Core+ Accounts invest in “core+” real estate and real estate-related assets in the United States and Canada (which are generally substantially stabilized assets generating relatively stable cash flow), with a focus on office, multifamily, industrial, retail and life sciences assets in major cities and markets across the United States and Canada. To the extent an investment is determined by Blackstone to satisfy the investment objectives of us and the Private Core+ Accounts, such investment will be generally allocated in accordance with Blackstone’s prevailing policies and procedures described above. Certain Other Blackstone Accounts also invest in real estate debt with investment objectives or guidelines that overlap with ours but do not have priority over us. To the extent an investment is determined by Blackstone to satisfy the investment objectives of us and such Other Blackstone Accounts, such investment will be allocated in accordance with Blackstone’s prevailing policies and procedures described above.
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
The Adviser and its affiliates calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion, taking into account a variety of considerations, which may include, without limitation, net asset value, any actual or anticipated allocations, expected future fundraising and uses of capital, expected investor and other third-party co-investment allocation (i.e., when additional capital is raised alongside a private fund for a single investment) of Other Blackstone Accounts, applicable investment guidelines, excuse rights and investor preferences, any or all reserves, vehicle sizes and stage of investment operations (e.g., early in a vehicle’s investment operations, the vehicle may receive larger allocations than it otherwise would in connection with launching and ramping up, targeted amounts of securities as determined by the Adviser and its affiliates, geographic limitations and actual or anticipated capital needs or other factors determined by the Adviser and its affiliates. Preliminary investment allocation decisions will generally be made on or prior to the time we and such Other Blackstone Accounts commit to make the investment (which in many cases is when the purchase agreement (or equivalent) in respect of such investment opportunity is signed), and are expected to be updated from time to time prior to the time of consummation of the investment (including after deposits are made thereon) due to changes in the factors that Blackstone considers in making investment allocations among us and Other Blackstone Accounts, including, for example, due to changes in available capital (including as a result of investor subscriptions or withdrawals, deployment of capital for other investments or a reassessment of reserves), changes in portfolio composition or changes in actual or expected investor or third-party co-investment allocation, in each case between the time of committing to make the investment and the actual funding of the investment. Such adjustments in investment allocations could be material, could result in a reduced or increased allocation being made available to us and there can be no assurance that we will not be adversely affected thereby. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Blackstone Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other Blackstone Accounts may adversely impact our allocation of particular investment opportunities. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.
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
Blackstone reserves the right to raise and/or manage Other Blackstone Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the United States and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or rental housing) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Blackstone Accounts that are actively investing and similar overlap with future Other Blackstone Accounts. The closing of an Other Blackstone Account could result in the reallocation of Blackstone personnel, including reallocation of existing real estate professionals, to such Other Blackstone Account. In addition, potential investments that may be suitable for us may be directed toward such Other Blackstone Account.
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
Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of Other Blackstone Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
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
In addition, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with certain investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) for such investor’s (and/or one or more of their affiliates’) investments in one or more Other Blackstone Accounts (“Strategic Relationships”). A Strategic Relationship may involve an investor agreeing to make a capital commitment to two or more Other Blackstone Accounts, including but not limited to the Company. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. As a result, Blackstone may be incentivized to allocate investment opportunities to certain Other Blackstone Accounts or source investment opportunities for Strategic Relationships.
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
LivCor. We have engaged LivCor, L.L.C., a portfolio company owned by a Blackstone-advised fund for certain of our rental housing properties.
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
Longview. We have engaged Longview Senior Housing Advisors, LLC, a portfolio company owned by a Blackstone-advised fund for certain of our senior living rental housing properties.

Revantage. We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management) and transaction support services to certain of our investments directly.
BeamLiving. We have engaged Beam Living, a portfolio company owned by a Blackstone-advised fund for certain of our residential properties.
Binominal. We have engaged Binomial Real Estate, LLC (“Binomial”), an affiliate of Blackstone, to provide loan servicing for re-performing loans and other debt investments held by us and other services, including, without limitation, administrative, collection and transaction support services.
We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for our benefit to us, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio property; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore we could pay more than our pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “revenue” basis, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone may engage our portfolio entities, including Simply Self Storage, QTS Realty Trust, Home Partners of America, American Campus Communities, April Housing and any of our future portfolio entities, to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio entity incurred prior to such engagement.
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
For more information regarding our relationships with Blackstone entities providing services to us or our subsidiaries, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K, each as incorporated herein by reference.
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
We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C., an affiliate of Blackstone, pursuant to which we may borrow up to $75.0 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, the SOFR rate applicable to such Loan plus 2.50%. Because this line of credit is with an affiliate of Blackstone, the terms of the agreement were not negotiated at arm’s-length. Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.
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
We, Other Blackstone Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of us, Other Blackstone Accounts and/or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Blackstone Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other Blackstone Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Blackstone Accounts, their portfolio entities or Blackstone. There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other Blackstone Accounts or a portfolio entity or otherwise benefit such entities.
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
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock” in the Prospectus), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed
Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons would be determined by looking through pass through entities and certain U.S.corporations, among others. We cannot assure you that we qualify or would qualify as a domestically controlled REIT at any time, including under the proposed regulations or the final rules if finalized in the proposed form. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock” in the Prospectus.
A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock— Distributions, and—Repurchases of our Common Stock” in the Prospectus.
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
However, under current law, continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. Our taxable REIT subsidiaries operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, our shares or market conditions generally, is uncertain.

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
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in shares of our common stock, the fiduciary could be subject to civil penalties.
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
Stockholders subject to ERISA and/or Section 4975 of the Code should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors” (within the meaning of Section 3(42) of ERISA)) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.
We may face risks arising from potential control group liability.
Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if we invested in a control type investment and if we were found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 17, 2023 there were 118,145 holders of record of our Class S common stock, 56,528 holders of record of our Class I common stock, 9,323 holders of record of our Class T common stock, and 35,223 holders of record of our Class D common stock. Our Class C shares are offered only in a private offering and are not offered in the Offering. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2022:

	Class S Shares	Class I Shares	Class T Shares(1)	Class D Shares	Class C Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%	—
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
The Blackstone Advisory Partners L.P. (“Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. Through December 31, 2022, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees as all such amount were reallowed to participating broker-dealers.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.
The following table presents our monthly NAV per share for each of the four classes of shares from January 31, 2020 through December 31, 2022(1):

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2020	$11.5029	$11.4776	$11.2933	$11.3311
February 29, 2020	11.4430	11.4183	11.2339	11.2715
March 31, 2020	10.4637	10.4391	10.2709	10.3054
April 30, 2020	10.4825	10.4493	10.2997	10.3487
May 31, 2020	10.5798	10.5464	10.3947	10.4438
June 30, 2020	10.7439	10.7100	10.5557	10.6047
July 31, 2020	10.7800	10.7471	10.5914	10.6392

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
August 31, 2020	10.9604	10.9271	10.7676	10.8166
September 30, 2020	11.2015	11.1686	11.0048	11.0532
October 31, 2020	11.3607	11.3279	11.1613	11.2028
November 30, 2020	11.4751	11.4424	11.2733	11.3124
December 31, 2020	11.5878	11.5547	11.3847	11.4213
January 31, 2021	11.6987	11.6657	11.4940	11.5267
February 28, 2021	11.8193	11.7875	11.6145	11.6436
March 31, 2021	11.9269	11.8964	11.7233	11.7476
April 30, 2021	12.1273	12.0979	11.9228	11.9419
May 31, 2021	12.4355	12.4088	12.2307	12.2443
June 30, 2021	12.6302	12.6072	12.4301	12.4303
July 31, 2021	12.9192	12.8989	12.7174	12.7079
August 31, 2021	13.2188	13.2019	13.0184	12.9906
September 30, 2021	13.5118	13.5008	13.3152	13.2637
October 31, 2021	13.9072	13.9017	13.7102	13.6467
November 30, 2021	14.0657	14.0634	13.8756	13.7987
December 31, 2021	14.3008	14.2998	14.1112	14.0283
January 31, 2022	14.5266	14.5322	14.3344	14.2465
February 28, 2022	14.6411	14.6406	14.4362	14.3500
March 31, 2022	14.8234	14.8229	14.6156	14.5273
April 30, 2022	14.9649	14.9680	14.7523	14.6608
May 31, 2022	14.9758	14.9810	14.7588	14.6681
June 30, 2022	14.9778	14.9828	14.7601	14.6688
July 31, 2022	14.9990	15.0041	14.7803	14.6886
August 31, 2022	15.0898	15.0947	14.8688	14.7761
September 30, 2022	15.1036	15.1083	14.8817	14.7879
October 31, 2022	15.0587	15.0634	14.8367	14.7430
November 30, 2022	14.8732	14.8777	14.6533	14.5607
December 31, 2022	14.8234	14.8279	14.6008	14.5117
(1)The Company filed supplementary articles on December 30, 2022, which designated Class C shares. As of December 31, 2022, no Class C shares were outstanding.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, and Class D common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and shares/units in thousands):

Components of NAV	December 31, 2022
Investments in real estate	$117,487,394
Investments in real estate debt	9,743,492
Investments in unconsolidated entities	11,351,005
Cash and cash equivalents	1,281,292
Restricted cash	973,200
Other assets	5,739,318
Mortgage notes, term loans, and revolving credit facilities, net	(64,923,132)
Secured financings of investments in real estate debt	(4,966,685)
Subscriptions received in advance	(208,632)
Other liabilities	(2,712,950)
Accrued performance participation allocation	—
Management fee payable	(71,644)
Accrued stockholder servicing fees(1)	(19,230)
Non-controlling interests in joint ventures	(5,149,072)
Net Asset Value	$68,524,356
Number of outstanding shares/units	4,631,900

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fees as an offering cost at the time we sell Class S, Class T and Class D shares. As of December 31, 2022, the Company has accrued under GAAP $1.6 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Third-party Operating Partnership Units (1)	Total
Allocable NAV	$23,679,070	$35,508,902	$1,060,010	$6,115,619	$2,160,755	$68,524,356
Number of outstanding shares/units(2)	1,597,414	2,394,737	72,599	421,428	145,722	4,631,900
NAV Per Share/Unit as of December 31, 2022	$14.8234	$14.8279	$14.6008	$14.5117	$14.8279
(1)Includes the partnership interests of BREIT OP held by the Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than us.
(2)The Company filed supplementary articles on December 30, 2022, which designated Class C shares. As of December 31, 2022, no Class C shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2022:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.0%	5.4%
Industrial	6.8%	5.6%
Net Lease	6.8%	5.8%
Hospitality	9.5%	9.1%
Data Centers	7.3%	6.1%
Self Storage	7.1%	5.6%
Office	6.6%	5.2%
Retail	7.1%	5.9%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.3%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.6)%	(1.1)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+3.5%	+2.6%	+1.4%	+1.6%	+2.8%	+3.7%	+2.8%
(weighted average)	0.25% increase	(2.8)%	(3.2)%	(2.4)%	(1.3)%	(1.5)%	(2.5)%	(3.3)%	(2.5)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2022
Stockholders’ equity	$44,455,264
Non-controlling interests attributable to BREIT OP	1,466,592
Redeemable non-controlling interest	344,145
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	46,266,001
Adjustments:
Accrued stockholder servicing fees	1,568,948
Accrued affiliate incentive compensation awards	(54,941)
Accumulated depreciation and amortization under GAAP	8,569,737
Unrealized net real estate and real estate debt appreciation	12,174,611
NAV	$68,524,356
The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction of NAV on a monthly basis when such fees are paid.
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
–Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and repurchase agreements (collectively, “Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock (other than class C shares), which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Such class of our common stock received the same aggregate gross distribution per share, which was $0.6685 per share for the year ended December 31, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes for the years ended December 31, 2022, 2021 and 2020:

Declaration Year	Class S Shares	Class I Shares	Class T Shares	Class D Shares
2022(1)	$0.5412	$0.6685	$0.5431	$0.6319
2021	0.5412	0.6508	0.5427	0.6191
2020	0.5412	0.6354	0.5425	0.6080
(1)The Company filed supplementary articles on December 30, 2022, which designated Class C shares. As of December 31, 2022, no Class C shares were outstanding. Class C shares are substantially similar to Class I shares, except we expect that our board of directors will generally authorize and declare minimal distributions, if any, with respect to the Class C shares and instead its share of income will accrete into its NAV.
For the years ended December 31, 2022, 2021 and 2020, we declared distributions in the amount of $2.7 billion, $1.6 billion and $948.0 million, respectively. The following table outlines the tax character of our distributions paid in 2022, 2021 and 2020 as a percentage of total distributions. The distribution declared on December 31, 2022, 2021, and 2020 was paid in January of the following year and is excluded from the analysis below as it was a 2022, 2021, and 2020 tax event.

	Ordinary Income(1)	Capital Gains	Return of Capital
2022 Tax Year	—%	5.65%	94.35%
2021 Tax Year	4.73%	3.36%	91.91%
2020 Tax Year	—%	—%	100.00%
(1)4.73% of the distributions paid in 2021 are non-qualified.

The following table details our distributions declared during the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,276,365	48%	$758,741	47%	$439,522	46%
Reinvested in shares	1,405,121	52%	843,172	53%	508,512	54%
Total distributions	$2,681,486	100%	$1,601,913	100%	$948,034	100%
Sources of Distributions
Cash flows from operating activities(1)	$2,681,486	100%	$1,601,913	100%	$948,034	100%
Net gains from investment realizations	—	—	—	—	—	—%
Indebtedness	—	—	—	—	—	—%
Total sources of distributions	$2,681,486	100%	$1,601,913	100%	$948,034	100%

Cash flows from operating activities	$2,728,677		$1,783,085		$971,904
Funds from Operations(2)	$2,508,439		$1,210,441		$406,071
Adjusted Funds from Operations(2)	$2,132,484		$1,286,347		$732,421
Funds Available for Distribution(2)	$1,865,474		$1,289,474		$784,901
(1)As of December 31, 2022, our inception to date cash flows from operating activities funded 100% of our distributions.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations, Adjusted Funds from Operations, and Funds Available for Distribution, for reconciliations of these metrics to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe FFO is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that AFFO is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) unrealized (gains) losses from changes in fair value of financial instruments, (vi) net forfeited investment deposits, (vii) amortization of restricted stock awards, (viii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ix) severance costs, (x) gain or loss on involuntary conversion, (xi) amortization of deferred financing costs, (xii) losses (gains) on extinguishment of debt, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that FAD is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and

(ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
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
The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to BREIT stockholders	$(883,519)	$(804,783)	$(853,399)
Adjustments to arrive at FFO:
Depreciation and amortization	4,504,687	2,093,023	1,398,965
Impairment of investments in real estate	33,554	—	12,343
Net (gain) loss on dispositions of real estate	(799,154)	1,523	(113,173)
Net gain on change in control	(20,370)	—	—
Amount attributable to non-controlling interests for above adjustments	(326,759)	(79,322)	(38,665)
FFO attributable to BREIT stockholders	2,508,439	1,210,441	406,071
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(270,223)	(165,986)	(154,093)
Amortization of above and below-market lease intangibles	(52,037)	(24,680)	(18,610)
Amortization of mortgage premium/discount	6,650	(2,879)	(1,223)
Organization costs	6,576	—	—
Unrealized (gains) losses from changes in fair value of financial instruments(1)	(1,113,318)	(1,208,557)	241,554
Net forfeited investment deposits	5,263	—	12,750
Amortization of restricted stock awards	9,381	580	400
Performance participation allocation	742,670	1,378,959	192,648
Severance costs	41,527	—	—
Incentive compensation awards	35,475	14,368	1,394
Gain on involuntary conversion	—	—	(275)
Amortization of deferred financing costs	177,354	66,209	41,216
Loss on extinguishment of debt	11,476	16,331	10,356
Amount attributable to non-controlling interests for above adjustments	23,251	1,561	233
AFFO attributable to BREIT stockholders	2,132,484	1,286,347	732,421
Adjustments to arrive at FAD:
Management fee	837,687	445,291	224,776
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(515,820)	(253,886)	(133,628)
Stockholder servicing fees	(214,625)	(118,811)	(66,910)
Realized (gains) losses on financial instruments(1)	(369,064)	(67,316)	29,820
Amount attributable to non-controlling interests for above adjustments	(5,188)	(2,151)	(1,578)
FAD attributable to BREIT stockholders	$1,865,474	$1,289,474	$784,901
(1)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt, equity securities, and derivatives.

(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.
Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to a management fee equal to 1.25% per annum payable monthly in cash, shares of common stock, and/or BREIT OP Units, in each case at the Adviser's election. For the years ended December 31, 2022 and 2021, the Adviser elected to receive its management fees in Class I shares. We issued 51.3 million unregistered Class I shares to the Adviser in satisfaction of the 2022 management fees through November 2022. Additionally, we issued 4.8 million unregistered Class I shares to the Adviser in January 2023 in satisfaction of the December 2022 management fee.
Beginning with the quarter ended March 31, 2022, the Special Limited Partner was entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The Company issued 54.9 million Class I units in BREIT OP to the Special Limited Partner as payment for $817.5 million of Quarterly Allocations through September 30, 2022. If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received aggregate Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end Performance Allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains. The Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time. If any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) must promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash. For the year ended December 31, 2022, the year-end performance participation allocation was less than the previously settled aggregate Quarterly Allocations during the calendar year 2022, resulting in a Quarterly Shortfall amount equal to approximately $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and is included as a component of Other Assets on the Company's Consolidated Balance Sheets. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares (on a one-for-one basis). Each issuance to the Adviser and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
As further described in Note 2 and Note 10 to our consolidated financial statements, we issued incentive compensation awards to certain employees of affiliated portfolio company service providers and certain wholly-owned subsidiaries that entitle them to receive an allocation of total return over a certain hurdle amount, as determined by us. The 2022 portfolio company and wholly-owned subsidiaries incentive compensation awards of $54.4 million became payable on December 31, 2022, and in January 2023, we issued approximately 3.7 million restricted Class I shares to employees of our affiliated portfolio companies and certain wholly-owned subsidiaries. The 2021 portfolio company incentive compensation awards of $53.8 million became payable on December 31, 2021 and in January 2022, we issued approximately 3.5 million restricted Class I units in BREIT OP to certain employees of our affiliated portfolio companies and 0.3 million restricted Class I shares to certain wholly-owned subsidiaries.
We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares, which in turn offers interests in itself to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2022, we received $4.5 billion from selling 303.8 million unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Current Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (the “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D and Class C shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months. For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the fourth quarter of 2022, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in November 2022 and December 2022.
Should repurchase requests, in our board of director's judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Further, our board of directors will in certain circumstances, make exceptions to, modify and suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if it deems such action to be in our best interests and the best interests of our stockholders. In the event that our board of directors determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
During the three months ended December 31, 2022, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2022	120,150,357	2.8%	$15.07	120,150,357	—
November 2022(2)	89,083,671	2.0%	$15.02	89,083,671	—
December 2022(2)	10,118,654	0.2%	$14.84	10,118,654	—
Total	219,352,682	5.0%	$15.04	219,352,682	—

(1)Represents the aggregate NAV of the shares repurchased under our share repurchase plan over the aggregate NAV of all shares outstanding based on the NAV as of the last calendar day of the prior month.
(2)For the months ended November 30, 2022 and December 31, 2022, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's share repurchase plan, the Company fulfilled 43% of requested repurchases in November 2022 and 4% of requested repurchases in December 2022.

The Special Limited Partner continues to hold 23,243,995 Class I units in BREIT OP. The redemption of Class I units, Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan. During the three months ended December 31, 2022, the Adviser and Special Limited Partner did not submit shares received as management fee and performance participation allocation, respectively, for repurchase.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Section of the Annual Report on Form 10-K discusses 2022 and 2021 items and year to year comparison between 2022 and 2021. For the discussion of 2022 compared to 2021, see “Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report for the year ended December 31, 2021, which specific discussion is incorporated by reference.
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
Overview
Blackstone Real Estate Income Trust, Inc. (“BREIT,” the “Company,” “we,” “us,” or “our” invests primarily in stabilized income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Additional unconsolidated interests are included in the respective property segment.
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
As of March 17, 2023, we had received net proceeds of $71.9 billion from the sale of 5.6 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world.

During the year ended December 31, 2022, global markets experienced significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth. Continued global supply chain disruption, rising energy costs and the ongoing war between Russia and Ukraine are also contributing to economic and geopolitical uncertainty.

Inflation remains elevated and has caused the Federal Reserve to raise interest rates through 2022 with indications of future increases, which has created further uncertainty for the economy and for our stockholders. Additionally, rising interest rates, increasing costs and supply chain issues may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. While there is a debate among economists as to whether such factors, coupled with recent periods of economic contraction in the United States, indicate that the United States has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

2022 Highlights
Operating Results:
•Declared monthly net distributions totaling $2.7 billion for the year ended December 31, 2022. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.6%	4.5%	3.7%	4.3%
Year-to-Date Total Return, without upfront selling commissions(2)	7.5%	8.4%	7.4%	8.0%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.8%	N/A	3.7%	6.4%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.6%	12.5%	12.0%	12.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	10.9%	N/A	11.3%	12.2%
Investment Activity:
•Acquired 270 rental housing properties, 51 retail properties, 34 self storage properties, 13 industrial properties, eight office properties, seven hospitality properties, three data centers and one net lease property, as well as 5,761 wholly-owned single family rental homes, for a total purchase price of $35.9 billion during the year ended December 31, 2022. The acquisitions are consistent with our strategy of acquiring stabilized, income-generating commercial real estate across asset classes concentrated in high growth markets and included the following:
◦The Company, through a joint venture with certain affiliates, acquired all outstanding shares of common stock of American Campus Communities (“ACC”), a publicly traded REIT and the largest owner, manager and developer of high-quality student housing communities in the U.S., for $12.8 billion. The Company currently owns 69% of the joint venture.
◦Acquired all outstanding shares of common stock of Preferred Apartment Communities Inc. (“PAC”), a publicly traded REIT, for $5.8 billion. PAC’s core portfolio includes 44 high-quality multifamily communities totaling approximately 12,000 units concentrated largely in Atlanta, Orlando, Tampa, Jacksonville, Charlotte and Nashville and 51 grocery-anchored retail assets comprising approximately 6 million square feet, located predominantly in Atlanta, Orlando, Nashville and Raleigh.
◦Acquired all outstanding shares of common stock of Resource REIT, Inc. (“Resource”), a public non-traded REIT, for $3.7 billion, including the assumption of debt. Resource’s core portfolio includes 42 apartment communities totaling more than 12,600 units concentrated largely in Arizona, Colorado, Florida, Georgia and Texas.
•Invested a net $1.5 billion in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related investments in debt during the year ended December 31, 2022.
•Sold 55 rental housing properties, 64 industrial properties, seven self-storage properties and two hospitality properties, as well as 573 single family rental homes, for total net proceeds of $2.9 billion and a net realized gain of $0.8 billion during the year ended December 31, 2022.
Capital and Financing Activity:
•Raised $20.8 billion from the sale of shares of our common stock and through public and private offerings during the year ended December 31, 2022. Repurchased $10.5 billion of shares of our common stock from third-party investors during the year ended December 31, 2022.
•Increased property-level financings by $24.1 billion during the year ended December 31, 2022.
•Closed on a secured acquisition warehouse facility with $2.3 billion funded during the year ended December 31, 2022. Such facility provides us with bridge financing capacity for certain acquisitions.
•Increased the capacity of our unsecured credit facilities by $3.7 billion during the year ended December 31, 2022.
•Closed on $1.1 billion of unsecured term loans with a weighted average maturity date of January 30, 2026 during the year ended December 31, 2022.
•Entered into interest rate swaps agreements with an aggregate notional balance of $23.3 billion and interest rate cap agreements with an aggregate notional balance of $14.1 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt obligations during the year ended December 31, 2022.
Current Portfolio:
•Our portfolio as of December 31, 2022 consisted of investments in real estate (93% based on fair value) and investments in real estate debt (7%).
•Our 5,172 properties(3) as of December 31, 2022 consisted primarily of Rental Housing (55% based on fair value), Industrial (23%), and Net Lease (7%), and our portfolio of real estate was primarily concentrated in the following regions: South (38%), West (33%) and East (17%).

•Our investments in real estate debt as of December 31, 2022 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

(1)The annualized distribution rate is calculated by averaging each of the twelve months’ annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
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
(3)Excludes 28,776 single family rental homes. Such single family rental homes are included in the fair value amounts.

Subsequent Event Highlights

UC Investment

As of January 1, 2023, the Regents of the University of California (“UC Investments”), subscribed for an aggregate 268.9 million of the Company’s Class I shares for a total purchase price of $4.0 billion. The investment was made at the Company’s January 1, 2023 public offering price with fees and terms consistent with existing shareholders. In connection with this investment, a subsidiary of Blackstone entered into a long-term strategic venture with UC Investments.
Blackstone contributed $1.0 billion of its current holdings in the Company as part of the strategic venture, which provides a waterfall structure with UC Investments receiving a 11.25% minimum annualized net return on its investment in the Company’s shares (supported by a pledge of Blackstone’s contribution) and upside from its investment. In exchange, Blackstone will be entitled to receive an incremental 5% cash promote payment from UC Investments on any returns received in excess of the specified minimum, in addition to the existing management and incentive fees borne by all holders of Class I shares of the Company. The pledge will also extend to any appreciation and dividends received by Blackstone in respect of the contributed $1.0 billion. After January 2028, the parties have the option to request repurchase of their investments ratably over two years (a minimum average 6-year hold).
MGM Grand and Mandalay Bay Disposition
On January 9, 2023, BREIT sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of approximately $1.3 billion, resulting in a gain on sale of $430.4 million.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2022:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2022:
(1) “Property Sector” weighting is measured as the asset value of our real estate investments for each sector divided by the total asset value of all real estate investments. “Region Concentration” reflects regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”), and the weighting is measured as the asset value of our real estate investments in each region, other than equity in public and private real estate-related companies, divided by the total value of all such real estate investments. “Non-U.S.” reflects investments in Europe and Canada. “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.

The following table provides a summary of our portfolio by segment as of December 31, 2022:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Rental Housing(6)	1,252	290,306 units	94%	$14,210	$73,727,145	$4,421,335	54%
Industrial	3,266	453,023 sq. ft.	97%	$5.54	27,185,153	1,732,690	21%
Net Lease	4	31,650 sq. ft.	100%	N/A	10,021,960	641,640	8%
Data Centers	76	12,104 sq. ft.	100%	$14.59	4,726,899	108,754	1%
Hospitality	267	37,257 keys	70%	$183.86/$129.35	3,773,471	753,675	9%
Self Storage	208	16,228 sq. ft.	90%	$15.35	3,251,856	228,120	3%
Office	15	5,978 sq. ft.	97%	$36.81	3,210,882	150,846	2%
Retail	84	11,432 sq. ft.	95%	$18.29	2,941,033	197,890	2%
Total	5,172				$128,838,399	$8,234,950	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of December 31, 2022. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2022. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended December 31, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2022. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2022. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(3)For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized December 31, 2022 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the year ended December 31, 2022 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the year ended December 31, 2022. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of December 31, 2022.
(5)Segment revenue is presented for the year ended December 31, 2022. Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of December 31, 2022:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
TA Multifamily Portfolio	4	Various	April 2017	100%	1,744 units	96%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	92%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	93%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	92%
Aston Multifamily Portfolio	14	Various	Various	100%	3,145 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	92%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	91%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	92%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	95%
Wave Multifamily Portfolio	5	Various	May 2018	100%	1,902 units	90%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	95%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	91%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	93%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	96%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	14	Various	Feb. 2019	100%	3,743 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	94%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	89%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	96%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	93%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	95%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	90%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	94%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	93%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	96%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	89%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	91%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	96%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	92%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	92%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	92%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	18	Various	Feb. & May 2020	98%	7,055 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	88%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	96%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	96%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	93%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	96%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	95%
Jaguar Multifamily Portfolio	11	Various	Nov. & Dec. 2020	100%	3,788 units	93%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	94%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	94%
Southeast Multifamily Portfolio	2	Lebanon, TN & Sanford, FL	Feb. 2021	98%	330 units	95%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	95%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	95%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	95%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	88%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	93%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	95%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	98%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	91%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	93%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	91%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	91%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	96%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	95%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	95%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	97%
Rapids Multifamily Portfolio	39	Various	May 2022	100%	11,672 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	899 units	94%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,332 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	97%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	89%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	92%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	95%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	95%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	92%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	80%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	25	Various	Dec. 2020	99.6%	6,333 units	87%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	98%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	98%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	99%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	94%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	99%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	93%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	99%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	99%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	99%
American Campus Communities	150	Various	Aug. 2022	69%	36,545 units	98%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,776 units	92%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	95%	3,233 units	89%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	594	Various	Dec. 2021	Various(6)	74,286 units	96%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	99%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	98%
Total Rental Housing	1,252				290,306 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	98%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	4	Various	Nov. 2017	100%	1,427 sq. ft.	83%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	135	Various	March 2018	100%	19,860 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	88	Various	Nov. 2018	99%	11,582 sq. ft.	98%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	100%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	99%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	300	Various	Sept. 2019	100%	58,925 sq. ft.	98%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	89%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	98%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	19	Various	Jan. & Aug. 2021	85%	2,927 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	94%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,720 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	132	Various	Oct. 2021	Various	34,935 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	99%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A
Carrix Ports Portfolio(9)	N/A	Various	Nov. 2021	8%	N/A	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,068 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	100%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(7)	70	Various	Dec. 2021	23%	10,781 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	90%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,656	Various Europe	Various	15%	153,297 sq. ft.	N/A
Total Industrial	3,266				453,023 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
MGM Grand Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	6,917 sq. ft.	N/A
Mandalay Bay Net Lease(7)	1	Las Vegas, NV	Feb. 2020	49.9%	9,324 sq. ft.	N/A
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	4				31,650 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	62	Various	Aug. 2021	33.4%	9,411 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(10)	N/A	Various	May 2022	12%	N/A	N/A
Total Data Centers	76				12,104 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	70%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	58%
Florida Select-Service 4-Pack	4	Tampa & Orlando, FL	July 2017	100%	476 keys	76%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	65%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	75%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	82%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	5	Various	Aug. 2018	100%	601 keys	76%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	65%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	71%
Staybridge Suites Reno	1	Reno, NV	Nov. 2018	100%	94 keys	81%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	70%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	77%
Raven Select Service Portfolio	19	Various	June 2019	100%	2,350 keys	71%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	60%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	61%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	69%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	85%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	72%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	56%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. 2022 & Oct. 2022	100%	1,404 keys	70%
Total Hospitality	267				37,257 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,320 sq. ft.	92%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	92%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	89%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	94%
Simply Self Storage	95	Various	Dec. 2020	100%	8,023 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	159 sq. ft.	94%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	92%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	95%
Flamingo Self Storage Portfolio	6	Various	Various	98%	396 sq. ft.	92%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	91%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,202 sq. ft.	92%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	94%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	93%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	88 sq. ft.	93%
The Park Self Storage	1	Arlington, WA	March 2022	100%	45 sq. ft.	93%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	2,283 sq. ft.	91%
Columbus Self Storage Portfolio	4	Various	April 2022	100%	346 sq. ft.	93%
Boxer Self Storage	1	Fort Mill, NC	April 2022	100%	64 sq. ft.	94%
Native Self Storage	1	Stockton, CA	April 2022	100%	87 sq. ft.	85%
Total Self Storage	208				16,228 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	95%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(4)	3	Various	June 2022	100%	1,072 sq. ft.	95%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	15				5,978 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	236 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	82%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	94%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	99%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	689 sq. ft.	94%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	98%
Pike Retail Portfolio(4)(11)	52	Various	June 2022	Various	5,736 sq. ft.	94%
Total Retail	84				11,432 sq. ft.

Total Investments in Real Estate	5,172
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
(3)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of December 31, 2022. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2022. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended December 31, 2022. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2022. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2022. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 18,009 consolidated single family rental homes, a 44% interest in 8,964 unconsolidated single family rental homes, and a 12% interest in 1,803 unconsolidated single family rental homes.
(6)Includes various ownership interests in 507 consolidated affordable housing units and 87 unconsolidated affordable housing units.
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
(11)Includes 51 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of December 31, 2022 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023	564	$119,308	7%	19,998	10%
2024	653	174,820	10%	30,937	15%
2025	567	136,567	8%	21,844	11%
2026	525	172,079	10%	31,484	16%
2027	564	192,251	11%	29,330	15%
2028	285	126,129	7%	20,913	10%
2029	134	84,336	5%	10,345	5%
2030	106	90,652	5%	10,310	5%
2031	66	27,314	2%	3,409	2%
2032	47	39,843	2%	3,417	2%
Thereafter	100	565,003	33%	18,939	9%
Total	3,611	$1,728,302	100%	200,926	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2022 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of December 31, 2022:

Credit Rating[1]

A
1%
CCC
<1%
BBB
11%
Not Rated (2)
34%
Private
CRE Loans
17%
BB
18%
B
19%

Collateral Type[1]

Diversified
<1%
Other
4%
Office
6%
Net Lease
10%
Rental
Housing
32%
Hospitality
19%
Industrial
29%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 64.3% and are primarily composed of 49.6% industrial and 43.0% rental housing assets, and includes interest-only securities with a fair value of $37.4 million.
The following table details our investments in real estate debt as of December 31, 2022 ($ in thousands):

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.9%	5/13/2033	$8,436,593	$8,358,188	$7,685,192
RMBS	4.5%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	6.4%	1/18/2034	8,957,526	8,877,751	8,083,266
Commercial real estate loans	L+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	3.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	6.7%	10/29/2032	$10,656,568	$10,560,459	$9,743,492
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, Euro Interbank Offered Rate (“EURIBOR”), SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of December 31, 2022 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of December 31, 2022, we have interest rate swaps outstanding with a notional value of $1.4 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of derivatives.

(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.7 billion as of December 31, 2022. In addition, CMBS includes zero-coupon securities of $215.1 million as of December 31, 2022.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022 and 2021 ($ in thousands, except per share data):

	Year Ended December 31,		Change
	2022	2021	$
Revenues
Rental revenue	$6,564,119	$3,140,528	$3,423,591
Hospitality revenue	721,654	412,338	309,316
Other revenue	360,605	143,805	216,800
Total revenues	7,646,378	3,696,671	3,949,707
Expenses
Rental property operating	2,916,936	1,192,571	1,724,365
Hospitality operating	508,868	316,144	192,724
General and administrative	52,652	32,046	20,606
Management fee	837,687	445,291	392,396
Performance participation allocation	742,670	1,378,959	(636,289)
Impairment of investments in real estate	33,554	—	33,554
Depreciation and amortization	4,098,366	1,919,932	2,178,434
Total expenses	9,190,733	5,284,943	3,905,790
Other income (expense)
Income from unconsolidated entities	182,249	205,980	(23,731)
(Loss) income from investments in real estate debt	(27,073)	391,867	(418,940)
Change in net assets of consolidated securitization vehicles	(42,119)	106,240	(148,359)
Income from equity securities and interest rate derivatives	1,967,549	894,544	1,073,005
Net gain on dispositions of real estate	808,846	7,881	800,965
Interest expense	(2,325,204)	(834,852)	(1,490,352)
Loss on extinguishment of debt	(11,476)	(16,331)	4,855
Other expense	(88,725)	(3,221)	(85,504)
Total other income	464,047	752,108	(288,061)
Net loss	$(1,080,308)	$(836,164)	$(244,144)
Net loss attributable to non-controlling interests in third party joint ventures	$173,109	$22,090	$151,019
Net loss attributable to non-controlling interests in BREIT OP	23,680	9,291	14,389
Net loss attributable to BREIT stockholders	$(883,519)	$(804,783)	$(78,736)
Net loss per share of common stock — basic and diluted	$(0.20)	$(0.30)	$0.10
Rental Revenue
During the year ended December 31, 2022, rental revenue increased $3.4 billion as compared to the year ended December 31, 2021. The increase can primarily be attributed to a $0.2 billion increase in same property revenues and a $3.2 billion increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to December 31, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the year ended December 31, 2022, hospitality revenue increased $309.3 million as compared to the year ended December 31, 2021. The increase can primarily be attributed to a $179.2 million increase in same property revenues and a $130.1 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to December 31, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.

Other Revenue
During the year ended December 31, 2022, other revenue increased $216.8 million as compared to the year ended December 31, 2021. The increase can primarily be attributed to a $12.5 million increase in same property revenues and a $204.2 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2021 to December 31, 2022. See Same Property Results of Operations section for further details of the increase in same property revenues.
Rental Property Operating Expenses
During the year ended December 31, 2022, rental property operating expenses increased $1.7 billion as compared to the year ended December 31, 2021. The increase can primarily be attributed to a $51.9 million increase in same property operating expenses and a $1.6 billion increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2021 to December 31, 2022. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the year ended December 31, 2022, hospitality operating expenses increased $192.7 million as compared to the year ended December 31, 2021. The increase can primarily be attributed to a $98.8 million increase in same property operating expenses and a $94.0 million increase in non-same property expenses due to the real estate acquisitions we made from January 1, 2021 to December 31, 2022. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the year ended December 31, 2022, the management fee increased $392.4 million compared to the year ended December 31, 2021. The increase was primarily due to the $14.4 billion increase in our NAV from December 31, 2021 to December 31, 2022.
Performance Participation Allocation
During the year ended December 31, 2022, the performance participation allocation expense decreased $636.3 million compared to the year ended December 31, 2021. The decrease was primarily the result of a lower total return for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Impairment of Investments in Real Estate
During the year ended December 31, 2022, we recognized impairments of $33.6 million on certain held-for-sale properties for which the carrying amount of such properties exceeded their fair value, less estimated closing costs. We did not recognize any impairment during the corresponding period in 2021.
Depreciation and Amortization
During the year ended December 31, 2022, depreciation and amortization increased $2.2 billion compared to the year ended December 31, 2021. The increase was primarily driven by the impact of acquisitions we made from January 1, 2021 through December 31, 2022, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the year ended December 31, 2022, income from unconsolidated entities decreased $23.7 million compared to the year ended December 31, 2021. The decrease was primarily attributable to a decrease in the fair value of $23.3 million of unconsolidated entities carried at fair value.
(Loss) Income from Investments in Real Estate Debt
During the year ended December 31, 2022, (loss) income from our investments in real estate debt decreased $418.9 million compared to the year ended December 31, 2021. The decrease was primarily due to an increase of $685.2 million in change in unrealized losses and an increase of $164.2 million in change in realized losses on investments in real estate debt. This was partially offset by an increase of $291.5 million in interest income and an increase of $138.3 million in unrealized gains on derivatives.

Change in Net Assets of Consolidated Securitization Vehicles
During the year ended December 31, 2022, the change in net assets of consolidated securitization vehicles decreased $148.4 million compared to the year ended December 31, 2021. The decrease was primarily attributable to an increase of $197.2 million in unrealized losses on investments in these securitization vehicles and an increase of $13.2 million in realized losses on such investments. This was partially offset by an increase of $62.0 million in interest income from additional investments.
Income from Equity Securities and Interest Rate Derivatives
During the year ended December 31, 2022, income from equity securities and interest rate derivatives increased $1.1 billion compared to the year ended December 31, 2021. The increase was primarily due to an increase of $2.3 billion of change in unrealized gains on our interest rate derivatives, partially offset by an increase of $1.4 billion of change in net realized/unrealized losses from equity securities.
Net Gain on Dispositions of Real Estate
During the year ended December 31, 2022, net gain on dispositions of real estate increased $801.0 million compared to the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $808.8 million of net gains from the sale of 55 rental housing properties, which included 573 single family rental homes, and 64 industrial properties, seven self storage properties, and two hospitality properties, compared to a $7.9 million of net gain from the disposition of 11 rental housing properties, which included 229 single family rental homes, during the year ended December 31, 2021.
Interest Expense
During the year ended December 31, 2022, interest expense increased $1.5 billion compared to the year ended December 31, 2021. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments and an increase in interest rates.
Other Expense
During the year ended December 31, 2022, other expense increased $85.5 million compared to the year ended December 31, 2021. The increase was primarily due to an increase of $41.5 million of severance costs, $12.8 million of abandoned deal costs and $31.2 million of other miscellaneous expenses.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non- GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) lease termination fees, (vi) property expenses not core to the operations of such properties, and (vii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income from equity securities and interest rate derivatives, (h) net gain (loss) on dispositions of real estate, (i) interest expense, (j) gain (loss) on extinguishment of debt, (k) other income (expense), and (l) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties are not included in same property results until the properties have achieved stabilization for both full periods presented. Properties held-for-sale, properties that are being re-developed, and interests in unconsolidated entities under contract for sale with hard deposit or other factors ensuring the buyer’s performance are excluded from same property results and are considered non-same property. We do not consider our investments in the real estate debt segment or equity securities to be same property.

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
For the years ended December 31, 2022 and December 31, 2021, our same property portfolio consisted of 218 rental housing, 782 industrial, one net lease, nine data centers, 56 hotel, 102 self storage, 13 retail, and two office properties.
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

The following table reconciles GAAP net loss to same property NOI for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	$
Net loss	$(1,080,308)	$(836,164)	$(244,144)
Adjustments to reconcile to same property NOI
Impairment of investments in real estate	33,554	—	33,554
Depreciation and amortization	4,098,366	1,919,932	2,178,434
Straight-line rental income and expense	(183,301)	(102,470)	(80,831)
Amortization of above- and below-market lease intangibles	(60,738)	(28,412)	(32,326)
Lease termination fees	(6,310)	(3,371)	(2,939)
Non-core property expenses	507,945	159,562	348,383
General and administrative	52,652	32,046	20,606
Management fee	837,687	445,291	392,396
Performance participation allocation	742,670	1,378,959	(636,289)
Incentive compensation awards(1)	33,807	14,368	19,439
Loss (income) from investments in real estate debt	27,073	(391,867)	418,940
Change in net assets of consolidated securitization vehicles	42,119	(106,240)	148,359
Income from equity securities and interest rate derivatives	(1,967,549)	(894,544)	(1,073,005)
Net gain on dispositions of real estate	(808,846)	(7,881)	(800,965)
Interest expense	2,325,204	834,852	1,490,352
Loss on extinguishment of debt	11,476	16,331	(4,855)
Other expense	88,725	3,221	85,504
Income from unconsolidated entities	(182,249)	(205,980)	23,731
NOI attributable to non-controlling interests in third party joint ventures	(162,911)	(48,946)	(113,965)
NOI from unconsolidated entities	730,228	281,358	448,870
NOI attributable to BREIT stockholders	5,079,294	2,460,045	2,619,249
Less: Non-same property NOI attributable to BREIT stockholders	3,108,427	716,647	2,391,780
Same property NOI attributable to BREIT stockholders	$1,970,867	$1,743,398	$227,469
(1) Included in rental property operating and hospitality operating expense on our Consolidated Statements of Operations.
The following table details the components of same property NOI for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Same property NOI
Rental revenue	$2,481,284	$2,291,972	$189,312	8%
Hospitality revenue	571,831	392,588	179,243	46%
Other revenue	94,274	81,775	12,499	15%
Total revenues	3,147,389	2,766,335	381,054	14%

Rental property operating	756,553	704,670	51,883	7%
Hospitality operating	385,664	286,836	98,828	34%
Total expenses	1,142,217	991,506	150,711	15%

Same property NOI attributable to non-controlling interests in third party joint ventures	(34,305)	(31,431)	(2,874)	9%
Same property NOI attributable to BREIT stockholders	$1,970,867	$1,743,398	$227,469	13%
Same Property – Rental Revenue
Same property rental revenue increased $189.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to a $179.6 million increase in base rental revenue and a $20.8 million increase in tenant reimbursement income as a result of higher operating expenses. This was partially offset by a $11.1 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.

The following table details the changes in base rental revenue period over period ($ in thousands):

			2022 vs. 2021
	Year Ended December 31,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2022	2021
Rental Housing	$1,121,330	$1,003,092	$118,238	(1)%	+13%
Industrial	661,628	621,898	39,730	+1%	+5%
Net Lease	255,323	250,317	5,006	—%	+2%
Self storage	106,307	91,813	14,494	(2)%	+18%
Retail	44,300	43,101	1,199	—%	+3%
Data centers	19,119	18,698	421	—%	+2%
Office	23,467	22,996	471	—%	+2%
Total base rental revenue	$2,231,474	$2,051,915	$179,559

Same Property – Hospitality Revenue
Same property hospitality revenue increased $179.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. ADR for the hotels in our same property portfolio increased from $142 to $173 while occupancy increased 12% and RevPAR increased from $88 to $120 during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Same Property – Other Revenue
Same property other revenue increased $12.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing properties during the year ended December 31, 2022.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $51.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in rental property operating expenses for the year ended December 31, 2022 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $98.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the year ended December 31, 2022.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $11.9 billion of liquidity as of March 16, 2023. When we refer to the liquidity of the Company, this includes amounts available under our undrawn revolving credit facilities of $9.9 billion as well as unrestricted cash and cash equivalents of $2.0 billion. We also generate incremental liquidity through our operating cash flows, which were $2.7 billion for the year ended December 31, 2022. In addition, we remain moderately leveraged (48% as of December 31, 2022) and can generate additional liquidity by incurring indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our investments in real estate and real estate debt investments, which were carried at $98.1 billion and $9.7 billion, respectively, as of December 31, 2022. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received since inception net proceeds of $71.9 billion as of March 16, 2023.

Capital Resources
As of December 31, 2022, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of December 31, 2022 ($ in thousands):

	December 31, 2022			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2022	December 31, 2021
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.7%	12/15/2028	N/A	$25,152,361	$19,086,525
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	L+2.4%	1/30/2027	N/A	34,141,570	20,075,465
Variable rate secured revolving credit facilities(4)	L+1.6%	6/5/2026	$4,211,100	2,608,778	1,614,550
Variable rate warehouse facilities(5)	L+1.9%	10/4/2025	$4,284,381	3,728,340	794,141
Total variable rate loans	L+2.3%			40,478,688	22,484,156
Total loans secured by our properties	5.5%			65,631,049	41,570,681

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	L+1.3%	12/26/2023	N/A	4,966,685	4,706,632

Unsecured loans:
Unsecured term loans	L+2.5%	1/30/2026	N/A	1,126,923	—
Unsecured variable rate revolving credit facilities	L+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	L+2.5%	1/24/2024	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	—

Total indebtedness				$71,724,657	$46,277,313
(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, one-month Canadian Dollar Offered Rate (“CDOR”), EURIBOR, and SONIA as applicable to each loan or secured financing. As of December 31, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $14.1 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)Includes $364.5 million and $396.3 million of loans related to our investment in affordable housing properties as of December 31, 2022 and December 31, 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(5)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The table above excludes consolidated senior CMBS positions owned by third-parties, which are reflected in our consolidated GAAP balance sheets, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

The following table is a summary of the impact of derivatives on our weighted average interest rate as of December 31, 2022:

December 31, 2022
Weighted average interest rate of loans secured by our properties	5.5%
Impact of derivatives	(1.2)%
Net weighted average interest rate of loans secured by our properties	4.3%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).
As of March 17, 2023, we have received net proceeds of $11.3 billion from selling an aggregate of 758.0 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner, (consisting of 277.2 million Class S shares, 350.5 million Class I shares, 15.6 million Class T shares, and 114.7 million Class D shares).
Capital Uses
Our primary capital needs are to acquire our investments, which we expect to fund with our liquidity and other capital resources. We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations include distributions to our stockholders, repurchase requests of shares of our common stock pursuant to our share repurchase plan, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. In the fourth quarter of 2022, we received repurchase requests that exceeded the 2%
monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in November
2022 and December 2022. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2022	2021
Cash flows provided by operating activities	$2,728,677	$1,783,085
Cash flows used in investing activities	(30,850,066)	(40,639,158)
Cash flows provided by financing activities	26,973,179	41,228,986
Net increase in cash and cash equivalents and restricted cash	$(1,148,210)	$2,372,913
Cash flows provided by operating activities increased $0.9 billion during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows used in investing activities decreased $9.8 billion during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a net increase of $4.0 billion in proceeds from sale of investments in real estate-related equity securities, an increase of $2.7 billion in proceeds from dispositions of real estate, a net decrease of $2.3 billion related to investments in real estate debt securities, an increase of $1.9 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles, a decrease of $1.4 billion in investments in unconsolidated entities and a decrease in pre-acquisition costs of $0.2 billion. This was partially offset by a net increase of $2.7 billion in the acquisitions of and capital improvements to real estate investments.
Cash flows provided by financing activities decreased $14.3 billion during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to an increase of $9.3 billion in repurchases of common stock, a decrease of $5.7 billion in proceeds from issuance of common stock, a net increase of $1.6 billion in repayments of senior obligations of consolidated securitization vehicles, a decrease of $1.5 billion in subscriptions received in advance, an increase of $0.5 billion in distributions, and an increase of $0.2 billion in payment of deferred financing costs. This was partially offset by a net increase of $2.3 billion in borrowings and an increase of $2.0 billion in contributions from non-controlling interests.

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
Management classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The impairment loss is recognized based on the excess of the depreciated cost of the real estate investment over its fair value, less estimated closing costs.

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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2022 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$86,318,123	$8,925,407	$21,888,178	$40,144,990	$15,359,548
Ground leases	3,386,990	40,549	83,413	85,248	3,177,780
Other	599	599	—	—	—
Total	$89,705,712	$8,966,555	$21,971,591	$40,230,238	$18,537,328

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at December 31, 2022. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness was $46.6 billion and consisted of mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month U.S. Dollar denominated LIBOR, three-month Euro denominated LIBOR, one-month CAD denominated LIBOR, three-month CAD denominated LIBOR, 30-day SOFR, or SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $32.4 billion and interest rate caps with an aggregate notional balance of $14.1 billion as of December 31, 2022 to hedge the risk of increasing interest rates. For the year ended December 31, 2022, a 10% increase in each of the Reference Rates would have resulted in increased interest expense of $13.5 million, net of the impact of our interest rate swaps and caps.

LIBOR and certain other floating rate benchmark indices to which our floating rate debt and other agreements are tied, including, without limitation, EURIBOR and CDOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2022, the one-month SOFR and one-month USD LIBOR were both 4.4%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.

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

Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”)” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Investments in Real Estate Debt
As of December 31, 2022, we held $9.7 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $41.9 million for the year ended December 31, 2022, net of the impact of our interest rate swaps.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $1.0 billion.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.

ITEM 9B.    OTHER INFORMATION
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. Blackstone, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-K for the fiscal year ended December 31, 2022. We have not independently verified or participated in preparation of this disclosure:

“Atlantia S.p.A. provided the disclosure reproduced below in connection with activities during the quarter ended December 31, 2022. We have not independently verified or participated in the preparation of this disclosure.

‘Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended December 31, 2022 was less than €30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.’”
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this annual report.

1. Financial Statements:

See Item 8 above.

2. Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.5	Articles Supplementary of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.6
Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11 (File No. 333-213043) filed on August 30, 2016 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix A in Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-260168) filed on January 25, 2022 and incorporated herein by reference)

4.3*	Description of Securities of Blackstone Real Estate Income Trust, Inc.

4.4
Blackstone Real Estate Income Trust, Inc. 2022 Stock Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-263870) filed on March 25, 2022 and incorporated herein by reference)

10.1
Third Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

10.2
Third Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

10.3
Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

Exhibit Number	Exhibit Description
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

10.7*	Uncommitted Unsecured Line of Credit, dated January 20, 2023, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender

10.10
Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

10.11	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 17, 2023	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 17, 2023	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 17, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 17, 2023	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)

March 17, 2023	/s/ A.J. Agarwal
Date	A.J. Agarwal
President and Director

March 17, 2023	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 17, 2023	/s/ Brian Kim
Date	Brian Kim
Head of Acquisitions and Capital Markets and Director

March 17, 2023	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 17, 2023	/s/ Susan Carras
Date	Susan Carras
Director

March 17, 2023	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 17, 2023	/s/ Field Griffith
Date	Field Griffith
Director

March 17, 2023	/s/ Edward Lewis
Date	Edward Lewis
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Company has completed the acquisitions of 33 real estate investments, comprising 387 properties, including an additional 5,761 wholly-owned single family rental homes, for an aggregate purchase price of $35.9 billion during 2022. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to building, land, fixtures, furniture and equipment, in-place leases, above and below market leases, customer relationships, trade names, other intangible assets and liabilities and other tangible assets and liabilities, including assumed debt. The method for determining fair value varied depending on the type of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as future cash flows, capitalization rates, discount rates, and sales comparables. We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

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
•With the assistance of our fair value specialists, on a sample basis, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.
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
/s/  Deloitte & Touche LLP
New York, New York
March 17, 2023
We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$98,149,492	$66,941,653
Investments in unconsolidated entities (includes $4,947,251 and $1,613,646 at fair value as of December 31, 2022 and December 31, 2021, respectively)	9,369,402	5,501,305
Investments in real estate debt	8,001,703	6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	17,030,387	17,055,986
Cash and cash equivalents	1,281,292	989,674
Restricted cash	973,200	2,428,907
Other assets	7,881,948	6,450,733
Total assets	$142,687,424	$106,338,864

Liabilities and Equity
Mortgage notes, secured term loans, and secured revolving credit facilities, net	$64,962,703	$41,327,388
Secured financings of investments in real estate debt	4,966,685	4,706,632
Senior obligations of consolidated securitization vehicles, at fair value	15,288,598	15,030,653
Unsecured revolving credit facilities and term loans	1,126,923	—
Due to affiliates	1,676,308	1,309,447
Other liabilities	3,912,033	4,184,148
Total liabilities	91,933,250	66,558,268

Commitments and contingencies	—	—
Redeemable non-controlling interests	553,423	750,670

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,597,414 and 1,254,348 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	15,974	12,543
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,394,737 and 2,086,631 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	23,947	20,865
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 72,599 and 57,287 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	726	573
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 421,428 and 291,087 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4,214	2,911
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	53,212,494	42,249,094
Accumulated other comprehensive income (loss)	393,928	(9,569)
Accumulated deficit and cumulative distributions	(9,196,019)	(5,631,014)
Total stockholders’ equity	44,455,264	36,645,403
Non-controlling interests attributable to third party joint ventures	4,278,895	1,744,256
Non-controlling interests attributable to BREIT OP unitholders	1,466,592	640,267
Total equity	50,200,751	39,029,926
Total liabilities and equity	$142,687,424	$106,338,864

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue	$6,564,119	$3,140,528	$2,235,872
Hospitality revenue	721,654	412,338	248,909
Other revenue	360,605	143,805	66,867
Total revenues	7,646,378	3,696,671	2,551,648

Expenses
Rental property operating	2,916,936	1,192,571	751,779
Hospitality operating	508,868	316,144	261,472
General and administrative	52,652	32,046	25,653
Management fee	837,687	445,291	224,776
Performance participation allocation	742,670	1,378,959	192,648
Impairment of investments in real estate	33,554	—	12,343
Depreciation and amortization	4,098,366	1,919,932	1,362,151
Total expenses	9,190,733	5,284,943	2,830,822

Other income (expense)
Income from unconsolidated entities	182,249	205,980	88,571
(Loss) income from investments in real estate debt	(27,073)	391,867	(74,353)
Change in net assets of consolidated securitization vehicles	(42,119)	106,240	(46,564)
Income from equity securities and interest rate derivatives	1,967,549	894,544	65,908
Net gain on dispositions of real estate	808,846	7,881	113,173
Interest expense	(2,325,204)	(834,852)	(712,383)
Loss on extinguishment of debt	(11,476)	(16,331)	(10,356)
Other expense	(88,725)	(3,221)	(12,224)
Total other income (expense)	464,047	752,108	(588,228)
Net loss	$(1,080,308)	$(836,164)	$(867,402)
Net loss attributable to non-controlling interests in third party joint ventures	$173,109	$22,090	$2,417
Net loss attributable to non-controlling interests in BREIT OP unit holders	23,680	9,291	11,586
Net loss attributable to BREIT stockholders	$(883,519)	$(804,783)	$(853,399)
Net loss per share of common stock — basic and diluted	$(0.20)	$(0.30)	$(0.53)
Weighted-average shares of common stock outstanding, basic and diluted	4,334,100	2,645,228	1,598,175

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,080,308)	$(836,164)	$(867,402)
Other comprehensive income (loss):
Foreign currency translation losses, net	(50,303)	(9,569)	—
Unrealized gain on derivatives	408,069	—	—
Unrealized gain on derivatives from unconsolidated entities	149,286	—	—
Other comprehensive income (loss)	507,052	(9,569)	—
Comprehensive loss	(573,256)	(845,733)	(867,402)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	80,139	22,090	2,417
Comprehensive loss attributable to non-controlling interests in BREIT OP unit holders	13,095	9,291	11,586
Comprehensive loss attributable to BREIT stockholders	$(480,022)	$(814,352)	$(853,399)

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Changes in Equity (in thousands, except per share data)

	Par Value					Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2019	$5,308	$4,743	$398	$847	$11,716,721	$—	$(1,422,885)	$10,305,132	$157,795	$151,721	$10,614,648

Common stock issued	$1,963	$5,096	$85	$433	$8,528,669	$—	$—	$8,536,246	$—	$—	$8,536,246
Offering costs	—	—	—	—	(217,398)	—	—	(217,398)	—	—	(217,398)
Distribution reinvestment	209	194	13	32	492,216	—	—	492,664	—	—	492,664
Common stock/units repurchased	(451)	(767)	(37)	(71)	(1,450,843)	—	—	(1,452,169)	—	(2,927)	(1,455,096)
Amortization of compensation awards	—	4	—	—	396	—	—	400	—	1,394	1,794
Net loss ($1,606 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(853,399)	(853,399)	(825)	(11,572)	(865,796)
Distributions declared on common stock ($0.6354 gross per share)	—	—	—	—	—	—	(948,034)	(948,034)	—	—	(948,034)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	15,119	63,226	78,345
Distributions to and redemptions of non-controlling interests	—	—	—	—	(1,946)	—	—	(1,946)	(28,836)	(13,870)	(44,652)
Allocation to redeemable non-controlling interests	—	—	—	—	(8,770)	—	—	(8,770)	—	—	(8,770)
Balance at December 31, 2020	$7,029	$9,270	$459	$1,241	$19,059,045	$—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951

Common stock issued	$5,434	$12,210	$114	$1,643	$24,726,163	$—	$—	$24,745,564	$—	$—	$24,745,564
Offering costs	—	—	—	—	(805,116)	—	—	(805,116)	—	—	(805,116)
Distribution reinvestment	252	306	14	51	792,330	—	—	792,953	—	—	792,953
Common stock/units repurchased	(172)	(927)	(14)	(24)	(1,420,460)	—	—	(1,421,597)	(129)	(2,915)	(1,424,641)
Amortization of compensation awards	—	6	—	—	574	—	—	580	—	14,368	14,948
Net loss ($1,794 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(804,783)	(804,783)	(20,302)	(9,285)	(834,370)
Other comprehensive loss	—	—	—	—	—	(9,569)	—	(9,569)	—	—	(9,569)
Distributions declared on common stock ($0.6508 gross per share)	—	—	—	—	—	—	(1,601,913)	(1,601,913)	—	—	(1,601,913)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,300,133	473,017	2,773,150
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(678,699)	(22,890)	(701,589)
Allocation to redeemable non-controlling interests	—	—	—	—	(103,442)	—	—	(103,442)	—	—	(103,442)
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926

Common stock issued	$3,894	$8,301	$169	$1,456	$20,636,506	$—	$—	$20,650,326	$—	$—	$20,650,326
Offering costs	—	—	—	—	(621,874)	—	—	(621,874)	—	—	(621,874)
Distribution reinvestment	320	511	16	87	1,385,874	—	—	1,386,808	—	—	1,386,808
Common stock/units repurchased	(783)	(5,971)	(32)	(240)	(10,472,394)	—	—	(10,479,420)	—	(52,532)	(10,531,952)
Amortization of compensation awards	—	241	—	—	23,847	—	—	24,088	—	12,112	36,200
Net loss ($6,602 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(883,519)	(883,519)	(171,017)	(19,170)	(1,073,706)
Other comprehensive income	—	—	—	—	—	403,497	—	403,497	93,334	11,099	507,930
Distributions declared on common stock ($0.6685 gross per share)	—	—	—	—	—	—	(2,681,486)	(2,681,486)	—	—	(2,681,486)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,922,181	949,722	3,871,903
Distributions to and redemptions of non-controlling interests	—	—	—	—	50,723	—	—	50,723	(309,859)	(74,906)	(334,042)
Allocation to redeemable non-controlling interests	—	—	—	—	(39,282)	—	—	(39,282)	—	—	(39,282)
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,080,308)	$(836,164)	$(867,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	837,687	445,291	224,776
Performance participation allocation	742,670	1,378,959	192,648
Impairment of investments in real estate	33,554	—	12,343
Depreciation and amortization	4,098,366	1,919,932	1,362,151
Net gain on dispositions of real estate	(808,846)	(7,881)	(113,173)
Loss on extinguishment of debt	11,476	16,331	10,356
Unrealized gain on changes in fair value of financial instruments	(923,641)	(1,035,763)	241,554
Realized (gain) loss on sale of real estate-related equity securities	(350,003)	(16,271)	(14,988)
Income from unconsolidated entities	(182,249)	(205,980)	(88,571)
Distributions of earnings from unconsolidated entities	249,902	112,517	80,663
Other items	55,291	(72,111)	(13,900)
Change in assets and liabilities:
(Increase) decrease in other assets	(431,250)	(347,998)	(72,005)
Increase (decrease) in due to affiliates	1,273	2,799	4,347
Increase (decrease) in other liabilities	474,755	429,424	13,105
Net cash provided by operating activities	2,728,677	1,783,085	971,904
Cash flows from investing activities:
Acquisitions of real estate	(30,896,249)	(28,886,135)	(6,547,909)
Capital improvements to real estate	(1,310,687)	(576,304)	(327,205)
Proceeds from disposition of real estate	2,918,715	267,045	434,880
Refunds of (pre-acquisition costs/deposits)	100,163	(152,220)	(11,692)
Investment in unconsolidated entities	(3,848,722)	(5,236,968)	(808,312)
Return of capital from unconsolidated entities	24,103	45,761	—
Purchase of investments in real estate debt	(4,488,157)	(5,824,137)	(1,232,955)
Proceeds from sale/repayment of investments in real estate debt	2,487,955	1,509,472	983,229
Purchase of real estate-related equity securities	(1,045,329)	(1,795,353)	(718,771)
Proceeds from sale of real estate-related equity securities	3,269,889	—	179,904
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	1,870,183	9,681	4,283
Proceeds from settlement of derivative contracts	110,532	—	—
Collateral posted under derivative contracts	(42,462)	—	—
Net cash used in investing activities	(30,850,066)	(40,639,158)	(8,044,548)
Cash flows from financing activities:
Proceeds from issuance of common stock	17,466,749	23,024,165	7,513,895
Offering costs paid	(274,079)	(180,186)	(95,069)
Subscriptions received in advance	208,632	1,746,910	508,817
Repurchase of common stock	(10,429,274)	(1,082,105)	(1,200,517)
Repurchase of management fee shares	—	(372,230)	(171,300)
Borrowings under mortgage notes, secured term loans, and secured revolving credit facilities	33,632,896	24,656,316	8,860,936
Repayments of mortgage notes, secured term loans, and secured revolving credit facilities	(14,136,372)	(8,676,134)	(6,834,346)
Borrowings under secured financings of investments in real estate debt	2,039,047	12,887,626	2,228,336
Repayments of secured financings of investments in real estate debt	(1,742,354)	(10,296,189)	(3,209,683)
Borrowings under affiliate unsecured revolving credit facility	—	160,000	175,000
Repayments of affiliate unsecured revolving credit facility	—	(160,000)	(175,000)
Borrowings under unsecured revolving credit facilities and term loans	1,742,308	1,200,000	130,000
Repayments of unsecured revolving credit facilities and term loans	(615,385)	(1,200,000)	(130,000)
Payment of deferred financing costs	(447,461)	(257,998)	(72,881)
Contributions from redeemable non-controlling interest	40,977	32,894	3,005
Distributions to and redemption of redeemable non-controlling interest	(51,263)	(115,438)	(84,885)
Redemption of affiliate service provider incentive compensation awards	(143)	(1,157)	(2,239)
Contributions from non-controlling interests	2,660,481	638,708	24,119
Distributions to and redemptions of non-controlling interests	(320,975)	(131,621)	(45,495)
Distributions	(1,249,255)	(711,639)	(420,945)
Sales of senior obligations of consolidated securitization vehicles	101,954	132,916	10,000
Repayments of senior obligations of consolidated securitization vehicles	(1,653,304)	(65,852)	(4,283)
Net cash provided by financing activities	26,973,179	41,228,986	7,007,465
Net change in cash and cash equivalents and restricted cash	(1,148,210)	2,372,913	(65,179)
Cash, cash equivalents and restricted cash, beginning of year	3,418,581	1,044,523	1,109,702
Effects of currency translation on cash, cash equivalents and restricted cash	(15,879)	1,145	—
Cash, cash equivalents and restricted cash, end of year	$2,254,492	$3,418,581	$1,044,523
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,281,292	$989,674	$333,388
Restricted cash	973,200	2,428,907	711,135
Total cash, cash equivalents and restricted cash	$2,254,492	$3,418,581	$1,044,523

Supplemental disclosures:
Interest paid	$2,049,664	$726,714	$674,594
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$4,150,467	$5,494,319	$944,112
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$200,760	$575,405	$5,688
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$229,313	$395,752	$770
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$—	$9,435	$—
Recognition of financing lease liability	$—	$16,855	$—
Accrued pre-acquisition costs	$—	$1,199	$—
Accrued capital expenditures and acquisition related costs	$74,848	$23,139	$13,402
Acquired non-controlling interests	$521,868	$1,660,443	$—
Accrued distributions	$48,154	$99,251	$34,682
Accrued stockholder servicing fee due to affiliate	$352,586	$630,181	$126,872
Redeemable non-controlling interest issued as settlement of performance participation allocation	$817,527	$1,571,607	$141,396
Promote receivable for redeemable non-controlling interest issued in excess of performance participation allocation	$74,857	$—	$—
Exchange of redeemable non-controlling interest for Class I shares	$604,617	$801,645	$9,228
Exchange of redeemable non-controlling interest for Class I or Class B units	$435,238	$68,453	$48,543
Allocation to redeemable non-controlling interest	$39,282	$103,442	$8,770
Distribution reinvestment	$1,386,808	$792,953	$492,664
Accrued common stock repurchases	$151,959	$100,802	$83,350
Mortgage payable proceeds in escrow	$108,940	$—	$—
Investment in single family rental homes risk retention securities	$117,073	$—	$—
Payable for unsettled investments in real estate debt	$—	$21,426	$—
Receivable for unsettled investments in real estate debt	$49,061	$75	$16,691
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$50,723	$—	$—
Consolidation of securitization vehicles	$2,348,079	$10,744,399	$—
Deconsolidation of securitization vehicles	$—	$758,500	$—
Assets and liabilities resulting from consolidation of previously unconsolidated entity:
Investments in real estate, net	$17,543	$—	$—
Other assets	$38	$—	$—
Mortgage notes, net	$9,129	$—	$—
Other liabilities	$263	$—	$—
Non-controlling interests attributable to third party joint ventures	$92	$—	$—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, outside the United States. The Company to a lesser extent invests in real estate debt investments. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership, L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of December 31, 2022, the Company had received aggregate net proceeds of $66.4 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of December 31, 2022, the Company owned 5,172 properties and 28,776 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”), The Cosmopolitan of Las Vegas (the “Cosmopolitan”) and the unconsolidated interest in the MGM Grand and Mandalay Bay joint venture. Any additional unconsolidated interests are included in the respective property segment as further described in Note 4 — Investments in Unconsolidated Entities. Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Consolidated Statements of Operations included in interest expense of $0.4 million and $0.5 million for the year ended December 31, 2021 and year ended December 31, 2020, respectively, have been reclassified to income from equity securities and interest rate derivatives to conform to the current period presentation. Additionally, certain amounts in the Company’s prior period Consolidated Statements of Operations included in other income (expense) of $895.0 million and $66.5 million for the year ended December 31, 2021 and year ended December 31, 2020, respectively, have been reclassified to income from equity securities and interest rate derivatives to conform to the current period presentation. Certain amounts in the Company's prior period Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
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

When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the fair value option (“FVO”), the Company records its share of net asset value of the entity and any related unrealized gains and losses.
BREIT OP and each of the Company’s joint ventures are considered to be a VIE or VOE. The Company consolidates these entities, excluding certain investments in unconsolidated entities, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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
As of December 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $52.1 billion and $37.8 billion, respectively, compared to $45.8 billion and $32.7 billion as of December 31, 2021. Such amounts are included on the Company’s Consolidated Balance Sheets.
Adjustment to Prior Period Financial Statements
In connection with the preparation of the Company’s consolidated financial statements for the period ended June 30, 2022, the Company determined that it should have consolidated certain securitization vehicles in previously issued financial statements. These consolidations result from certain subordinate securities that the Company owns in CMBS securitizations (such securities, “Controlling Class Securities”), as part of its portfolio of investments in real estate debt. These Controlling Class Securities typically give the Company the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Under GAAP, the presence of such rights, along with the obligation to absorb losses and receive benefits from the ownership of the Controlling Class Securities, require the Company to consolidate these securitizations, which are considered VIEs.
See Principles of Consolidation section above for further discussion of VIEs. As discussed further below, consolidation of these securitizations results in (i) a gross presentation of the Company’s Consolidated Balance Sheets, (ii) the reclassification of the change in net assets of the securitization vehicles on the Company’s Consolidated Statements of Operations, and (iii) the gross presentation of securitization vehicles on the Company's Consolidated Statements of Cash Flows, but has no impact on the economic exposure or performance of the Company.
The consolidation of these securitizations results in the inclusion of the underlying collateral loans as assets on the Company’s Consolidated Balance Sheets and the inclusion of the senior CMBS positions owned by third-parties as liabilities on the Company’s Consolidated Balance Sheets. Additionally, the change in net assets of the consolidated securitization vehicles during a given period is presented separately on the Company’s Consolidated Statements of Operations, whereas it was previously included in income from investments in real estate debt. The Company’s Consolidated Statements of Cash Flows includes the consolidation of the securitization vehicles as a non-cash item, the subsequent repayments of consolidated loans and related CMBS positions are presented on a gross basis, and the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles are reclassed from investing activities to financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.

Further, the assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations. Accordingly, while consolidation of the securitizations increases the gross presentation of the Company’s Consolidated Balance Sheets, it does not change the economic exposure or performance of the Company, which remains limited to that of the actual CMBS securities that it holds directly and not the consolidated securitized loans.
The following tables detail the immaterial adjustments to the Company’s previously issued consolidated financial statements to reflect the consolidation of these securitizations at such time, which presentation is comparable to the Company’s consolidated financial statements as of December 31, 2022.

The following table details the adjustments to the Company's Consolidated Balance Sheets ($ in thousands):

	December 31, 2021
	As Reported	Adjustment	As Adjusted
Assets
Investments in real estate debt	$8,995,939	$(2,025,333)	$6,970,606
Real estate loans held by consolidated securitization vehicles, at fair value	—	17,055,986	17,055,986
Total assets	91,308,211	15,030,653	106,338,864
Liabilities and Equity
Senior obligations of consolidated securitization vehicles, at fair value	—	15,030,653	15,030,653
Total liabilities	51,527,615	15,030,653	66,558,268
Equity
Total equity	$39,029,926	$—	$39,029,926

The following table details the adjustments to the Company's Consolidated Statements of Operations ($ in thousands):

	Year Ended December 31, 2021
	As Reported	Adjustment	As Adjusted
Other income (expense)
Income from investments in real estate debt	$498,107	$(106,240)	$391,867
Change in net assets of consolidated securitization vehicles	—	106,240	106,240
Total other income (expense)	752,108	—	752,108
Net Loss	$(836,164)	$—	$(836,164)

	Year Ended December 31, 2020
	As Reported	Adjustment	As Adjusted
Other income (expense)
Loss from investments in real estate debt	$(120,917)	$46,564	$(74,353)
Change in net assets of consolidated securitization vehicles	—	(46,564)	(46,564)
Total other income (expense)	(588,228)	—	(588,228)
Net Loss	$(867,402)	$—	$(867,402)

The following table details the adjustments to the Company's Consolidated Statements of Cash Flows ($ in thousands):

	Year Ended December 31, 2021
	As Reported	Adjustment	As Adjusted
Cash flows from investing activities:
Purchase of investments in real estate debt	$(5,880,308)	$56,171	$(5,824,137)
Proceeds from sale/repayment of investments in real estate debt	1,642,388	(132,916)	1,509,472
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	—	9,681	9,681
Net cash used in investing activities	(40,572,094)	(67,064)	(40,639,158)
Cash flows from financing activities:
Borrowings of senior obligations of consolidated securitization vehicles	—	132,916	132,916
Repayment of senior obligations of consolidated securitization vehicles	—	(65,852)	(65,852)
Net cash provided by financing activities	41,161,922	67,064	41,228,986
Non-cash investing and financing activities:
Consolidation of securitization vehicles	$—	$10,744,399	$10,744,399
Deconsolidation of securitization vehicles	$—	$(758,500)	$(758,500)

	Year Ended December 31, 2020
	As Reported	Adjustment	As Adjusted
Cash flows from investing activities:
Proceeds from sale/repayment of investments in real estate debt	$993,229	$(10,000)	$983,229
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	—	4,283	4,283
Net cash used in investing activities	(8,038,831)	(5,717)	(8,044,548)
Cash flows from financing activities:
Borrowings of senior obligations of consolidated securitization vehicles	—	10,000	10,000
Repayment of senior obligations of consolidated securitization vehicles	—	(4,283)	(4,283)
Net cash provided by financing activities	$7,001,748	$5,717	$7,007,465
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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. No impairments occurred during the years ended December 31, 2022 and 2021 on properties held and used. During the year ended December 31, 2020, two of the Company’s hospitality assets were deemed to be impaired resulting in $12.3 million of impairment charges. Refer to Note 3 for additional details of the impairments.
Properties Held-for-Sale
The Company classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. During the year ended December 31, 2022, the Company recognized $33.6 million of impairment charges related to held-for-sale real estate investments. No impairments related to held-for-sale real estate investments occurred during the years ended December 31, 2021 and 2020. Held-for-sale assets and liabilities are presented within Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets. Refer to Notes 3 and 11 for additional details.
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
The Company has elected the fair value option ("FVO") for certain of its investments in unconsolidated entities and therefore reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income From Unconsolidated Entities on the Company’s Consolidated Statements of Operations.
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
Consolidated Securitization Vehicles
The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. Additionally, the changes in fair value of these positions include the interest income and interest expense associated with such CMBS VIEs. Management does not consider the separate presentation of the components of fair value changes to be relevant, and has elected to present these items in the aggregate as “Change in net assets of consolidated securitization vehicles” on the Company’s Consolidated Statements of Operations.

The residual difference between the fair value of the consolidated securitization’s assets and liabilities represents the Company’s beneficial interest in such vehicles. The Company’s Consolidated Statements of Cash Flows includes (i) the consolidation and deconsolidation the securitization vehicles as a non-cash item, (ii) the subsequent repayments of consolidated loans and related CMBS positions presented on a gross basis, and (iii) the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles classified as financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2022 and 2021, restricted cash primarily consists of $0.2 billion and $1.7 billion, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash primarily consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of our properties and security deposits.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other Comprehensive Income (Loss).
Derivative Financial Instruments
The Company classifies all derivative financial instruments as either other assets or other liabilities on its Consolidated Balance Sheets at fair value.
On the date the Company enters into a derivative contract, the Company designates each contract as (i) a hedge of a net investment in a foreign operation, or net investment hedge, (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or cash flow hedge, (iii) a hedge of a recognized asset or liability, or fair value hedge, or (iv) a derivative instrument not to be designated as a hedging derivative, or non-designated hedge. For all derivatives other than those designated as non-designated hedges, the Company formally documents its hedge relationships and designation at the contract’s inception. This documentation includes the identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and its evaluation of the effectiveness of its hedged transaction.
On a quarterly basis, the Company also formally assesses whether the derivative designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. All changes in the fair value of derivative instruments that qualify as hedges are reported as a component of accumulated other comprehensive income (loss) on our consolidated financial statements. Deferred gains and losses are reclassified out of accumulated other comprehensive income (loss) and into net income in the same period or periods during which the hedged transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made. To the extent a derivative does not qualify for hedge accounting and is deemed a non-designated hedge, the changes in its fair value are included in net income concurrently.
Realized gains and losses from an early termination of derivative instruments are reported as a component of net cash used in investing activities in the Company's consolidated statements of cash flows. Proceeds or payments from periodic settlements of derivative instruments are classified in the same section of the Company's Consolidated Statements of Cash Flows as the underlying hedged item.

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
Equity Securities
The Company’s investments in equity securities of public and private real estate-related companies and its investments in a preferred equity security are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income From Equity Securities and Interest Rate Derivatives on the Company’s Consolidated Statements of Operations. Dividend income from the Company’s equity securities of public real estate-related companies is recognized on the ex-dividend, while dividend income on its investment in a preferred equity security accrues daily based on the stated terms of the agreement and is payable quarterly in cash. Dividend income is recorded as a component of Income From Equity Securities and Interest Rate Derivative on the Company’s Consolidated Statements of Operations. Equity securities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s rental housing, industrial, net lease, data center, self storage, retail and office properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
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
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of Other Expense on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For both of the years ended December 31, 2022 and 2021, the Company reimbursed $2.0 million to the Adviser for such costs.
Blackstone Advisory Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class S shares, Class T shares, and Class D shares, respectively. There is no stockholder servicing fee with respect to Class I shares and Class C shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2022:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%	—
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
The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2022, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2022 and 2021, the Company had accrued $1.6 billion and $1.2 billion, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.
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
The Company leases its hospitality investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hospitality properties operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with any corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2022 and 2021, the Company recorded a net tax expense of $13.1 million and $0.3 million, respectively. During the year ended December 31, 2020, the Company recorded a net tax benefit of $2.5 million. The deferred benefit for the years ended December 31, 2022, 2021, and 2020 is $6.0 million, $1.8 million and $5.8 million, respectively. The current expense for the years ended December 31, 2022, 2021, and 2020 is $19.1 million, $2.1 million, and $3.3 million, respectively. As of December 31, 2022 and 2021, the Company recorded a deferred tax asset of $17.6 million and $12.3 million, respectively, due to its hospitality investments within Other Assets on the Company’s Consolidated Balance Sheets.

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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2022 and December 31, 2021, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of December 31, 2022 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company's investment in a private real estate company is reflected at its fair value as of December 31, 2022 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. As of December 31, 2022 and December 31, 2021, the Company’s $0.5 billion and $3.2 billion of equity securities, respectively, were recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.

The resulting unrealized and realized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Income from Equity Securities and Interest Rate Derivatives on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $520.8 million of net unrealized/realized loss, $848.2 million unrealized gain, and $43.7 million of net unrealized/realized gain, respectively, on its investments in equity securities.
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology or market comparable methodology, taking into consideration various factors including discount rate, exit capitalization rate and multiples of comparable companies. The Company determines the fair value of the indebtedness of the investments in unconsolidated entities by modeling the cash flows required by the debt agreements and discounting them back to the present value using weighted average cost of capital. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3.
The Company’s derivative financial instruments are reported at fair value. As of December 31, 2022 and December 31, 2021, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company's assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$6,460,520	$1,541,183	$8,001,703	$—	$5,730,269	$1,240,337	$6,970,606
Real estate debt held by consolidated securitization vehicles, at fair value	—	17,030,387	—	17,030,387	—	16,590,050	465,936	17,055,986
Equity securities	52,512	253,199	224,408	530,119	2,558,952	442,300	224,408	3,225,660
Investments in unconsolidated entities	—	—	4,947,251	4,947,251	—	—	1,613,646	1,613,646
Interest rate and foreign currency hedging derivatives(1)	—	3,033,595	—	3,033,595	—	41,453	—	41,453
Total	$52,512	$26,777,701	$6,712,842	$33,543,055	$2,558,952	$22,804,072	$3,544,327	$28,907,351

Liabilities:
Senior obligation of consolidated securitization vehicles, at fair value	$—	$15,288,598	$—	$15,288,598	$—	$14,545,992	$484,661	$15,030,653
Interest rate and foreign currency hedging derivatives(2)	—	50,557	—	50,557	—	45,597	—	45,597
Total	$—	$15,339,155	$—	$15,339,155	$—	$14,591,589	$484,661	$15,076,250
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Real estate loans held by consolidated securitization vehicles, at fair value	Total Assets	Senior obligation of consolidated securitization vehicles, at fair value
Balance as of December 31, 2021	$1,240,337	$224,408	$1,613,646	$465,936	$3,544,327	$484,661
Purchases	1,238,006	—	3,070,151	—	4,308,157	—
Sales and repayments	(914,138)	—	—	—	(914,138)	—
Distributions received	—	—	(60,978)	—	(60,978)	—
Included in net income
Income from unconsolidated entities measured at fair value	—	—	324,432	—	324,432	—
Realized loss included in income (loss) from investments in real estate debt	(64,526)	—	—	—	(64,526)	—
Unrealized gain included in income (loss) from investments in real estate debt	41,504	—	—	—	41,504	—
Transfers out of Level 3	—	—	—	(465,936)	(465,936)	(484,661)
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$—	$6,712,842	$—
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate loans	$1,541,183	Discounted cash flow	Market Yield	9.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Stabilized EBITDA Multiple	18.5x	Increase
Investments in unconsolidated entities	$4,399,935	Discounted cash flow	Discount Rate	6.8%	Decrease
			Exit Capitalization Rate	4.9%	Decrease
			Weighted Average Cost of Capital	6.5%	Decrease
	$547,316	Market comparable	LTM EBITDA Multiple	10.8x	Increase

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate loans	$1,240,337	Discounted cash flow	Market Yield	5.2%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Forward EBITDA Multiple	21.1x	Increase
Investments in unconsolidated entities	$1,613,646	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.6%	Decrease
			Weighted Average Cost of Capital	9.1%	Decrease
Real estate loans held by consolidated securitization vehicles, at fair value	$465,936	Third Party Price	Measurement Alternative(1)	N/A	Increase
Liabilities:
Senior obligation of consolidated securitization vehicles, at fair value	$484,661	Third Party Price	Single Broker Quote	N/A	Increase
(1) The Company has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the CMBS securitizations it consolidates using the fair value of the financial liabilities, which it considers more observable than the fair value of the financial assets.

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
During the year ended December 31, 2022, the Company recognized an impairment of $33.6 million related to its held-for-sale real estate investments. The fair value of such held-for-sale real estate investments as of December 31, 2022 was $178.4 million and is primarily based on the sale price per the binding executed contracts which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of December 31, 2022, the fair value of the Company’s mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.4 billion below carrying value. As of December 31, 2021, the fair value of the Company’s mortgage notes, term loans, and secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $108.6 million above carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of affiliate portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of December 31, 2022 and 2021, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.

Stock-Based Compensation

The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), and April Housing, all of which are indirect, wholly-owned subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving of certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.

The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA and April Housing ($ in thousands):

	December 31, 2021	For the Year Ended December 31, 2022			December 31, 2022
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$3,425	$(75)	$—	$(1,308)	$2,042	2.0 years
2022	—	—	32,683	(11,872)	20,811	2.7 years
Total	$3,425	$(75)	$32,683	$(13,180)	$22,853
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, "IBORs", to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Building and building improvements	$81,914,789	$53,954,920
Land and land improvements	18,635,672	14,652,913
Furniture, fixtures and equipment	2,301,683	963,686
Right of use asset - operating leases(1)	1,090,782	461,186
Right of use asset - financing leases(1)	72,872	72,862
Total	104,015,798	70,105,567
Accumulated depreciation and amortization	(5,866,306)	(3,163,914)
Investments in real estate, net	$98,149,492	$66,941,653
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions
The following table details the properties acquired during the year ended December 31, 2022 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Rental Housing properties(2)(3)	$27,358,440	17	270	72,193 units
Net Lease properties	4,026,768	1	1	6,901 sq. ft.
Office properties(3)	1,794,585	4	8	2,693 sq. ft.
Retail properties(3)	1,097,412	—	51	5,598 sq. ft.
Self storage properties	542,335	6	34	2,913 sq. ft.
Hospitality properties	504,866	1	7	1,403 keys
Data center properties	331,184	1	3	792 sq. ft.
Industrial properties	218,360	3	13	1,666 sq. ft.
	$35,873,950	33	387
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes 5,761 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Purchase price for the acquisition of Preferred Apartment Communities (“PAC”) includes 45 rental housing properties, 51 retail properties and 3 office properties. The acquisition of PAC is included as a single transaction in the number of transactions column for rental housing properties.
The following table details the properties acquired during the year ended December 31, 2021 ($ in thousands):

Segments	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units/Keys
Rental Housing properties(2)	$27,439,966	34	672	114,014 units
Industrial properties	6,942,733	17	272	54,326 sq. ft.
Retail properties	868,867	2	13	2,454 sq. ft.
Hospitality	642,994	3	8	1,475 keys
Office properties	450,093	2	4	727 sq. ft.
Self storage properties	410,299	6	31	2,273 sq. ft.
Data center properties	180,057	1	2	430 sq. ft.
	$36,935,009	65	1,002
(1)Purchase price is inclusive of acquisition-related costs.
(2)Purchase price includes 13,030 wholly-owned single family rental homes, that are not included in the number of properties.

The following table details the purchase price allocation for the properties acquired during the year ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Building and building improvements	$29,327,825	$27,826,619
Land and land improvements	4,429,122	7,162,583
Furniture, fixtures and equipment	738,748	437,801
In-place lease intangibles	921,109	1,104,530
Above-market lease intangibles	16,281	17,820
Below-market lease intangibles	(122,217)	(197,404)
Customer relationships	197,000	—
Right of use asset - operating leases	634,354	—
Right of use lease liability- operating leases	(460,901)	—
Prepaid ground lease rent	—	174,584
Other	192,629	408,476
Total purchase price	$35,873,950	$36,935,009
Assumed debt(1)	$4,150,467	$5,494,319
Net purchase price	$31,723,483	$31,440,690

(1)Refer to Note 7 for additional details on the Company’s debt, which includes mortgage notes, secured term loans, and secured revolving credit facilities.
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and customer relationship intangibles of the properties acquired during the year ended December 31, 2022 were three, six, 11 and 22 years, respectively. The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles of the properties acquired during the year ended December 31, 2021 were three, seven, and seven years, respectively.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	55	$1,885,001	$468,259	11	$267,045	$7,881	7	$295,855	$77,617
Industrial properties	64	887,358	286,295	—	—	—	1	4,488	371
Self Storage properties	7	121,009	45,501	—	—	—	—	—	—
Hospitality properties	2	25,347	8,791	—	—	—	1	134,537	35,185
	128	$2,918,715	$808,846	11	$267,045	$7,881	9	$434,880	$113,173
(1)Net gain includes losses of $86.7 million and $2.7 million on 11 rental housing properties and nine industrial properties sold, respectively, during the year ended December 31, 2022. For the year ended December 31, 2021, net gain includes losses of $24.5 million. There were no losses for the year ended December 31, 2020.
(2)Net proceeds and net gain include 573 and 229 single family rental homes sold during the years ended December 31, 2022 and 2021, respectively, that are not included in the number of properties.

Properties Held-for-Sale
As of December 31, 2022, 23 properties in the Rental Housing segment were classified as held-for-sale. As of December 31, 2021, four properties in the Rental Housing segment and one property in the Industrial segment were classified as held-for-sale. The held-for- sale assets and liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	December 31, 2022	December 31, 2021
Investments in real estate, net	$378,183	$193,653
Other assets	2,084	2,591
Total assets	$380,267	$196,244

Liabilities:
Mortgage notes, net	$198,036	$109,655
Other liabilities	77,016	4,722
Total liabilities	$275,052	$114,377
Impairment
During the year ended December 31, 2022, the Company recognized an aggregate of $33.6 million of impairment charges related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs. The Company did not recognize any impairment charges related to held-for-sale real estate investments during the years ended December 31, 2021 and 2020.

The Company did not recognize any impairment charges on properties held and used during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company recognized an aggregate $12.3 million impairment charge on two of its hospitality properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such assets to reflect a decrease in occupancy and future cash flows as a result of the COVID-19 pandemic.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	December 31, 2022
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	62	35.7%	$1,657,778
MGM Grand & Mandalay Bay	Net Lease	1	2	49.9%	834,148
Rental Housing investments(2)	Rental Housing	92	87	12.2% - 52.0%	1,275,365
Industrial investments(3)	Industrial	3	56	10.0% - 55.0%	242,883
Retail investments	Retail	2	7	50.0%	97,971
Hospitality investment	Hospitality	1	196	30.0%	314,006
Total unconsolidated entities carried at historical cost		100	410		4,422,151
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	12	2,135	7.9% - 85.0%	3,751,864
Office investments	Office	1	1	49.0%	520,976
Data Center investments(5)	Data Centers	1	N/A	12.4%	674,411
Total unconsolidated entities carried at fair value		14	2,136		4,947,251
Total		114	2,546		$9,369,402
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,767 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $242.9 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.8 billion from investments in four joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $674.4 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

	December 31, 2021
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	48	35.7%	$1,394,359
MGM Grand & Mandalay Bay	Net Lease	1	2	49.9%	822,736
Rental Housing investments(2)	Rental Housing	130	125	12.2% - 52.0%	1,074,832
Industrial investments(3)	Industrial	7	51	10.0% - 55.0%	497,491
Retail investments	Retail	1	6	50.0%	98,241
Total unconsolidated entities carried at historical cost		140	232		3,887,659
Unconsolidated entities at carried at fair value:
Industrial investments(4)	Industrial	7	485	7.9% - 85.0%	1,613,646
Total unconsolidated entities carried at fair value		7	485		1,613,646
Total		147	717		$5,501,305
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 9,774 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $291.5 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.

(4)Includes $1.0 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Year Ended December 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2022	2021	2020
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	35.7%	$(167,805)	$(71,745)	$—
MGM Grand & Mandalay Bay	Net Lease	49.9%	99,878	100,276	88,571
Rental Housing investments	Rental Housing	12.2% - 52.0%	(79,148)	(17,461)	—
Industrial investments	Industrial	10.0% - 55.0%	(310)	1,185	—
Retail investments	Retail	50.0%	(1,007)	167	—
Hospitality investment	Hospitality	30.0%	6,303	—	—
Total unconsolidated entities carried at historical cost			(142,089)	12,422	88,571
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	7.9% - 85.0%	320,118	193,558	—
Office investments	Office	49.0%	4,493	—	—
Data Center investments	Data Centers	12.4%	(273)	—	—
Total unconsolidated entities carried at fair value			324,338	193,558	—
Total			$182,249	$205,980	$88,571
The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	December 31, 2022	December 31, 2021
Total assets	$74,497,816	$38,438,322
Total liabilities	$45,934,895	$25,402,902

BREIT's share of net equity	$7,253,656	$3,898,861
BREIT fair value adjustment	1,169,369	166,067
BREIT outside basis	946,377	1,436,377
BREIT investments in unconsolidated entities	$9,369,402	$5,501,305

	For the Year Ended December 31,
Income Statements:	2022	2021	2020
Total revenues	$6,869,106	$1,397,424	$346,482
Net income	$208,880	$136,869	$177,757

BREIT's share of net income	$143,941	$56,246	$88,701
BREIT fair value adjustment	86,106	166,067	—
Amortization of outside basis	(47,798)	(16,333)	(130)
BREIT income from unconsolidated entities	$182,249	$205,980	$88,571

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.9%	12/10/2032	$6,474,823	$6,473,296	$5,943,403
RMBS	4.5%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	6.4%	11/4/2033	6,995,756	6,992,859	6,341,477
Commercial real estate loans	L+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	3.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	6.8%	5/25/2032	$8,694,798	$8,675,567	$8,001,703

	December 31, 2021
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	L+3.5%	8/8/2033	$5,097,318	$5,068,099	$5,029,942
RMBS	3.9%	5/24/2061	147,170	146,023	144,691
Corporate bonds	4.8%	12/10/2028	135,950	135,952	136,469
Total real estate securities	3.6%	3/29/2034	5,380,438	5,350,074	5,311,102
Commercial real estate loans	L+4.4%	1/19/2025	1,474,617	1,473,807	1,460,717
Other investments(5)	3.7%	7/25/2029	227,958	198,909	198,787
Total investments in real estate debt	3.7%	3/7/2032	$7,083,013	$7,022,790	$6,970,606

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of December 31, 2022 and 2021, the Company had interest rate swaps outstanding with a notional value of $1.4 billion and $1.1 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $1.1 billion as of both December 31, 2022 and 2021.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2022			December 31, 2021
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,681,299	$2,483,592	32%	$2,597,948	$2,573,935	37%
Rental Housing(2)	2,119,282	1,940,795	24%	1,250,446	1,261,455	18%
Hospitality	1,884,353	1,768,090	22%	1,866,683	1,848,015	27%
Net Lease	983,374	947,368	12%	8,885	8,779	–%
Office	552,016	439,938	5%	546,548	527,148	8%
Other	360,903	339,609	4%	331,169	328,745	5%
Diversified	94,340	82,311	1%	403,737	405,569	5%
Retail	—	—	—%	17,374	16,960	–%
Total	$8,675,567	$8,001,703	100%	$7,022,790	$6,970,606	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family rental homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2022			December 31, 2021
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$91,809	$86,055	1%	$127,118	$125,420	2%
BBB	1,077,419	1,024,908	13%	340,326	337,509	5%
BB	1,858,101	1,659,281	21%	1,446,160	1,441,879	21%
B	1,609,017	1,424,940	18%	1,459,218	1,436,271	21%
CCC	40,486	33,225	—%	24,338	24,242	—%
Private commercial real estate loans	1,682,708	1,660,226	21%	1,598,701	1,585,738	23%
Not rated(2)	2,316,027	2,113,068	26%	2,026,929	2,019,547	28%
Total	$8,675,567	$8,001,703	100%	$7,022,790	$6,970,606	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third-parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)As of December 31, 2022, not rated positions have a weighted-average LTV at origination of 64.0% and are primarily composed of 62.8% industrial and 27.4% rental housing assets, and includes interest-only securities with a fair value of $17.0 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$472,855	$181,332	$187,018
Unrealized (loss) gain	(629,079)	56,148	(131,419)
Realized (loss) gain	(116,262)	47,963	(21,240)
Total	(272,486)	285,443	34,359
Income from interest rate swaps and other derivatives	220,159	81,886	(73,593)
Income from secured financings of investments in real estate debt(1)	36,644	25,798	(33,540)
Other loss	(11,390)	(1,260)	(1,579)
Total (loss) income from investments in real estate debt	$(27,073)	$391,867	$(74,353)
(1)Represents unrealized and realized gains and (losses).
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Year Ended December 31,
	December 31, 2022	December 31, 2021	2022	2021	2020
CMBS	$1,683,765	$3,099,694	$(107,702)	$105,421	$(14,950)
Commercial real estate loans	835,846	556,571	41,012	(11,611)	79,689
Total	$2,519,611	$3,656,265	$(66,690)	$93,810	$64,739
The Company acquired such affiliated CMBS from third-parties on market terms negotiated by the majority third-party investors. The Company will forgo all non-economic rights, including voting rights, in such CMBS as long as the Blackstone-advised investment vehicles either own the properties collateralizing the underlying loans, or have an interest in a different part of the capital structure of such CMBS.
The Company acquired commercial real estate loans to borrowers that are owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third parties without the Company's involvement.
As of December 31, 2022 and December 31, 2021, the Company’s investments in real estate debt also included $1.9 billion and $1.4 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $62.1 million, $47.6 million, and $11.7 million of income, respectively, related to such CMBS.

6. Consolidated Securitization Vehicles

The Company has acquired the Controlling Class Securities of certain CMBS securitizations resulting in the consolidation of such securitizations on its Consolidated Balance Sheets. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. The assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations.
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	December 31, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,527,441	$17,030,387	5.1%	3/24/2025
Senior obligations of consolidated securitization vehicles	22	15,565,671	15,288,598	4.9%	10/18/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,961,770	$1,741,789	6.6%	5/6/2025

	December 31, 2021
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	173	$16,873,465	$17,055,986	2.4%	10/2/2024
Senior obligations of consolidated securitization vehicles	22	14,780,036	15,030,653	2.1%	3/14/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$2,093,429	$2,025,333	3.6%	11/01/2024

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

7. Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	December 31, 2022			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	December 31, 2022	December 31, 2021
Fixed rate loans:
Fixed rate mortgages(4)	3.7%	12/15/2028	N/A	$25,152,361	$19,086,525
Variable rate loans:
Variable rate mortgages and secured term loans	L+2.4%	1/30/2027	N/A	34,141,570	20,075,465
Variable rate secured revolving credit facilities(5)	L+1.6%	6/5/2026	$4,211,100	2,608,778	1,614,550
Variable rate warehouse facilities(6)	L+1.9%	10/4/2025	$4,284,381	3,728,340	794,141
Total variable rate loans	L+2.3%	12/2/2026		40,478,688	22,484,156
Total loans secured by real estate	5.5%	9/13/2027		65,631,049	41,570,681
(Discount) premium on assumed debt, net				(121,435)	68,706
Deferred financing costs, net				(546,911)	(311,999)
Mortgage notes, secured term loans, and secured revolving credit facilities, net				$64,962,703	$41,327,388
(1)The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of December 31, 2022, we have outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $14.1 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. The net weighted average interest rate including the impact of derivatives is 4.3%.
(2)Weighted average maturity assumes maximum maturity date (including any extensions), where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $364.5 million and $396.3 million of loans related to our investment in affordable housing properties as of December 31, 2022 and 2021, respectively. Such loans are generally with municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(6)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage notes, secured term loans, and secured revolving credit facilities as of December 31, 2022 ($ in thousands):

Year	Amount
2023	$632,020
2024	4,755,792
2025	9,182,374
2026	17,493,421
2027	19,148,859
Thereafter	14,418,583
Total	$65,631,049

The Company repaid certain of its loans in conjunction with the sale or a refinancing of the underlying property and incurred a net realized loss on extinguishment of debt of $11.5 million, $16.3 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020 respectively. The losses on extinguishment of debt resulted primarily from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of December 31, 2022, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	December 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,482,728	$7,447,672	L+1.3%	12/27/2023
RMBS	220,694	294,337	L+1.1%	11/18/2023
Commercial real estate loans	163,547	259,224	L+1.9%	3/23/2024
Corporate bonds	99,716	137,084	L+1.1%	10/5/2023
	$4,966,685	$8,138,317	L+1.3%

	December 31, 2021
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,308,015	$6,604,524	L+0.9%	1/20/2023
Commercial real estate loans	224,510	345,400	L+1.8%	4/2/2022
Corporate bonds	90,578	135,355	L+0.8%	11/17/2022
RMBS	83,529	125,967	L+0.9%	12/31/2022
	$4,706,632	$7,211,246	L+1.0%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of December 31, 2022 and 2021, the maximum capacity of the credit facilities was $5.6 billion and $2.0 billion, respectively. There were no outstanding borrowings on unsecured credit facilities as of December 31, 2022 and 2021.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (“Lender”). The Line of Credit expires on January 24, 2024, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of December 31, 2022 and 2021, the Company had no outstanding balance under the Line of Credit.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of December 31, 2022, the aggregate outstanding balance of the unsecured term loans was $1.1 billion. There were no outstanding borrowings on unsecured terms loans as of December 31, 2021.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$1,588,178	$1,235,592
Performance participation allocation	—	—
Accrued management fee	71,644	56,607
Accrued affiliate service provider expenses	14,975	12,880
Advanced organization and offering costs	—	2,045
Other	1,511	2,323
Total	$1,676,308	$1,309,447
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker dealer affiliated with the Adviser, for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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
Effective March 4, 2022, following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner has been entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year. If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end performance allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay BREIT OP the remaining Quarterly Shortfall Obligation in cash.

During the years ended December 31, 2022, 2021 and 2020 the Company recognized $742.7 million, $1.4 billion and $192.6 million, respectively, of performance participation allocation expense in the Company’s Consolidated Statements of Operations. The Company issued 54.9 million Class I units in BREIT OP to the Special Limited Partner as payment for $817.5 million of Quarterly Allocations through September 30, 2022. Subsequent to the issuance of such Class I units, 31.7 million units were exchanged for Class I shares of the Company. For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall amount of $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company's Consolidated Balance Sheets. Beginning January 1, 2023, to the extent such Quarterly Shortfall remains, interest on the Quarterly Shortfall will accrue at a 5% annual rate, compounded quarterly. At the election of the Special Limited Partner, each Class I unit is redeemable for cash or Class I shares (on a one-for-one basis).
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
As of March 17, 2023, Blackstone and its employees, including the Company’s executive officers, owned $1.8 billion and $1.5 billion, respectively, shares of common stock of the Company and Class I and Class B units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock, resulting in a non-cash expense. During the years ended December 31, 2022, 2021 and 2020 the Company incurred management fees of $837.7 million, $445.3 million and $224.8 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company issued 51.3 million, 30.1 million and 18.5 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $71.6 million and $56.6 million related to the management fees as of December 31, 2022 and December 31, 2021, respectively. During January 2023, the Adviser was issued 4.8 million unregistered Class I shares as payment for the management fees accrued as of December 31, 2022. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the year ended December 31, 2022. During the year ended December 31, 2021, the Adviser submitted 25.2 million Class I shares for repurchase by the Company, for a total repurchase amount of $321.4 million.
Accrued affiliate service provider expenses and incentive compensation awards
The Company has engaged Link Industrial Properties LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management, leasing, and construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s industrial properties.
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

The Company has engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management).
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
The Company has engaged BPP MFNY Employer LLC (“Beam”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s multifamily properties in New York City.
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
The Company has engaged Longview Senior Housing Advisors, LLC (“Longview”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, property management and construction and project management), corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for the Company’s senior living rental housing properties.
The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses			Amortization of Affiliate Service Provider Incentive Compensation Awards			Capitalized Transaction Support Services
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Link	$99,798	$68,277	$53,836	$8,929	$6,174	$727	$5,541	$3,696	$3,366
LivCor	78,490	39,481	27,144	9,073	6,235	214	10,762	6,529	3,924
Revantage(1)	28,984	3,029	1,951	1,668	—	—	—	8,696	—
BRE	17,374	11,565	15,109	1,183	728	435	261	127	—
ShopCore	15,269	6,427	5,248	631	271	18	1,213	292	479
Beam	2,572	—	—	607	—	—	59	—	—
EOM	2,339	1,912	838	237	160	—	230	—	—
Longview	1,745	557	—	—	—	—	—	—	—
	$246,571	$131,248	$104,126	$22,328	$13,568	$1,394	$18,066	$19,340	$7,769
(1)For the years ended December 31, 2022 and 2021, the Revantage affiliate service provider expenses include $0.6 million and $0.1 million, respectively, of costs incurred for services provided to certain of the Company’s investments in unconsolidated entities. The Company's investments in unconsolidated entities did not incur such expenses during the year ended December 31, 2020.
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

The Company issues incentive compensation awards to certain employees of portfolio company service providers that entitles them to receive an allocation of the Company’s total return over a certain hurdle amount, as determined by the Company. The vesting condition that is based on the achievement of the Company's total return over the hurdle amount is considered a market condition. Any excess of the Company's total return over the hurdle amount, which affects the quantity of awards that vest, is considered a performance condition. If it is considered probable that the performance condition will be met, these awards are amortized over the four-year service period, as adjusted for forfeitures. The Company has determined it is probable that the performance condition would be met for certain awards as of December 31, 2020, 2021, and 2022 and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2021	For the Year Ended December 31, 2022			December 31, 2022
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2019	$1,520	$(168)	$—	$(1,352)	$—	—
2020	—	—	—	—	—	—
2021	37,201	(3,279)	—	(10,761)	23,161	2.0 years
2022	—	—	35,104	(10,215)	24,889	2.7 years
	$38,721	$(3,447)	$35,104	$(22,328)	$48,050
Other
As of December 31, 2022 and December 31, 2021, the Adviser had advanced $1.5 million and $2.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course.
Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by the Company, Blackstone and its affiliates and related parties, and third-parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, other than (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third-party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third-parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related offset to the Company.
During the years ended December 31, 2022 and 2021, the Company paid Lexington National Land Services $27.8 million and $25.7 million, respectively, for title services related to 53 and 54 investments, respectively, and such costs were either (i) capitalized to Investments in Real Estate or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities on the Company’s Consolidated Balance Sheets.
Captive Insurance Company
On July 28, 2020, the Company became a member of a captive insurance company (the “Captive”) owned by the Company and other investment vehicles managed by Blackstone. A Blackstone affiliate provides oversight and management services to the Captive and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of the Captive, including insurance premiums and fees paid to the Blackstone affiliate to manage it, are borne by the Company and the other Blackstone-managed investment vehicles pro rata based on insurance premiums paid for each party’s respective properties.
During the years ended December 31, 2022 and 2021, the Company contributed $91.9 million and $57.1 million, respectively, of capital to the Captive for insurance premiums and its pro rata share of other expenses. Of these amounts, $1.8 million and $1.0 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies.

Other
As of December 31, 2022 and 2021, the Company had a receivable of $6.0 million and $3.9 million, respectively, from LivCor and such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.
11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	December 31, 2022	December 31, 2021
Interest rate and foreign currency hedging derivatives	$3,033,595	$41,453
Real estate intangibles, net	1,624,212	1,487,436
Receivables, net	821,309	381,201
Equity securities	530,119	3,225,660
Straight-line rent receivable	454,989	275,200
Held-for-sale assets	380,267	196,244
Single family rental homes risk retention securities	300,718	233,525
Prepaid expenses	146,568	151,188
Deferred leasing costs, net	121,230	84,990
Deferred financing costs, net	103,049	51,535
Due from affiliate(1)	74,857	—
Pre-acquisition costs	15,915	153,659
Other	275,120	168,642
Total	$7,881,948	$6,450,733
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	December 31, 2022	December 31, 2021
Right of use lease liability - operating leases	$638,830	$180,453
Accounts payable and accrued expenses	470,335	265,754
Accrued interest expense	395,459	215,757
Real estate taxes payable	350,757	211,063
Intangible liabilities, net	330,432	288,643
Held-for-sale liabilities	275,052	114,377
Distribution payable	238,297	190,143
Tenant security deposits	237,891	172,308
Subscriptions received in advance	208,632	1,746,910
Prepaid rental income	188,450	125,250
Stock repurchases payable	151,959	100,540
Securitized debt obligations, net	123,628	200,953
Right of use lease liability - financing leases	77,008	75,730
Interest rate and foreign currency hedging derivatives	50,557	45,597
Other	174,746	250,670
Total	$3,912,033	$4,184,148

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Intangible assets
In-place lease intangibles	$2,022,087	$1,920,331
Indefinite life intangibles	193,182	104,182
Above-market lease intangibles	71,952	60,383
Other intangibles	371,631	69,634
Total intangible assets	2,658,852	2,154,530
Accumulated amortization
In-place lease amortization	(971,988)	(628,163)
Above-market lease amortization	(31,419)	(22,993)
Other intangibles amortization	(31,233)	(15,938)
Total accumulated amortization	(1,034,640)	(667,094)
Intangible assets, net	$1,624,212	$1,487,436

Intangible liabilities
Below-market lease intangibles	$476,186	$377,132
Total intangible liabilities	476,186	377,132
Accumulated amortization
Below-market lease amortization	(145,754)	(88,489)
Total accumulated amortization	(145,754)	(88,489)
Intangible liabilities, net	$330,432	$288,643
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023	$383,807	$9,546	$46,611	$(70,309)
2024	171,875	7,987	35,990	(58,768)
2025	128,976	6,410	33,392	(48,406)
2026	99,310	5,106	32,166	(38,275)
2027	70,748	3,551	29,970	(26,776)
Thereafter	195,383	7,933	162,269	(87,898)
	$1,050,099	$40,533	$340,398	$(330,432)

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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate swaps and caps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates. The Company has the right of offset for certain derivatives, and presents them net on the financial statements.

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,417,852	2.6%	LIBOR, SOFR	6.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	135	$14,147,947	4.1%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.3
Interest rate swaps - investments in real estate debt	61	1,392,960	1.4%	LIBOR, SOFR	4.1
Total		$40,556,507
	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives not designated as hedging instruments
Interest rate swaps - property debt	22	$9,500,000	1.3%	LIBOR	7.0
Interest rate swaps - investments in real estate debt	54	1,076,210	1.0%	LIBOR	4.8
Total		$10,576,210

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	December 31, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	14	€160,206	10	€552,513
Buy USD / Sell GBP Forward	12	£132,563	7	£267,368
Buy EUR / Sell USD Forward	—	€—	1	€5,978
Buy GBP / Sell USD Forward	—	£—	3	£15,396
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$409,260	$—	$—	$—
Total derivatives designated as hedging instruments	409,260	—	—	—
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	183,392	—	36,173	—
Interest rate swaps - property debt	2,310,511	22,089	—	29,796
Interest rate swaps - investments in real estate debt	130,181	19,034	—	8,266
Foreign currency forward contracts	251	330	14,384	7,535
Total derivatives not designated as hedging instruments	2,624,335	41,453	50,557	45,597
Total interest rate and foreign currency hedging derivatives	$3,033,595	$41,453	$50,557	$45,597
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.
(3)Includes interest rate caps with fair value of $237.7 million and $0.0 million presented on a net basis as of December 31, 2022 and December 31, 2021, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Year Ended December 31,
			2022	2021	2020
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized gain (loss)	(1)	$2,262,337	$(7,711)	$—
Interest rate caps – property debt	Unrealized gain	(1)	180,988	—	—
Interest rate swap – investments in real estate debt	Realized gain (loss)	(2)	21,728	(11,335)	(6,722)
Interest rate swap – investments in real estate debt	Unrealized gain (loss)	(2)	119,407	57,470	(43,029)
Foreign currency forward contract	Realized gain (loss)	(2)	85,889	27,606	(14,703)
Foreign currency forward contract	Unrealized (loss) gain	(2)	(6,865)	8,145	(9,139)
Total			$2,663,484	$74,175	$(73,593)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain		408,069	—	—
Total			$3,071,553	$74,175	$(73,593)
(1)Included in Income from Equity Securities and Interest Rate Derivatives in the Company's Consolidated Statements of Operations.
(2)Included in Income (Loss) from Investments in Real Estate Debt in the Company’s Consolidated Statements of Operations.
(3)During the year ended December 31, 2022, $79.4 million of net gain was reclassified from accumulated other comprehensive income into net income.

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
As of December 31, 2022, the Company posted collateral of $47.6 million with two of its counterparties as required under the derivative contracts. As of December 31, 2021, the Company was in a net liability position with one of its derivative counterparties and posted collateral of $5.1 million under the derivative contract.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of December 31, 2022, the Company had the authority to issue 10,600,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class C Shares	500,000	$0.01
Total	10,600,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class T	Class D	Total
January 1, 2020	530,813	474,279	39,767	84,657	1,129,516
Common stock issued	196,343	510,136	8,497	43,325	758,301
Distribution reinvestment	20,860	19,363	1,330	3,299	44,852
Common stock repurchased	(45,163)	(76,735)	(3,651)	(7,140)	(132,689)
Independent directors' restricted stock grant(1)	—	37	—	—	37
December 31, 2020	702,853	927,080	45,943	124,141	1,800,017

Common stock issued	543,534	1,221,551	11,392	164,263	1,940,740
Distribution reinvestment	25,157	30,601	1,360	5,111	62,229
Common stock repurchased	(17,196)	(92,662)	(1,408)	(2,428)	(113,694)
Independent directors' restricted stock grant(1)	—	61	—	—	61
December 31, 2021	1,254,348	2,086,631	57,287	291,087	3,689,353

Common stock issued	389,405	854,023	16,849	145,677	1,405,954
Distribution reinvestment	31,957	51,138	1,646	8,656	93,397
Common stock repurchased	(78,296)	(597,103)	(3,183)	(23,992)	(702,574)
Independent directors' restricted stock grant(1)	—	48	—	—	48
December 31, 2022	1,597,414	2,394,737	72,599	421,428	4,486,178
(1) The independent directors’ restricted stock represents $0.7 million, $0.7 million and $0.4 million of the annual compensation paid to each of the independent directors for the years ended December 31, 2022, 2021 and 2020, respectively. The cost of each grant is amortized over the one-year service period for each grant.
Share and Unit Repurchases
The Company has adopted a Share Repurchase Plan (the “Repurchase Plan”), which is approved and administered by the Company's board of directors, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. The Repurchase Plan will be limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the event that the Company receives repurchase requests in excess of the 2% or 5% limits, then repurchase requests will be satisfied on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions.

Should repurchase requests, in the board of director’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the board of directors otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under the share repurchase plan), or none at all. Further, the Company’s board of directors may make exceptions to, modify, or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase less shares than such repurchase limitations) if it deems such action to be in the Company’s best interest and the best interest of its stockholders.
For the year ended December 31, 2022, the Company repurchased 702.6 million shares of common stock and 3.5 million BREIT OP units for a total of $10.5 billion. For the year ended December 31, 2021, the Company repurchased 113.7 million shares of common stock and 0.2 million BREIT OP units for a total of $1.4 billion. For the year ended December 31, 2020, the Company repurchased 132.7 million shares of common stock and 7.7 million BREIT OP units for a total of $1.5 billion. During 2022, the Company fulfilled all repurchase requests through October 31, 2022. During the months ended November 30, 2022 and December 31, 2022, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company's share repurchase plan. For the months ended November 30, 2022 and December 31, 2022, in accordance with the share repurchase plan, the Company fulfilled repurchases equal to 2.0% and 0.2% of NAV, or 43% and 4% of repurchase requests, respectively. The Company fulfilled all repurchase requests during the year ended December 31, 2021.
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
The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6685	$0.6685	$0.6685	$0.6685
Stockholder servicing fee per share of common stock	(0.1273)	—	(0.1254)	(0.0366)
Net distributions declared per share of common stock	$0.5412	$0.6685	$0.5431	$0.6319

	Year Ended December 31, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6508	$0.6508	$0.6508	$0.6508
Stockholder servicing fee per share of common stock	(0.1096)	—	(0.1081)	(0.0317)
Net distributions declared per share of common stock	$0.5412	$0.6508	$0.5427	$0.6191

	Year Ended December 31, 2020
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6354	$0.6354	$0.6354	$0.6354
Stockholder servicing fee per share of common stock	(0.0942)	—	(0.0929)	(0.0274)
Net distributions declared per share of common stock	$0.5412	$0.6354	$0.5425	$0.6080
Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 5.65% capital gains and 94.35% return of capital. Distributions for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 4.73% ordinary income, 3.36% capital gains and 91.91% return of capital. Of the 4.73% characterized as ordinary income, all 4.73% were non-qualified. Distributions for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100.00% return of capital.

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the year ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$589,900	$274
Settlement of current year performance participation allocation	817,527	1,378,959
Settlement of prior year performance participation allocation	—	192,648
Repurchases	(26,639)	(111,949)
Conversion to Class I and Class B units	(435,238)	(68,453)
Conversion to Class I shares	(599,219)	(801,645)
GAAP income allocation	(5,024)	(6)
Distributions	(10,256)	(15)
Fair value allocation	13,094	87
Balance at the end of the year	$344,145	$589,900
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2022 and December 31, 2021, $209.3 million and $160.8 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $39.3 million, $103.4 million and $8.8 million, during the years ended December 31, 2022, 2021, and 2020 respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Non-controlling Interests - BREIT OP unitholders
Class B Units in BREIT OP are available to certain suitable investors in private placements. Class B Units are sold at their NAV per unit, which will equal the NAV per Class I unit of BREIT OP and will generally correspond to the NAV per share of the Company’s Class I shares.
Class B Units are subject to the same fees and expenses of Class I Units and do not have any preferential rights relative to the Company’s interest in BREIT OP, nor are they exchangeable for any shares of the Company’s common stock. Holders of the Class B Units have a right to redeem their units for cash in a manner similar to the ability of the Company’s stockholders to have their shares repurchased under the Company’s share repurchase plan. Class B Unit redemptions are subject to similar limitations as share repurchases under the Company’s share repurchase plan, namely the early repurchase deduction and caps on monthly and quarterly repurchases. Class B Units have the same limited voting rights as the other BREIT OP units and such rights do not affect the Company’s exclusive power, as general partner of BREIT OP, to manage and conduct the business of BREIT OP.
During the year ended December 31, 2022, BREIT OP received $110.0 million in Class B Unit subscriptions from affiliates of the Company. No such subscriptions were received during the year ended December 31, 2021. As of December 31, 2022 and 2021, there were 21.7 million and 10.1 million Class B Units outstanding, respectively. Class B Units are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.
During the years ended December 31, 2022 and 2021, the Company issued $229.3 million, and $395.8 million, respectively, of Class I Units as consideration for acquisitions of real estate.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed lease payments	$6,152,782	$2,860,344	$2,031,411
Variable lease payments	411,337	280,184	204,461
Rental revenue	$6,564,119	$3,140,528	$2,235,872
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of December 31, 2022 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023	$1,686,971
2024	1,597,245
2025	1,469,306
2026	1,338,977
2027	1,154,429
Thereafter	16,624,401
Total	$23,871,329
Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2022, the Company had 95 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.

The following table details the future lease payments due under the Company’s ground leases as of December 31, 2022 ($ in thousands):

	Operating Leases	Financing Leases
2023	$36,311	$4,150
2024	37,070	4,266
2025	37,687	4,385
2026	37,851	4,507
2027	38,250	4,633
Thereafter	2,613,738	564,142
Total undiscounted future lease payments	2,800,907	586,083
Difference between undiscounted cash flows and discounted cash flows	(2,162,077)	(509,075)
Total lease liability	$638,830	$77,008
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2022, the weighted average remaining lease term of the Company’s operating leases and financing leases was 61 years and 78 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed ground rent expense	$22,789	$4,904	$4,038
Variable ground rent expense	1,042	36	18
Total cash portion of ground rent expense	23,831	4,940	4,056
Straight-line ground rent expense	13,552	7,488	6,737
Total operating lease costs	$37,383	$12,428	$10,793
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest on lease liabilities	$4,038	$3,403	$2,991
Amortization of right-of-use assets	1,278	1,139	991
Total financing lease costs	$5,316	$4,542	$3,982

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Hospitality, Office, Data Centers, Retail, and Self Storage properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.
The following table details the total assets by segment ($ in thousands):

	December 31, 2022	December 31, 2021
Rental Housing	$68,464,413	$44,167,486
Industrial	21,624,736	20,898,801
Net Lease	9,011,326	5,219,519
Hospitality	3,768,473	3,084,271
Office	3,293,163	1,232,392
Data Centers	3,203,585	1,905,660
Retail	2,722,839	1,689,575
Self Storage	2,247,351	1,886,376
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	25,363,546	24,221,005
Other (Corporate)	2,987,992	2,033,779
Total assets	$142,687,424	$106,338,864
The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$4,116,088	$1,364,640	$499,789	$—	$138,241	$44,673	$187,055	$213,633	$—	$6,564,119
Hospitality revenue	—	—	—	721,654	—	—	—	—	—	721,654
Other revenue	286,819	34,985	—	12,930	8,112	—	3,272	14,487	—	360,605
Total revenues	4,402,907	1,399,625	499,789	734,584	146,353	44,673	190,327	228,120	—	7,646,378
Expenses:
Rental property operating	2,253,142	438,479	1,883	—	40,234	6,943	69,614	106,641	—	2,916,936
Hospitality operating	—	—	—	508,868	—	—	—	—	—	508,868
Total expenses	2,253,142	438,479	1,883	508,868	40,234	6,943	69,614	106,641	—	3,425,804
(Loss) income from unconsolidated entities	(79,148)	319,807	99,879	6,303	4,493	(168,078)	(1,007)	—	—	182,249
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(27,073)	(27,073)
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(42,119)	(42,119)
(Loss) Income from investments in equity securities(1)	(346,773)	(47,969)	27,334	$—	(109,129)	—	—	—	—	(476,537)
Segment net operating income (loss)	$1,723,844	$1,232,984	$625,119	$232,019	$1,483	$(130,348)	$119,706	$121,479	$(69,192)	$3,857,094

Depreciation and amortization	$(2,617,389)	$(804,108)	$(172,647)	$(120,531)	$(70,721)	$(19,639)	$(168,024)	$(125,307)	$—	$(4,098,366)

General and administrative										(52,652)
Management fee										(837,687)
Performance participation allocation										(742,670)
Impairment of investments in real estate										(33,554)
Income from interest rate derivatives(1)										2,444,086
Net gain on dispositions of real estate										808,846
Interest expense										(2,325,204)
Loss on extinguishment of debt										(11,476)
Other expense										(88,725)
Net loss										$(1,080,308)
Net loss attributable to non-controlling interests in third party joint ventures										$173,109
Net loss attributable to non-controlling interests in BREIT OP										23,680
Net loss attributable to BREIT stockholders										$(883,519)
(1) Included within income from equity securities and interest rate derivatives on the Consolidated Statements of Operations is $520.8 million net unrealized/realized loss related to such equity securities.

The following table details the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,544,909	$982,137	$331,178	$—	$46,570	$28,586	$64,079	$143,069	$—	$3,140,528
Hospitality revenue	—	—	—	412,338	—	—	—	—	—	412,338
Other revenue	109,211	12,413	—	10,287	344	—	2,157	9,393	—	143,805
Total revenues	1,654,120	994,550	331,178	422,625	46,914	28,586	66,236	152,462	—	3,696,671
Expenses:
Rental property operating	780,321	306,016	1,331	—	12,557	4,080	20,712	67,554	—	1,192,571
Hospitality operating	—	—	—	316,144	—	—	—	—	—	316,144
Total expenses	780,321	306,016	1,331	316,144	12,557	4,080	20,712	67,554	—	1,508,715
(Loss) Income from unconsolidated entities	(17,461)	194,743	100,276	—	—	(71,745)	167	—	—	205,980
Income from investments in real estate debt	—	—	—	—	—	—	—	—	391,867	391,867
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	106,240	106,240
Income from investments in equity securities(1)	640,731	174,866	56,765	—	11,897	—	—	—	—	884,259
Segment net operating income	$1,497,069	$1,058,143	$486,888	$106,481	$46,254	$(47,239)	$45,691	$84,908	$498,107	$3,776,302

Depreciation and amortization	$(933,418)	$(576,793)	$(114,409)	$(93,911)	$(22,127)	$(12,485)	$(28,917)	$(137,872)	$—	$(1,919,932)

General and administrative										(32,046)
Management fee										(445,291)
Performance participation allocation										(1,378,959)
Income from interest rate derivatives(1)										10,285
Net gain on dispositions of real estate										7,881
Interest expense										(834,852)
Loss on extinguishment of debt										(16,331)
Other expense										(3,221)
Net loss										$(836,164)
Net loss attributable to non-controlling interests in third party joint ventures										$22,090
Net loss attributable to non-controlling interests in BREIT OP										9,291
Net loss attributable to BREIT stockholders										$(804,783)
(1) Included within income from equity securities and interest rate derivatives on the Consolidated Statements of Operations is $848.2 million unrealized gain related to such equity securities.

The following table details the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$976,873	$811,490	$331,178	$—	$16,368	$23,042	$54,047	$22,874	$—	$2,235,872
Hospitality revenue	—	—	—	248,909	—	—	—	—	—	248,909
Other revenue	50,256	5,438	—	6,397	502	—	1,198	3,076	—	66,867
Total revenues	1,027,129	816,928	331,178	255,306	16,870	23,042	55,245	25,950	—	2,551,648
Expenses:
Rental property operating	471,413	240,792	701	—	5,540	3,039	17,541	12,753	—	751,779
Hospitality operating	—	—	—	261,472	—	—	—	—	—	261,472
Total expenses	471,413	240,792	701	261,472	5,540	3,039	17,541	12,753	—	1,013,251
Income from unconsolidated entities	—	—	88,571	—	—	—	—	—	—	88,571
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(74,353)	(74,353)
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(46,564)	(46,564)
Income from investments in equity securities(1)	37,679	14,005	12,578	—	2,194	—	—	—	—	66,456
Segment net operating income	$593,395	$590,141	$431,626	$(6,166)	$13,524	$20,003	$37,704	$13,197	$(120,917)	$1,572,507

Depreciation and amortization	$(544,927)	$(540,023)	$(114,530)	$(90,820)	$(9,741)	$(10,098)	$(32,528)	$(19,484)	$—	$(1,362,151)

General and administrative										(25,653)
Management fee										(224,776)
Performance participation allocation										(192,648)
Loss from interest rate derivatives(1)										(548)
Impairment of investments in real estate										(12,343)
Net gain on dispositions of real estate										113,173
Interest expense										(712,383)
Loss on extinguishment of debt										(10,356)
Other expense										(12,224)
Net loss										$(867,402)
Net loss attributable to non-controlling interests in third party joint ventures										$2,417
Net loss attributable to non-controlling interests in BREIT OP										11,586
Net loss attributable to BREIT stockholders										$(853,399)
(1) Included within income from equity securities and interest rate derivatives on the Consolidated Statements of Operations is $43.7 million net unrealized/realized gain related to such equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings.

18. Subsequent Events
UC Investment
As of January 1, 2023, the Regents of the University of California (“UC Investments”), subscribed for an aggregate 268.9 million of the Company’s Class I shares for a total purchase price of $4.0 billion. The investment was made at the Company’s January 1, 2023 public offering price with fees and terms consistent with existing shareholders. In connection with this investment, a subsidiary of Blackstone entered into a long-term strategic venture with UC Investments.
Blackstone contributed $1.0 billion of its current holdings in the Company as part of the strategic venture, which provides a waterfall structure with UC Investments receiving a 11.25% minimum annualized net return on its investment in the Company’s shares (supported by a pledge of Blackstone’s contribution) and upside from its investment. In exchange, Blackstone will be entitled to receive an incremental 5% cash promote payment from UC Investments on any returns received in excess of the specified minimum, in addition to the existing management and incentive fees borne by all holders of Class I shares of the Company. The pledge will also extend to any appreciation and dividends received by Blackstone in respect of the contributed $1.0 billion. After January 2028, the parties have the option to request repurchase of their investments ratably over two years (a minimum average 6-year hold).
MGM Grand and Mandalay Bay Disposition
On January 9, 2023, BREIT sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of approximately $1.3 billion, resulting in a gain of sale of $430.4 million.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Rental Housing Properties:
Multifamily Properties
	Atlanta, GA	37	$2,058,718	$467,575	$2,758,164	$4,261	$32,067	$471,836	$2,790,231	$3,262,067	$(188,108)	2017-2022
	Austin, TX	42	2,044,681	458,844	2,677,279	8,290	24,585	467,134	2,701,864	3,168,998	(182,598)	2017-2022
	Beaumont, TX	1	18,717	4,476	42,119	—	14	4,476	42,134	46,610	(777)	2022
	Birmingham, AL	2	74,424	13,959	162,873	—	24	13,959	162,897	176,856	(3,104)	2022
	Boston, MA	4	348,937	130,391	593,010	393	6,180	130,784	599,190	729,974	(31,743)	2018-2022
	Boulder, CO	1	49,528	11,045	98,486	19	118	11,064	98,603	109,667	(2,261)	2022
	Charleston, SC	2	50,114	12,861	83,365	332	598	13,193	83,963	97,156	(6,969)	2019-2022
	Charlotte, NC	21	887,302	189,737	1,193,440	3,382	12,007	193,119	1,205,447	1,398,566	(85,436)	2019-2022
	Chicago, IL	2	64,708	18,924	100,248	714	2,775	19,639	103,023	122,662	(10,855)	2017-2022
	Columbus, OH	4	211,359	37,489	193,939	405	2,260	37,894	196,199	234,093	(18,334)	2020-2021
	Dayton, OH	1	10,955	1,743	21,803	—	82	1,743	21,884	23,627	(499)	2022
	Denver, CO	14	843,967	158,744	1,169,549	3,419	17,231	162,164	1,186,780	1,348,944	(90,685)	2017-2022
	Durham, NC	3	109,375	33,708	171,592	219	453	33,927	172,045	205,972	(12,340)	2020-2022
	Fort Collins, CO	2	91,341	11,543	108,985	410	1,524	11,953	110,509	122,462	(14,523)	2019
	Greenville, SC	2	62,654	13,203	67,595	281	823	13,484	68,418	81,902	(3,331)	2021
	Houston, TX	6	195,946	58,668	309,857	409	1,092	59,077	310,949	370,026	(10,230)	2021-2022
	Jacksonville, FL	14	530,816	132,402	931,741	2,085	9,490	134,487	941,231	1,075,718	(61,102)	2017-2022
	Kansas City, MO	3	118,304	20,906	155,705	164	524	21,070	156,229	177,299	(9,687)	2020-2022
	Lakeland, FL	2	112,716	19,475	123,539	288	2,308	19,763	125,847	145,610	(8,794)	2019-2022
	Las Vegas, NV	25	1,407,180	322,064	1,605,185	5,218	16,931	327,282	1,622,116	1,949,398	(200,578)	2017-2022
	Los Angeles, CA	1	51,108	10,795	44,758	90	170	10,885	44,928	55,813	(6,147)	2019
	Louisville, KY	6	76,300	12,381	106,946	817	2,118	13,198	109,064	122,262	(11,185)	2017-2022
	Miami, FL	8	672,666	167,319	728,244	2,593	13,400	169,912	741,645	911,557	(76,768)	2017-2021
	Minneapolis, MN	3	97,317	28,928	161,038	102	505	29,030	161,542	190,572	(4,270)	2021-2022
	Modesto, CA	2	48,222	5,006	68,782	467	1,839	5,473	70,621	76,094	(12,604)	2017-2018
	Naples, FL	1	49,974	14,247	106,176	—	203	14,247	106,379	120,626	(1,971)	2022
	Nashville, TN	7	293,377	49,673	434,061	218	1,796	49,891	435,857	485,748	(20,498)	2017-2022
	New York, NY	1	569,603	203,518	609,621	—	810	203,518	610,431	813,949	(11,073)	2022
	North Port, FL	3	119,812	28,937	280,044	64	504	29,001	280,548	309,549	(7,286)	2021-2022
	Olympia, WA	2	77,328	20,455	84,588	696	4,434	21,152	89,022	110,174	(18,357)	2017-2018
	Orlando, FL	21	1,123,018	244,748	1,568,305	10,519	15,787	255,267	1,584,092	1,839,359	(124,555)	2017-2022
	Palm Bay, FL	1	33,836	9,819	78,096	—	52	9,819	78,148	87,967	(1,445)	2022
	Panama City, FL	1	44,502	8,090	78,217	—	52	8,090	78,269	86,359	(1,512)	2022
	Philadelphia, PA	1	10,369	4,685	22,635	—	171	4,685	22,806	27,491	(525)	2022
	Phoenix, AZ	23	1,289,725	327,650	1,595,637	4,308	24,790	331,959	1,620,427	1,952,386	(162,209)	2017-2022
	Pittsburgh, PA	1	31,373	6,655	58,150	—	39	6,655	58,189	64,844	(1,124)	2022
	Portland, OR	7	307,363	83,713	383,331	550	4,569	84,263	387,900	472,163	(40,707)	2017-2022
	Raleigh, NC	9	489,045	74,447	587,437	1,028	4,570	75,474	592,007	667,481	(43,378)	2019-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Richmond, VA	1	$30,018	$9,632	$66,074	$—	$62	$9,632	$66,136	$75,768	$(1,265)	2022
	Riverside, CA	5	280,471	52,051	396,110	1,086	9,261	53,137	405,371	458,508	(47,729)	2019-2021
	Sacramento, CA	2	121,672	22,383	153,733	694	4,276	23,076	158,009	181,085	(27,704)	2018-2019
	San Antonio, TX	4	122,966	19,005	134,959	716	2,244	19,721	137,202	156,923	(15,259)	2017-2021
	San Diego, CA	1	36,301	33,055	71,972	52	313	33,106	72,284	105,390	(1,710)	2022
	Savannah, GA	1	29,734	5,613	35,434	160	17	5,773	35,451	41,224	(5,430)	2019
	Seattle, WA	4	210,208	49,100	271,348	933	4,833	50,033	276,181	326,214	(23,746)	2018-2021
	Stockton, CA	2	79,001	22,811	116,339	—	32	22,811	116,370	139,181	(1,628)	2022
	Tampa, FL	17	732,208	169,210	1,209,156	1,935	6,747	171,145	1,215,903	1,387,048	(58,849)	2019-2022
	Urban Honolulu, HI	1	17,904	95,193	550,923	1,059	5,963	96,253	556,886	653,139	(28,436)	2021
	Virginia Beach, VA	1	28,417	10,115	64,927	—	67	10,115	64,994	75,109	(1,276)	2022
	Washington, DC	2	80,900	19,600	97,949	30	172	19,629	98,120	117,749	(1,937)	2022
	Wilmington, NC	1	—	1,717	8,239	—	13,091	1,717	21,330	23,047	—	2022
Manufactured Housing
	Arcadia, FL	1	23,217	28,688	8,264	519	2,252	29,207	10,516	39,723	(2,305)	2020
	Atlanta, GA	2	15,334	35,491	1,760	1,331	74	36,822	1,834	38,656	(3,439)	2020
	Cape Coral, FL	1	—	9,036	1,044	2,901	117	11,938	1,160	13,098	(470)	2020
	Cincinnati, OH	1	23,381	33,479	2,999	80	13	33,559	3,012	36,571	(4,199)	2020
	Clewiston, FL	2	24,315	38,593	1,693	389	294	38,982	1,987	40,969	(2,726)	2020
	Gainesville, FL	3	—	8,755	1,524	46	571	8,800	2,095	10,895	(410)	2020
	Lakeland, FL	2	20,662	30,698	754	1,093	538	31,791	1,292	33,083	(2,297)	2019-2020
	Los Angeles, CA	1	5,350	14,621	767	28	448	14,649	1,215	15,864	(614)	2021
	Miami, FL	3	82,188	132,039	2,032	997	1,543	133,037	3,575	136,612	(4,149)	2020-2021
	Naples, FL	1	—	3,664	383	409	1,615	4,073	1,999	6,072	(436)	2019
	Orlando, FL	7	66,481	173,086	9,799	5,677	3,838	178,764	13,637	192,401	(9,346)	2018-2020
	Palm Bay, FL	2	19,289	32,460	1,216	257	3	32,717	1,219	33,936	(1,596)	2020
	Phoenix, AZ	26	196,925	287,904	12,313	6,913	2,816	294,817	15,129	309,946	(35,103)	2018-2020
	Prescott Valley, AZ	2	8,815	10,329	785	394	74	10,723	859	11,582	(1,666)	2018-2020
	Riverside, CA	2	18,971	22,443	900	928	130	23,371	1,030	24,401	(3,777)	2018
	San Diego, CA	1	5,190	6,236	309	246	20	6,482	330	6,812	(927)	2018
	Santa Rosa, CA	2	25,387	21,030	2,244	180	269	21,210	2,512	23,722	(1,620)	2020-2021
	Seattle, WA	1	14,593	23,000	907	249	79	23,249	985	24,234	(1,249)	2020
	Sebastian, FL	1	11,756	19,117	983	402	688	19,519	1,671	21,190	(1,348)	2020
	Tampa, FL	6	47,820	84,650	4,077	1,117	489	85,767	4,566	90,333	(5,581)	2019-2020
	The Villages, FL	2	8,799	9,036	4,931	1,259	348	10,294	5,279	15,573	(1,531)	2020
	Tucson, AZ	1	9,820	12,620	1,838	69	1,314	12,689	3,151	15,840	(812)	2020
Student Housing
	Akron, OH	2	68,212	9,089	83,173	45	711	9,134	83,885	93,019	(6,762)	2018-2022
	Albuquerque, NM	2	72,477	3,982	104,201	—	86	3,982	104,287	108,269	(1,578)	2022
	Ames, IA	1	48,370	7,612	69,576	—	326	7,612	69,902	77,514	(760)	2022
	Ann Arbor, MI	4	141,471	25,055	184,864	—	414	25,055	185,278	210,333	(2,894)	2022
	Athens, GA	4	123,500	21,117	162,627	40	563	21,157	163,190	184,347	(13,435)	2018-2022
	Atlanta, GA	4	316,900	42,495	397,123	57	1,750	42,552	398,873	441,425	(11,516)	2021-2022
	Auburn, AL	4	180,324	26,966	245,737	105	616	27,072	246,353	273,425	(9,833)	2018-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Austin, TX	18	$605,264	$246,939	$1,080,811	$—	$5,546	$246,939	$1,086,357	$1,333,296	$(12,749)	2022
	Baton Rouge, LA	1	53,250	10,134	60,790	43	53	10,176	60,843	71,019	(1,591)	2022
	Binghamton, NY	1	116,700	23,571	145,350	—	845	23,571	146,195	169,766	(1,660)	2022
	Blacksburg, CA	1	—	1,700	—	—	—	1,700	—	1,700	—	2022
	Blacksburg, VA	1	64,532	12,698	71,693	275	504	12,973	72,197	85,170	(11,101)	2018
	Boone, NC	1	49,900	4,599	73,835	—	196	4,599	74,032	78,631	(3,481)	2021
	Boston, MA	3	135,477	14,260	259,361	—	1,356	14,260	260,717	274,977	(2,933)	2022
	Boulder, CO	6	201,363	56,834	282,737	59	3,430	56,892	286,167	343,059	(13,740)	2018-2022
	Buffalo, NY	5	164,635	69,684	225,816	—	629	69,684	226,444	296,128	(5,473)	2021-2022
	Carbondale, IL	1	—	3,100	—	—	—	3,100	—	3,100	—	2022
	Champaign, IL	5	84,790	8,851	119,403	—	4,255	8,851	123,658	132,509	(1,297)	2022
	Charlotte, NC	3	103,080	21,003	121,273	—	754	21,003	122,027	143,030	(1,406)	2022
	Charlottesville, VA	3	68,438	5,118	94,048	671	4,110	5,789	98,158	103,947	(14,253)	2018
	College Station, TX	5	225,737	76,636	277,661	—	2,849	76,636	280,510	357,146	(2,457)	2022
	Columbia, MO	1	52,430	5,320	99,308	—	607	5,320	99,915	105,235	(1,051)	2022
	Columbia, SC	1	36,155	11,100	68,885	—	97	11,100	68,982	80,082	(2,128)	2022
	Columbus, OH	1	—	—	244	—	—	—	244	244	—	2022
	Corvallis, OR	2	39,552	10,155	45,229	—	180	10,155	45,409	55,564	(838)	2022
	Eugene, OR	5	217,850	22,111	293,082	—	570	22,111	293,652	315,763	(3,805)	2022
	Fayetteville, AR	1	36,224	11,153	36,193	86	518	11,239	36,711	47,950	(1,059)	2022
	Flagstaff, AZ	5	303,040	8,414	416,453	—	1,103	8,414	417,556	425,970	(5,118)	2022
	Fort Collins, CO	3	137,400	11,297	181,443	22	123	11,319	181,566	192,885	(4,770)	2021-2022
	Fresno, CA	1	17,970	4,757	20,238	—	344	4,757	20,583	25,340	(281)	2022
	Gainesville, FL	3	103,020	21,090	145,160	—	64	21,090	145,224	166,314	(1,574)	2022
	Greensboro, NC	1	35,700	8,291	61,433	—	36	8,291	61,469	69,760	(685)	2022
	Greenville, NC	1	45,961	8,458	45,948	76	2,389	8,535	48,338	56,873	(6,940)	2018
	Greenville, SC	2	35,756	855	62,239	—	66	855	62,306	63,161	(672)	2022
	Houston, TX	5	63,972	1,824	58,724	—	719	1,824	59,443	61,267	(3,953)	2022
	Huntington, WV	1	12,450	2,206	15,530	—	590	2,206	16,120	18,326	(200)	2022
	Huntsville, TX	1	24,840	6,831	31,778	—	109	6,831	31,887	38,718	(445)	2022
	Indianapolis, IN	2	110,803	577	150,355	—	414	577	150,769	151,346	(1,615)	2022
	Knoxville, TN	3	158,400	28,669	194,922	61	2,071	28,731	196,993	225,724	(7,172)	2021-2022
	Lafayette, IN	2	93,400	9,674	141,640	—	698	9,674	142,338	152,012	(1,476)	2022
	Lansing, MI	1	65,220	12,317	79,443	—	30	12,317	79,473	91,790	(943)	2022
	Laredo, TX	1	447	—	861	—	33	—	894	894	(331)	2022
	Lexington, KY	4	161,490	47,160	184,088	—	233	47,160	184,321	231,481	(2,179)	2022
	Los Angeles, CA	1	58,341	783	118,187	—	14	783	118,201	118,984	(1,283)	2022
	Louisville, KY	5	145,516	36,787	178,455	236	1,487	37,022	179,941	216,963	(6,512)	2018-2022
	Lubbock, TX	7	271,526	57,660	337,160	—	463	57,660	337,623	395,283	(3,999)	2022
	Madison, WI	1	98,700	7,410	163,875	—	191	7,410	164,066	171,476	(1,716)	2022
	Mankato, MN	1	38,160	7,286	52,185	—	63	7,286	52,248	59,534	(620)	2022
	Minneapolis, MN	2	51,689	14,945	75,754	—	934	14,945	76,687	91,632	(900)	2022
	Morgantown, WV	2	73,837	10,301	73,206	—	132	10,301	73,338	83,639	(904)	2022
	Nashville, TN	1	—	11,700	614	—	—	11,700	614	12,314	—	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	New York, NY	1	$43,809	$203	$53,571	$—	$88	$203	$53,659	$53,862	$(565)	2022
	Oklahoma City, OK	1	66,629	11,400	93,765	—	8	11,400	93,773	105,173	(998)	2022
	Orlando, FL	7	770,433	112,999	1,205,032	150	28,204	113,149	1,233,236	1,346,385	(24,336)	2018-2022
	Oxford, MS	1	15,970	6,779	16,658	—	16	6,779	16,673	23,452	(282)	2022
	Philadelphia, PA	4	518,723	620	756,335	—	625	620	756,959	757,579	(9,184)	2022
	Phoenix, AZ	10	779,757	47,775	1,121,290	189	8,703	47,964	1,129,993	1,177,957	(27,215)	2018-2022
	Portland, OR	2	67,544	1,493	94,652	—	138	1,493	94,790	96,283	(993)	2022
	Pullman, WA	1	51,400	20,172	55,481	347	136	20,519	55,616	76,135	(4,058)	2021
	Raleigh, NC	1	36,750	11,340	46,044	—	455	11,340	46,498	57,838	(1,456)	2022
	Reno, NV	1	58,000	6,265	75,388	—	14	6,265	75,402	81,667	(2,932)	2021
	Richmond, VA	5	189,460	12,724	242,230	—	797	12,724	243,026	255,750	(2,538)	2022
	Riverside, CA	1	29,818	3,966	40,159	42	1,442	4,009	41,601	45,610	(6,080)	2018
	Rochester, NY	2	119,544	43,585	162,946	—	402	43,585	163,348	206,933	(2,267)	2022
	San Antonio, TX	2	74,610	21,357	82,319	—	126	21,357	82,445	103,802	(1,015)	2022
	San Diego, CA	2	105,114	39,861	131,211	2	1,305	39,863	132,517	172,380	(2,475)	2022
	San Francisco, CA	4	190,241	4,652	337,369	52	19,968	4,704	357,337	362,041	(5,866)	2018-2022
	Seattle, WA	4	153,898	22,192	240,819	—	403	22,192	241,221	263,413	(2,432)	2022
	Starkville, MS	1	7,073	2,678	6,050	—	122	2,678	6,172	8,850	(103)	2022
	State College, PA	3	165,312	22,755	201,931	394	4,372	23,150	206,303	229,453	(24,157)	2018-2021
	Syracuse, NY	2	32,733	1,693	59,712	—	72	1,693	59,784	61,477	(686)	2022
	Tallahassee, FL	6	378,031	74,759	506,945	4	1,917	74,763	508,862	583,625	(10,316)	2021-2022
	Tampa, FL	2	90,411	11,640	149,614	—	1,027	11,640	150,642	162,282	(1,788)	2022
	Toledo, OH	1	22,665	4,045	25,847	—	28	4,045	25,875	29,920	(297)	2022
	Trenton, NJ	1	39,893	3,712	74,929	—	16	3,712	74,946	78,658	(1,081)	2022
	Tucson, AZ	5	264,295	21,691	435,395	157	1,651	21,848	437,046	458,894	(24,680)	2018-2022
	Tuscaloosa, AL	2	141,931	38,573	151,583	45	3,606	38,618	155,190	193,808	(13,798)	2018-2022
	Waco, TX	2	30,335	6,366	73,653	—	2,341	6,366	75,994	82,360	(789)	2022
Single Family Rental
	Albuquerque, NM	11	2,523	777	2,757	3	51	780	2,808	3,588	(15)	2022
	Athens, GA	10	2,055	574	2,576	3	74	577	2,650	3,227	(73)	2021-2022
	Atlanta, GA	2,952	831,080	231,289	1,013,607	2,347	18,244	233,636	1,031,851	1,265,487	(39,898)	2014-2022
	Augusta, GA	6	1,117	281	1,299	4	53	285	1,352	1,637	(15)	2021-2022
	Austin, TX	118	31,191	9,604	41,807	104	571	9,708	42,378	52,086	(1,878)	2015-2022
	Baltimore, MD	267	66,590	28,973	63,844	83	2,203	29,056	66,047	95,103	(3,218)	2015-2022
	Bellingham, WA	1	227	109	231	—	—	109	231	340	(13)	2015
	Boulder, CO	10	5,346	1,657	6,145	—	—	1,657	6,145	7,802	(285)	2015-2020
	Bremerton, WA	142	52,591	22,697	52,273	88	1,039	22,785	53,312	76,097	(1,676)	2018-2022
	Cape Coral, FL	123	31,117	8,463	31,139	387	1,145	8,850	32,284	41,134	(1,606)	2014-2022
	Charleston, SC	1	208	50	242	—	3	50	245	295	(1)	2022
	Charlotte, NC	516	152,117	47,696	188,119	223	1,677	47,919	189,796	237,715	(7,175)	2015-2022
	Chicago, IL	853	222,604	68,198	231,526	820	4,742	69,018	236,268	305,286	(11,537)	2012-2022
	Colorado Springs, CO	1,052	355,561	101,366	395,434	597	6,462	101,963	401,896	503,859	(13,725)	2014-2022
	Columbia, SC	200	40,327	9,308	45,231	110	1,463	9,418	46,694	56,112	(1,904)	2017-2022
	Dallas, TX	1,729	486,555	152,699	580,544	2,910	7,057	155,609	587,601	743,210	(25,591)	2013-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Deltona, FL	1	$262	$93	$302	$3	$14	$96	$316	$412	$(2)	2022
	Denver, CO	948	407,266	134,559	454,641	307	2,723	134,866	457,364	592,230	(17,101)	2013-2022
	Durham, NC	13	3,292	1,058	4,418	1	62	1,059	4,480	5,539	(126)	2016-2022
	Fort Collins, CO	111	44,775	10,794	50,678	74	231	10,868	50,909	61,777	(2,052)	2013-2022
	Gainesville, GA	2	886	192	981	—	1	192	982	1,174	(51)	2015-2018
	Greeley, CO	151	57,243	15,821	63,780	—	291	15,821	64,071	79,892	(2,349)	2013-2022
	Greensboro, NC	52	16,106	4,607	20,019	—	169	4,607	20,188	24,795	(1,031)	2015-2022
	Greenville, SC	17	3,951	903	4,330	28	176	931	4,506	5,437	(144)	2021-2022
	Houston, TX	309	70,496	17,026	77,937	729	1,450	17,755	79,387	97,142	(3,887)	2013-2022
	Indianapolis, IN	118	31,053	8,567	35,827	59	771	8,626	36,598	45,224	(1,823)	2015-2022
	Jacksonville, FL	198	61,853	18,752	66,394	130	798	18,882	67,192	86,074	(3,195)	2014-2022
	Kansas City, MO	318	92,784	26,294	110,898	95	2,095	26,389	112,993	139,382	(5,364)	2015-2022
	Lakeland, FL	1	136	45	175	—	3	45	178	223	(10)	2021
	Las Vegas, NV	283	88,065	35,149	92,036	277	1,728	35,426	93,764	129,190	(1,709)	2021-2022
	Los Angeles, CA	82	36,315	14,122	40,629	95	543	14,217	41,172	55,389	(1,493)	2015-2022
	Louisville, KY	1	—	51	183	6	4	57	187	244	—	2022
	Miami, FL	111	39,185	12,091	39,837	300	832	12,391	40,669	53,060	(2,079)	2014-2022
	Minneapolis, MN	1,117	339,487	119,208	356,753	479	7,866	119,687	364,619	484,306	(14,636)	2015-2022
	Modesto, CA	7	2,396	1,253	3,006	18	4	1,271	3,010	4,281	(162)	2015-2019
	Mount Vernon, WA	4	1,674	806	1,235	1	3	807	1,238	2,045	(66)	2015-2016
	Myrtle Beach, SC	2	391	94	455	1	7	95	462	557	(3)	2022
	Naples, FL	11	4,249	1,424	4,334	81	—	1,505	4,334	5,839	(247)	2014-2017
	Nashville, TN	169	52,903	15,356	56,203	31	583	15,387	56,786	72,173	(1,972)	2017-2022
	North Port, FL	242	76,576	21,425	77,691	534	2,115	21,959	79,806	101,765	(3,882)	2014-2022
	Ogden, UT	84	25,272	10,349	30,950	25	740	10,374	31,690	42,064	(858)	2017-2022
	Oklahoma City, OK	37	8,233	1,884	9,565	36	130	1,920	9,695	11,615	(399)	2014-2022
	Olympia, WA	102	38,741	16,039	40,005	5	451	16,044	40,456	56,500	(1,557)	2015-2022
	Orlando, FL	683	205,913	63,086	226,869	1,346	6,494	64,432	233,363	297,795	(10,123)	2014-2022
	Oxnard, CA	1	430	221	668	—	—	221	668	889	(34)	2015
	Palm Bay, FL	35	7,823	2,721	8,857	36	304	2,757	9,161	11,918	(269)	2016-2022
	Philadelphia, PA	186	49,962	19,701	56,576	72	1,803	19,773	58,379	78,152	(2,940)	2016-2022
	Phoenix, AZ	758	220,755	101,446	207,436	876	6,103	102,322	213,539	315,861	(6,183)	2020-2022
	Pittsburgh, PA	88	24,463	7,975	31,100	—	452	7,975	31,552	39,527	(1,649)	2016-2022
	Port St. Lucie, FL	3	891	503	817	14	13	517	830	1,347	(41)	2015-2022
	Portland, OR	328	138,266	67,481	128,997	—	550	67,481	129,547	197,028	(6,090)	2015-2022
	Provo, UT	11	4,216	1,587	4,106	27	61	1,614	4,167	5,781	(124)	2018-2022
	Punta Gorda, FL	9	2,318	765	2,414	22	197	787	2,611	3,398	(149)	2015-2018
	Raleigh, NC	112	31,925	8,997	35,985	26	366	9,023	36,351	45,374	(1,344)	2015-2022
	Richmond, VA	143	34,394	10,305	36,673	48	988	10,353	37,661	48,014	(1,349)	2015-2022
	Riverside, CA	294	120,956	45,006	138,697	217	1,233	45,223	139,930	185,153	(6,501)	2014-2022
	Sacramento, CA	93	45,734	16,821	48,978	73	216	16,894	49,194	66,088	(2,482)	2015-2022
	Salt Lake City, UT	76	27,702	10,357	29,770	47	588	10,404	30,358	40,762	(826)	2016-2022
	San Antonio, TX	208	49,091	12,815	58,076	202	860	13,017	58,936	71,953	(2,772)	2014-2022
	San Diego, CA	13	7,251	4,370	9,595	—	—	4,370	9,595	13,965	(493)	2015-2018

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Sanford, NC	3	$270	$170	$696	$2	$9	$172	$705	$877	$(17)	2021-2022
	Seattle, WA	885	365,405	174,306	347,519	326	4,517	174,632	352,036	526,668	(12,939)	2014-2022
	St. Louis, MO	172	42,408	11,151	46,532	90	1,299	11,241	47,831	59,072	(2,077)	2016-2022
	Stockton, CA	18	7,166	3,804	8,365	16	67	3,820	8,432	12,252	(424)	2015-2021
	Tampa, FL	998	300,771	102,225	318,599	1,976	9,820	104,201	328,419	432,620	(13,387)	2014-2022
	Tulsa, OK	86	18,595	4,029	21,745	124	506	4,153	22,251	26,404	(1,097)	2014-2022
	Washington, DC	296	87,713	37,394	88,083	90	2,089	37,484	90,172	127,656	(3,681)	2015-2022
	Winston, NC	28	7,057	1,809	8,033	8	81	1,817	8,114	9,931	(328)	2015-2022

Senior Housing
	Quebec, Canada	12	309,685	29,642	456,023	—	6,134	29,642	462,158	491,800	(11,239)	2021-2022

Affordable Housing(4)
	Adrian, MI	1	2,645	740	2,720	3	24	743	2,744	3,487	(109)	2021
	Albuquerque, NM	8	71,556	69,810	82,209	413	2,514	70,222	84,723	154,945	(3,530)	2021
	Ann Arbor, MI	2	—	4,150	22,100	22	141	4,172	22,241	26,413	(931)	2021
	Atlanta, GA	11	88,571	46,380	111,729	118	1,167	46,498	112,896	159,394	(4,549)	2021
	Austin, TX	38	225,883	174,040	589,684	1,021	3,121	175,061	592,805	767,866	(22,852)	2021
	Bakersfield, CA	2	4,611	6,460	4,260	—	19	6,460	4,279	10,739	(192)	2021
	Baltimore, MD	5	24,891	40,030	45,040	15	278	40,045	45,318	85,363	(1,911)	2021
	Barnstable Town, MA	1	1,950	170	1,640	—	66	170	1,706	1,876	(76)	2021
	Battle Creek, MI	1	—	1,240	4,940	—	25	1,240	4,965	6,205	(197)	2021
	Beaumont, TX	3	5,373	4,190	18,910	32	130	4,222	19,040	23,262	(722)	2021
	Birmingham AL	1	4,711	5,370	9,020	45	134	5,415	9,154	14,569	(376)	2021
	Bloomington, IN	1	5,975	2,140	14,060	—	26	2,140	14,086	16,226	(555)	2021
	Boise City, ID	1	1,448	1,320	4,710	—	17	1,320	4,727	6,047	(189)	2021
	Boston, MA	1	7,646	8,440	37,586	—	—	8,440	37,586	46,026	(1,491)	2021
	Boulder, CO	3	41,000	16,410	80,709	131	401	16,541	81,110	97,651	(3,212)	2021
	Bridgeport, CT	1	375	600	310	—	—	600	310	910	(15)	2021
	Brownsville, TN	2	1,198	3,780	680	—	12	3,780	692	4,472	(31)	2021
	Canton, OH	2	1,437	1,940	13,260	—	63	1,940	13,323	15,263	(523)	2021
	Cape Coral, FL	2	62,073	14,232	96,599	5	744	14,237	97,343	111,580	(3,581)	2021
	Charlotte, NC	5	37,194	23,730	36,200	129	241	23,858	36,441	60,299	(1,525)	2021
	Charlottesville, VA	1	982	5,940	21,640	—	320	5,940	21,960	27,900	(868)	2021
	Cheyenne, WY	3	4,670	8,220	25,460	30	155	8,250	25,615	33,865	(1,025)	2021
	Chicago, IL	8	25,919	9,320	37,490	14	410	9,334	37,900	47,234	(1,503)	2021
	Chico, CA	1	9,602	3,590	10,890	—	31	3,590	10,921	14,511	(436)	2021
	Cincinnati, OH	7	68,370	17,960	107,339	133	569	18,093	107,908	126,001	(4,245)	2021
	Clarksdale, MS	1	381	710	1,120	—	3	710	1,123	1,833	(46)	2021
	Clearlake, CA	3	4,048	3,650	3,030	—	109	3,650	3,139	6,789	(135)	2021
	Cleveland, MS	2	—	2,450	4,340	16	105	2,466	4,445	6,911	(182)	2021
	Cleveland, OH	1	13,650	3,460	20,280	1	85	3,461	20,365	23,826	(803)	2021
	College Station, TX	1	4,389	3,160	12,540	8	21	3,168	12,561	15,729	(498)	2021
	Columbus, OH	2	26,138	6,440	40,980	13	222	6,453	41,201	47,654	(1,618)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Crestview, FL	1	$10,677	$3,740	$9,750	$—	$372	$3,740	$10,122	$13,862	$(401)	2021
	Decatur, IL	1	443	980	3,580	—	25	980	3,605	4,585	(143)	2021
	Deltona, FL	2	44,454	13,392	60,244	—	294	13,392	60,538	73,930	(2,201)	2021
	Denver, CO	9	196,705	62,220	355,190	151	3,031	62,371	358,222	420,593	(14,059)	2021
	Des Moines, IA	2	10,719	3,790	20,550	—	127	3,790	20,677	24,467	(815)	2021
	Detroit, MI	7	36,033	8,050	63,390	3	354	8,053	63,743	71,796	(2,514)	2021
	Douglas, GA	1	—	810	1,290	—	3	810	1,293	2,103	(54)	2021
	Duluth, MN	2	5,231	500	11,820	—	21	500	11,841	12,341	(463)	2021
	Durant, OK	1	1,050	1,260	130	—	2	1,260	132	1,392	(11)	2021
	Durham, NC	1	4,323	2,320	9,380	—	68	2,320	9,448	11,768	(375)	2021
	El Centro, CA	2	7,246	6,260	4,200	—	95	6,260	4,294	10,554	(191)	2021
	El Paso, TX	2	—	5,980	11,960	—	44	5,980	12,004	17,984	(489)	2021
	Enterprise, AL	1	894	2,520	4,490	5	22	2,525	4,512	7,037	(186)	2021
	Evanston, WY	1	—	2,070	1,790	—	—	2,070	1,790	3,860	(78)	2021
	Evansville, IN	1	2,774	1,280	2,310	—	22	1,280	2,332	3,612	(97)	2021
	Fort Collins, CO	5	81,780	27,370	124,669	356	684	27,725	125,353	153,078	(4,954)	2021
	Fort Smith, AR	1	—	350	380	—	25	350	405	755	(17)	2021
	Fresno, CA	6	23,086	20,320	17,800	41	165	20,361	17,964	38,325	(779)	2021
	Gainesville, FL	1	1,195	1,620	2,880	6	8	1,626	2,887	4,513	(119)	2021
	Gillette, WY	2	—	2,650	2,580	—	1	2,650	2,581	5,231	(105)	2021
	Grand Rapids, MI	1	—	1,250	2,220	—	102	1,250	2,322	3,572	(95)	2021
	Greeley, CO	1	7,029	7,560	39,533	—	—	7,560	39,533	47,093	(1,569)	2021
	Greenville, MS	1	—	2,260	2,320	17	39	2,277	2,359	4,636	(101)	2021
	Greenville, SC	6	34,786	11,690	48,890	80	246	11,770	49,135	60,905	(1,996)	2021
	Greenwood, MS	1	—	1,480	2,990	15	68	1,495	3,058	4,553	(124)	2021
	Hammond, LA	4	2,145	2,900	5,435	—	32	2,900	5,467	8,367	(224)	2021
	Hanford, CA	2	1,635	5,780	1,820	75	59	5,855	1,879	7,734	(98)	2021
	Harrisburg, PA	2	18,744	9,690	19,080	32	178	9,722	19,258	28,980	(783)	2021
	Hartford, CT	1	3,596	3,200	3,350	—	4	3,200	3,354	6,554	(143)	2021
	Heber, UT	1	16,975	8,450	19,660	13	46	8,463	19,705	28,168	(797)	2021
	Houston, TX	19	203,294	101,479	307,658	279	2,302	101,758	309,960	411,718	(12,384)	2021
	Indianapolis, IN	3	18,484	6,970	25,330	—	196	6,970	25,526	32,496	(1,014)	2021
	Indianola, MS	1	297	1,510	4,010	5	40	1,515	4,050	5,565	(162)	2021
	Jackson, MI	2	2,171	2,280	4,200	—	22	2,280	4,222	6,502	(175)	2021
	Jackson, MS	3	335	4,350	4,690	10	136	4,360	4,826	9,186	(204)	2021
	Jacksonville, FL	4	118,642	29,558	173,773	4	532	29,562	174,306	203,868	(6,637)	2021
	Johnson City, TN	1	1,222	1,450	2,890	—	—	1,450	2,890	4,340	(118)	2021
	Kansas City, MO	7	68,861	13,873	112,550	2	507	13,875	113,057	126,932	(4,409)	2021
	Killeen, TX	2	4,880	5,060	6,140	9	47	5,069	6,187	11,256	(262)	2021
	La Crosse, WI	1	379	290	870	—	—	290	870	1,160	(35)	2021
	Lake Havasu City, AZ	2	2,444	4,180	4,360	—	10	4,180	4,370	8,550	(187)	2021
	Lakeland, FL	1	781	2,470	5,570	4	2	2,474	5,572	8,046	(226)	2021
	Lancaster, PA	1	11,066	7,910	15,330	14	285	7,924	15,615	23,539	(632)	2021
	Lansing, MI	1	—	2,070	14,140	49	61	2,119	14,201	16,320	(558)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Las Cruces, NM	1	$1,493	$3,350	$310	$—	$10	$3,350	$320	$3,670	$(27)	2021
	Las Vegas, NV	5	40,442	17,630	93,449	21	235	17,650	93,685	111,335	(3,730)	2021
	Lawrence, KS	1	4,090	1,780	11,040	2	39	1,782	11,079	12,861	(436)	2021
	Lawton, OK	2	2,375	3,270	2,370	—	19	3,270	2,389	5,659	(107)	2021
	Lincoln, IL	1	1,180	340	1,080	24	38	364	1,118	1,482	(45)	2021
	Lincoln, NE	2	16,964	5,830	33,790	2	221	5,832	34,011	39,843	(1,338)	2021
	Little Rock, AR	1	—	5,110	13,690	—	47	5,110	13,737	18,847	(542)	2021
	Longview, TX	2	5,356	3,690	1,780	18	155	3,708	1,935	5,643	(90)	2021
	Los Angeles, CA	31	169,733	156,419	396,387	62	2,098	156,481	398,485	554,966	(16,031)	2021
	Louisville, KY	1	—	730	910	5	8	735	918	1,653	(39)	2021
	Macomb, IL	1	198	695	1,931	—	39	695	1,969	2,664	(37)	2021
	Macon, GA	2	5,312	210	2,070	2	112	212	2,182	2,394	(96)	2021
	Madera, CA	1	3,779	1,750	1,530	—	37	1,750	1,567	3,317	(67)	2021
	Marion, IN	2	—	1,820	5,690	49	23	1,869	5,713	7,582	(232)	2021
	McAllen, TX	1	1,622	—	2,798	14	11	14	2,809	2,823	(98)	2021
	Memphis, TN	5	5,526	2,600	7,649	17	161	2,617	7,811	10,428	(296)	2021
	Miami, FL	32	1,168,186	372,153	1,662,211	55	5,140	372,208	1,667,352	2,039,560	(62,667)	2021-2022
	Midland, TX	1	—	3,610	6,940	4	28	3,614	6,968	10,582	(284)	2021
	Milwaukee, WI	1	4,150	1,130	7,290	—	10	1,130	7,300	8,430	(288)	2021
	Modesto, CA	2	5,476	7,400	18,610	2	75	7,402	18,685	26,087	(751)	2021
	Monroe, MI	1	—	2,160	14,750	91	33	2,251	14,783	17,034	(583)	2021
	Morristown, TN	1	—	290	—	—	—	290	—	290	—	2021
	Mount Vernon, IL	1	—	1,750	4,350	3	49	1,753	4,399	6,152	(178)	2021
	Muskegon, MI	1	6,168	1,960	9,920	27	12	1,987	9,932	11,919	(394)	2021
	Muskogee, OK	1	322	190	20	—	4	190	24	214	(2)	2021
	Nashville, TN	2	14,856	8,390	18,410	3	568	8,393	18,978	27,371	(754)	2021
	New Castle, IN	1	132	580	880	—	9	580	889	1,469	(37)	2021
	New Orleans, LA	2	26,579	6,650	36,050	—	21	6,650	36,071	42,721	(1,426)	2021
	New York, NY	5	15,469	7,188	8,872	6	172	7,194	9,044	16,238	(344)	2021
	Ogden, UT	2	14,289	8,930	14,240	3	44	8,933	14,284	23,217	(583)	2021
	Oklahoma City, OK	8	11,843	15,980	31,380	—	204	15,980	31,584	47,564	(1,312)	2021
	Omaha, NE	1	—	3,970	21,410	13	73	3,983	21,483	25,466	(935)	2021
	Orlando, FL	1	10,220	5,970	30,250	—	9	5,970	30,259	36,229	(1,195)	2021
	Other U.S.	13	6,562	24,570	13,706	61	1,014	24,631	14,720	39,351	(662)	2021
	Ottawa, IL	3	6,839	1,890	5,360	—	91	1,890	5,451	7,341	(218)	2021
	Oxnard, CA	3	41,367	30,810	29,870	4	93	30,814	29,962	60,776	(1,297)	2021
	Palm Bay, FL	3	67,145	20,385	79,869	—	624	20,385	80,493	100,878	(3,103)	2021
	Pensacola, FL	1	8,793	3,330	6,590	1	64	3,331	6,654	9,985	(271)	2021
	Phoenix, AZ	8	86,090	27,180	121,519	177	2,024	27,357	123,543	150,900	(4,776)	2021
	Plymouth, IN	1	3,271	1,030	4,850	—	21	1,030	4,871	5,901	(193)	2021
	Raleigh, NC	1	9,705	2,330	10,850	—	114	2,330	10,964	13,294	(434)	2021
	Rapid City, SD	3	2,586	2,590	14,550	—	35	2,590	14,585	17,175	(575)	2021
	Red Bluff, CA	2	3,273	4,990	2,770	—	44	4,990	2,814	7,804	(129)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Redding, CA	1	$1,966	$3,460	$3,240	$—	$44	$3,460	$3,284	$6,744	$(140)	2021
	Reno, NV	1	6,838	8,950	15,340	12	9	8,962	15,349	24,311	(632)	2021
	Richmond, VA	5	13,781	6,810	33,860	—	95	6,810	33,955	40,765	(1,365)	2021
	Riverside, CA	8	34,611	67,570	54,010	68	460	67,638	54,469	122,107	(2,379)	2021
	Roanoke, VA	1	—	320	—	—	—	320	—	320	—	2021
	Sacramento, CA	16	93,201	45,900	312,328	290	1,745	46,189	314,073	360,262	(12,334)	2021
	Salinas, CA	4	37,729	22,830	93,729	3	287	22,833	94,016	116,849	(3,725)	2021
	Salisbury, MD	1	2,972	4,240	3,860	83	32	4,323	3,892	8,215	(171)	2021
	Salt Lake City, UT	3	69,574	25,727	121,438	21	845	25,748	122,284	148,032	(3,518)	2021-2022
	San Antonio, TX	4	23,859	12,430	44,380	67	216	12,497	44,596	57,093	(1,779)	2021
	San Diego, CA	6	83,558	36,550	109,655	17	136	36,567	109,791	146,358	(3,766)	2021-2022
	San Francisco, CA	4	44,253	20,800	80,549	75	131	20,874	80,681	101,555	(3,208)	2021
	San Jose, CA	4	33,205	9,130	125,089	22	990	9,152	126,080	135,232	(4,937)	2021
	San Luis Obispo, CA	4	19,634	11,650	25,910	—	236	11,650	26,146	37,796	(1,053)	2021
	Santa Fe, NM	1	8,607	4,800	9,480	20	269	4,820	9,749	14,569	(392)	2021
	Santa Maria, CA	1	7,340	10,460	49,460	—	1,004	10,460	50,464	60,924	(1,971)	2021
	Santa Rosa, CA	1	15,132	12,190	55,290	55	734	12,245	56,023	68,268	(2,204)	2021
	Savannah, GA	1	129	1,560	810	3	110	1,563	920	2,483	(43)	2021
	Seattle, WA	4	96,032	26,130	237,786	58	8,007	26,188	245,793	271,981	(8,981)	2021
	Sebastian, FL	1	14,850	9,680	39,390	—	844	9,680	40,234	49,914	(1,577)	2021
	Shawnee, OK	1	659	550	460	5	25	555	485	1,040	(22)	2021
	Sheridan, WY	2	2,640	3,440	4,635	—	18	3,440	4,654	8,094	(195)	2021
	Sherman, TX	1	4,327	2,660	1,570	14	47	2,674	1,617	4,291	(74)	2021
	Show Low, AZ	1	1,817	1,360	660	34	4	1,394	664	2,058	(33)	2021
	Sierra Vista, AZ	2	928	2,190	410	1	14	2,191	424	2,615	(26)	2021
	South Bend, IN	3	2,654	2,190	5,340	—	22	2,190	5,362	7,552	(218)	2021
	Spartanburg, SC	1	8,375	4,700	8,200	45	58	4,745	8,258	13,003	(340)	2021
	St. Louis, MO	3	29,982	10,060	61,696	39	97	10,099	61,793	71,892	(2,446)	2021
	Sterling, CO	1	3,496	1,940	1,620	—	47	1,940	1,667	3,607	(71)	2021
	Stockton, CA	1	24,058	10,740	44,000	—	648	10,740	44,648	55,388	(1,756)	2021
	Tampa, FL	6	162,312	55,733	210,078	—	558	55,733	210,636	266,369	(7,904)	2021-2022
	Trenton, NJ	1	6,351	4,670	10,000	—	11	4,670	10,011	14,681	(407)	2021
	Truckee, CA	1	11,662	4,310	12,150	—	21	4,310	12,171	16,481	(488)	2021
	Tulsa, OK	5	8,779	9,020	10,532	67	213	9,087	10,745	19,832	(457)	2021
	Tyler, TX	2	4,866	6,310	18,010	77	14	6,387	18,024	24,411	(727)	2021
	Vidalia, GA	1	236	1,270	2,390	—	23	1,270	2,413	3,683	(99)	2021
	Vineland, NJ	2	7,752	7,080	3,800	—	—	7,080	3,800	10,880	(177)	2021
	Virginia Beach, VA	3	19,544	20,370	56,310	21	731	20,391	57,040	77,431	(2,277)	2021
	Visalia, CA	3	3,069	6,950	4,650	—	20	6,950	4,670	11,620	(211)	2021
	Waco, TX	1	4,859	3,520	13,140	11	18	3,531	13,157	16,688	(524)	2021
	Washington, DC	31	527,138	384,897	716,058	293	8,605	385,191	724,664	1,109,855	(29,279)	2021
	Wilson, NC	1	2,097	1,130	1,000	—	45	1,130	1,045	2,175	(45)	2021
	Worcester, MA	1	—	3,350	4,970	—	125	3,350	5,095	8,445	(210)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Yuba City, CA	2	$3,640	$5,660	$1,800	$—	$36	$5,660	$1,836	$7,496	$(94)	2021
Total Rental Housing Properties:		19,180	37,640,345	11,064,723	51,615,850	109,066	568,935	11,173,788	52,184,776	63,358,564	(2,733,746)

Industrial Properties:
Cold Storage Warehouse
	Atlanta, GA	1	20,899	3,134	30,130	—	1,740	3,134	31,870	35,004	(5,420)	2018
	Austin, TX	1	13,933	3,132	19,010	—	3,246	3,132	22,256	25,388	(3,589)	2018
	Baltimore, MD	1	31,089	5,789	38,820	—	—	5,789	38,820	44,609	(5,467)	2018
	San Francisco, CA	1	34,209	6,785	46,830	—	991	6,785	47,821	54,606	(6,168)	2018
	Stockton, CA	2	65,194	16,775	66,079	—	54	16,775	66,133	82,908	(10,486)	2018
Industrial
	Allentown, PA	6	44,340	7,307	56,511	—	623	7,307	57,134	64,441	(2,966)	2020-2021
	Atlanta, GA	131	891,501	245,537	1,109,723	111	40,486	245,648	1,150,209	1,395,857	(107,259)	2017-2022
	Austin, TX	70	986,346	194,008	1,180,893	21,626	85,607	215,634	1,266,500	1,482,134	(124,763)	2017-2021
	Baltimore, MD	10	157,284	40,372	179,485	—	7,114	40,372	186,599	226,971	(13,692)	2018-2021
	Baton Rouge, LA	1	19,190	5,893	15,035	—	—	5,893	15,035	20,928	(619)	2021
	Boston, MA	1	48,400	—	—	—	—	—	—	—	—	2021
	Charlotte, NC	12	105,615	34,151	123,013	2,318	2,020	36,469	125,034	161,503	(8,098)	2018-2021
	Chicago, IL	122	1,402,395	414,668	1,503,509	—	48,632	414,668	1,552,141	1,966,809	(180,683)	2017-2022
	Cincinnati, OH	40	332,112	66,844	462,596	—	15,776	66,844	478,371	545,215	(60,582)	2018-2021
	Columbus, OH	24	431,045	59,377	501,415	—	14,168	59,377	515,583	574,960	(44,991)	2018-2021
	Davenport, IA	1	13,560	1,507	10,471	—	2	1,507	10,473	11,980	(452)	2021
	Deltona, FL	1	8,250	1,384	8,312	—	14	1,384	8,325	9,709	(317)	2021
	Denver, CO	19	252,059	58,711	280,534	—	7,580	58,711	288,114	346,825	(38,546)	2018-2021
	Durham, NC	5	91,916	14,086	82,432	—	3,190	14,086	85,622	99,708	(5,790)	2019-2022
	El Paso, TX	16	179,073	25,142	172,951	—	4,843	25,142	177,795	202,937	(31,374)	2019-2021
	Fond du Lac, WI	1	9,430	954	9,494	—	—	954	9,494	10,448	(641)	2021
	Greensboro, NC	46	358,372	74,840	408,856	8,327	15,875	83,167	424,731	507,898	(40,236)	2020-2021
	Greenville, SC	1	3,365	1,165	4,788	—	733	1,165	5,521	6,686	(958)	2018
	Harrisburg, PA	14	318,742	45,788	377,612	—	9,519	45,788	387,131	432,919	(69,559)	2017-2019
	Hickory, NC	1	12,570	2,900	36,463	—	39	2,900	36,502	39,402	(1,505)	2021
	Houston, TX	26	277,921	54,571	318,300	—	11,681	54,571	329,982	384,553	(36,154)	2017-2021
	Indianapolis, IN	33	472,825	94,512	568,868	—	7,820	94,512	576,687	671,199	(61,168)	2018-2021
	Jacksonville, FL	14	116,167	29,510	168,062	—	9,062	29,510	177,124	206,634	(22,144)	2017-2021
	Jefferson, GA	2	78,350	11,595	114,330	—	21	11,595	114,351	125,946	(8,934)	2019-2021
	Kansas City, MO	2	20,334	3,954	25,368	—	1,490	3,954	26,858	30,812	(4,666)	2019
	Lakeland, FL	9	158,726	27,509	158,492	—	6,855	27,509	165,346	192,855	(22,894)	2018-2021
	Lancaster, PA	2	21,110	3,879	22,307	—	431	3,879	22,738	26,617	(908)	2021
	Las Vegas, NV	13	335,227	101,598	485,923	—	1,808	101,598	487,731	589,329	(31,000)	2019-2021
	Los Angeles, CA	8	194,762	120,900	165,462	—	2,278	120,900	167,740	288,640	(15,771)	2018-2021
	Louisville, KY	10	176,990	37,105	210,492	—	4,835	37,105	215,327	252,432	(22,739)	2018-2021
	Memphis, TN	16	211,394	38,683	210,655	—	4,836	38,683	215,490	254,173	(16,952)	2018-2021
	Miami, FL	22	200,835	84,049	215,712	—	12,446	84,049	228,158	312,207	(15,717)	2018-2021
	Milwaukee, WI	13	138,775	21,136	136,025	—	3,703	21,136	139,728	160,864	(11,713)	2019-2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Minneapolis, MN	57	$536,787	$126,456	$472,655	$—	$12,772	$126,456	$485,427	$611,883	$(51,926)	2019-2021
	Nashville, TN	5	80,851	53,493	82,475	1,731	2,971	55,224	85,445	140,669	(10,358)	2017-2021
	New York, NY	35	396,352	132,481	400,350	2,225	28,617	134,705	428,967	563,672	(33,498)	2017-2021
	Orlando, FL	32	337,258	75,273	366,388	—	13,675	75,273	380,064	455,337	(48,582)	2017-2021
	Oxnard, CA	4	31,495	12,991	28,297	—	906	12,991	29,203	42,194	(3,072)	2018-2021
	Philadelphia, PA	18	324,228	86,917	300,013	3,018	10,119	89,936	310,131	400,067	(19,044)	2018-2021
	Phoenix, AZ	2	24,435	6,364	38,704	—	686	6,364	39,390	45,754	(2,620)	2018-2021
	Portland, OR	2	71,540	20,135	72,856	—	23	20,135	72,878	93,013	(3,397)	2021
	Racine, WI	5	91,830	14,284	92,420	—	1,308	14,284	93,728	108,012	(10,545)	2020
	Raleigh, NC	2	9,458	1,664	12,051	—	775	1,664	12,825	14,489	(1,661)	2018
	Reading, PA	3	44,486	10,787	66,661	—	2,236	10,787	68,897	79,684	(9,681)	2019
	Reno, NV	24	179,574	53,655	132,836	—	3,324	53,655	136,160	189,815	(24,648)	2019-2021
	Richmond, VA	15	114,743	26,117	136,655	—	5,235	26,117	141,890	168,007	(24,094)	2018-2019
	Riverside, CA	28	468,452	198,528	487,378	10,186	21,243	208,713	508,621	717,334	(36,428)	2018-2021
	Sacramento, CA	1	8,760	3,625	23,944	—	37	3,625	23,980	27,605	(2,183)	2020
	Salt Lake City, UT	6	127,449	49,003	161,737	96	9,110	49,099	170,847	219,946	(4,142)	2021
	San Antonio, TX	21	100,548	16,182	104,632	—	1,906	16,182	106,538	122,720	(10,712)	2019-2021
	San Diego, CA	6	64,545	62,817	91,305	—	886	62,817	92,191	155,008	(5,256)	2018-2021
	San Francisco, CA	2	44,890	29,317	59,628	—	21	29,317	59,649	88,966	(3,536)	2020-2021
	Savannah, GA	3	60,202	11,029	60,627	—	9,721	11,029	70,348	81,377	(10,360)	2018-2019
	Scranton, PA	2	62,802	11,403	74,918	—	383	11,403	75,302	86,705	(7,218)	2019-2021
	Seattle, WA	6	47,342	16,739	59,426	—	818	16,739	60,244	76,983	(7,759)	2018-2021
	Stockton, CA	4	108,829	22,155	143,986	—	111	22,155	144,097	166,252	(16,402)	2018-2020
	Tampa, FL	36	259,298	55,513	291,907	—	5,850	55,513	297,757	353,270	(30,856)	2018-2021
	Vallejo, CA	2	15,187	14,444	35,048	—	196	14,444	35,244	49,688	(3,397)	2019-2020
	Virginia Beach, VA	10	88,074	19,180	107,149	—	2,740	19,180	109,889	129,069	(16,221)	2018-2019
	Washington, DC	17	164,256	61,777	156,041	—	10,337	61,777	166,379	228,156	(26,003)	2018-2021
	Wausau, WI	1	5,540	2,375	4,655	—	—	2,375	4,655	7,030	(225)	2021
	Winchester, VA	2	24,321	5,176	32,841	—	1,231	5,176	34,072	39,248	(4,945)	2018
	Winston-Salem, NC	9	48,149	10,530	59,609	—	3,871	10,530	63,480	74,010	(8,043)	2018-2021
	Worcester, MA	2	56,869	26,894	125,022	—	6,651	26,894	131,673	158,567	(6,259)	2018-2021
	York, PA	2	109,959	21,122	132,493	—	426	21,122	132,919	154,041	(14,759)	2018-2019
Total Industrial Properties:		1062	12,342,814	3,217,676	13,939,665	49,638	487,703	3,267,313	14,427,364	17,694,677	(1,492,751)

Net Lease Properties:
	Las Vegas, NV	4	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(416,443)	2019-2022
Total Net Lease Properties:		4	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(416,443)

Data Center Properties:
	Washington, DC	14	319,900	165,368	681,462	—	266	165,368	681,728	847,096	(32,267)	2019-2022
Total Data Center Properties:		14	319,900	165,368	681,462	—	266	165,368	681,728	847,096	(32,267)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Hospitality Properties:
Full Service Hotels
	Atlanta, GA	1	$243,700	$30,482	$289,353	$—	$11,793	$30,482	$301,146	$331,628	$(38,667)	2019
	San Antonio, TX	1	202,500	84,218	474,529	350	22,776	84,568	497,305	581,873	(124,451)	2018
Select Service Hotels
	Atlanta, GA	2	21,200	19,825	68,875	34	5,625	19,860	74,499	94,359	(9,641)	2017-2021
	Austin, TX	3	11,031	59,950	156,215	88	1,518	60,038	157,733	217,771	(7,282)	2019-2021
	Bloomington, IN	1	12,069	—	24,783	7	2,656	7	27,439	27,446	(3,011)	2019
	Boston, MA	2	24,700	1,945	87,882	9	559	1,954	88,441	90,395	(9,545)	2017-2022
	Boulder, CO	3	13,256	5,178	23,562	59	1,666	5,238	25,228	30,466	(2,617)	2019
	Chicago, IL	2	38,810	14,792	48,244	74	13,862	14,866	62,106	76,972	(6,346)	2019
	Colorado Springs, CO	6	15,000	26,247	58,645	92	7,905	26,340	66,550	92,890	(8,226)	2019
	Crestview, FL	1	9,884	1,966	8,214	14	2,200	1,980	10,414	12,394	(1,201)	2019
	Denver, CO	1	9,448	3,950	10,475	20	1,666	3,970	12,141	16,111	(1,643)	2019
	Detroit, MI	1	8,792	3,014	14,185	45	2,572	3,059	16,757	19,816	(2,005)	2019
	Durham, NC	1	11,905	2,809	12,407	22	1,453	2,831	13,861	16,692	(2,144)	2019
	Hilo, HI	1	50,467	4,715	94,476	513	9,275	5,228	103,751	108,979	(25,076)	2019
	Key West, FL	6	—	67,428	199,025	31	3,015	67,459	202,039	269,498	(8,062)	2021
	Las Vegas, NV	2	21,400	3,341	29,972	38	350	3,378	30,322	33,700	(8,586)	2018
	Los Angeles, CA	1	—	26,240	53,682	12	—	26,252	53,682	79,934	(1,083)	2022
	Miami, FL	5	56,467	9,333	54,528	65	10,696	9,399	65,223	74,622	(7,563)	2019
	Nashville, TN	1	—	25,144	77,202	—	29	25,144	77,230	102,374	(2,451)	2021
	Orlando, FL	3	42,306	7,564	48,782	70	2,447	7,634	51,230	58,864	(16,163)	2017-2018
	Philadelphia, PA	1	—	6,007	43,219	—	—	6,007	43,219	49,226	(900)	2022
	Phoenix, AZ	4	28,849	17,099	49,155	199	6,226	17,299	55,382	72,681	(10,310)	2018-2019
	Reno, NV	2	25,655	4,167	45,881	84	3,477	4,252	49,358	53,610	(12,250)	2018
	Sacramento, CA	1	20,500	—	24,778	551	777	551	25,555	26,106	(9,369)	2017
	Salt Lake City, UT	6	26,712	19,676	127,690	256	9,875	19,932	137,565	157,497	(26,934)	2018-2019
	San Jose, CA	3	65,855	33,812	93,092	65	2,757	33,877	95,848	129,725	(13,114)	2017-2022
	Santa Rosa, CA	1	8,300	2,538	26,306	—	2,095	2,538	28,401	30,939	(6,423)	2018
	Seattle, WA	1	17,408	2,894	30,395	—	1,523	2,894	31,917	34,811	(5,228)	2018
	Tampa, FL	5	119,176	10,256	54,291	125	6,879	10,380	61,171	71,551	(18,693)	2017-2019
	Washington, DC	3	12,287	58,282	116,383	9	2,243	58,291	118,626	176,917	(3,530)	2019-2022
	Worcester, MA	2	25,100	2,384	34,811	44	4,705	2,428	39,517	41,945	(9,785)	2017
Total Hospitality:		73	1,142,777	555,256	2,481,037	2,876	142,620	558,132	2,623,657	3,181,792	(402,299)

Self Storage Properties:
	Akron, OH	2	15,000	2,929	19,068	—	84	2,929	19,152	22,081	(1,175)	2020-2022
	Allentown, PA	1	7,516	2,781	12,114	72	91	2,854	12,205	15,059	(715)	2020
	Ann Arbor, MI	1	7,307	3,059	9,673	31	50	3,090	9,723	12,813	(575)	2020
	Atlanta, GA	3	11,369	3,761	15,545	120	183	3,881	15,729	19,610	(913)	2020-2022
	Augusta, GA	1	5,147	771	5,144	19	—	790	5,144	5,934	(297)	2020
	Austin, TX	20	173,159	33,475	211,611	264	1,627	33,739	213,238	246,977	(7,871)	2020-2022
	Baltimore, MD	1	5,001	791	6,503	—	38	791	6,541	7,332	(782)	2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Baton Rouge, LA	1	$4,732	$1,885	$10,898	$3	$21	$1,889	$10,918	$12,807	$(633)	2020
	Cape Coral, FL	1	3,914	1,456	4,214	12	94	1,468	4,307	5,775	(574)	2019
	Charleston, SC	2	6,235	4,160	3,724	—	78	4,160	3,802	7,962	(492)	2019
	Charlotte, NC	1	8,700	731	11,398	—	14	731	11,413	12,144	(212)	2022
	Chattanooga, TN	1	5,225	1,377	6,244	—	268	1,377	6,512	7,889	(831)	2019
	Chicago, IL	6	31,808	9,640	45,628	137	3,290	9,777	48,917	58,694	(2,659)	2020
	Cleveland, OH	4	16,100	4,209	23,492	—	480	4,209	23,972	28,181	(1,734)	2020-2022
	College Station, TX	1	8,140	2,738	8,790	—	—	2,738	8,790	11,528	(397)	2021
	Colorado Springs, CO	1	7,500	1,675	10,451	—	23	1,675	10,474	12,149	(261)	2022
	Columbus, OH	5	44,474	9,134	54,504	157	1,136	9,292	55,641	64,933	(1,421)	2020-2022
	Corpus Christi, TX	2	14,070	4,044	16,128	—	8	4,044	16,135	20,179	(1,127)	2020-2021
	Deltona, FL	1	6,142	2,605	11,617	21	38	2,626	11,655	14,281	(679)	2020
	Denver, CO	1	12,500	2,338	17,349	—	—	2,338	17,349	19,687	(423)	2022
	Detroit, MI	6	33,777	8,571	47,185	34	323	8,605	47,508	56,113	(2,809)	2020-2021
	Fayetteville, NC	4	25,476	5,891	35,439	—	15	5,891	35,454	41,345	(2,653)	2019-2022
	Flint, MI	2	8,930	2,706	14,669	100	100	2,806	14,769	17,575	(933)	2020
	Fresno, CA	1	4,750	1,083	5,270	—	58	1,083	5,328	6,411	(434)	2020
	Gainesville, GA	1	6,590	1,027	8,304	12	19	1,039	8,322	9,361	(478)	2020
	Grand Rapids, MI	2	11,478	2,803	17,409	5	86	2,808	17,494	20,302	(1,009)	2020
	Gulfport, MS	2	17,500	3,097	23,810	—	—	3,097	23,810	26,907	(607)	2022
	Houston, TX	24	186,051	35,108	223,969	329	2,362	35,437	226,331	261,768	(9,002)	2020-2022
	Indianapolis, IN	1	1,523	677	2,203	24	9	701	2,212	2,913	(132)	2020
	Kingsville, TX	1	5,000	1,010	8,479	—	—	1,010	8,479	9,489	(228)	2022
	Knoxville, TN	1	3,350	1,750	3,704	11	38	1,761	3,742	5,503	(319)	2020
	Lafayette, IN	5	23,624	5,836	30,781	163	303	5,999	31,084	37,083	(1,781)	2020
	Lakeland, FL	5	39,803	9,666	52,771	—	2,690	9,666	55,461	65,127	(3,192)	2019-2022
	Los Angeles, CA	4	71,336	25,562	68,618	1	98	25,563	68,716	94,279	(2,916)	2020-2022
	Memphis, TN	11	44,822	17,170	84,134	409	497	17,578	84,632	102,210	(4,786)	2020
	Miami, FL	2	32,643	7,380	42,026	—	583	7,380	42,609	49,989	(2,001)	2019-2022
	Minneapolis, MN	3	19,823	6,529	20,216	39	230	6,568	20,445	27,013	(1,237)	2020
	Naples, FL	1	8,492	1,368	10,754	1	51	1,369	10,804	12,173	(621)	2020
	Nashville, TN	3	27,176	5,344	35,465	4	78	5,348	35,543	40,891	(1,498)	2020-2022
	New York, NY	9	73,679	22,362	95,514	58	531	22,420	96,045	118,465	(6,243)	2019-2020
	North Port, FL	3	20,994	6,329	37,459	26	959	6,355	38,418	44,773	(2,265)	2020
	Ocean City, NJ	1	5,276	2,381	11,891	—	3,629	2,381	15,520	17,901	(702)	2020
	Oklahoma City, OK	11	31,833	11,536	49,101	138	470	11,673	49,572	61,245	(2,942)	2020
	Orlando, FL	7	51,110	12,879	76,292	75	215	12,954	76,507	89,461	(4,282)	2020-2021
	Palm Bay, FL	6	38,758	10,217	59,073	184	438	10,401	59,511	69,912	(3,452)	2020-2022
	Pensacola, FL	8	46,411	11,860	75,417	22	746	11,881	76,163	88,044	(4,126)	2019-2022
	Phoenix, AZ	2	8,797	2,600	10,084	—	50	2,600	10,134	12,734	(1,055)	2020
	Port St. Lucie, FL	1	5,903	1,619	7,108	—	402	1,619	7,510	9,129	(935)	2019
	Raleigh, NC	3	9,945	3,172	9,503	—	138	3,172	9,642	12,814	(1,230)	2019
	Roanoke, VA	2	9,291	2,541	11,463	—	44	2,541	11,507	14,048	(845)	2019-2022
	San Antonio, TX	1	4,600	956	5,609	—	—	956	5,609	6,565	(437)	2020

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Diego, CA	1	$7,400	$3,503	$5,915	$—	$82	$3,503	$5,997	$9,500	$(492)	2020
	Savannah, GA	1	7,500	1,190	9,929	—	4	1,190	9,933	11,123	(252)	2022
	Seattle, WA	3	49,572	24,320	45,633	29	393	24,348	46,026	70,374	(2,332)	2020-2022
	Stillwater, OK	1	1,523	612	2,903	8	194	620	3,096	3,716	(178)	2020
	Stockton, CA	2	24,400	4,584	28,905	2	101	4,587	29,006	33,593	(1,231)	2020-2022
	Tallahassee, FL	2	9,657	3,797	10,909	—	144	3,797	11,053	14,850	(1,496)	2019
	Tampa, FL	5	48,644	13,118	65,018	73	151	13,191	65,169	78,360	(3,165)	2020-2022
	Trenton, NJ	1	7,994	1,853	12,736	6	55	1,860	12,791	14,651	(738)	2020
	Tucson, AZ	3	12,800	2,041	15,340	—	119	2,041	15,459	17,500	(1,278)	2020
Total Self Storage Properties:		208	1,442,270	379,607	1,885,103	2,589	23,928	382,197	1,909,028	2,291,225	(100,083)

Retail Properties:
	Atlanta, GA	15	198,745	114,455	256,670	23	1,562	114,478	258,232	372,710	(18,086)	2021-2022
	Augusta, GA	2	10,300	4,601	19,432	—	28	4,601	19,460	24,061	(670)	2022
	Austin, TX	3	30,311	22,787	55,302	1,059	355	23,846	55,657	79,503	(3,186)	2021-2022
	Birmingham AL	1	6,592	2,348	9,485	—	53	2,348	9,538	11,886	(325)	2022
	Charlotte, NC	3	46,418	24,094	57,785	789	144	24,883	57,928	82,811	(2,794)	2021-2022
	Charlottesville, VA	1	24,813	7,898	29,965	—	366	7,898	30,332	38,230	(883)	2022
	Chattanooga, TN	1	18,190	4,757	15,473	—	—	4,757	15,473	20,230	(756)	2022
	Chicago, IL	2	103,300	36,648	101,293	—	—	36,648	101,293	137,941	(12,117)	2021
	Columbia, SC	2	12,872	5,957	18,902	—	11	5,957	18,913	24,870	(631)	2022
	Columbus, GA	1	4,196	1,831	8,145	—	—	1,831	8,145	9,976	(278)	2022
	Deltona, FL	1	5,825	2,208	8,207	—	—	2,208	8,207	10,415	(286)	2022
	Gainesville, GA	2	19,327	7,666	29,650	—	518	7,666	30,168	37,834	(1,012)	2022
	Greenville, SC	2	17,720	7,987	24,509	—	28	7,987	24,537	32,524	(1,073)	2022
	Houston, TX	2	22,950	17,587	45,064	327	1,242	17,914	46,307	64,221	(2,488)	2021-2022
	Lakeland, FL	1	11,307	4,051	16,397	—	75	4,051	16,472	20,523	(536)	2022
	Los Angeles, CA	9	343,550	293,936	222,130	3,049	7,579	296,984	229,709	526,693	(26,604)	2019-2021
	Miami, FL	4	51,523	47,797	72,147	492	245	48,289	72,392	120,681	(5,549)	2018-2022
	Naples, FL	1	16,580	10,369	15,610	—	—	10,369	15,610	25,979	(554)	2022
	Nashville, TN	5	39,462	15,591	46,001	—	46	15,591	46,047	61,638	(1,751)	2022
	New York, NY	2	111,050	92,478	67,768	638	557	93,116	68,325	161,441	(11,031)	2019-2021
	Orlando, FL	2	20,212	9,104	37,121	—	180	9,104	37,301	46,405	(1,209)	2022
	Oxnard, CA	1	23,600	22,282	13,246	178	60	22,461	13,306	35,767	(2,377)	2019
	Philadelphia, PA	2	83,000	56,152	72,331	1,809	3,963	57,961	76,294	134,255	(11,967)	2017-2021
	Raleigh, NC	3	30,966	12,292	41,914	—	366	12,292	42,281	54,573	(1,405)	2022
	Richmond, VA	1	9,986	5,907	19,929	—	88	5,907	20,017	25,924	(705)	2022
	Riverside, CA	1	27,390	23,540	17,954	1,082	1,053	24,622	19,007	43,629	(4,740)	2017
	San Antonio, TX	1	7,994	3,138	14,496	—	—	3,138	14,496	17,634	(466)	2022
	Seattle, WA	1	67,900	37,563	49,349	6	1,424	37,569	50,773	88,342	(3,320)	2021
	Tampa, FL	2	22,658	9,682	29,555	—	59	9,682	29,614	39,296	(902)	2022
	Virginia Beach, VA	1	20,396	6,592	21,168	—	477	6,592	21,645	28,237	(927)	2022
	Washington, DC	1	43,761	17,960	33,664	—	112	17,960	33,777	51,737	(1,076)	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Wilmington, NC	1	$29,557	$14,686	$25,813	$—	$993	$14,686	$26,807	$41,493	$(1,134)	2022
Total Retail Properties:		77	1,482,451	943,944	1,496,475	9,452	21,584	953,396	1,518,063	2,471,459	(120,838)

Office Properties:
	Atlanta, GA	3	113,783	36,864	628,007	—	23,240	36,864	651,247	688,111	(18,967)	2021-2022
	Charlotte, NC	1	—	16,347	—	—	—	16,347	—	16,347	—	2022
	Los Angeles, CA	1	310,000	123,253	351,121	—	7,871	123,253	358,992	482,245	(8,290)	2022
	Ontario, Canada	3	103,291	42,992	135,474	—	154	42,992	135,628	178,620	(4,366)	2021
	San Antonio, TX	1	42,119	15,120	46,901	—	—	15,120	46,901	62,021	(1,291)	2022
	San Francisco, CA	1	75,900	29,719	86,396	—	3,369	29,719	89,765	119,484	(10,104)	2019
	San Jose, CA	1	167,700	50,457	184,849	—	15,407	50,457	200,257	250,714	(15,133)	2020
	Westmont, Canada	1	29,489	13,305	46,614	—	—	13,305	46,614	59,919	(1,138)	2022
	Montreal, Canada	1	65,774	18,104	83,438	—	13	18,104	83,451	101,555	(2,038)	2022
	Dublin, Ireland	1	351,809	159	510,340	—	—	159	510,340	510,499	(5,531)	2022
Total Office Properties:		14	1,259,865	346,320	2,073,140	—	50,054	346,320	2,123,195	2,469,515	(66,858)

Portfolio Total		20,632	$61,665,422	$18,462,052	$80,619,698	$173,621	$1,295,102	$18,635,672	$81,914,789	$100,550,461	$(5,365,285)
(1)As of December 31, 2022, the aggregate cost basis for tax purposes was $99.0 billion.
(2)Encumbrances excludes $3.7 billion outstanding on variable rate warehouse facilities as of December 31, 2022.
(3)Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(4)Certain of the Company's investment in joint ventures with ownership interests in affordable housing properties collateralize a term loan and secured notes totaling $1.5 billion. As of December 31, 2022, such term loan and secured notes had a total outstanding balance of $1.5 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $2.3 billion. Accumulated Depreciation does not include $494.8 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Real Estate:
Balance at the beginning of year	$68,607,833	$33,617,991
Additions during the year:
Land and land improvements	4,472,952	7,203,559
Building and building improvements	30,086,281	28,258,673
Dispositions during the year:
Land and land improvements	(411,404)	(146,603)
Building and building improvements	(1,814,819)	(101,697)
Impairment of investments in real estate	33,554	—
Assets held-for-sale	(423,936)	(224,090)
Balance at the end of the year	$100,550,461	$68,607,833

Accumulated Depreciation:
Balance at the beginning of year	$(2,916,615)	$(1,693,196)
Accumulated depreciation	(2,733,499)	(1,261,608)
Dispositions	254,703	8,411
Assets held-for-sale	30,126	29,778
Balance at the end of the year	$(5,365,285)	$(2,916,615)