Form 10-Q
period 2023-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2023-05-12
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission File Number: 000-55931

Blackstone Real Estate Income Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland		81-0696966
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
345 Park Avenue
New York,	NY	10154
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2023, the issuer had the following shares outstanding: 1,575,756,064 shares of Class S common stock, 2,776,774,467 shares of Class I common stock, 69,375,679 shares of Class T common stock, 167,298,938 shares of Class D common stock, and 1,798,206 shares of Class C common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$97,177,003	$98,149,492
Investments in unconsolidated entities (includes $5,032,399 and $4,947,251 at fair value as of March 31, 2023 and December 31, 2022, respectively)	8,581,171	9,369,402
Investments in real estate debt	7,820,403	8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	16,948,146	17,030,387
Cash and cash equivalents	2,368,212	1,281,292
Restricted cash	820,302	973,200
Other assets	6,984,579	7,881,948
Total assets	$140,699,816	$142,687,424

Liabilities and Equity
Mortgage notes, secured term loans, and secured revolving credit facilities, net	$62,105,875	$64,962,703
Secured financings of investments in real estate debt	4,876,746	4,966,685
Senior obligations of consolidated securitization vehicles, at fair value	15,214,633	15,288,598
Unsecured revolving credit facilities and term loans	1,126,923	1,126,923
Due to affiliates	1,281,375	1,676,308
Other liabilities	4,250,000	3,912,033
Total liabilities	88,855,552	91,933,250

Commitments and contingencies	—	—
Redeemable non-controlling interests	236,874	553,423

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,582,436 and 1,597,414 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15,824	15,974
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,827,354 and 2,394,737 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	28,274	23,947
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 70,538 and 72,599 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	705	726
Common stock — Class D shares, $0.01 par value per share, 500,000 shares authorized; 166,792 and 421,428 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,668	4,214
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 1,085 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11	—
Additional paid-in capital	55,971,090	53,212,494
Accumulated other comprehensive income	231,651	393,928
Accumulated deficit and cumulative distributions	(10,516,519)	(9,196,019)
Total stockholders’ equity	45,732,704	44,455,264
Non-controlling interests attributable to third party joint ventures	4,209,810	4,278,895
Non-controlling interests attributable to BREIT OP unitholders	1,664,876	1,466,592
Total equity	51,607,390	50,200,751
Total liabilities and equity	$140,699,816	$142,687,424
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue	$1,988,065	$1,303,720
Hospitality revenue	201,221	147,245
Other revenue	98,654	68,100
Total revenues	2,287,940	1,519,065

Expenses
Rental property operating	892,189	566,987
Hospitality operating	133,823	103,463
General and administrative	17,176	13,106
Management fee	221,138	189,150
Performance participation allocation	—	411,569
Impairment of investments in real estate	12,499	—
Depreciation and amortization	999,385	915,051
Total expenses	2,276,210	2,199,326

Other income (expense)
Income from unconsolidated entities	444,658	184,225
Income (loss) from investments in real estate debt	153,471	(18,370)
Change in net assets of consolidated securitization vehicles	29,254	(15,674)
(Loss) income from interest rate derivatives	(620,250)	675,790
Net gain on dispositions of real estate	121,003	205,262
Interest expense	(800,009)	(346,259)
(Loss) gain on extinguishment of debt	(5,258)	1,395
Other expense	(27,060)	(102,687)
Total other (expense) income	(704,191)	583,682
Net loss	$(692,461)	$(96,579)
Net loss attributable to non-controlling interests in third party joint ventures	$74,358	$44,255
Net loss attributable to non-controlling interests in BREIT OP unit holders	17,048	656
Net loss attributable to BREIT stockholders	$(601,055)	$(51,668)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.01)
Weighted-average shares of common stock outstanding, basic and diluted	4,662,301	4,001,087

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(692,461)	$(96,579)
Other comprehensive loss:
Foreign currency translation gains (losses), net	10,465	(6,592)
Unrealized loss on derivatives	(151,255)	—
Unrealized loss on derivatives from unconsolidated entities	(57,231)	(16,000)
Other comprehensive loss	(198,021)	(22,592)
Comprehensive loss	(890,482)	(119,171)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	106,221	44,255
Comprehensive loss attributable to non-controlling interests in BREIT OP unit holders	20,929	656
Comprehensive loss attributable to BREIT stockholders	$(763,332)	$(74,260)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	113	5,913	(7)	(2,450)	11	5,434,632	—	—	5,438,212	—	—	5,438,212
Reduction in accrual for offering costs, net	—	—	—	—	—	336,413	—	—	336,413	—	—	336,413
Distribution reinvestment	79	128	4	22	—	344,417	—	—	344,650	—	—	344,650
Common stock/units repurchased	(342)	(1,787)	(18)	(118)	—	(3,340,654)	—	—	(3,342,919)	—	(45,984)	(3,388,903)
Amortization of compensation awards	—	73	—	—	—	7,225	—	—	7,298	—	2,114	9,412
Net loss ($436 of net income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(601,055)	(601,055)	(73,096)	(18,746)	(692,897)
Other comprehensive loss ($235 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(162,277)	—	(162,277)	(31,873)	(4,106)	(198,256)
Distributions declared on common stock ($0.1663 gross per share)	—	—	—	—	—	—	—	(719,445)	(719,445)	—	—	(719,445)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	89,932	287,349	377,281
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	5,534	—	—	5,534	(54,048)	(22,343)	(70,857)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(28,971)	—	—	(28,971)	—	—	(28,971)
Balance at March 31, 2023	$15,824	$28,274	$705	$1,668	$11	$55,971,090	$231,651	$(10,516,519)	$45,732,704	$4,209,810	$1,664,876	$51,607,390

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	1,699	3,279	78	479	8,000,740	—	—	8,006,275	—	—	8,006,275
Offering costs	—	—	—	—	(285,297)	—	—	(285,297)	—	—	(285,297)
Distribution reinvestment	74	116	4	18	307,088	—	—	307,300	—	—	307,300
Common stock/units repurchased	(52)	(807)	(4)	(9)	(1,254,562)	—	—	(1,255,434)	—	(8,172)	(1,263,606)
Amortization of compensation awards	—	40	—	—	3,977	—	—	4,017	—	5,768	9,785
Net loss ($1,195 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(51,668)	(51,668)	(39,947)	(3,769)	(95,384)
Other comprehensive loss	—	—	—	—	—	(22,592)	—	(22,592)	—	—	(22,592)
Distributions declared on common stock ($0.1662 gross per share)	—	—	—	—	—	—	(617,477)	(617,477)	—	—	(617,477)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	836	520,160	520,996
Distributions to and redemptions of non-controlling interests	—	—	—	—	(4,029)	—	—	(4,029)	(24,638)	(15,479)	(44,146)
Allocation to redeemable non-controlling interests	—	—	—	—	(35,702)	—	—	(35,702)	—	—	(35,702)
Balance at March 31, 2022	$14,264	$23,493	$651	$3,399	$48,981,309	$(32,161)	$(6,300,159)	$42,690,796	$1,680,507	$1,138,775	$45,510,078

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(692,461)	$(96,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	221,138	189,150
Performance participation allocation	—	411,569
Impairment of investments in real estate	12,499	—
Depreciation and amortization	999,385	915,051
Net gain on dispositions of real estate	(121,003)	(205,262)
Loss (gain) on extinguishment of debt	5,258	(1,395)
Unrealized loss (gain) on fair value of financial instruments	635,715	(175,457)
Realized gain on sale of real estate-related equity securities	—	(240,694)
Income from unconsolidated entities	(444,658)	(184,225)
Distributions of earnings from unconsolidated entities	28,385	69,570
Other items	85,909	17,000
Change in assets and liabilities:
(Increase) decrease in other assets	(89,240)	(79,263)
Increase in due to affiliates	1,943	3,281
Increase (decrease) in other liabilities	(77,023)	77
Net cash provided by operating activities	565,847	622,823
Cash flows from investing activities:
Acquisitions of real estate	(34,795)	(2,221,780)
Capital improvements to real estate	(350,472)	(196,224)
Proceeds from disposition of real estate	773,552	571,225
Refunds of pre-acquisition costs/deposits	12,959	37,692
Investment in unconsolidated entities	(161,132)	(551,580)
Dispositions of and return of capital from unconsolidated entities	1,261,299	15,954
Purchase of investments in real estate debt	(81,141)	(1,414,261)
Proceeds from consolidation of previously unconsolidated entities	16,550	—
Proceeds from sale/repayment of investments in real estate debt	295,944	412,323
Purchase of real estate-related equity securities	(376)	(1,045,329)
Proceeds from sale of real estate-related equity securities	—	967,347
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	53,233	444,831
Payments on settlement of derivative contracts	(2,803)	—
Collateral posted under derivative contracts	(3,848)	—
Net cash provided by (used in) investing activities	1,778,970	(2,979,802)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,941,929	5,952,091
Offering costs paid	(61,255)	(72,157)
Subscriptions received in advance	137,687	1,843,583
Repurchase of common stock	(2,827,722)	(965,715)
Borrowings under mortgage notes, secured term loans, and secured revolving credit facilities	822,020	2,442,063
Repayments of mortgage notes, secured term loans, and secured revolving credit facilities	(3,792,768)	(2,699,283)
Borrowings under secured financings of investments in real estate debt	58,801	541,821
Repayments of secured financings of investments in real estate debt	(154,623)	(674,264)
Payment of deferred financing costs	(42,457)	(26,514)
Contributions from redeemable non-controlling interest	50	—
Distributions to and redemption of redeemable non-controlling interest	(1,877)	(26,639)
Redemption of affiliate service provider incentive compensation awards	(38)	—
Contributions from non-controlling interests	7,564	30,644
Distributions to and redemptions of non-controlling interests	(82,141)	(47,060)
Distributions	(365,054)	(280,278)
Repayments of senior obligations of consolidated securitization vehicles	(50,858)	(473,731)
Net cash (used in) provided by financing activities	(1,410,742)	5,544,561
Net change in cash and cash equivalents and restricted cash	934,075	3,187,582
Cash, cash equivalents and restricted cash, beginning of year	2,254,492	3,418,581
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(53)	(1,944)
Cash, cash equivalents and restricted cash, end of year	$3,188,514	$6,604,219
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,368,212	$3,824,779
Restricted cash	820,302	2,779,440
Total cash, cash equivalents and restricted cash	$3,188,514	$6,604,219

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$235,772
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$6,757	$32,676
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$—	$79,577
Accrued pre-acquisition costs	$—	$15
Accrued capital expenditures and acquisition related costs	$—	$6,326
Accrued distributions	$10,529	$31,865
Decrease in accrued stockholder servicing fee due to affiliate	$398,094	$—
Accrued stockholder servicing fee due to affiliate	$—	$217,595
Redeemable non-controlling interest issued as settlement of performance participation allocation	$—	$67,233
Issuance of class I shares for payment of management fee	$219,860	$179,068
Exchange of redeemable non-controlling interest for Class I or Class C shares	$65,313	$128,205
Exchange of redeemable non-controlling interest for Class I or Class B units	$278,990	$434,717
Allocation to redeemable non-controlling interest	$28,971	$35,702
Distribution reinvestment	$344,650	$307,300
Accrued common stock repurchases	$694,720	$393,509
Receivable for proceeds from disposition of real estate	$1,373	$—
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$6,709	$—
Consolidation of securitization vehicles	$—	$427,771
Increases (Decreases) in assets and liabilities resulting from consolidation of previously unconsolidated entities:
Investments in real estate, net	$252,808	$—
Other assets	$(9,132)	$—
Mortgage notes, net	$101,494	$—
Other liabilities	$21,190	$—
Non-controlling interests attributable to third party joint ventures	$84,387	$—

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized income-generating commercial real estate in the United States and, to a lesser extent, outside the United States. The Company to a lesser extent invests in real estate debt investments. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of March 31, 2023, the Company had received aggregate net proceeds of $72.0 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of March 31, 2023, the Company owned 5,113 properties and 28,616 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in interest expense of $39.8 million for the three months ended March 31, 2022 have been reclassified to income from interest rate derivatives to conform to the current period presentation. Additionally, certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in other income (expense) of $636.0 million for the three months ended March 31, 2022 have been reclassified to income from interest rate derivatives to conform to the current period presentation.

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
The Company owns certain subordinate securities in CMBS securitizations that give the Company certain rights with respect to the underlying loans that serve as collateral for the CMBS securitization. In particular, these subordinate securities typically give the holder the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Such rights, along with the obligation to absorb losses and receive benefits from the ownership of the subordinate securities, require consolidation of these securitizations, which are considered VIEs under GAAP.
As of March 31, 2023, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $51.8 billion and $37.7 billion, respectively, compared to $52.1 billion and $37.8 billion as of December 31, 2022. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Adjustment to Prior Period Financial Statements
In connection with the preparation of the Company’s condensed consolidated financial statements for the period ended June 30, 2022, the Company determined that it should have consolidated certain securitization vehicles in previously issued financial statements. These consolidations result from certain subordinate securities that the Company owns in CMBS securitizations (such securities, “Controlling Class Securities”) as part of its portfolio of investments in real estate debt. These Controlling Class Securities typically give the Company the right to direct certain activities of the securitization on behalf of all securityholders, which could impact the securitization's overall economic performance. Under GAAP, the presence of such rights, along with the obligation to absorb losses and receive benefits from the ownership of the Controlling Class Securities, require the Company to consolidate these securitizations, which are considered VIEs.
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
The following tables detail the immaterial adjustments to the Company’s previously issued condensed consolidated financial statements to reflect the consolidation of these securitizations at such time, which presentation is comparable to the Company’s condensed consolidated financial statements as of March 31, 2023.

The following table details the adjustments to the Company's Condensed Consolidated Statements of Operations ($ in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Adjusted
Other income (expense)
Loss from investments in real estate debt	$(34,044)	$15,674	$(18,370)
Change in net assets of consolidated securitization vehicles	—	(15,674)	(15,674)
Total other income (expense)	583,682	—	583,682
Net Loss	$(96,579)	$—	$(96,579)

The following table details the adjustments to the Company's Condensed Consolidated Statements of Cash Flows ($ in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Adjusted
Cash flows from investing activities:
Purchase of investments in real estate debt	$(1,483,788)	$69,527	$(1,414,261)
Proceeds from sale/repayment of investments in real estate debt	452,950	(40,627)	412,323
Proceeds from paydowns of real estate loans held by consolidated securitization vehicles	—	444,831	444,831
Net cash used in investing activities	(3,453,533)	473,731	(2,979,802)
Cash flows from financing activities:
Repayment of senior obligations of consolidated securitization vehicles	—	(473,731)	(473,731)
Net cash provided by financing activities	$6,018,292	$(473,731)	$5,544,561
Non-cash investing and financing activities:
Consolidation of securitization vehicles	$—	$427,771	$427,771
Deconsolidation of securitization vehicles	$—	$—	$—

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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2023 and December 31, 2022, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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

The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). The Company’s investment in a preferred equity security is reflected at its fair value as of March 31, 2023 (Level 2 inputs). In determining the fair value, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate. The Company’s investment in a private real estate company is reflected at its fair value as of March 31, 2023 (Level 3 inputs). To determine the fair value, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics. As of both March 31, 2023 and December 31, 2022, the Company’s $0.5 billion of equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The resulting unrealized and realized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Other Expense on the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $3.7 million of net unrealized loss and $125.4 million of net unrealized/realized loss, respectively, on its investments in equity securities.
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
The Company’s derivative financial instruments are reported at fair value. As of March 31, 2023 and December 31, 2022, the Company’s derivative financial instruments consisted of foreign currency and interest rate contracts. The fair values of the Company's foreign currency and interest rate contracts were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$6,355,326	$1,465,077	$7,820,403	$—	$6,460,520	$1,541,183	$8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,948,146	—	16,948,146	—	17,030,387	—	17,030,387
Equity securities	53,152	249,199	224,408	526,759	52,512	253,199	224,408	530,119
Investments in unconsolidated entities	—	—	5,032,399	5,032,399	—	—	4,947,251	4,947,251
Interest rate and foreign currency hedging derivatives(1)	—	2,249,220	—	2,249,220	—	3,033,595	—	3,033,595
Total	$53,152	$25,801,891	$6,721,884	$32,576,927	$52,512	$26,777,701	$6,712,842	$33,543,055

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$15,214,633	$—	$15,214,633	$—	$15,288,598	$—	$15,288,598
Interest rate and foreign currency hedging derivatives(2)	—	50,162	—	50,162	—	50,557	—	50,557
Total	$—	$15,264,795	$—	$15,264,795	$—	$15,339,155	$—	$15,339,155
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Total Assets
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$6,712,842
Purchases and contributions	17,775	—	17,975	35,750
Sales and repayments	(111,131)	—	—	(111,131)
Distributions received	—	—	(8,747)	(8,747)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	75,920	75,920
Realized income included in income (loss) from investments in real estate debt	583	—	—	583
Unrealized gain included in income (loss) from investments in real estate debt	16,667	—	—	16,667
Balance as of March 31, 2023	$1,465,077	$224,408	$5,032,399	$6,721,884
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,465,077	Yield Method	Market Yield	10.1%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Stabilized EBITDA Multiple	18.5x	Increase
Investments in unconsolidated entities	$4,493,715	Discounted cash flow	Discount Rate	6.8%	Decrease
			Exit Capitalization Rate	5.1%	Decrease
			Weighted Average Cost of Capital	8.8%	Decrease
	$538,684	Market comparable	LTM EBITDA Multiple	10.8x	Increase

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,541,183	Yield Method	Market Yield	9.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Stabilized EBITDA Multiple	18.5x	Increase
Investments in unconsolidated entities	$4,399,935	Discounted cash flow	Discount Rate	6.8%	Decrease
			Exit Capitalization Rate	4.9%	Decrease
			Weighted Average Cost of Capital	8.3%	Decrease
	$547,316	Market comparable	LTM EBITDA Multiple	10.8x	Increase

Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
During the three months ended March 31, 2023, the Company recognized an impairment of $12.5 million related to its held-for-sale real estate investments. The fair value of such held-for-sale real estate investments as of March 31, 2023 was $36.9 million and was primarily based on the sale price per the binding executed contracts, which are considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of both March 31, 2023 and December 31, 2022, the fair value of the Company’s mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.4 billion below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), and April Housing, all of which are indirect, wholly-owned subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA and April Housing ($ in thousands):

	December 31, 2022	For the Three Months Ended March 31, 2023			March 31, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$2,042	$—	$—	$(259)	$1,783	1.8 years
2022	20,811	(456)	—	(2,245)	18,110	2.5 years
2023	—	—	5,090	(318)	4,772	3.8 years
Total	$22,853	$(456)	$5,090	$(2,822)	$24,665

Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, “IBORs,” to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$81,703,592	$81,914,789
Land and land improvements	18,574,859	18,635,672
Furniture, fixtures and equipment	2,344,943	2,301,683
Right of use asset - operating leases(1)	1,101,370	1,090,782
Right of use asset - financing leases(1)	72,861	72,872
Total	103,797,625	104,015,798
Accumulated depreciation and amortization	(6,620,622)	(5,866,306)
Investments in real estate, net	$97,177,003	$98,149,492
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the three months ended March 31, 2023, the Company acquired 94 wholly-owned single family rental homes for a total purchase price of $34.8 million. The Company allocated $24.9 million to building and building improvements and $9.9 million to land and land improvements. During the three months ended March 31, 2023, there were no acquired intangibles.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	42	$653,770	$105,788	7	$445,419	$184,031
Industrial properties	4	9,217	1,605	9	125,806	21,231
Retail properties	1	14,384	2,650	—	—	—
Hospitality properties	5	97,554	10,960	—	—	—
	52	$774,925	$121,003	16	$571,225	$205,262
(1)Net gain includes losses of $30.8 million on 19 rental housing properties, $3.3 million on one hospitality property, and $0.5 million on three industrial properties sold during the three months ended March 31, 2023. For the three months ended March 31, 2022, net gain included losses of $2.3 million on five industrial properties sold.
(2)Net proceeds and net gain include 185 single family rental homes sold that are not included in the number of properties during the three months ended March 31, 2023. Net proceeds and net gain include 123 single family rental homes sold that are not included in the number of properties during the three months ended March 31, 2022.

Properties Held-for-Sale
As of March 31, 2023, 17 properties in the Rental Housing segment and one property in the Retail segment were classified as held-for-sale. The held-for-sale assets and liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	March 31, 2023
Investments in real estate, net	$383,767
Other assets	8,496
Total assets	$392,263

Liabilities:
Mortgage notes, net	$208,752
Other liabilities	9,613
Total liabilities	$218,365
Impairment
During the three months ended March 31, 2023, the Company recognized an aggregate of $12.5 million of impairment charges related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs. The Company did not recognize any impairment charges related to held-for-sale real estate investments during the three months ended March 31, 2022.
The Company did not recognize any impairment charges on properties held and used during the three months ended March 31, 2023 and 2022.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2023
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	67	35.7%	$1,701,553
Rental Housing investments(2)	Rental Housing	63	58	12.2% - 52.0%	1,199,027
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	240,979
Retail investments	Retail	2	7	50.0%	95,595
Hospitality investment	Hospitality	1	196	30.0%	311,618
Total unconsolidated entities carried at historical cost		70	384		3,548,772
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	12	2,128	7.9% - 85.0%	3,835,981
Office investments	Office	1	1	49.0%	501,054
Data Center investments(5)	Data Centers	1	N/A	12.4%	695,364
Total unconsolidated entities carried at fair value		14	2,129		5,032,399
Total		84	2,513		$8,581,171
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,703 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $241.0 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.9 billion from investments in four joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $695.4 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

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
Unconsolidated entities at carried at fair value:
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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended March 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2023	2022
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	35.7%	$(43,570)	$(38,469)
MGM Grand & Mandalay Bay(1)	Net Lease	49.9%	432,528	25,273
Rental Housing investments	Rental Housing	12.2% - 52.0%	(12,500)	(28,800)
Industrial investments	Industrial	10.1% - 22.4%	(4,298)	19,551
Retail investments	Retail	50.0%	(1,230)	(189)
Hospitality investment	Hospitality	30.0%	(2,388)	—
Total unconsolidated entities carried at historical cost			368,542	(22,634)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	7.9% - 85.0%	92,593	205,169
Office investments	Office	49.0%	(19,930)	1,690
Data Center investments	Data Centers	12.4%	3,453	—
Total unconsolidated entities carried at fair value			76,116	206,859
Total			$444,658	$184,225
(1)On January 9, 2023, the Company sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of approximately $1.3 billion, resulting in a gain on sale of $430.4 million.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	10/27/2032	$6,386,687	$6,385,165	$5,831,097
RMBS	+4.4%	3/30/2053	404,802	393,439	302,994
Corporate bonds	5.0%	4/8/2031	107,946	118,691	104,236
Total real estate securities	7.8%	10/15/2033	6,899,435	6,897,295	6,238,327
Commercial real estate loans	+5.6%	7/23/2026	1,407,539	1,418,945	1,407,198
Other investments(5)	5.7%	9/21/2029	205,305	179,142	174,878
Total investments in real estate debt	8.1%	5/24/2032	$8,512,279	$8,495,382	$7,820,403

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	12/10/2032	$6,474,823	$6,473,296	$5,943,403
RMBS	+4.4%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	7.0%	11/4/2033	6,995,756	6,992,859	6,341,477
Commercial real estate loans	+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	5.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	7.4%	5/25/2032	$8,694,798	$8,675,567	$8,001,703

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
(2)The symbol “+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of March 31, 2023 and December 31, 2022, the Company had interest rate swaps outstanding with a notional value of $1.4 billion and $1.4 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $1.1 billion as of both March 31, 2023 and December 31, 2022.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2023			December 31, 2022
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,727,882	$2,533,247	33%	$2,681,299	$2,483,592	32%
Rental Housing(2)	2,035,063	1,869,787	24%	2,119,282	1,940,795	24%
Hospitality	1,738,205	1,639,085	21%	1,884,353	1,768,090	22%
Net Lease	983,523	943,152	12%	983,374	947,368	12%
Office	551,744	412,401	5%	552,016	439,938	5%
Other	365,061	340,608	4%	360,903	339,609	4%
Diversified	93,904	82,123	1%	94,340	82,311	1%
Total	$8,495,382	$7,820,403	100%	$8,675,567	$8,001,703	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2023			December 31, 2022
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$91,795	$86,715	1%	$91,809	$86,055	1%
BBB	1,075,691	1,023,017	13%	1,077,419	1,024,908	13%
BB	1,826,016	1,626,826	21%	1,858,101	1,659,281	21%
B	1,518,574	1,343,155	17%	1,609,017	1,424,940	18%
CCC	67,905	55,157	1%	40,486	33,225	—%
Private commercial real estate loans	1,598,087	1,582,076	20%	1,682,708	1,660,226	21%
Not rated(2)	2,317,314	2,103,457	27%	2,316,027	2,113,068	26%
Total	$8,495,382	$7,820,403	100%	$8,675,567	$8,001,703	100%
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
(2)As of March 31, 2023, not rated positions have a weighted-average LTV at origination of 64.2%, are primarily composed of 63.4% industrial and 27.4% rental housing assets, and include interest-only securities with a fair value of $15.5 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$173,746	$73,812
Unrealized gain (loss)	3,040	(184,685)
Realized (loss) gain	(1,023)	2,383
Total	175,763	(108,490)
Net realized and unrealized (loss) gain on interest rate swaps and other derivatives	(25,444)	83,975
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(5,883)	10,821
Other gain (loss)	9,035	(4,676)
Total income (loss) from investments in real estate debt	$153,471	$(18,370)
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
CMBS	$1,651,182	$1,683,765	$23,897	$(22,627)
Commercial real estate loans	830,275	835,846	35,086	(1,139)
Total	$2,481,457	$2,519,611	$58,983	$(23,766)
The Company acquired such affiliated CMBS from third-parties on market terms negotiated by the majority third-party investors. The Company has forgone all non-economic rights under these CMBS, including voting rights, so long as the Blackstone-advised investment vehicles either own the properties collateralizing the underlying loans, or have an interest in a different part of the capital structure of such CMBS.
The Company acquired commercial real estate loans to borrowers that are owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third parties without the Company's involvement.
As of March 31, 2023 and December 31, 2022, the Company’s investments in real estate debt also included $2.0 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. During the three months ended March 31, 2023 and 2022, the Company recognized $37.8 million of gain and $28.7 million of loss, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	March 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,474,208	$16,948,146	5.6%	3/21/2025
Senior obligations of consolidated securitization vehicles	22	15,514,813	15,214,633	5.5%	9/24/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,959,395	$1,733,513	7.1%	4/24/2025

	December 31, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,527,441	$17,030,387	5.1%	3/24/2025
Senior obligations of consolidated securitization vehicles	22	15,565,671	15,288,598	4.9%	10/18/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,961,770	$1,741,789	6.6%	5/06/2025

(1)The weighted-average yield and cost represent the all-in rate, which includes both fixed and floating rates, as applicable to each securitization vehicle.
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

7. Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	March 31, 2023			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	March 31, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages(4)	3.7%	1/22/2029	N/A	$25,022,235	$25,152,361
Variable rate loans:
Variable rate mortgages and secured term loans	+2.4%	2/18/2027	N/A	34,074,275	34,141,570
Variable rate secured revolving credit facilities(5)	—%	—	$4,195,100	—	2,608,778
Variable rate warehouse facilities(6)	+1.9%	9/26/2025	$4,420,893	3,663,431	3,728,340
Total variable rate loans	+2.3%	12/30/2026		37,737,706	40,478,688
Total loans secured by real estate	5.8%	10/26/2027		62,759,941	65,631,049
(Discount) premium on assumed debt, net				(121,545)	(121,435)
Deferred financing costs, net				(532,521)	(546,911)
Mortgage notes, secured term loans, and secured revolving credit facilities, net				$62,105,875	$64,962,703
(1)“+” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of March 31, 2023, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.2 billion and interest rate caps with an aggregate notional balance of $15.3 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. The net weighted average interest rate including the impact of derivatives is 4.3%.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $357.3 million and $364.5 million of loans related to investments in affordable housing properties as of March 31, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(6)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage notes, secured term loans, and secured revolving credit facilities as of March 31, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$487,894
2024	3,762,761
2025	9,029,812
2026	15,988,748
2027	18,458,578
2028	3,644,150
Thereafter	11,387,998
Total	$62,759,941

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $5.3 million and net gain on extinguishment of debt of $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Such gains primarily resulted from the acceleration of mortgage premiums and such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of March 31, 2023, the Company was in compliance with all of its loan covenants.
8. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time, and may require the Company to provide additional collateral in the form of cash, securities, or other assets if the market value of such financed investments decline.
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	March 31, 2023
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,424,635	$7,265,468	+1.3%	3/7/2024
RMBS	219,131	304,989	+1.2%	2/12/2024
Commercial real estate loans	159,477	244,791	+1.9%	3/23/2024
Corporate bonds	73,503	104,236	+1.2%	2/9/2024
	$4,876,746	$7,919,484	+1.3%

	December 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,482,728	$7,447,672	+1.3%	12/27/2023
Commercial real estate loans	220,694	294,337	+1.1%	11/18/2023
Corporate bonds	163,547	259,224	+1.9%	3/23/2024
RMBS	99,716	137,084	+1.1%	10/5/2023
	$4,966,685	$8,138,317	+1.3%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)“+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both March 31, 2023 and December 31, 2022, the maximum capacity of the credit facilities was $5.6 billion. There were no outstanding borrowings under its unsecured credit facilities as of March 31, 2023 and December 31, 2022.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2024, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Line of Credit.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both March 31, 2023 and December 31, 2022, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$1,190,084	$1,588,178
Performance participation allocation	—	—
Accrued management fee	72,922	71,644
Accrued affiliate service provider expenses	16,831	14,975
Other	1,538	1,511
Total	$1,281,375	$1,676,308
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

During the three months ended March 31, 2023, the Company did not recognize any performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall amount of $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company's Condensed Consolidated Balance Sheets. Beginning January 1, 2023, interest on the Quarterly Shortfall will accrue at a 5% annual rate, compounded quarterly. During the three months ended March 31, 2023, the Company accrued interest income of $1.0 million related to such Quarterly Shortfall amount.
As of May 12, 2023, Blackstone and its employees, including the Company’s executive officers, owned $1.9 billion and $1.4 billion, respectively, shares of common stock of the Company and units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has elected to receive the management fee in shares of the Company’s common stock, resulting in a non-cash expense. During the three months ended March 31, 2023 and 2022 the Company incurred management fees of $221.1 million and $189.2 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company issued 10.0 million and 8.4 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $72.9 million and $71.6 million related to the management fees as of March 31, 2023 and December 31, 2022, respectively. During April 2023, the Adviser was issued 5.0 million unregistered Class I shares as payment for the management fees accrued as of March 31, 2023. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three months ended March 31, 2023 and 2022.
Accrued affiliate service provider expenses and incentive compensation awards
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the gain (loss) on sale. For further details on the Company’s relationships with its affiliated service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Link Industrial Properties LLC	$30,950	$19,133	$1,629	$2,344	$280	$1,032
LivCor, LLC	25,951	13,978	1,798	2,218	2,325	1,691
ShopCore Properties TRS Management LLC	8,843	1,857	94	125	337	—
Revantage Corporate Services, LLC	5,732	4,832	37	—	—	5
BRE Hotels and Resorts LLC	4,245	3,484	87	191	—	—
Equity Office Management, LLC	1,323	422	46	74	29	—
Beam Living	568	—	14	—	—	—
Longview Senior Housing Advisors, LLC	473	428	—	—	—	—
Total	$78,085	$44,134	$3,705	$4,952	$2,971	$2,728
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

The Company issues incentive compensation awards to certain employees of portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. As of March 31, 2023, the Company has determined it is probable that the performance condition will be met for certain awards and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2022	For the Three Months Ended March 31, 2023			March 31, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$23,161	$(1,390)	$—	$(2,114)	$19,657	1.8 years
2022	24,889	(1,609)	—	(1,970)	21,310	2.5 years
2023	—	—	37,138	(2,321)	34,817	3.8 years
	$48,050	$(2,999)	$37,138	$(6,405)	$75,784
Other
As of both March 31, 2023 and December 31, 2022, the Adviser had advanced $1.5 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course.
Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties, and third-parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third-party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related expense offset to the Company.
During the three months ended March 31, 2023, the Company paid LNLS $1.2 million for title services related to 19 investments and such costs were either (i) included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company

During the three months ended March 31, 2023, the Company received a refund of $0.2 million of insurance premiums previously paid to the captive insurance company. The refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums for such dispositions.
Other
As of March 31, 2023 and December 31, 2022, the Company had a receivable of $8.3 million and $6.0 million, respectively, from LivCor and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	March 31, 2023	December 31, 2022
Interest rate and foreign currency hedging derivatives	$2,249,220	$3,033,595
Real estate intangibles, net	1,475,607	1,624,212
Receivables, net	792,282	821,309
Straight-line rent receivable	528,850	454,989
Equity securities	526,759	530,119
Held-for-sale assets	392,263	380,267
Single family rental homes risk retention securities	300,718	300,718
Prepaid expenses	132,748	146,568
Deferred leasing costs, net	131,234	121,230
Deferred financing costs, net	105,083	103,049
Due from affiliate(1)	74,857	74,857
Other	274,958	291,035
Total	$6,984,579	$7,881,948
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Stock repurchases payable	$694,720	$151,959
Right of use lease liability - operating leases	641,907	638,830
Accounts payable and accrued expenses	451,544	470,335
Accrued interest expense	413,238	395,459
Intangible liabilities, net	312,183	330,432
Real estate taxes payable	291,766	350,757
Distribution payable	248,826	238,297
Tenant security deposits	238,302	237,891
Held-for-sale liabilities	218,365	275,052
Prepaid rental income	176,665	188,450
Subscriptions received in advance	137,687	208,632
Securitized debt obligations, net	79,494	123,628
Right of use lease liability - financing leases	77,326	77,008
Interest rate and foreign currency hedging derivatives	50,162	50,557
Other	217,815	174,746
Total	$4,250,000	$3,912,033

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Intangible assets
In-place lease intangibles	$1,997,119	$2,022,087
Indefinite life intangibles	193,182	193,182
Above-market lease intangibles	67,223	71,952
Other intangibles	371,868	371,631
Total intangible assets	2,629,392	2,658,852
Accumulated amortization
In-place lease amortization	(1,075,639)	(971,988)
Above-market lease amortization	(30,077)	(31,419)
Other intangibles amortization	(48,069)	(31,233)
Total accumulated amortization	(1,153,785)	(1,034,640)
Intangible assets, net	$1,475,607	$1,624,212

Intangible liabilities
Below-market lease intangibles	$473,732	$476,186
Total intangible liabilities	473,732	476,186
Accumulated amortization
Below-market lease amortization	(161,549)	(145,754)
Total accumulated amortization	(161,549)	(145,754)
Intangible liabilities, net	$312,183	$330,432
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$260,218	$6,841	$29,634	$(53,868)
2024	170,342	7,773	36,079	(58,558)
2025	129,185	6,463	33,500	(48,287)
2026	98,061	4,934	32,203	(37,820)
2027	69,856	3,455	29,990	(26,694)
2028	54,259	2,495	28,740	(20,144)
Thereafter	139,559	5,185	133,653	(66,812)
	$921,480	$37,146	$323,799	$(312,183)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 - “Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	March 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,227,214	2.6%	LIBOR, SOFR	5.9
Derivatives not designated as hedging instruments
Interest rate caps - property debt	140	15,332,921	4.4%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.0
Interest rate swaps - investments in real estate debt	60	1,367,960	1.4%	LIBOR, SOFR	3.9
Total		$41,716,481
	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,417,852	2.6%	LIBOR, SOFR	6.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	135	14,147,947	4.1%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.3
Interest rate swaps - investments in real estate debt	61	1,392,960	1.4%	LIBOR, SOFR	4.1
Total		$40,556,507

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2023		December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	9	€150,449	14	€160,206
Buy USD / Sell GBP Forward	9	£53,519	12	£132,563
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$251,278	$409,260	$—	$—
Total derivatives designated as hedging instruments	251,278	409,260	—	—
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	147,167	183,392	28,392	36,173
Interest rate swaps - property debt	1,742,461	2,310,511	17,153	—
Interest rate swaps - investments in real estate debt	108,264	130,181	—	—
Foreign currency forward contracts	50	251	4,617	14,384
Total derivatives not designated as hedging instruments	1,997,942	2,624,335	50,162	50,557
Total interest rate and foreign currency hedging derivatives	$2,249,220	$3,033,595	$50,162	$50,557
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps with fair value of $190.0 million and $237.7 million presented on a net basis as of March 31, 2023 and December 31, 2022, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended March 31,
			2023	2022
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(557,680)	$635,984
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(62,570)	45,339
Interest rate swap – investments in real estate debt	Realized gain	(2)	2,035	—
Interest rate swap – investments in real estate debt	Unrealized (loss) gain	(2)	(21,911)	59,709
Foreign currency forward contract	Realized (loss) gain	(2)	(15,134)	21,344
Foreign currency forward contract	Unrealized gain	(2)	9,566	2,922
Total			$(645,694)	$765,298
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized loss		(151,255)	—
Total			$(796,949)	$765,298
(1)Included in Income from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income (Loss) from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the year ended March 31, 2023, $32.8 million of net gain was reclassified from accumulated other comprehensive income into net income.

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
As of March 31, 2023, the Company posted collateral of $39.1 million with two of its counterparties as required under the derivative contracts. As of December 31, 2022, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $47.6 million under the derivative contract.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2023, the Company had the authority to issue 10,600,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class C Shares	500,000	$0.01
Total	10,600,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2023
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2022	1,597,414	2,394,737	72,599	421,428	—	4,486,178
Common stock issued (transferred)(1)	11,300	598,503	(652)	(245,069)	1,082	365,164
Distribution reinvestment	7,878	12,843	422	2,221	3	23,367
Common stock repurchased	(34,156)	(178,729)	(1,831)	(11,788)	—	(226,504)
March 31, 2023	1,582,436	2,827,354	70,538	166,792	1,085	4,648,205
(1)Includes transfer of shares from Class T and Class D to Class I during the three months ended March 31, 2023.
As of January 1, 2023, the Regents of the University of California (“UC Investments”), subscribed for an aggregate 268.9 million Class I shares for a total purchase price of $4.0 billion. The investment was made at the Company’s January 1, 2023 public offering price with fees and terms consistent with existing stockholders. In connection with this investment, a subsidiary of Blackstone entered into a long-term strategic venture with UC Investments.
Blackstone contributed $1.0 billion of its current holdings in the Company as part of the strategic venture, which provides a waterfall structure with UC Investments receiving a 11.25% minimum annualized net return on its investment in the Company (supported by a pledge of Blackstone’s contribution) and upside from its investment. In exchange, Blackstone will be entitled to receive an incremental 5% cash promote payment from UC Investments on any returns received in excess of the specified minimum, in addition to the existing management and incentive fees borne by all holders of Class I shares of the Company. The pledge will also extend to any appreciation and dividends received by Blackstone in respect of the contributed $1.0 billion. After January 2028, the parties have the option to request repurchase of their investments ratably over two years (a minimum average 6-year hold).
On March 1, 2023, UC Investments subscribed for an additional 33.9 million Class I shares for a total purchase price of $500.0 million. This investment was made at the Company’s March 1, 2023 public offering price with fees and terms consistent with existing stockholders. Blackstone contributed an incremental $125.0 million of its current holdings in the Company on the same terms described above.
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

Should repurchase requests, in the board of directors' judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the board of directors otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under the share repurchase plan), or none at all. Further, the Company’s board of directors may make exceptions to, modify, or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase less shares than such repurchase limitations) if it deems such action to be in the Company’s best interest and the best interest of its stockholders. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

For the three months ended March 31, 2023, the Company repurchased 226.5 million shares of common stock and 3.1 million BREIT OP units for a total of $3.4 billion. During the months ended January 31, 2023, February 28, 2023, and March 31, 2023, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company's share repurchase plan. For the months ended January 31, 2023, February 28, 2023, and March 31, 2023, in accordance with the share repurchase plan, the Company fulfilled repurchases equal to 2.0%, 2.0% and 1.0% of NAV, or 25%, 35% and 15% of repurchase requests, respectively.
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
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2023
	Class S	Class I	Class T	Class D	Class C
Aggregate gross distributions declared per share of common stock	$0.1663	$0.1663	$0.1663	$0.1663	$—
Stockholder servicing fee per share of common stock	(0.0310)	—	(0.0305)	(0.0089)	—
Net distributions declared per share of common stock	$0.1353	$0.1663	$0.1358	$0.1574	$—

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of the year	$344,145	$589,900
Repurchases	—	(26,639)
Conversion to Class I and Class B units	(278,990)	(434,717)
Conversion to Class I and Class C shares	(65,313)	(128,205)
GAAP income allocation	2,212	(1)
Distributions	(1,300)	(4)
Fair value allocation	(404)	18
Ending balance	$350	$352
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of March 31, 2023 and December 31, 2022, $236.5 million and $209.3 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.

The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $29.0 million and $35.7 million, during the three months ended March 31, 2023 and 2022 respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
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
Rental revenue from leases at the Company’s net lease properties consists of a fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. The Company's net lease properties are leased to a single tenant. The Company assessed the lease classification of the net lease properties and determined the leases were each operating leases. The Company’s assessment included the consideration of the present value of the applicable lease payments over the lease terms and the residual value of the leased assets.
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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease payments	$1,867,526	$1,212,538
Variable lease payments	120,539	91,182
Rental revenue	$1,988,065	$1,303,720
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of March 31, 2023 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$1,358,634
2024	1,735,852
2025	1,601,300
2026	1,452,965
2027	1,249,556
2028	1,047,625
Thereafter	15,847,751
Total	$24,293,683

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2023, the Company had 98 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of March 31, 2023 ($ in thousands):

	Operating Leases	Financing Leases
2023 (remaining)	$28,493	$3,126
2024	37,073	4,266
2025	37,690	4,385
2026	37,855	4,507
2027	38,253	4,633
2028	38,605	4,763
Thereafter	2,574,814	559,379
Total undiscounted future lease payments	2,792,783	585,059
Difference between undiscounted cash flows and discounted cash flows	(2,150,876)	(507,733)
Total lease liability	$641,907	$77,326
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2023, the weighted average remaining lease term of the Company’s operating leases and financing leases was 61 years and 78 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed ground rent expense	$4,028	$2,269
Variable ground rent expense	5,994	5
Total cash portion of ground rent expense	10,022	2,274
Straight-line ground rent expense	5,403	2,853
Total operating lease costs	$15,425	$5,127
 The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on lease liabilities	$1,024	$996
Amortization of right-of-use assets	319	324
Total financing lease costs	$1,343	$1,320

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
The following table details the total assets by segment ($ in thousands):

	March 31, 2023	December 31, 2022
Rental Housing	$67,376,578	$68,464,413
Industrial	21,577,742	21,624,736
Net Lease	8,177,295	9,011,326
Hospitality	3,728,551	3,768,473
Office	3,249,468	3,293,163
Data Centers	3,262,678	3,203,585
Retail	2,691,102	2,722,839
Self Storage	2,232,879	2,247,351
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	25,017,445	25,363,546
Other (Corporate)	3,386,078	2,987,992
Total assets	$140,699,816	$142,687,424

The following table details the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,311,977	$349,593	$150,384	$—	$48,288	$12,727	$60,422	$54,674	$—	$1,988,065
Hospitality revenue	—	—	—	201,221	—	—	—	—	—	201,221
Other revenue	83,853	7,113	—	3,162	1,877	—	1,161	1,488	—	98,654
Total revenues	1,395,830	356,706	150,384	204,383	50,165	12,727	61,583	56,162	—	2,287,940
Expenses:
Rental property operating	707,804	117,061	470	—	13,839	2,214	25,330	25,471	—	892,189
Hospitality operating	—	—	—	133,823	—	—	—	—	—	133,823
Total expenses	707,804	117,061	470	133,823	13,839	2,214	25,330	25,471	—	1,026,012
(Loss) income from unconsolidated entities	(12,500)	88,295	432,528	(2,388)	(19,930)	(40,117)	(1,230)	—	—	444,658
Income from investments in real estate debt	—	—	—	—	—	—	—	—	153,471	153,471
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	29,254	29,254
Income from investments in equity securities(1)	10	—	—	—	—	—	—	—	—	10
Segment net operating income (loss)	$675,536	$327,940	$582,442	$68,172	$16,396	$(29,604)	$35,023	$30,691	$182,725	$1,889,321

Depreciation and amortization	$(635,341)	$(191,276)	$(51,878)	$(32,848)	$(24,933)	$(5,553)	$(39,006)	$(18,550)	$—	$(999,385)

General and administrative										$(17,176)
Management fee										(221,138)
Impairment of investments in real estate										(12,499)
Loss from interest rate derivatives										(620,250)
Net gain on dispositions of real estate										121,003
Interest expense										(800,009)
Loss on extinguishment of debt										(5,258)
Other expense										(27,070)
Net loss										$(692,461)
Net loss attributable to non-controlling interests in third party joint ventures										$74,358
Net loss attributable to non-controlling interests in BREIT OP										17,048
Net loss attributable to BREIT stockholders										$(601,055)
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $3.7 million net unrealized loss related to such equity securities.

The following table details the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$779,236	$340,768	$82,795	$—	$16,159	$8,181	$31,374	$45,207	$—	$1,303,720
Hospitality revenue	—	—	—	147,245	—	—	—	—	—	147,245
Other revenue	54,651	6,135	—	2,658	1,011	—	507	3,138	—	68,100
Total revenues	833,887	346,903	82,795	149,903	17,170	8,181	31,881	48,345	—	1,519,065
Expenses:
Rental property operating	419,550	110,528	297	—	4,391	1,272	9,919	21,030	—	566,987
Hospitality operating	—	—	—	103,463	—	—	—	—	—	103,463
Total expenses	419,550	110,528	297	103,463	4,391	1,272	9,919	21,030	—	670,450
(Loss) Income from unconsolidated entities	(28,800)	224,720	25,273	—	1,690	(38,469)	(189)	—	—	184,225
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(18,370)	(18,370)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(15,674)	(15,674)
Loss from investments in equity securities(1)	(75,501)	(7,496)	(3,694)	—	(14,470)	—	—	—	—	(101,161)
Segment net operating income (loss)	$310,036	$453,599	$104,077	$46,440	$(1)	$(31,560)	$21,773	$27,315	$(34,044)	$897,635

Depreciation and amortization	$(572,968)	$(208,366)	$(28,637)	$(27,076)	$(7,834)	$(3,557)	$(35,281)	$(31,332)	$—	$(915,051)

General and administrative										$(13,106)
Management fee										(189,150)
Performance participation allocation										(411,569)
Income from interest rate derivatives										675,790
Net gain on dispositions of real estate										205,262
Interest expense										(346,259)
Gain on extinguishment of debt										1,395
Other expense										(1,526)
Net loss										$(96,579)
Net loss attributable to non-controlling interests in third party joint ventures										$44,255
Net loss attributable to non-controlling interests in BREIT OP										656
Net loss attributable to BREIT stockholders										$(51,668)
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $125.4 million net unrealized/realized loss related to such equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements with respect to acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2022, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Blackstone Real Estate Income Trust, Inc. (“BREIT,” the “Company,” “we,” “us,” or “our”) invests primarily in stabilized income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Additional unconsolidated interests are included in the respective property segment.
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
As of May 12, 2023, we had received net proceeds of $72.4 billion from the sale of 5.7 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world.

During the three months ended March 31, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued global supply chain disruption, rising energy costs and the ongoing and potential future impacts of the war between Russia and Ukraine are also contributing to economic and geopolitical uncertainty.

Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy and for our stockholders. Additionally, rising interest rates, increasing costs and supply chain issues may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Q1 2023 Highlights
Operating Results:
•Declared monthly net distributions totaling $719.4 million for the three months ended March 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.7%	4.5%	3.7%	4.4%
Year-to-Date Total Return, without upfront selling commissions(2)	(0.8)%	(0.5)%	(0.7)%	(0.6)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(4.1)%	N/A	(4.1)%	(2.1)%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.0%	11.9%	11.3%	11.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	10.4%	N/A	10.7%	11.5%
Investments:
•Sold 42 rental housing, four industrial properties, five hospitality properties and one retail property, as well as 185 single family rental homes, for total net proceeds of $774.9 million and a net realized gain of $121.0 million during the three months ended March 31, 2023.
•Sold the Company’s 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of approximately $1.3 billion, resulting in a gain on sale of $430.4 million.
Capital and Financing Activity:
•The Regents of the University of California (“UC Investments”) subscribed for an aggregate 302.8 million of the Company’s Class I shares for a total purchase price of $4.5 billion in conjunction with a long-term strategic venture with Blackstone.
•Raised $5.5 billion from the sale of shares of our common stock and through private offerings, including the $4.5 billion UC Investments, during the three months ended March 31, 2023. Repurchased $3.4 billion of shares of our common stock from third-party investors during the three months ended March 31, 2023.
•Repaid $2.9 billion of property-level financings during the three months ended March 31, 2023.
Current Portfolio:
•Our portfolio as of March 31, 2023 consisted of investments in real estate (93% based on fair value) and investments in real estate debt (7%).
•Our 5,113 properties(3) as of March 31, 2023 consisted primarily of Rental Housing (56% based on fair value), Industrial (23%), and Net Lease (6%), and our real estate portfolio was primarily concentrated in the following regions: South (39%), West (32%) and East (17%).
•Our investments in real estate debt as of March 31, 2023 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

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
(3)Excludes 28,616 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of March 31, 2023:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2023:
(1) “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated Generally Accepted Accounting Principals (“GAAP”) Balance Sheets. “Property Sector” weighting is measured as the asset value of our real estate investments for each sector divided by the total asset value of all real estate investments. “Region Concentration” reflects regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”), and the weighting is measured as the asset value of our real estate investments in each region, other than equity in public and private real estate-related companies, divided by the total value of all such real estate investments. “Non-U.S.” reflects investments in Europe and Canada.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2023:

DENVER
3%
CHICAGO
3%
WASHINGTON D.C.
3%
LAS VEGAS
10%
PHOENIX
4%
ATLANTA
9%
ORLANDO
4%
DALLAS
6%
TAMPA
3%
MIAMI
4%

The select markets that are named represent BREIT's top 10 metropolitan statistical areas (“MSAs”) by portfolio weighting. Portfolio weighting is measured as the asset value of our real estate investments for each MSA divided by the total asset value of all real estate investments. BREIT is invested in additional MSAs that are not named above.
As of March 31, 2023, we owned a diversified portfolio of 5,113 properties and 28,616 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of March 31, 2023:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Rental Housing(6)	1,207	285,284 units	94%	$14,583	$73,673,715	$1,403,569	50%
Industrial	3,255	452,323 sq. ft.	97%	$5.67	27,520,951	448,187	16%
Net Lease	2	15,409 sq. ft.	100%	N/A	8,567,083	583,814	21%
Data Centers	81	12,196 sq. ft.	100%	$14.65	4,926,102	21,459	1%
Hospitality	262	36,624 keys	72%	$186.23/$134.34	3,778,414	209,570	7%
Self Storage	208	15,753 sq. ft.	90%	$15.37	3,207,955	56,162	2%
Office	15	5,978 sq. ft.	98%	$37.61	3,044,379	30,235	1%
Retail	83	11,356 sq. ft.	95%	$17.97	2,903,275	62,313	2%
Total	5,113				$127,621,874	$2,815,309	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of March 31, 2023. For our multifamily, affordable and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended March 31, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(3)For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized March 31, 2023 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended March 31, 2023 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the three months ended March 31, 2023. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of March 31, 2023.
(5)Segment revenue is presented for the three months ended March 31, 2023. Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense from the unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of March 31, 2023:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
TA Multifamily Portfolio	4	Various	April 2017	100%	1,744 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	92%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	92%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	93%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
Domain & GreenVue Multifamily	2	Dallas, TX	Sept. 2017	100%	803 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	93%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	11	Various	Various	100%	2,389 units	92%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	93%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	91%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	92%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	94%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	91%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	87%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	91%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	13	Various	Feb. 2019	100%	3,503 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	94%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	91%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	91%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	90%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	3	Denver & Fort Collins, CO	May 2019	100%	855 units	92%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	92%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	95%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	91%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	92%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	95%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	88%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	92%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	91%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	90%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	18	Various	Feb. & May 2020	98%	7,055 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	85%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	94%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	94%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%
Jaguar Multifamily Portfolio	10	Various	Nov. & Dec. 2020	100%	3,442 units	91%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	93%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	93%
Southeast Multifamily Portfolio	1	Lebanon, TN & Sanford, FL	Feb. 2021	98%	138 units	92%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	92%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	94%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	89%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	92%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	94%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	93%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	93%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	94%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	96%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	93%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	93%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	96%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	91%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	95%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	93%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	94%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	92%
Rapids Multifamily Portfolio	38	Various	May 2022	100%	11,401 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	899 units	93%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,332 units	95%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	92%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	97%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	87%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	91%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	95%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	84%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	25	Various	Dec. 2020	99.6%	6,333 units	87%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	98%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	97%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	99%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	93%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	99%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	93%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	99%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	98%
American Campus Communities	150	Various	Aug. 2022	69%	36,545 units	96%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,616 units	92%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	88%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	557	Various	Dec. 2021	Various(6)	71,403 units	96%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	96%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	99%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	94%
Total Rental Housing	1,207				285,284 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	98%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	4	Various	Nov. 2017	100%	1,427 sq. ft.	55%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	135	Various	March 2018	100%	20,001 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	88	Various	Nov. 2018	99%	11,582 sq. ft.	97%
Stockton Distribution Center	1	Stockton, CA	Dec. 2018	100%	987 sq. ft.	100%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	97%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Morgan Savannah	1	Savannah, GA	April 2019	100%	357 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	94%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	296	Various	Sept. 2019	100%	58,870 sq. ft.	98%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	91%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	89%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	98%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	19	Various	Jan. & Aug. 2021	85%	3,026 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	94%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,732 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	132	Various	Oct. 2021	Various	34,936 sq. ft.	97%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	98%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	328	Various	Nov. 2021	12%	70,499 sq. ft.	N/A
Carrix Ports Portfolio(9)	N/A	Various	Nov. 2021	8%	N/A	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,068 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	98%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(7)	70	Various	Dec. 2021	23%	10,276 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	89%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,649	Various Europe	Various	15%	152,904 sq. ft.	N/A
Total Industrial	3,255				452,323 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	67	Various	Aug. 2021	33.5%	9,503 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(10)	N/A	Various	May 2022	12%	N/A	N/A
Total Data Centers	81				12,196 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	74%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	64%
Florida Select-Service 4-Pack	3	Tampa & Orlando, FL	July 2017	100%	348 keys	77%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	65%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	74%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	84%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	3	Various	Aug. 2018	100%	368 keys	78%
JW Marriott San Antonio Hill Country Resort	1	San Antonio, TX	Aug. 2018	100%	1,002 keys	67%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	70%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	71%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	79%
Raven Select Service Portfolio	18	Various	June 2019	100%	2,173 keys	74%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	64%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	9	Various	Nov. 2019	100%	923 keys	71%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	85%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	73%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	64%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. 2022 & Oct. 2022	100%	1,403 keys	67%
Total Hospitality	262				36,624 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,320 sq. ft.	91%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	91%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	88%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	91%
Simply Self Storage	95	Various	Dec. 2020	100%	8,037 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	157 sq. ft.	91%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	90%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	91%
Flamingo Self Storage Portfolio	6	Various	Various	98%	399 sq. ft.	89%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	455 sq. ft.	92%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,202 sq. ft.	92%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	93%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	92%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	88 sq. ft.	94%
The Park Self Storage	1	Arlington, WA	March 2022	100%	45 sq. ft.	93%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,794 sq. ft.	90%
Columbus Self Storage Portfolio	4	Various	April 2022	100%	346 sq. ft.	93%
Boxer Self Storage	1	Fort Mill, NC	April 2022	100%	64 sq. ft.	94%
Native Self Storage	1	Stockton, CA	April 2022	100%	87 sq. ft.	90%
Total Self Storage	208				15,753 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	99%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(4)	3	Various	June 2022	100%	1,072 sq. ft.	95%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	15				5,978 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	71%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	94%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	90%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	94%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	97%
Pike Retail Portfolio(4)(11)	51	Various	June 2022	Various	5,662 sq. ft.	94%
Total Retail	83				11,356 sq. ft.

Total Investments in Real Estate	5,113
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
(3)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of March 31, 2023. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended March 31, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 17,913 consolidated single family rental homes, a 44% interest in 8,907 unconsolidated single family rental homes, and a 12% interest in 1,796 unconsolidated single family rental homes.
(6)Includes various ownership interests in 499 consolidated affordable housing units and 58 unconsolidated affordable housing units.
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
(11)Includes 50 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of March 31, 2023 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	554	$92,526	5%	14,059	7%
2024	796	179,594	10%	30,592	15%
2025	729	154,757	9%	23,227	11%
2026	695	191,027	11%	33,328	16%
2027	730	216,844	12%	30,907	15%
2028	442	159,307	9%	25,089	12%
2029	171	89,648	5%	10,854	5%
2030	135	105,225	6%	11,380	5%
2031	96	45,194	2%	4,511	2%
2032	80	43,253	2%	3,398	2%
Thereafter	165	531,144	29%	20,021	10%
Total	4,593	$1,808,519	100%	207,366	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2023 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of March 31, 2023:

Credit Rating[1]

A
1%
CCC
<1%
BBB
11%
Private
CRE Loans
17%
Not Rated[2]
35%
BB
18%
B
17%

Collateral Type[1]

Diversified
1%
Other
4%
Office
5%
Net Lease
10%
Rental
Housing
32%
Hospitality
18%
Industrial
30%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 64.4%, are primarily composed of 49.9% industrial and 43.0% rental housing assets, and include interest-only securities with a fair value of $34.9 million.
The following table details our investments in real estate debt as of March 31, 2023 ($ in thousands):

	March 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	4/16/2033	$8,346,082	$8,271,159	$7,564,610
RMBS	+4.4%	3/30/2053	404,802	393,439	302,994
Corporate bonds	5.0%	4/8/2031	107,946	118,691	104,236
Total real estate securities	7.8%	1/9/2034	8,858,830	8,783,289	7,971,840
Commercial real estate loans	+5.6%	7/23/2026	1,407,539	1,418,945	1,407,198
Other investments(5)	5.7%	9/21/2029	205,305	179,142	174,878
Total investments in real estate debt	8.1%	11/4/2032	$10,471,674	$10,381,376	$9,553,916
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)“+” refers to the relevant floating benchmark rates, which include USD LIBOR, Euro Interbank Offered Rate (“EURIBOR”), SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of March 31, 2023 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of March 31, 2023, we have interest rate swaps outstanding with a notional value of $1.4 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.7 billion as of March 31, 2023. In addition, CMBS includes zero-coupon securities of $358.9 million as of March 31, 2023.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 and 2022 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2023	2022	$
Revenues
Rental revenue	$1,988,065	$1,303,720	$684,345
Hospitality revenue	201,221	147,245	53,976
Other revenue	98,654	68,100	30,554
Total revenues	2,287,940	1,519,065	768,875
Expenses
Rental property operating	892,189	566,987	325,202
Hospitality operating	133,823	103,463	30,360
General and administrative	17,176	13,106	4,070
Management fee	221,138	189,150	31,988
Performance participation allocation	—	411,569	(411,569)
Impairment of investments in real estate	12,499	—	12,499
Depreciation and amortization	999,385	915,051	84,334
Total expenses	2,276,210	2,199,326	76,884
Other income (expense)
Income from unconsolidated entities	444,658	184,225	260,433
Income (loss) from investments in real estate debt	153,471	(18,370)	171,841
Change in net assets of consolidated securitization vehicles	29,254	(15,674)	44,928
(Loss) income from interest rate derivatives	(620,250)	675,790	(1,296,040)
Net gain on dispositions of real estate	121,003	205,262	(84,259)
Interest expense	(800,009)	(346,259)	(453,750)
(Loss) gain on extinguishment of debt	(5,258)	1,395	(6,653)
Other expense	(27,060)	(102,687)	75,627
Total other (expense) income	(704,191)	583,682	(1,287,873)
Net income (loss)	$(692,461)	$(96,579)	$(595,882)
Net loss attributable to non-controlling interests in third party joint ventures	$74,358	$44,255	$30,103
Net (income) loss attributable to non-controlling interests in BREIT OP	17,048	656	16,392
Net income (loss) attributable to BREIT stockholders	$(601,055)	$(51,668)	$(549,387)
Net income (loss) per share of common stock — basic and diluted	$(0.13)	$(0.01)	$(0.12)
Rental Revenue
During the three months ended March 31, 2023, rental revenue increased $684.3 million as compared to the three months ended March 31, 2022. The increase can primarily be attributed to a $84.8 million increase in same property revenues and a $599.7 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to March 31, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended March 31, 2023, hospitality revenue increased $54.0 million as compared to the three months ended March 31, 2022. The increase can primarily be attributed to a $38.8 million increase in same property revenues and a $15.2 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to March 31, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.

Other Revenue
During the three months ended March 31, 2023, other revenue increased $30.6 million as compared to the three months ended March 31, 2022. The increase can primarily be attributed to a $4.5 million increase in same property revenues and a $26.1 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to March 31, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Rental Property Operating Expenses
During the three months ended March 31, 2023, rental property operating expenses increased $325.2 million as compared to the three months ended March 31, 2022. The increase can primarily be attributed to a $32.4 million increase in same property operating expenses and a $292.8 million increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2022 to March 31, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended March 31, 2023, hospitality operating expenses increased $30.4 million as compared to the three months ended March 31, 2022. The increase can primarily be attributed to a $20.2 million increase in same property operating expenses and a $10.2 million increase in non-same property expenses due to the real estate acquisitions we made from January 1, 2022 to March 31, 2023. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the three months ended March 31, 2023, the management fee increased $32.0 million compared to the three months ended March 31, 2022. The increase was primarily due to the $6.4 billion increase in our NAV from March 31, 2022 to March 31, 2023.
Performance Participation Allocation
During the three months ended March 31, 2023, we did not accrue any performance participation allocation as a result of a lower total return for the three months ended March 31, 2023. During the three months ended March 31, 2022, we accrued $411.6 million of performance participation allocation.
Impairment of Investments in Real Estate
During the three months ended March 31, 2023, we recognized impairments of $12.5 million on certain held-for-sale properties for which the carrying amount of such properties exceeded their fair value, less estimated closing costs. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the three months ended March 31, 2023, depreciation and amortization increased $84.3 million compared to the three months ended March 31, 2022. The increase was primarily driven by the impact of acquisitions we made from January 1, 2022 through March 31, 2023, partially offset by (i) the impact of disposition activity as well as (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the three months ended March 31, 2023, gain from unconsolidated entities increased $260.4 million compared to the three months ended March 31, 2022. The increase was primarily attributable to a gain of $430.4 million from the sale of MGM Grand & Mandalay Bay. This was partially offset by a decrease in the fair value of unconsolidated entities of $143.6 million.
Income (Loss) from Investments in Real Estate Debt
During the three months ended March 31, 2023, income from our investments in real estate debt increased $171.8 million compared to the three months ended March 31, 2022. The increase was primarily driven by an increase of $187.7 million in net unrealized gains on investments in real estate debt and an increase of $99.9 million in interest income due to an increased portfolio size of our investments in real estate debt and an increase in floating rates. This was partially offset by an increase of $109.4 million of net unrealized losses on interest rate swaps and other hedges related to our investments in real estate debt.

Change in Net Assets of Consolidated Securitization Vehicles

During the three months ended March 31, 2023, the change in net assets of consolidated securitization vehicles increased $44.9 million compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $30.1 million in unrealized gains and an increase in $14.8 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the three months ended March 31, 2023, (loss) income from interest rate derivatives increased $1.3 billion compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company had unrealized loss on derivatives of $0.6 billion. For the three months ended March 31, 2022, the Company had unrealized gain of $0.6 billion.
Net Gain on Dispositions of Real Estate
During the three months ended March 31, 2023, net gain on dispositions of real estate decreased $84.3 million compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, we recorded $121.0 million of net gains from the disposition of 42 rental housing properties, 185 single family rental homes, five hospitality properties, four industrial properties, and one retail property. During the three months ended March 31, 2022, we recorded $205.3 million of net gain from the dispositions of seven rental housing properties, 123 single family rental homes, and nine industrial properties.
Interest Expense
During the three months ended March 31, 2023, interest expense increased $453.8 million compared to the three months ended March 31, 2022. The increase was primarily due to the growth in our real estate portfolio and investments in real estate debt and the related financing of such investments, as well as an increase in floating rates.
Other Expense
During the three months ended March 31, 2023, other expense decreased $75.6 million compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $121.7 million of net unrealized/realized losses on our investments in equity securities. This was partially offset by a decrease of $22.7 million of dividend income and increases of $10.1 million of forfeited investment deposits and $13.3 million of other miscellaneous expenses.

Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) lease termination fees, (vi) property expenses not core to the operations of such properties, and (vii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income from interest rate derivatives, (h) net gain (loss) on dispositions of real estate, (i) interest expense, (j) gain (loss) on extinguishment of debt, (k) other income (expense), and (l) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties are not included in same property results until the properties have achieved stabilization for both full periods presented. We define stabilization for the property as the earlier of (i) achieving 90% occupancy or (ii) 12 months after receiving a certificate of occupancy. Properties held-for-sale, properties that are being redeveloped, and interests in unconsolidated entities under contract for sale with hard deposit or other factors ensuring the buyer’s performance are excluded from same property results and are considered non-same property. We do not consider our investments in the real estate debt segment or equity securities to be same property.

Same property NOI assists in eliminating disparities in net income due to the acquisition, disposition, development, or redevelopment of properties during the periods presented, and therefore we believe it provides a meaningful performance measure for the comparison of the operating performance of our properties, which we believe is useful to investors. Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than our GAAP net income (loss).
For the three months ended March 31, 2023 and March 31, 2022, our same property portfolio consisted of 893 rental housing, 1,535 industrial, one net lease, 16 data center, 59 hotel, 171 self storage, 32 retail, and six office properties.

The following table reconciles GAAP net loss to same property NOI for the three months ended March 31, 2023 and March 31, 2022 ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$
Net income (loss)	$(692,461)	$(96,579)	$(595,882)
Adjustments to reconcile to same property NOI
Impairment of investments in real estate	12,499	—	12,499
Depreciation and amortization	999,385	915,051	84,334
Straight-line rental income and expense	(44,435)	(28,350)	(16,085)
Amortization of above- and below-market lease intangibles	(15,569)	(14,409)	(1,160)
Lease termination fees	(1,601)	(1,160)	(441)
Non-core property expenses	160,701	63,834	96,867
General and administrative	17,176	13,106	4,070
Management fee	221,138	189,150	31,988
Performance participation allocation	—	411,569	(411,569)
Incentive compensation awards(1)	6,492	9,604	(3,112)
(Income) loss from investments in real estate debt	(153,471)	18,370	(171,841)
Change in net assets of consolidated securitization vehicles	(29,254)	15,674	(44,928)
Loss (income) from interest rate derivatives	620,250	(675,790)	1,296,040
Net gain on dispositions of real estate	(121,003)	(205,262)	84,259
Interest expense	800,009	346,259	453,750
Loss (gain) on extinguishment of debt	5,258	(1,395)	6,653
Other expense	27,060	102,687	(75,627)
Income from unconsolidated entities	(444,658)	(184,225)	(260,433)
NOI attributable to non-controlling interests in third party joint ventures	(86,325)	(10,770)	(75,555)
NOI from unconsolidated entities	193,891	142,284	51,607
NOI attributable to BREIT stockholders	1,475,082	1,009,648	465,434
Less: Non-same property NOI attributable to BREIT stockholders	509,390	121,428	387,962
Same property NOI attributable to BREIT stockholders	$965,692	$888,220	$77,472
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended March 31, 2023 and March 31, 2022 ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$1,257,279	$1,172,499	$84,780	7%
Hospitality revenue	179,078	140,321	38,757	28%
Other revenue	48,702	44,200	4,502	10%
Total revenues	1,485,059	1,357,020	128,039	9%

Rental property operating	464,395	431,952	32,443	8%
Hospitality operating	115,861	95,690	20,171	21%
Total expenses	580,256	527,642	52,614	10%

Same property NOI attributable to non-controlling interests in third party joint ventures	(12,012)	(11,005)	(1,007)	9%
Consolidated same property NOI attributable to BREIT stockholders	892,791	818,373	74,418	9%
Same property NOI from unconsolidated entities	72,901	69,847	3,054	4%
Same property NOI attributable to BREIT stockholders	$965,692	$888,220	$77,472	9%

Same Property – Rental Revenue
Same property rental revenue increased $84.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due to a $72.9 million increase in base rental revenue and a $12.9 million increase in tenant reimbursement income. This was partially offset by a $1.0 million increase in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			March 31, 2023 vs. March 31, 2022
	Three Months Ended March 31,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$759,873	$707,229	$52,644	(1)%	+8%
Industrial	245,562	229,988	15,574	(1)%	+7%
Net Lease	64,999	63,725	1,274	—%	+2%
Self Storage	44,932	42,373	2,559	(1)%	+7%
Retail	23,908	23,486	422	—%	+2%
Data Centers	6,622	6,481	141	—%	+2%
Office	10,667	10,392	275	+1%	+2%
Total base rental revenue	$1,156,563	$1,083,674	$72,889
Same Property – Hospitality Revenue
Same property hospitality revenue increased $38.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. ADR for the hotels in our same property portfolio increased from $186 to $202, while occupancy increased 14% and RevPAR increased from $118 to $146 during the three months ended March 31, 2023 compared to three months ended March 31, 2022.
Same Property – Other Revenue
Same property other revenue increased $4.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the three months ended March 31, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $32.4 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in rental property operating expenses for the three months ended March 31, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $20.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended March 31, 2023.
Non-same Property NOI
Due to our substantial fundraising in 2022 and deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to BREIT stockholders	$(601,055)	$(51,668)
Adjustments to arrive at FFO:
Depreciation and amortization	1,082,096	1,023,981
Impairment of investments in real estate	12,499	—
Net gain on dispositions of real estate	(555,617)	(201,150)
Net loss on change in control	593	—
Amount attributable to non-controlling interests for above adjustments	(110,126)	(63,185)
FFO attributable to BREIT stockholders	(171,610)	707,978
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(52,274)	(46,684)
Amortization of above and below-market lease intangibles	(11,760)	(14,940)
Amortization of mortgage premium/discount	8,119	(1,423)
Organization costs	731	—
Changes in fair value of financial instruments(1)	602,579	(380,495)
Net forfeited investment deposits	10,140	—
Amortization of restricted stock awards	6,434	181
Performance participation allocation	—	411,569
Severance costs	4,131	—
Incentive compensation awards	9,231	9,604
Amortization of deferred financing costs	63,022	30,522
Loss (gain) on extinguishment of debt	5,258	(1,395)
Amount attributable to non-controlling interests for above adjustments	(15,328)	(3,668)
AFFO attributable to BREIT stockholders	458,673	711,249
Adjustments to arrive at FAD:
Management fee	221,138	189,150
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(123,863)	(75,362)
Stockholder servicing fees	(53,903)	(46,955)
Realized losses (gains) on financial instruments(1)	22,133	(240,225)
Amount attributable to non-controlling interests for above adjustments	(4,990)	2,142
FAD attributable to BREIT stockholders	$519,188	$539,999

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

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors.Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D and Class C common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2023 ($ and shares/units in thousands):

Components of NAV	March 31, 2023
Investments in real estate	$117,286,490
Investments in real estate debt	9,553,916
Investments in unconsolidated entities	10,335,384
Cash and cash equivalents	2,368,204
Restricted cash	820,302
Other assets	4,892,943
Mortgage notes, term loans, and revolving credit facilities, net	(62,056,213)
Secured financings of investments in real estate debt	(4,876,746)
Subscriptions received in advance	(137,687)
Other liabilities	(3,079,500)
Accrued performance participation allocation	—
Management fee payable	(72,922)
Accrued stockholder servicing fees(1)	(17,958)
Non-controlling interests in joint ventures	(5,274,685)
Net Asset Value	$69,741,528
Number of outstanding shares/units	4,786,978

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of March 31, 2023, the Company has accrued under GAAP $1.2 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$23,067,885	$41,240,915	$1,012,786	$2,379,761	$15,982	$2,024,199	$69,741,528
Number of outstanding shares/units	1,582,436	2,827,354	70,538	166,792	1,085	138,773	4,786,978
NAV Per Share/Unit as of March 31, 2023	$14.5775	$14.5864	$14.3580	$14.2679	$14.7328	$14.5864
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2023:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.0%	5.6%
Industrial	7.0%	5.7%
Net Lease	7.1%	5.7%
Hospitality	9.7%	9.1%
Data Centers	7.4%	6.2%
Self Storage	7.1%	5.7%
Office	6.8%	5.4%
Retail	7.2%	6.1%
These assumptions are determined by the Adviser, and reviewed by our independent valuation advisor. In addition, the valuations for our two largest sectors (rental housing and industrial) assume high single-digit net operating income growth in 2023 given our below market rents and short duration leases. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.3%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(1.0)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.4%	+2.7%	+1.4%	+1.5%	+2.8%	+3.5%	+2.7%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.4)%	(1.3)%	(1.4)%	(2.5)%	(3.2)%	(2.5)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2023
Stockholders’ equity	$45,732,704
Non-controlling interests attributable to BREIT OP	1,664,876
Redeemable non-controlling interest	350
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	47,397,930
Adjustments:
Accrued stockholder servicing fees	1,172,126
Accrued affiliate incentive compensation awards	(3,581)
Accumulated depreciation and amortization under GAAP	9,348,881
Unrealized net real estate and real estate debt appreciation	11,826,172
NAV	$69,741,528
The following details the adjustments to reconcile GAAP stockholders’ equity and total partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to our condensed consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction of NAV on a monthly basis when such fees are paid.
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
–Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and repurchase agreements (collectively, “Debt”) are presented at their amortized cost basis in our condensed consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.1663 per share for the three months ended March 31, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2023:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
January 31, 2023	$0.0451	$0.0558	$0.0453	$0.0527	$—
February 28, 2023	0.0451	0.0548	0.0452	0.0520	—
March 31, 2023	0.0451	0.0557	0.0453	0.0527	—
Total	$0.1353	$0.1663	$0.1358	$0.1574	$—
The following tables summarize our distributions declared during the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$382,636	53%	$296,137	48%
Reinvested in shares	336,809	47%	321,340	52%
Total distributions	$719,445	100%	$617,477	100%
Sources of Distributions
Cash flows from operating activities(1)	$719,445	100%	$617,477	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$719,445	100%	$617,477	100%

Cash flows from operating activities	$565,847		$622,823
Funds from Operations(2)	$(171,610)		$707,978
Adjusted Funds from Operations(2)	$458,673		$711,249
Funds Available for Distribution(2)	$519,188		$539,999

(1)During the three months ended March 31, 2023, we received cash flows from operating activities in the amount of $565.8 million. Our inception to date cash flows from operating activities funded 100% of our distributions.
(2)See “Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $10.4 billion of liquidity as of May 11, 2023. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $9.4 billion as well as unrestricted cash and cash equivalents of $1.0 billion. We also generate incremental liquidity through our operating cash flows, which were $0.6 billion for the three months ended March 31, 2023. In addition, we remain moderately leveraged (45% as of March 31, 2023) and can generate additional liquidity through additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $9.6 billion as of March 31, 2023. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $72.4 billion as of May 11, 2023.

Capital Resources
As of March 31, 2023, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of March 31, 2023 ($ in thousands):

	March 31, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2023	December 31, 2022
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.7%	1/22/2029	N/A	$25,022,235	$25,152,361
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.4%	2/18/2027	N/A	34,074,275	34,141,570
Variable rate secured revolving credit facilities(4)	—%	—	$4,195,100	—	2,608,778
Variable rate warehouse facilities(5)	+1.9%	9/26/2025	$4,420,893	3,663,431	3,728,340
Total variable rate loans	+2.3%	12/30/2026		37,737,706	40,478,688
Total loans secured by our properties	5.8%	10/26/2027		62,759,941	65,631,049

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.3%	3/6/2024	N/A	4,876,746	4,966,685

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	+2.5%	1/24/2024	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	1,126,923

Total indebtedness				$68,763,610	$71,724,657

(1)“+” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, one-month CDOR, EURIBOR, and SONIA as applicable to each loan or secured financing. As of March 31, 2023, we had outstanding interest rate swaps with an aggregate notional balance of $32.2 billion and interest rate caps with an aggregate notional balance of $15.3 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $357.3 million and $364.5 million of loans related to investments in affordable housing properties as of March 31, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(5)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The table above excludes consolidated senior CMBS positions owned by third-parties, which are reflected in our condensed consolidated GAAP balance sheets, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

The following table is a summary of the impact of derivatives on our weighted average interest rate as of March 31, 2023:

March 31, 2023
Weighted average interest rate of loans secured by our properties	5.8%
Impact of interest rate swaps, caps and other derivatives	(1.5)%
Net weighted average interest rate of loans secured by our properties	4.3%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).
As of May 12, 2023, we have received net proceeds of $11.7 billion from selling an aggregate of 790.3 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 291.4 million Class S shares, 366.0 million Class I shares, 16.3 million Class T shares, and 116.6 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In the first quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in January 2023, February 2023 and March 2023. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$565,847	$622,823
Cash flows provided by (used in) investing activities	1,778,970	(2,979,802)
Cash flows (used in) provided by financing activities	(1,410,742)	5,544,561
Net increase in cash and cash equivalents and restricted cash	$934,075	$3,187,582
Cash flows provided by operating activities decreased $57.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows from investing activities increased $4.8 billion during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a net decrease of $2.0 billion in acquisitions of real estate, an increase of $1.2 billion in return of capital from unconsolidated entities, a net decrease of $1.2 billion related to investments in real estate debt securities, an decrease of $0.4 billion in investment in unconsolidated entities and an increase of $0.2 billion in proceeds from disposition of real estate. This was partially offset by a net decrease of $0.4 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles.

Cash flows from financing activities decreased $7.0 billion during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a net increase of $2.7 billion in repayments, an increase of $1.9 billion in repurchases of common stock, a decrease of $1.7 billion in subscriptions received in advance, a decrease of $1.0 billion in proceeds from issuance of common stock and an increase of $0.1 billion in distributions. This was partially offset by a net decrease of $0.4 billion in repayments of senior obligations of consolidated securitization vehicles.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on March 17, 2023.
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2023 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$83,646,375	$8,330,926	$21,789,327	$38,693,670	$14,832,452
Ground leases	3,377,842	41,059	83,564	85,501	3,167,718
Total	$87,024,217	$8,371,985	$21,872,891	$38,779,171	$18,000,170

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at March 31, 2023. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of March 31, 2023, the outstanding principal balance of our variable rate indebtedness was $43.7 billion and consisted of mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to one-month U.S. Dollar denominated LIBOR, three-month Euro denominated LIBOR, one-month CAD denominated LIBOR, three-month CAD denominated LIBOR, 30-day SOFR, or SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $32.2 billion and interest rate caps with an aggregate notional balance of $15.3 billion as of March 31, 2023 to hedge the risk of increasing interest rates. For the three months ended March 31, 2023, a 10% increase in each of the Reference Rates would have resulted in increased interest expense of $0.8 million, net of the impact of our interest rate swaps and caps.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of March 31, 2023, the one-month SOFR was 4.8% and one-month USD LIBOR was 4.9%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.

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

Investments in Real Estate Debt
As of March 31, 2023, we held $9.6 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $11.3 million for the three months ended March 31, 2023, net of the impact of our interest rate swaps.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $1.0 billion.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and under the heading “Risk Factors” in our prospectus dated April 18, 2023, as supplemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser's election. For the three months ended March 31, 2023, the Adviser elected to receive its management fee in Class I shares, and we issued 10.0 million unregistered Class I shares to the Adviser in satisfaction of the management fee for January and February 2023. Additionally, we issued 5.0 million unregistered Class I shares to the Adviser in April 2023 in satisfaction of the March 2023 management fee.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended March 31, 2023, we received $0.1 billion from selling 9.6 million unregistered Class I and Class C shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares and Class C shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months. For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the first quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in January 2023, February 2023 and March 2023.

Should repurchase requests, in our board of directors' judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determines that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Further, our board of directors will in certain circumstances, make exceptions to, modify and suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if it deems such action to be in our best interests and the best interests of our stockholders. In the event that our board of directors determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
January 2023	88,867,641	2.0%	$14.80	88,867,641	—
February 2023	92,474,903	2.0%	$14.71	92,474,903	—
March 2023	45,161,904	1.0%	$14.77	45,161,904	—
Total	226,504,448	5.0%	$14.76	226,504,448	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)For the months ended January 31, 2023, February 28, 2023 and March 31, 2023, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limit. In accordance with the Company's share repurchase plan, the Company fulfilled 25% of requested repurchases in January 2023, 35% of requested repurchases in February 2023, and 15% of requested repurchases in March 2023.

The Special Limited Partner continues to hold 24,057 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM  5. OTHER INFORMATION
Articles of Amendment, Articles Supplementary, Fourth Amended and Restated Advisory Agreement and Fourth Amended and Restated Limited Partnership Agreement
On May 12, 2023, the Company filed Articles of Amendment (the “Articles of Amendment”) to its charter with the Maryland State Department of Assessments and Taxation (“SDAT”) to increase (i) the number of shares of capital stock that the Company has authority to issue to 12,100,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 12,000,000,000 and (iii) the number of shares of the Company’s Class D common stock, par value $0.01 per share, that the Company has authority to issue to 1,500,000,000. Immediately following the filing of the Articles of Amendment, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary” and, together with the Articles of Amendment, the “Charter Amendments”) to its charter, pursuant to which the Company classified and designated 500,000,000 authorized but unissued shares of Class F common stock, par value $0.01 per share (“Class F shares”). The Company will not pay the Adviser a management fee with respect to the Class F shares or Class F units (as defined below), and the Operating Partnership will not pay a performance allocation with respect to the Class F units. Except as described in this report, the Charter Amendments did not amend, alter or modify any other terms or provisions of the Company’s charter.

On May 12, 2023, the Company entered into (i) a Fourth Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) among the Company, the Operating Partnership, and the Adviser to make certain updates reflecting the designation of the Class F shares and (ii) a Fourth Amended and Restated Limited Partnership Agreement (the “A&R OP Agreement”) for the Operating Partnership by and among the Company, the Special Limited Partner and the limited partners party thereto, to make certain updates reflecting the designation of the Class F units of the Operating Partnership (“Class F units”). Pursuant to the A&R Advisory Agreement, the Advisor will continue to manage the Company’s day-to-day operations subject to the supervision of the Board of Directors of the Company. The A&R OP Agreement provides that, so long as the advisory agreement with the Company has not been terminated, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the A&R OP Agreement).

The foregoing description of each of the Articles of Amendment, the Articles Supplementary, the A&R Advisory Agreement and the A&R OP Agreement does not purport to be complete and is qualified in its entirety by reference to the Articles of Amendment, the Articles Supplementary, the A&R Advisory Agreement and the A&R OP Agreement, respectively, copies of which are filed as Exhibits 3.2, 3.3, 10.1 and 10.2, respectively, and incorporated herein by reference.

Share Repurchase Plan and Distribution Reinvestment Plan

Effective May 12, 2023, the Board of Directors amended (i) the Company’s share repurchase plan (the “Share Repurchase Plan”) and (ii) the Company’s distribution reinvestment plan (the “DRP”), in each case, to make certain updates reflecting the designation of the Class F shares. The foregoing description of each of the Share Repurchase Plan and the DRP does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan and the DRP, copies of which are included as Exhibits 4.1 and 4.2, respectively, to this report and incorporated herein by reference.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

ITEM 6. EXHIBITS

3.1*	Certificate of Correction of Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 11, 2023

3.2*	Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023

3.3*	Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023

4.1*	Share Repurchase Plan

4.2*	Distribution Reinvestment Plan

10.1*	Fourth Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership L.P. and BX REIT Advisors L.L.C.

10.2*
Fourth Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time, dated May 12, 2023

10.3
Uncommitted Unsecured Line of Credit, dated January 20, 2023, between Blackstone Real Estate Income Trust, Inc., as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed on March 17, 2023 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 12, 2023	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 12, 2023	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)