Form 10-Q
period 2023-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2023-08-11
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2023, the issuer had the following shares outstanding: 1,549,455,576 shares of Class S common stock, 2,592,886,614 shares of Class I common stock, 65,689,377 shares of Class T common stock, 162,079,325 shares of Class D common stock, 2,035,492 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$94,964,245	$98,149,492
Investments in unconsolidated entities (includes $4,564,515 and $4,947,251 at fair value as of June 30, 2023 and December 31, 2022, respectively)	8,123,293	9,369,402
Investments in real estate debt	7,574,239	8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	16,968,906	17,030,387
Cash and cash equivalents	1,866,185	1,281,292
Restricted cash	789,952	973,200
Other assets	7,759,804	7,881,948
Total assets	$138,046,624	$142,687,424

Liabilities and Equity
Mortgage notes, secured term loans, and secured revolving credit facilities, net	$61,627,431	$64,962,703
Secured financings of investments in real estate debt	4,741,658	4,966,685
Senior obligations of consolidated securitization vehicles, at fair value	15,293,379	15,288,598
Unsecured revolving credit facilities and term loans	1,126,923	1,126,923
Due to affiliates	1,182,918	1,676,308
Other liabilities	4,410,301	3,912,033
Total liabilities	88,382,610	91,933,250

Commitments and contingencies	—	—
Redeemable non-controlling interests	227,722	553,423

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,557,725 and 1,597,414 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15,577	15,974
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,701,636 and 2,394,737 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	27,017	23,947
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 66,486 and 72,599 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	665	726
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 163,774 and 421,428 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,638	4,214
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,035 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	—
Additional paid-in capital	53,737,893	53,212,494
Accumulated other comprehensive income	429,613	393,928
Accumulated deficit and cumulative distributions	(10,461,657)	(9,196,019)
Total stockholders’ equity	43,750,766	44,455,264
Non-controlling interests attributable to third party joint ventures	4,167,173	4,278,895
Non-controlling interests attributable to BREIT OP unitholders	1,518,353	1,466,592
Total equity	49,436,292	50,200,751
Total liabilities and equity	$138,046,624	$142,687,424
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$1,944,641	$1,449,093	$3,932,706	$2,752,813
Hospitality revenue	217,744	197,652	418,965	344,897
Other revenue	110,670	76,256	209,324	144,356
Total revenues	2,273,055	1,723,001	4,560,995	3,242,066

Expenses
Rental property operating	897,010	649,599	1,789,199	1,216,586
Hospitality operating	147,589	135,812	281,412	239,275
General and administrative	17,122	11,753	34,298	24,859
Management fee	213,365	212,628	434,503	401,778
Performance participation allocation	—	211,597	—	623,166
Impairment of investments in real estate	105,216	—	117,715	—
Depreciation and amortization	987,636	958,349	1,987,021	1,873,400
Total expenses	2,367,938	2,179,738	4,644,148	4,379,064

Other income (expense)
Income (loss) from unconsolidated entities	89,966	(59,714)	534,624	124,511
Income (loss) from investments in real estate debt	251,278	(141,381)	404,749	(159,750)
Change in net assets of consolidated securitization vehicles	62,685	(43,934)	91,939	(59,609)
Income (loss) from interest rate derivatives	536,236	632,846	(84,014)	1,308,636
Net gain on dispositions of real estate	668,824	217,152	789,827	422,414
Interest expense	(813,391)	(434,529)	(1,613,400)	(780,788)
Loss on extinguishment of debt	(3,283)	(8,794)	(8,541)	(7,399)
Other income (expense)	11,518	(322,817)	(15,542)	(425,504)
Total other income (expense)	803,833	(161,171)	99,642	422,511
Net income (loss)	$708,950	$(617,908)	$16,489	$(714,487)
Net loss attributable to non-controlling interests in third party joint ventures	$69,255	$37,284	$143,613	$81,539
Net (income) loss attributable to non-controlling interests in BREIT OP unit holders	(23,271)	11,614	(6,223)	12,270
Net income (loss) attributable to BREIT stockholders	$754,934	$(569,010)	$153,879	$(620,678)
Net income (loss) per share of common stock — basic and diluted	$0.17	$(0.13)	$0.03	$(0.15)
Weighted-average shares of common stock outstanding, basic and diluted	4,529,016	4,383,507	4,595,291	4,193,353

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$708,950	$(617,908)	$16,489	$(714,487)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	15,123	(34,417)	25,588	(41,009)
Unrealized gain on derivatives	172,012	—	20,757	—
Unrealized gain (loss) on derivatives from unconsolidated entities	55,020	42,882	(2,211)	26,882
Other comprehensive income (loss)	242,155	8,465	44,134	(14,127)
Comprehensive income (loss)	951,105	(609,443)	60,623	(728,614)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	30,734	37,284	136,955	81,539
Comprehensive (income) loss attributable to non-controlling interests in BREIT OP unit holders	(28,943)	11,614	(8,014)	12,270
Comprehensive income (loss) attributable to BREIT stockholders	$952,896	$(560,545)	$189,564	$(634,805)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2023	$15,824	$28,274	$705	$1,668	$11	$55,971,090	$231,651	$(10,516,519)	$45,732,704	$4,209,810	$1,664,876	$51,607,390
Common stock issued (transferred)	89	280	(22)	35	9	667,177	—	—	667,568	—	—	667,568
Reduction in accrual for offering costs, net	—	—	—	—	—	33,780	—	—	33,780	—	—	33,780
Distribution reinvestment	77	138	4	8	—	330,588	—	—	330,815	—	—	330,815
Common stock/units repurchased	(413)	(1,739)	(22)	(73)	—	(3,270,486)	—	—	(3,272,733)	—	(166,449)	(3,439,182)
Amortization of compensation awards	—	64	—	—	—	6,354	—	—	6,418	—	2,808	9,226
Net income ($1,199 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	754,934	754,934	(68,060)	23,275	710,149
Other comprehensive income ($68 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	197,962	—	197,962	38,453	5,672	242,087
Distributions declared on common stock ($0.1664 gross per share)	—	—	—	—	—	—	—	(700,072)	(700,072)	—	—	(700,072)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	38,920	9,987	48,907
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(7,949)	—	—	(7,949)	(51,950)	(21,816)	(81,715)
Allocation to redeemable non-controlling interests	—	—	—	—	—	7,339	—	—	7,339	—	—	7,339
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2022	$14,264	$23,493	$651	$3,399	$48,981,309	$(32,161)	$(6,300,159)	$42,690,796	$1,680,507	$1,138,775	$45,510,078
Common stock issued	1,275	2,342	76	512	6,316,608	—	—	6,320,813	—	—	6,320,813
Offering costs	—	—	—	—	(221,460)	—	—	(221,460)	—	—	(221,460)
Distribution reinvestment	80	129	4	21	347,881	—	—	348,115	—	—	348,115
Common stock/units repurchased	(181)	(1,698)	(9)	(38)	(2,870,981)	—	—	(2,872,907)	—	(9,544)	(2,882,451)
Amortization of compensation awards	—	56	—	—	5,527	—	—	5,583	—	5,134	10,717
Net loss ($3,326 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(569,010)	(569,010)	(32,986)	(12,586)	(614,582)
Other comprehensive income	—	—	—	—	—	8,465	—	8,465	—	—	8,465
Distributions declared on common stock ($0.1671 gross per share)	—	—	—	—	—	—	(679,291)	(679,291)	—	—	(679,291)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	224,367	282,302	506,669
Distributions to and redemptions of non-controlling interests	—	—	—	—	71,777	—	—	71,777	(106,900)	(19,685)	(54,808)
Allocation to redeemable non-controlling interests	—	—	—	—	(10,640)	—	—	(10,640)	—	—	(10,640)
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	202	6,193	(29)	(2,415)	20	6,101,809	—	—	6,105,780	—	—	6,105,780
Reduction in accrual for offering costs, net	—	—	—	—	—	370,193	—	—	370,193	—	—	370,193
Distribution reinvestment	156	266	8	30	—	675,005	—	—	675,465	—	—	675,465
Common stock/units repurchased	(755)	(3,526)	(40)	(191)	—	(6,611,140)	—	—	(6,615,652)	—	(212,433)	(6,828,085)
Amortization of compensation awards	—	137	—	—	—	13,579	—	—	13,716	—	4,922	18,638
Net income ($763 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	153,879	153,879	(141,156)	4,529	17,252
Other comprehensive income ($303 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	35,685	—	35,685	6,580	1,566	43,831
Distributions declared on common stock ($0.3327 gross per share)	—	—	—	—	—	—	—	(1,419,517)	(1,419,517)	—	—	(1,419,517)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	128,852	297,336	426,188
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(2,415)	—	—	(2,415)	(105,998)	(44,159)	(152,572)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(21,632)	—	—	(21,632)	—	—	(21,632)
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	2,974	5,620	154	991	14,317,350	—	—	14,327,089	—	—	14,327,089
Offering costs	—	—	—	—	(506,758)	—	—	(506,758)	—	—	(506,758)
Distribution reinvestment	154	245	8	39	654,969	—	—	655,415	—	—	655,415
Common stock/units repurchased	(233)	(2,504)	(13)	(47)	(4,125,543)	—	—	(4,128,340)	—	(17,716)	(4,146,056)
Amortization of compensation awards	—	96	—	—	9,504	—	—	9,600	—	10,085	19,685
Net loss ($4,522 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(620,678)	(620,678)	(72,933)	(16,354)	(709,965)
Other comprehensive loss	—	—	—	—	—	(14,127)	—	(14,127)	—	—	(14,127)
Distributions declared on common stock ($0.3333 gross per share)	—	—	—	—	—	—	(1,296,768)	(1,296,768)	—	—	(1,296,768)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	225,202	802,463	1,027,665
Distributions to and redemptions of non-controlling interests	—	—	—	—	67,748	—	—	67,748	(131,537)	(34,349)	(98,138)
Allocation to redeemable non-controlling interests	—	—	—	—	(46,343)	—	—	(46,343)	—	—	(46,343)
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$16,489	$(714,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	434,503	401,778
Performance participation allocation	—	623,166
Impairment of investments in real estate	117,715	—
Depreciation and amortization	1,987,021	1,873,400
Net gain on dispositions of real estate	(789,827)	(422,414)
Loss on extinguishment of debt	8,541	7,399
Unrealized loss (gain) on fair value of financial instruments	23,711	(11,723)
Realized gain on sale of real estate-related equity securities	—	(345,615)
Income from unconsolidated entities	(534,624)	(124,511)
Distributions of earnings from unconsolidated entities	157,088	116,584
Other items	140,298	(35,826)
Change in assets and liabilities:
Increase in other assets	(73,289)	(203,382)
(Decrease) increase in due to affiliates	(2,464)	6,102
Increase in other liabilities	20,888	179,825
Net cash provided by operating activities	1,506,050	1,350,296
Cash flows from investing activities:
Acquisitions of real estate	(36,667)	(16,170,481)
Capital improvements to real estate	(698,398)	(437,775)
Proceeds from disposition of real estate	2,872,916	1,236,089
Refunds of pre-acquisition costs/deposits	13,230	41,376
Investment in unconsolidated entities	(270,045)	(2,835,351)
Dispositions of and return of capital from unconsolidated entities	1,811,738	18,056
Proceeds from consolidation of previously unconsolidated entities	20,863	—
Purchase of investments in real estate debt	(122,827)	(4,235,040)
Proceeds from sale/repayment of investments in real estate debt	607,718	1,617,660
Purchase of real estate-related equity securities	(376)	(1,195,329)
Proceeds from sale of real estate-related equity securities	—	3,163,322
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	113,417	1,053,400
(Payments on) proceeds from settlement of derivative contracts	(4,473)	73,309
Collateral released (posted) under derivative contracts	10,295	(16,111)
Net cash provided by (used in) investing activities	4,317,391	(17,686,875)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,394,423	12,064,697
Offering costs paid	(118,884)	(144,572)
Subscriptions received in advance	107,215	1,006,346
Repurchase of common stock	(6,139,742)	(2,942,412)
Borrowings under mortgage notes, secured term loans, and secured revolving credit facilities	2,369,075	15,726,691
Repayments of mortgage notes, secured term loans, and secured revolving credit facilities	(5,688,534)	(7,723,172)
Borrowings under secured financings of investments in real estate debt	176,678	1,785,858
Repayments of secured financings of investments in real estate debt	(410,331)	(1,056,483)
Payment of deferred financing costs	(44,350)	(179,503)
Contributions from redeemable non-controlling interest	173	—
Distributions to and redemption of redeemable non-controlling interest	(2,637)	(26,639)
Redemption of affiliate service provider incentive compensation awards	(141)	—
Contributions from non-controlling interests	19,220	412,822
Distributions to and redemptions of non-controlling interests	(312,637)	(118,759)
Distributions	(743,629)	(599,378)
Sales of senior obligations of consolidated securitization vehicles	77,528	66,656
Repayments of senior obligations of consolidated securitization vehicles	(105,193)	(993,622)
Net cash (used in) provided by financing activities	(5,421,766)	17,278,530
Net change in cash and cash equivalents and restricted cash	401,675	941,951
Cash, cash equivalents and restricted cash, beginning of year	2,254,492	3,418,581
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(30)	(6,395)
Cash, cash equivalents and restricted cash, end of year	$2,656,137	$4,354,137
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,866,185	$2,294,725
Restricted cash	789,952	2,059,412
Total cash, cash equivalents and restricted cash	$2,656,137	$4,354,137

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$3,698,779
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$1,295	$76,162
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$—	$203,700
Accrued pre-acquisition costs	$—	$15
Accrued capital expenditures and acquisition related costs	$2,287	$25,408
Accrued distributions	$574	$45,808
Change in accrued stockholder servicing fee due to affiliate	$(490,124)	$367,248
Redeemable non-controlling interest issued as settlement of performance participation allocation	$—	$237,924
Issuance of class I shares for payment of management fee	$435,305	$386,477
Exchange of redeemable non-controlling interest for Class I or Class C shares	$65,313	$128,205
Exchange of redeemable non-controlling interest for Class I or Class B units	$278,990	$434,717
Allocation to redeemable non-controlling interest	$21,632	$46,343
Distribution reinvestment	$675,465	$655,415
Accrued common stock repurchases	$654,248	$1,290,632
Receivable for unsettled investments in real estate debt	$4,311	$87,313
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$6,707	$71,777
Consolidation of securitization vehicles	$—	$2,348,079
Increases (Decreases) in assets and liabilities resulting from consolidation of previously unconsolidated entities:
Investments in real estate, net	$335,092	$—
Other assets	$(9,031)	$—
Mortgage notes, net	$(126,208)	$—
Other liabilities	$(22,444)	$—
Non-controlling interests attributable to third party joint ventures	$(109,568)	$—

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of June 30, 2023, the Company had received aggregate net proceeds of $72.8 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of June 30, 2023, the Company owned 5,065 properties and 28,594 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in interest expense of $18.8 million and $58.6 million for the three and six months ended June 30, 2022, respectively, have been reclassified to income from interest rate derivatives to conform to the current period presentation. Additionally, certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in other income (expense) of $0.6 billion and $1.3 billion for the three and six months ended June 30, 2022, respectively, have been reclassified to income from interest rate derivatives to conform to the current period presentation.

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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is also reported within non-controlling interests.
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
As of June 30, 2023, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $51.0 billion and $37.3 billion, respectively, compared to $52.1 billion and $37.8 billion, respectively, as of December 31, 2022. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2023 and December 31, 2022, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
Certain of the Company’s investments in real estate debt, such as mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company generally engages third party service providers to perform valuations for such investments. The service provider will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 5 for additional details on the Company’s investments in real estate debt.
The Company has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the CMBS securitizations it consolidates using the fair value of the financial liabilities, which it considers more observable than the fair value of the financial assets.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). To determine the fair value of an investment in a private real estate company, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics (Level 3 inputs). As of both June 30, 2023 and December 31, 2022, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The resulting unrealized and realized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company recognized $27.1 million and $23.4 million of net unrealized gains, respectively, on its investments in equity securities. During the three and six months ended June 30, 2022, the Company recognized $327.4 million and $452.5 million, respectively, of net unrealized/realized losses on its investments in equity securities.
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology or market comparable methodology, taking into consideration various factors including discount rate, exit capitalization rate and multiples of comparable companies. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows required by the debt agreements and discounting them back to the present value using weighted average cost of capital. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3.

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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$6,150,448	$1,423,791	$7,574,239	$—	$6,460,520	$1,541,183	$8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,968,906	—	16,968,906	—	17,030,387	—	17,030,387
Equity securities(1)	60,157	268,999	224,408	553,564	52,512	253,199	224,408	530,119
Investments in unconsolidated entities	—	—	4,564,515	4,564,515	—	—	4,947,251	4,947,251
Interest rate and foreign currency hedging derivatives(1)	—	2,895,335	—	2,895,335	—	3,033,595	—	3,033,595
Total	$60,157	$26,283,688	$6,212,714	$32,556,559	$52,512	$26,777,701	$6,712,842	$33,543,055

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$15,293,379	$—	$15,293,379	$—	$15,288,598	$—	$15,288,598
Interest rate and foreign currency hedging derivatives(2)	—	32,817	—	32,817	—	50,557	—	50,557
Total	$—	$15,326,196	$—	$15,326,196	$—	$15,339,155	$—	$15,339,155
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Total Assets
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$6,712,842
Purchases and contributions	34,758	—	18,987	53,745
Sales and repayments	(180,240)	—	(546,960)	(727,200)
Distributions received	—	—	(26,733)	(26,733)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	171,970	171,970
Realized income included in income from investments in real estate debt	1,242	—	—	1,242
Unrealized gain included in income from investments in real estate debt	26,848	—	—	26,848
Balance as of June 30, 2023	$1,423,791	$224,408	$4,564,515	$6,212,714

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,423,791	Yield Method	Market Yield	10.4%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Stabilized EBITDA Multiple	18.5x	Increase
Investments in unconsolidated entities	$3,869,169	Discounted cash flow	Discount Rate	6.9%	Decrease
			Exit Capitalization Rate	5.1%	Decrease
			Weighted Average Cost of Capital	8.9%	Decrease
	$695,346	Discounted cash flow	Discount Rate	11.0%	Decrease
			Exit Multiple	22.0x	Increase

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,541,183	Yield Method	Market Yield	9.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise Value/ Stabilized EBITDA Multiple	18.5x	Increase
Investments in unconsolidated entities	$4,399,935	Discounted cash flow	Discount Rate	6.8%	Decrease
			Exit Capitalization Rate	4.9%	Decrease
			Weighted Average Cost of Capital	8.3%	Decrease
	$547,316	Market comparable	LTM EBITDA Multiple	10.8x	Increase
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

During both the three and six months ended June 30, 2023, the Company recognized an impairment of $105.2 million related predominantly to one office property and to a lesser extent affordable housing properties. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments in the near term. The fair value of such real estate investments was $211.4 million as of June 30, 2023, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.8% to 9.4%, and the exit capitalization rate (Level 3), which ranged from 5.2% to 11.9%.
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
Valuation of liabilities not measured at fair value
As of both June 30, 2023 and December 31, 2022, the fair value of the Company’s mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.4 billion below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), April Housing, and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA, April Housing and ACC ($ in thousands):

	December 31, 2022	For the Six Months Ended June 30, 2023			June 30, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$2,042	$—	$—	$(519)	$1,523	1.5 years
2022	20,811	(1,166)	—	(4,231)	15,414	2.3 years
2023	—	—	16,915	(2,259)	14,656	3.0 years
Total	$22,853	$(1,166)	$16,915	$(7,009)	$31,593
Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, “IBORs,” to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. During the three months ended June 30, 2023, the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$80,346,691	$81,914,789
Land and land improvements	18,308,060	18,635,672
Furniture, fixtures and equipment	2,292,247	2,301,683
Right of use asset - operating leases(1)	1,098,923	1,090,782
Right of use asset - financing leases(1)	72,862	72,872
Total	102,118,783	104,015,798
Accumulated depreciation and amortization	(7,154,538)	(5,866,306)
Investments in real estate, net	$94,964,245	$98,149,492
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the six months ended June 30, 2023, the Company acquired 98 wholly-owned single family rental homes as well as a rental housing land parcel for a total purchase price of $36.6 million. The Company allocated $25.9 million to building and building improvements and $10.7 million to land and land improvements. During the six months ended June 30, 2023, there were no acquired intangibles.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	31	$766,034	$290,272	73	$1,419,804	$396,060
Hospitality properties	2	817,083	300,151	7	914,637	311,111
Industrial properties	8	424,808	73,958	12	434,025	75,563
Retail properties	3	90,066	4,443	4	104,450	7,093
Total	44	$2,097,991	$668,824	96	$2,872,916	$789,827

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	15	$325,757	$84,335	22	$771,176	$268,366
Industrial properties	26	339,107	132,817	35	464,913	154,048
Total	41	$664,864	$217,152	57	$1,236,089	$422,414
(1)For the three months ended June 30, 2023, net gain includes gains of $678.3 million and losses of $9.5 million. For the six months ended June 30, 2023, net gain includes gains of $833.9 million and losses of $44.1 million. For the three months ended June 30, 2022, net gain includes gains of $226.8 million and losses of $9.6 million. For the six months ended June 30, 2022, net gain includes gains of $443.8 million and losses of $21.4 million.
(2)The number of properties excludes 53 and 238 single family rental homes sold during the three and six months ended June 30, 2023, respectively. The number of properties excludes 162 and 285 single family rental homes sold during the three and six months ended June 30, 2022, respectively.

Properties Held-for-Sale
As of June 30, 2023, 16 properties in the Rental Housing segment and seven properties in the Hospitality segment were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	June 30, 2023
Investments in real estate, net	$662,704
Other assets	7,366
Total assets	$670,070

Liabilities:
Mortgage notes, net	$425,759
Other liabilities	16,100
Total liabilities	$441,859
Impairment
During the six months ended June 30, 2023, the Company recognized the following impairments in the aggregate amount of $117.7 million:
•During the three months ended June 30, 2023, the Company recognized an impairment of $105.2 million related predominantly to one office property and to a lesser extent affordable housing properties. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments in the near term.
•During the three months ended March 31, 2023, the Company recognized an impairment of $12.5 million related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs.
The Company did not recognize any impairment charges during the three or six months ended June 30, 2022.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2023
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	70	35.7%	$1,751,686
Rental Housing investments(2)	Rental Housing	56	51	12.2% - 52.0%	1,152,863
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	245,797
Retail investments	Retail	2	7	50.0%	95,740
Hospitality investment	Hospitality	1	196	30.0%	312,692
Total unconsolidated entities carried at historical cost		63	380		3,558,778
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,123	12.4% - 85.0%	3,370,757
Office investments	Office	1	1	49.0%	498,412
Data Center investments(5)	Data Centers	1	N/A	12.4%	695,346
Total unconsolidated entities carried at fair value		13	2,124		4,564,515
Total		76	2,504		$8,123,293
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,728 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $245.8 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $695.3 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2023	2022
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$(4,949)	$(47,347)
MGM Grand & Mandalay Bay	Net Lease	49.9%	—	25,100
Rental Housing investments	Rental Housing	12.2% - 52.0%	(2,647)	(28,398)
Industrial investments	Industrial	10.1% - 22.4%	(1,637)	(901)
Retail investments	Retail	50.0%	855	330
Hospitality investment	Hospitality	30.0%	1,674	—
Total unconsolidated entities at historical cost			(6,704)	(51,216)
Unconsolidated entities at fair value:
Industrial investments(1)	Industrial	7.9% - 85.0%	90,851	(24,266)
Office investments	Office	49.0%	5,837	15,096
Data Center investments	Data Centers	12.4%	(18)	672
Total unconsolidated entities at fair value			96,670	(8,498)
Total			$89,966	$(59,714)
(1)On May 25, 2023, the Company sold its 7.9% interest in a logistics business to an affiliate of Blackstone for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.

			For the Six Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2023	2022
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	35.7%	$(48,519)	$(85,816)
MGM Grand & Mandalay Bay(1)	Net Lease	49.9%	432,528	50,374
Rental Housing investments	Rental Housing	12.2% - 52.0%	(15,147)	(57,198)
Industrial investments	Industrial	10.1% - 22.4%	(5,935)	(662)
Retail investments	Retail	50.0%	(375)	141
Hospitality investment	Hospitality	30.0%	(714)	—
Total unconsolidated entities carried at historical cost			361,838	(93,161)
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	7.9% - 85.0%	183,444	200,214
Office investments	Office	49.0%	(14,093)	16,786
Data Center investments	Data Centers	12.4%	3,435	672
Total unconsolidated entities carried at fair value			172,786	217,672
Total			$534,624	$124,511
(1)On January 9, 2023, the Company sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of $1.3 billion, resulting in a gain on sale of $430.4 million.
(2)On May 25, 2023, the Company sold its 7.9% interest in a logistics business to an affiliate of Blackstone for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	10/11/2032	$6,158,769	$6,158,172	$5,666,417
RMBS	+4.5%	7/6/2055	382,997	371,707	279,581
Corporate bonds	4.9%	9/18/2031	91,561	102,839	89,971
Total real estate securities	8.4%	10/25/2033	6,633,327	6,632,718	6,035,969
Commercial real estate loans	+5.7%	7/16/2026	1,366,845	1,378,248	1,369,139
Other investments(5)	5.7%	9/21/2029	200,345	174,815	169,131
Total investments in real estate debt	8.6%	5/29/2032	$8,200,517	$8,185,781	$7,574,239

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	12/10/2032	$6,474,823	$6,473,296	$5,943,403
RMBS	+4.4%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	7.0%	11/4/2033	6,995,756	6,992,859	6,341,477
Commercial real estate loans	+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	5.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	7.4%	5/25/2032	$8,694,798	$8,675,567	$8,001,703

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
(2)The symbol “+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities. As of June 30, 2023 and December 31, 2022, the Company had interest rate swaps outstanding with a notional value of $0.9 billion and $1.4 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.6 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2023			December 31, 2022
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,686,522	$2,529,381	34%	$2,681,299	$2,483,592	32%
Rental Housing(2)	2,015,185	1,854,537	25%	2,119,282	1,940,795	24%
Hospitality	1,596,069	1,521,687	20%	1,884,353	1,768,090	22%
Net Lease	974,749	945,642	12%	983,374	947,368	12%
Office	498,462	336,088	4%	552,016	439,938	5%
Other	320,962	305,851	4%	360,903	339,609	4%
Diversified	93,832	81,053	1%	94,340	82,311	1%
Total	$8,185,781	$7,574,239	100%	$8,675,567	$8,001,703	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2023			December 31, 2022
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$91,760	$88,131	1%	$91,809	$86,055	1%
BBB	1,041,745	992,130	13%	1,077,419	1,024,908	13%
BB	1,693,378	1,517,550	20%	1,858,101	1,659,281	21%
B	1,421,025	1,261,327	17%	1,609,017	1,424,940	18%
CCC	78,372	59,639	1%	40,486	33,225	—%
Private commercial real estate loans	1,553,063	1,538,270	20%	1,682,708	1,660,226	21%
Not rated(2)	2,306,438	2,117,192	28%	2,316,027	2,113,068	26%
Total	$8,185,781	$7,574,239	100%	$8,675,567	$8,001,703	100%
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
(2)As of June 30, 2023, not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 64% industrial and 27% rental housing assets, and include interest-only securities with a fair value of $10.4 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$181,279	$169,544	$355,025	$282,817
Unrealized gain (loss)	64,322	(328,144)	67,362	(552,290)
Realized (loss) gain	(16,335)	(90,528)	(17,358)	(88,144)
Total	229,266	(249,128)	405,029	(357,617)
Net realized and unrealized (loss) gain on interest rate swaps and other derivatives	18,158	86,816	(7,286)	170,791
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(2,743)	27,523	(8,626)	38,343
Other gain (loss)	6,597	(6,592)	15,632	(11,267)
Total income (loss) from investments in real estate debt	$251,278	$(141,381)	$404,749	$(159,750)
The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
CMBS	$1,620,242	$1,683,765	$50,691	$(108,148)	$74,588	$(130,775)
Commercial real estate loans	764,745	835,846	33,097	(10,390)	68,183	(11,529)
Total	$2,384,987	$2,519,611	$83,788	$(118,538)	$142,771	$(142,304)
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
As of June 30, 2023 and December 31, 2022, the Company’s investments in real estate debt also included $2.0 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $83.3 million and $121.1 million of income related to such CMBS during the three and six months ended June 30, 2023, respectively. The Company recognized $47.8 million and $76.5 million of losses related to such CMBS during the three and six months ended June 30, 2022, respectively.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	June 30, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,414,024	$16,968,906	6.0%	3/20/2025
Senior obligations of consolidated securitization vehicles	22	15,545,037	15,293,379	5.9%	9/25/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,868,987	$1,675,527	7.6%	4/10/2025

	December 31, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,527,441	$17,030,387	5.1%	3/24/2025
Senior obligations of consolidated securitization vehicles	22	15,565,671	15,288,598	4.9%	10/18/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,961,770	$1,741,789	6.6%	5/6/2025

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

7. Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2023			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages(4)	3.7%	1/19/2029	N/A	$24,451,340	$25,152,361
Variable rate loans:
Variable rate mortgages and secured term loans	+2.4%	2/27/2027	N/A	33,597,507	34,141,570
Variable rate secured revolving credit facilities(5)	+1.6%	8/9/2025	$3,901,900	565,207	2,608,778
Variable rate warehouse facilities(6)	+2.0%	9/27/2025	$4,388,249	3,620,786	3,728,340
Total variable rate loans	+2.3%	12/31/2026		37,783,500	40,478,688
Total loans secured by real estate	6.0%	10/22/2027		62,234,840	65,631,049
(Discount) premium on assumed debt, net				(116,086)	(121,435)
Deferred financing costs, net				(491,323)	(546,911)
Mortgage notes, secured term loans, and secured revolving credit facilities, net				$61,627,431	$64,962,703
(1)“+” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, and one-month CDOR as applicable to each loan. As of June 30, 2023, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.3 billion and interest rate caps with an aggregate notional balance of $15.5 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. The net weighted average interest rate including the impact of derivatives is 4.3%.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $343.4 million and $364.5 million of loans related to investments in affordable housing properties as of June 30, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
(6)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage notes, secured term loans, and secured revolving credit facilities as of June 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$235,168
2024	3,885,772
2025	8,845,826
2026	16,071,333
2027	18,413,105
2028	3,586,371
Thereafter	11,197,265
Total	$62,234,840

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $3.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2023. The Company incurred a net realized loss on extinguishment of debt of $8.8 million and $7.4 million for the three and six months ended June 30, 2022, respectively. Such gains primarily resulted from the acceleration of mortgage premiums and such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2023, the Company was in compliance with all of its loan covenants.
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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	June 30, 2023
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,318,573	$7,051,119	+1.4%	7/22/2024
RMBS	201,843	281,531	+1.2%	5/21/2024
Commercial real estate loans	153,038	235,786	+1.9%	3/22/2024
Corporate bonds	68,204	95,548	+1.2%	5/8/2024
	$4,741,658	$7,663,984	+1.4%

	December 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,482,728	$7,447,672	+1.3%	12/27/2023
Commercial real estate loans	220,694	294,337	+1.1%	11/18/2023
Corporate bonds	163,547	259,224	+1.9%	3/23/2024
RMBS	99,716	137,084	+1.1%	10/5/2023
	$4,966,685	$8,138,317	+1.3%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)“+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each secured financing.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both June 30, 2023 and December 31, 2022, the maximum capacity of the credit facilities was $5.6 billion. There were no outstanding borrowings under its unsecured credit facilities as of June 30, 2023 and December 31, 2022.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2024, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Line of Credit.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both June 30, 2023 and December 31, 2022, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$1,098,054	$1,588,178
Performance participation allocation	—	—
Accrued management fee	70,843	71,644
Accrued affiliate service provider expenses	12,526	14,975
Other	1,495	1,511
Total	$1,182,918	$1,676,308
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

During the three and six months ended June 30, 2023, the Company did not recognize any performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall amount of $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company's Condensed Consolidated Balance Sheets. Beginning January 1, 2023, interest on the Quarterly Shortfall began accruing at a 5% annual rate, compounded quarterly. During the three and six months ended June 30, 2023, the Company accrued interest income of $0.9 million and $1.9 million, respectively, related to such Quarterly Shortfall amount.
As of August 11, 2023, Blackstone and its employees, including the Company’s executive officers, owned $2.1 billion and $1.5 billion, respectively, shares of common stock of the Company and units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. As of June 30, 2023, the Adviser has elected to receive the management fee in shares of the Company’s common stock, resulting in a non-cash expense. During the three and six months ended June 30, 2023, the Company incurred management fees of $213.4 million and $434.5 million, respectively. During the three and six months ended June 30, 2022, the Company incurred management fees of $212.6 million and $401.8 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company issued 24.8 million and 22.3 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $70.8 million and $71.6 million related to the management fees as of June 30, 2023 and December 31, 2022, respectively. During July 2023, the Adviser was issued 4.8 million units as payment for the management fees accrued as of June 30, 2023. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the six months ended June 30, 2023 and 2022.
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

The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Link Industrial Properties LLC	$30,381	$24,753	$2,075	$2,344	$400	$1,206
LivCor, LLC	24,247	21,115	2,247	2,218	3,097	1,623
ShopCore Properties TRS Management LLC	7,622	4,309	146	125	328	1,209
Revantage Corporate Services, LLC	6,475	6,098	57	—	—	—
BRE Hotels and Resorts LLC	4,878	4,897	176	372	—	—
Equity Office Management, LLC	1,028	593	60	74	—	230
Beam Living	614	—	124	—	—	59
Longview Senior Housing Advisors, LLC	609	442	—	—	—	—
Total	$75,854	$62,207	$4,885	$5,133	$3,825	$4,327

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Link Industrial Properties LLC	$61,331	$43,886	$3,704	$4,688	$680	$2,238
LivCor, LLC	50,198	35,093	4,045	4,435	5,422	3,314
ShopCore Properties TRS Management LLC	16,465	6,166	240	250	665	1,213
Revantage Corporate Services, LLC	12,207	10,930	94	—	—	—
BRE Hotels and Resorts LLC	9,123	8,381	263	563	—	—
Equity Office Management, LLC	2,351	1,015	106	149	29	230
Beam Living	1,182	—	138	—	—	59
Longview Senior Housing Advisors, LLC	1,082	870	—	—	—	—
Total	$153,939	$106,341	$8,590	$10,085	$6,796	$7,054
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
The Company issues incentive compensation awards to certain employees of portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. As of June 30, 2023, the Company has determined it is probable that the performance condition will be met for certain awards and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following table details the incentive compensation awards ($ in thousands):

	December 31, 2022	For the Six Months Ended June 30, 2023			June 30, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$23,161	$(1,390)	$—	$(4,922)	$16,849	1.5 years
2022	24,889	(1,609)	—	(4,407)	18,873	2.3 years
2023	—	—	15,560	(1,945)	13,615	3.5 years
	$48,050	$(2,999)	$15,560	$(11,274)	$49,337
Other
As of both June 30, 2023 and December 31, 2022, the Adviser had advanced $1.5 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course.
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
During the six months ended June 30, 2023, the Company paid LNLS $5.1 million for title services related to 34 investments and such costs were either (i) included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three and six months ended June 30, 2023, the Company contributed $3.5 million and $3.3 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $0.1 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies. Included in the $3.3 million for the six months ended June 30, 2023 is a $0.2 million refund of insurance premiums that the Company previously paid to the captive insurance company. The refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual insurance premiums for such dispositions.
During the three and six months ended June 30, 2022, the Company contributed $77.2 million and $81.6 million, respectively, of capital to the captive insurance company. Of these amounts, $1.5 million and $1.6 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of June 30, 2023 and December 31, 2022, the Company had a receivable of $1.3 million and $6.0 million, respectively, from LivCor and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	June 30, 2023	December 31, 2022
Interest rate and foreign currency hedging derivatives	$2,895,335	$3,033,595
Real estate intangibles, net	1,314,677	1,624,212
Receivables, net	797,527	821,309
Held-for-sale assets	670,070	380,267
Straight-line rent receivable	574,184	454,989
Equity securities	553,564	530,119
Single family rental homes risk retention securities	300,718	300,718
Deferred leasing costs, net	132,402	121,230
Prepaid expenses	95,903	146,568
Deferred financing costs, net	91,381	103,049
Due from affiliate(1)	76,013	74,857
Other	258,030	291,035
Total	$7,759,804	$7,881,948
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Stock repurchases payable	$654,248	$151,959
Right of use lease liability - operating leases	643,328	638,830
Accounts payable and accrued expenses	469,239	470,335
Liabilities related to held-for-sale assets	441,859	275,052
Accrued interest expense	408,726	395,459
Real estate taxes payable	375,086	350,757
Intangible liabilities, net	292,405	330,432
Tenant security deposits	240,160	237,891
Distribution payable	238,871	238,297
Prepaid rental income	140,998	188,450
Subscriptions received in advance	107,215	208,632
Right of use lease liability - financing leases	77,646	77,008
Securitized debt obligations, net	60,469	123,628
Interest rate and foreign currency hedging derivatives	32,817	50,557
Other	227,234	174,746
Total	$4,410,301	$3,912,033

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Intangible assets
In-place lease intangibles	$1,811,371	$2,022,087
Indefinite life intangibles	188,182	193,182
Above-market lease intangibles	64,524	71,952
Other intangibles	372,916	371,631
Total intangible assets	2,436,993	2,658,852
Accumulated amortization
In-place lease amortization	(1,033,762)	(971,988)
Above-market lease amortization	(30,547)	(31,419)
Other intangibles amortization	(58,007)	(31,233)
Total accumulated amortization	(1,122,316)	(1,034,640)
Intangible assets, net	$1,314,677	$1,624,212

Intangible liabilities
Below-market lease intangibles	$467,733	$476,186
Total intangible liabilities	467,733	476,186
Accumulated amortization
Below-market lease amortization	(175,328)	(145,754)
Total accumulated amortization	(175,328)	(145,754)
Intangible liabilities, net	$292,405	$330,432
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$126,372	$4,225	$19,906	$(33,464)
2024	169,044	7,514	36,351	(57,984)
2025	128,236	6,289	33,768	(47,979)
2026	97,478	4,867	32,516	(37,878)
2027	70,794	3,393	30,452	(27,119)
2028	53,612	2,418	28,453	(20,531)
Thereafter	132,073	5,271	133,463	(67,450)
	$777,609	$33,977	$314,909	$(292,405)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	June 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	21	$7,332,004	2.6%	LIBOR, SOFR	5.6
Derivatives not designated as hedging instruments
Interest rate caps - property debt	140	15,526,286	4.4%	LIBOR, SOFR	0.6
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	6.8
Interest rate swaps - investments in real estate debt	31	887,565	2.2%	LIBOR, SOFR	5.4
Total		$41,429,451
	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,417,852	2.6%	LIBOR, SOFR	6.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	135	14,147,947	4.1%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.3
Interest rate swaps - investments in real estate debt	61	1,392,960	1.4%	LIBOR, SOFR	4.1
Total		$40,556,507

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2023		December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	9	€ 144,324	14	€160,206
Buy USD / Sell GBP Forward	11	£56,428	12	£132,563
Buy EUR / Sell USD Forward	1	€ 2,000	—	€—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$423,194	$409,260	$—	$—
Total derivatives designated as hedging instruments	423,194	409,260	—	—
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	133,945	183,392	28,630	36,173
Interest rate swaps - property debt	2,277,582	2,310,511	—	—
Interest rate swaps - investments in real estate debt	60,602	130,181	—	—
Foreign currency forward contracts	12	251	4,187	14,384
Total derivatives not designated as hedging instruments	2,472,141	2,624,335	32,817	50,557
Total interest rate and foreign currency hedging derivatives	$2,895,335	$3,033,595	$32,817	$50,557
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $217.4 million and $237.7 million as of June 30, 2023 and December 31, 2022, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended June 30,
			2023	2022
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized gain	(1)	$546,438	$614,075
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(10,202)	18,765
Interest rate swap – investments in real estate debt	Realized gain	(2)	67,370	10,326
Interest rate swap – investments in real estate debt	Unrealized (loss) gain	(2)	(47,662)	21,500
Foreign currency forward contract	Realized (loss) gain	(2)	(1,960)	41,639
Foreign currency forward contract	Unrealized gain	(2)	411	13,351
			554,395	719,656
Included in Other Comprehensive Income
Interest rate swap – property debt	Unrealized gain		172,012	—
Total			$726,407	$719,656

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Six Months Ended June 30,
			2023	2022
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(11,242)	$1,250,065
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(72,772)	64,104
Interest rate swap – investments in real estate debt	Realized gain	(2)	69,405	10,326
Interest rate swap – investments in real estate debt	Unrealized (loss) gain	(2)	(69,573)	81,209
Foreign currency forward contract	Realized (loss) gain	(2)	(17,094)	62,983
Foreign currency forward contract	Unrealized gain	(2)	9,977	16,273
Total			$(91,299)	$1,484,960
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain		20,757	—
Total			$(70,542)	$1,484,960
(1)Included in Income from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income (Loss) from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and six months ended June 30, 2023, net gain of $42.5 million and $75.3 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of June 30, 2023, the Company posted collateral of $24.7 million with two of its counterparties as required under the derivative contracts. As of December 31, 2022, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $47.6 million under the derivative contract.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2023, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2023
	Class S	Class I	Class T	Class D	Class C	Total
March 31, 2023	1,582,436	2,827,354	70,538	166,792	1,085	4,648,205
Common stock issued (converted)(1)	8,913	34,414	(2,261)	3,506	953	45,525
Distribution reinvestment	7,745	13,780	405	788	(3)	22,715
Common stock repurchased	(41,369)	(173,912)	(2,196)	(7,312)	—	(224,789)
June 30, 2023	1,557,725	2,701,636	66,486	163,774	2,035	4,491,656
	Six Months Ended June 30, 2023
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2022	1,597,414	2,394,737	72,599	421,428	—	4,486,178
Common stock issued (converted)(2)	20,213	632,917	(2,913)	(241,563)	2,035	410,689
Distribution reinvestment	15,623	26,623	827	3,009	—	46,082
Common stock repurchased	(75,525)	(352,641)	(4,027)	(19,100)	—	(451,293)
June 30, 2023	1,557,725	2,701,636	66,486	163,774	2,035	4,491,656

(1)Includes conversion of shares from Class T to Class I during the three months ended June 30, 2023.
(2)Includes conversion of shares from Class T and Class D to Class I during the six months ended June 30, 2023.
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
Blackstone contributed $1.0 billion of its current holdings in the Company as part of the strategic venture, which provides a waterfall structure with UC Investments receiving a 11.25% minimum annualized net return on its investment in the Company (supported by a pledge of Blackstone’s contribution) and upside from its investment. In exchange, Blackstone will be entitled to receive an incremental 5% cash promote payment from UC Investments on any returns received in excess of the specified minimum, in addition to the existing management and incentive fees borne by all holders of Class I shares of the Company. The pledge will also extend to any appreciation and dividends received by Blackstone in respect of the contributed $1.0 billion. After January 2028, the parties have the option to request repurchase of their investments ratably over two years (a minimum average 6-year hold) and any such request will be subject to the terms of our share repurchase plan, as defined below, or policy with Respect to Repurchase of Adviser Class I Shares, dated as of March 10, 2021, as applicable.

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
Share and Unit Repurchases
The Company has adopted a Share Repurchase Plan (the “Repurchase Plan”), which is approved and administered by the Company’s board of directors, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. The Repurchase Plan will be limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the event that the Company receives repurchase requests in excess of the 2% or 5% limits, then repurchase requests will be satisfied on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions.
Should repurchase requests, in the board of directors’ judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the board of directors otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under the Repurchase Plan), or none at all. Further, the Company’s board of directors may make exceptions to, modify, or suspend the Company’s Repurchase Plan (including to make exceptions to the repurchase limitations, or repurchase less shares than such repurchase limitations) if it deems such action to be in the Company’s best interest and the best interest of its stockholders. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the Repurchase Plan, as applicable.
For the three months ended June 30, 2023, the Company repurchased 224.8 million shares of common stock and 11.4 million BREIT OP units for a total of $3.4 billion. For the six months ended June 30, 2023, the Company repurchased 451.3 million shares of common stock and 14.5 million BREIT OP units for a total of $6.8 billion. During the months ended April 30, 2023, May 31, 2023, and June 30, 2023, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company’s Repurchase Plan. For the months ended April 30, 2023, May 31, 2023, and June 30, 2023, in accordance with the Repurchase Plan, the Company fulfilled repurchases equal to 2.0%, 2.0% and 1.0% of NAV, or 29%, 30% and 17% of repurchase requests, respectively.
For the three months ended March 31, 2023, the Company repurchased 226.5 million shares of common stock and 3.1 million BREIT OP units for a total of $3.4 billion. During the months ended January 31, 2023, February 28, 2023, and March 31, 2023, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company’s Repurchase Plan. For the months ended January 31, 2023, February 28, 2023, and March 31, 2023, in accordance with the Repurchase Plan, the Company fulfilled repurchases equal to 2.0%, 2.0% and 1.0% of NAV, or 25%, 35% and 15% of repurchase requests, respectively.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2023
	Class S	Class I	Class T	Class D	Class C
Aggregate gross distributions declared per share of common stock	$0.1664	$0.1664	$0.1664	$0.1664	$—
Stockholder servicing fee per share of common stock	(0.0311)	—	(0.0305)	(0.0090)	—
Net distributions declared per share of common stock	$0.1353	$0.1664	$0.1359	$0.1574	$—

	Six Months Ended June 30, 2023
	Class S	Class I	Class T	Class D	Class C
Aggregate gross distributions declared per share of common stock	$0.3327	$0.3327	$0.3327	$0.3327	$—
Stockholder servicing fee per share of common stock	(0.0621)	—	(0.0610)	(0.0179)	—
Net distributions declared per share of common stock	$0.2706	$0.3327	$0.2717	$0.3148	$—

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at the beginning of the year	$344,145	$589,900
Settlement of current year performance participation allocation	—	237,924
Repurchases	—	(26,639)
Conversion to Class I and Class B units	(278,990)	(434,717)
Conversion to Class I and Class C shares	(65,313)	(128,205)
GAAP income allocation	1,919	(1,852)
Distributions	(1,300)	(2,690)
Fair value allocation	(104)	7,125
Ending balance	$357	$240,846
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of June 30, 2023 and December 31, 2022, $227.4 million and $209.3 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $7.3 million and $21.6 million during the three and six months ended June 30, 2023, respectively, and $10.6 million and $46.3 million during the three and six months ended June 30, 2022, respectively.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease payments	$1,826,835	$1,358,425	$3,694,361	$2,570,963
Variable lease payments	117,806	90,668	238,345	181,850
Rental revenue	$1,944,641	$1,449,093	$3,932,706	$2,752,813
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of June 30, 2023 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$909,480
2024	1,779,384
2025	1,651,722
2026	1,500,612
2027	1,288,147
2028	1,075,149
Thereafter	15,783,417
Total	$23,987,911

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2023, the Company had 97 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of June 30, 2023 ($ in thousands):

	Operating Leases	Financing Leases
2023 (remaining)	$20,437	$2,102
2024	37,073	4,266
2025	37,690	4,385
2026	37,855	4,507
2027	38,253	4,633
2028	38,605	4,763
Thereafter	2,574,603	559,374
Total undiscounted future lease payments	2,784,516	584,030
Difference between undiscounted cash flows and discounted cash flows	(2,141,188)	(506,384)
Total lease liability	$643,328	$77,646
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2023, the weighted average remaining lease term of the Company’s operating leases and financing leases was 61 years and 78 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed ground rent expense	$3,820	$2,264	$7,848	$4,533
Variable ground rent expense	6,831	5	12,825	10
Total cash portion of ground rent expense	10,651	2,269	20,673	4,543
Straight-line ground rent expense	5,520	3,217	10,923	6,070
Total operating lease costs	$16,171	$5,486	$31,596	$10,613
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on lease liabilities	$1,024	$997	$2,048	$1,993
Amortization of right-of-use assets	320	330	639	654
Total financing lease costs	$1,344	$1,327	$2,687	$2,647
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

The following table details the total assets by segment ($ in thousands):

	June 30, 2023	December 31, 2022
Rental Housing	$66,569,846	$68,464,413
Industrial	20,657,415	21,624,736
Net Lease	8,167,042	9,011,326
Data Centers	3,305,255	3,203,585
Office	3,157,434	3,293,163
Hospitality	3,133,896	3,768,473
Retail	2,564,830	2,722,839
Self Storage	2,223,127	2,247,351
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	24,798,641	25,363,546
Other (Corporate)	3,469,138	2,987,992
Total assets	$138,046,624	$142,687,424
The following table details the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,268,987	$351,188	$150,385	$—	$48,001	$12,959	$57,449	$55,672	$—	$1,944,641
Hospitality revenue	—	—	—	217,744	—	—	—	—	—	217,744
Other revenue	91,833	5,917	—	4,524	1,904	—	1,086	5,406	—	110,670
Total revenues	1,360,820	357,105	150,385	222,268	49,905	12,959	58,535	61,078	—	2,273,055
Expenses:
Rental property operating	717,790	107,869	774	—	14,362	2,524	23,969	29,710	12	897,010
Hospitality operating	—	—	—	147,589	—	—	—	—	—	147,589
Total expenses	717,790	107,869	774	147,589	14,362	2,524	23,969	29,710	12	1,044,599
(Loss) income from unconsolidated entities	(2,647)	89,214	—	1,674	5,837	(4,967)	855	—	—	89,966
Income from investments in real estate debt	—	—	—	—	—	—	—	—	251,278	251,278
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	62,685	62,685
Income from investments in equity securities(1)	30,927	—	—	—	—	—	—	—	—	30,927
Segment net operating income	$671,310	$338,450	$149,611	$76,353	$41,380	$5,468	$35,421	$31,368	$313,951	$1,663,312

Depreciation and amortization	$(628,409)	$(193,248)	$(51,878)	$(32,185)	$(24,971)	$(5,470)	$(34,197)	$(17,278)	$—	$(987,636)

General and administrative										$(17,122)
Management fee										(213,365)
Impairment of investments in real estate										(105,216)
Income from interest rate derivatives										536,236
Net gain on dispositions of real estate										668,824
Interest expense										(813,391)
Loss on extinguishment of debt										(3,283)
Other expense										(19,409)
Net income										$708,950
Net loss attributable to non-controlling interests in third party joint ventures										$69,255
Net income attributable to non-controlling interests in BREIT OP										(23,271)
Net income attributable to BREIT stockholders										$754,934
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $27.1 million of net unrealized gain related to equity securities.

The following table details the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$864,047	$338,790	$116,226	$—	$28,916	$11,247	$35,587	$54,280	$—	$1,449,093
Hospitality revenue	—	—	—	197,652	—	—	—	—	—	197,652
Other revenue	59,580	6,235	—	4,376	1,194	—	600	4,271	—	76,256
Total revenues	923,627	345,025	116,226	202,028	30,110	11,247	36,187	58,551	—	1,723,001
Expenses:
Rental property operating	487,712	110,709	310	2	8,442	1,890	13,874	26,660	—	649,599
Hospitality operating	—	—	—	135,812	—	—	—	—	—	135,812
Total expenses	487,712	110,709	310	135,814	8,442	1,890	13,874	26,660	—	785,411
(Loss) Income from unconsolidated entities	(28,398)	(25,167)	25,100	—	15,096	(46,675)	330	—	—	(59,714)
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(141,381)	(141,381)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(43,934)	(43,934)
Loss from investments in equity securities(1)	(207,182)	(49,129)	31,028	—	(93,139)	—	—	—	—	(318,422)
Segment net operating income (loss)	$200,335	$160,020	$172,044	$66,214	$(56,375)	$(37,318)	$22,643	$31,891	$(185,315)	$374,139

Depreciation and amortization	$(602,376)	$(204,705)	$(40,253)	$(27,758)	$(15,239)	$(3,557)	$(30,792)	$(33,669)	$—	$(958,349)

General and administrative										$(11,753)
Management fee										(212,628)
Performance participation allocation										(211,597)
Income from interest rate derivatives										632,846
Net gain on dispositions of real estate										217,152
Interest expense										(434,529)
Gain on extinguishment of debt										(8,794)
Other expense										(4,395)
Net loss										$(617,908)
Net loss attributable to non-controlling interests in third party joint ventures										$37,284
Net loss attributable to non-controlling interests in BREIT OP										11,614
Net loss attributable to BREIT stockholders										$(569,010)
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $327.4 million of net unrealized/realized loss related to equity securities.

The following table details the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$2,580,964	$700,781	$300,769	$—	$96,289	$25,686	$117,871	$110,346	$—	$3,932,706
Hospitality revenue	—	—	—	418,965	—	—	—	—	—	418,965
Other revenue	175,686	13,030	—	7,686	3,781	—	2,247	6,894	—	209,324
Total revenues	2,756,650	713,811	300,769	426,651	100,070	25,686	120,118	117,240	—	4,560,995
Expenses:
Rental property operating	1,425,594	224,930	1,244	—	28,201	4,738	49,299	55,181	12	1,789,199
Hospitality operating	—	—	—	281,412	—	—	—	—	—	281,412
Total expenses	1,425,594	224,930	1,244	281,412	28,201	4,738	49,299	55,181	12	2,070,611
(Loss) income from unconsolidated entities	(15,147)	177,509	432,528	(714)	(14,093)	(45,084)	(375)	—	—	534,624
Income from investments in real estate debt	—	—	—	—	—	—	—	—	404,749	404,749
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	91,939	91,939
Income from investments in equity securities(1)	30,937	—	—	—	—	—	—	—	—	30,937
Segment net operating income (loss)	$1,346,846	$666,390	$732,053	$144,525	$57,776	$(24,136)	$70,444	$62,059	$496,676	$3,552,633

Depreciation and amortization	$(1,263,750)	$(384,524)	$(103,756)	$(65,033)	$(49,904)	$(11,023)	$(73,203)	$(35,828)	$—	$(1,987,021)

General and administrative										$(34,298)
Management fee										(434,503)
Impairment of investments in real estate										(117,715)
Loss from interest rate derivatives										(84,014)
Net gain on dispositions of real estate										789,827
Interest expense										(1,613,400)
Loss on extinguishment of debt										(8,541)
Other expense										(46,479)
Net income										$16,489
Net loss attributable to non-controlling interests in third party joint ventures										$143,613
Net income attributable to non-controlling interests in BREIT OP										(6,223)
Net income attributable to BREIT stockholders										$153,879
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $23.4 million of net unrealized gain related to equity securities.

The following table details the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,643,284	$679,558	$199,021	$—	$45,075	$19,428	$66,960	$99,487	$—	$2,752,813
Hospitality revenue	—	—	—	344,897	—	—	—	—	—	344,897
Other revenue	114,229	12,370	—	7,035	2,205	—	1,107	7,410	—	144,356
Total revenues	1,757,513	691,928	199,021	351,932	47,280	19,428	68,067	106,897	—	3,242,066
Expenses:
Rental property operating	907,264	221,238	606	—	12,832	3,162	23,793	47,691	—	1,216,586
Hospitality operating	—	—	—	239,275	—	—	—	—	—	239,275
Total expenses	907,264	221,238	606	239,275	12,832	3,162	23,793	47,691	—	1,455,861
(Loss) Income from unconsolidated entities	(57,198)	199,552	50,374	—	16,786	(85,144)	141	—	—	124,511
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(159,750)	(159,750)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(59,609)	(59,609)
(Loss) income from investments in equity securities(1)	(282,683)	(56,625)	27,334	—	(107,609)	—	—	—	—	(419,583)
Segment net operating income (loss)	$510,368	$613,617	$276,123	$112,657	$(56,375)	$(68,878)	$44,415	$59,206	$(219,359)	$1,271,774

Depreciation and amortization	$(1,175,344)	$(413,071)	$(68,890)	$(54,834)	$(23,073)	$(7,114)	$(66,073)	$(65,001)	$—	$(1,873,400)

General and administrative										$(24,859)
Management fee										(401,778)
Performance participation allocation										(623,166)
Income from interest rate derivatives										1,308,636
Net gain on dispositions of real estate										422,414
Interest expense										(780,788)
Gain on extinguishment of debt										(7,399)
Other expense										(5,921)
Net loss										$(714,487)
Net loss attributable to non-controlling interests in third party joint ventures										$81,539
Net loss attributable to non-controlling interests in BREIT OP										12,270
Net loss attributable to BREIT stockholders										$(620,678)
(1) Included within other expense on the Condensed Consolidated Statements of Operations is $452.5 million of unrealized/realized loss related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.
18. Subsequent Events
Simply Self Storage Disposition
On July 24, 2023, Public Storage, a publicly-traded REIT, and the Company announced an agreement for Public Storage to acquire Simply Self Storage from BREIT for $2.2 billion. The disposition is expected to close in the third quarter of 2023, subject to the satisfaction of customary closing conditions.

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
Overview
We invest primarily in stabilized income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Additional unconsolidated interests are included in the respective property segment.
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
As of August 11, 2023, we had received net proceeds of $73.2 billion from the sale of 5.7 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the three months ended June 30, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent events affecting bank institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.

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

Q2 2023 Highlights
Operating Results:
•Declared monthly net distributions totaling $700.1 million for the three months ended June 30, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.7%	4.5%	3.8%	4.4%
Year-to-Date Total Return, without upfront selling commissions(2)	0.8%	1.3%	0.9%	1.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(2.6)%	N/A	(2.5)%	(0.3)%
Inception-to-Date Total Return, without upfront selling commissions(2)	10.8%	11.7%	11.1%	11.6%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	10.2%	N/A	10.5%	11.4%
Investments:
•Sold 31 rental housing properties, eight industrial properties, two hospitality properties and three retail properties, as well as 53 single family rental homes, for total net proceeds of $2.1 billion. We recognized a net realized gain of $0.6 billion, net of the impairment recognized during the quarter, related to the disposition of such properties.
•Sold the Company’s 7.9% interest in a logistics business for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.
Capital and Financing Activity:
•Raised $0.8 billion from the sale of shares of our common stock, during the three months ended June 30, 2023. Repurchased $3.4 billion of shares of our common stock from third-party investors during the three months ended June 30, 2023.
•Repaid $0.5 billion of property-level financings during the three months ended June 30, 2023.
Current Portfolio:
•Our portfolio as of June 30, 2023 consisted of investments in real estate (93% based on fair value) and investments in real estate debt (7%).
•Our 5,065 properties(3) as of June 30, 2023 consisted primarily of Rental Housing (56% based on fair value), Industrial (23%), and Net Lease (6%), and our real estate portfolio was primarily concentrated in the following regions: South (39%), West (32%) and East (17%).
•Our investments in real estate debt as of June 30, 2023 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

(1)The annualized distribution rate is calculated by averaging each of the three months’ annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
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
(3)Excludes 28,594 single family rental homes. Such single family rental homes are included in the fair value amounts.

Subsequent Event Highlights
Simply Self Storage Disposition
On July 24, 2023, Public Storage, a publicly-traded REIT, and BREIT announced an agreement for Public Storage to acquire Simply Self Storage from BREIT for $2.2 billion. The acquisition is expected to close in the third quarter of 2023, subject to the satisfaction of customary closing conditions.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2023:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2023:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2023:

The select markets that are named represent BREIT's top 5 metropolitan statistical areas (“MSAs”) by portfolio weighting. Portfolio weighting is measured as the asset value of our real estate investments for each MSA divided by the total asset value of all real estate investments. BREIT is invested in additional MSAs that are not named above.
As of June 30, 2023, we owned a diversified portfolio of 5,065 properties and 28,594 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, and Net Lease properties, and to a lesser extent Data Centers, Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of June 30, 2023:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5)	Percentage of Total Revenues
Rental Housing(6)	1,174	280,183 units	93%	$15,090	$72,604,263	$2,774,826	60%
Industrial	3,242	447,501 sq. ft.	97%	$5.77	26,846,930	757,647	16%
Net Lease	2	15,409 sq. ft.	100%	N/A	8,536,490	303,771	6%
Data Centers	84	12,196 sq. ft.	100%	$14.74	5,350,965	79,590	2%
Self Storage	208	15,873 sq. ft.	90%	$15.79	3,212,415	117,240	2%
Hospitality	260	35,502 keys	73%	$183.17/$134.19	3,019,063	441,333	9%
Office	15	5,978 sq. ft.	97%	$38.13	2,941,259	114,828	2%
Retail	80	10,840 sq. ft.	95%	$18.95	2,823,178	123,471	3%
Total	5,065				$125,334,563	$4,712,706	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of June 30, 2023. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended June 30, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(3)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended June 30, 2023 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized June 30, 2023 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2023. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of June 30, 2023.
(5)Segment revenue is presented for the six months ended June 30, 2023. Rental Housing, Industrial, Net Lease, Data Centers, Office, and Retail segment revenue includes income from unconsolidated entities, excluding our share of depreciation expense and unrealized/realized gain and loss from unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2023:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	86%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	95%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	93%
Domain & GreenVue Multifamily	1	Dallas, TX	Sept. 2017	100%	395 units	95%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	9	Various	Various	100%	1,623 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	92%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	91%
Signature at Kendall Multifamily	1	Miami, FL	Dec. 2017	100%	546 units	93%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	90%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	92%
Carroll Florida Multifamily	2	Jacksonville & Orlando, FL	May 2018	100%	716 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	90%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	92%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	91%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	12	Various	Feb. 2019	100%	3,233 units	93%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	95%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	92%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	87%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	91%
Colorado 3-Pack	2	Denver & Fort Collins, CO	May 2019	100%	603 units	93%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	92%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	95%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	87%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	92%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	93%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	244 units	91%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	97%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	91%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	91%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	93%
Arium Multifamily Portfolio	5	Various	Dec. 2019	100%	1,684 units	93%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	18	Various	Feb. & May 2020	98%	7,055 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	90%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	92%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	94%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	94%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%
Jaguar Multifamily Portfolio	10	Various	Nov. & Dec. 2020	100%	3,442 units	91%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	96%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	92%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	94%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	96%
Archer & Rosery Multifamily Portfolio	2	Acworth, GA & Largo, FL	April & May 2021	100%	539 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	91%
Acorn 2.0 Multifamily Portfolio	18	Various	Various	98%	6,997 units	91%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	96%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	93%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	91%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	94%
Falcon Landing Multifamily	1	Katy, TX	Aug. 2021	90%	386 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	91%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	90%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	92%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	93%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	91%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	95%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	93%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	97%
Rapids Multifamily Portfolio	37	Various	May 2022	100%	11,245 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	899 units	93%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,332 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	91%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	12	Various	June 2018	99.6%	2,568 units	87%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	90%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	94%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	97%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	95%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	84%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	25	Various	Dec. 2020	99.6%	6,333 units	87%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	97%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	100%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	95%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	99%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	92%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	98%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	92%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	99%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	151	Various	Aug. 2022	69%	36,545 units	94%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,594 units	94%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	88%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	532	Various	Dec. 2021	Various(6)	69,099 units	95%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	99%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	95%
Total Rental Housing	1,174				280,183 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	98%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	66%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	134	Various	March 2018	100%	19,651 sq. ft.	98%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	88	Various	Nov. 2018	99%	11,582 sq. ft.	98%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	97%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	96%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	100%
Jupiter 12 Industrial Portfolio	292	Various	Sept. 2019	100%	56,507 sq. ft.	97%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	90%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	89%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	18	Various	Jan. & Aug. 2021	85%	2,685 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	93%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,732 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	132	Various	Oct. 2021	Various	34,936 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	97%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	327	Various	Nov. 2021	12%	69,916 sq. ft.	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	100%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(7)	70	Various	Dec. 2021	23%	10,786 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	89%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,646	Various Europe	Various	15%	152,876 sq. ft.	N/A
Total Industrial	3,242				447,501 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	70	Various	Aug. 2021	33.5%	9,503 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(9)	N/A	Various	May 2022	12%	N/A	N/A
Total Data Centers	84				12,196 sq. ft.

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,320 sq. ft.	91%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	88%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	88%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	90%
Simply Self Storage	95	Various	Dec. 2020	100%	8,037 sq. ft.	90%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	157 sq. ft.	91%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	87%
American Harbor Self Storage	1	Dallas, TX	Aug. 2021	100%	67 sq. ft.	95%
Flamingo Self Storage Portfolio	6	Various	Various	98%	399 sq. ft.	90%
Houston Self Storage Portfolio	7	Various	Oct. 2021	100%	560 sq. ft.	96%
Lone Star Self Storage Portfolio	15	Various	Nov. 2021	100%	1,217 sq. ft.	94%
Richmond Self Storage	1	Richmond, TX	Dec. 2021	100%	86 sq. ft.	96%
CubeWise Self Storage	1	Fort Worth, TX	Dec. 2021	100%	74 sq. ft.	92%
Benbrook Self Storage	1	Benbrook, TX	March 2022	100%	88 sq. ft.	95%
The Park Self Storage	1	Arlington, WA	March 2022	100%	45 sq. ft.	94%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,794 sq. ft.	88%
Columbus Self Storage Portfolio	4	Various	April 2022	100%	346 sq. ft.	86%
Boxer Self Storage	1	Fort Mill, NC	April 2022	100%	64 sq. ft.	91%
Native Self Storage	1	Stockton, CA	April 2022	100%	87 sq. ft.	90%
Total Self Storage	208				15,873 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	74%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	61%
Florida Select-Service 4-Pack	3	Tampa & Orlando, FL	July 2017	100%	348 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	67%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	73%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	84%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	3	Various	Aug. 2018	100%	368 keys	78%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	69%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	72%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	80%
Raven Select Service Portfolio	18	Various	June 2019	100%	2,173 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	66%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	67%
RHW Select Service Portfolio	8	Various	Nov. 2019	100%	803 keys	72%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	85%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	73%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	65%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	71%
Total Hospitality	260				35,502 keys

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(4)	3	Various	June 2022	100%	1,072 sq. ft.	94%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	15				5,978 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	72%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	94%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	93%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	95%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,227 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	98%
Pike Retail Portfolio(4)(10)	48	Various	June 2022	Various	5,146 sq. ft.	94%
Total Retail	80				10,840 sq. ft.

Total Investments in Real Estate	5,065
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
(3)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of June 30, 2023. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended June 30, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 17,866 consolidated single family rental homes, a 44% interest in 8,936 unconsolidated single family rental homes, and a 12% interest in 1,792 unconsolidated single family rental homes.
(6)Includes various ownership interests in 481 consolidated affordable housing units and 51 unconsolidated affordable housing units.
(7)Investment is unconsolidated.
(8)Includes various ownership interests in 105 consolidated industrial properties and 27 unconsolidated industrial properties.
(9)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a wireless tower business.
(10)Includes 47 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of June 30, 2023 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	359	$55,502	3%	8,357	4%
2024	757	175,544	10%	29,898	15%
2025	698	152,224	8%	22,939	11%
2026	709	201,274	11%	34,880	17%
2027	698	215,988	12%	31,112	15%
2028	510	177,583	10%	27,169	13%
2029	181	94,597	5%	11,205	6%
2030	132	108,707	6%	12,433	6%
2031	94	44,198	2%	4,556	2%
2032	67	42,593	2%	3,356	2%
Thereafter	168	571,848	31%	16,790	9%
Total	4,373	$1,840,058	100%	202,695	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2023 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of June 30, 2023:

Credit Rating[1]

A
1%
CCC
<1%
BBB
11%
Private
CRE Loans
17%
Not Rated[2]
35%
BB
18%
B
17%

Collateral Type[1]

Diversified
1%
Other
4%
Office
5%
Net Lease
10%
Rental
Housing
32%
Hospitality
17%
Industrial
31%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 65%, are primarily composed of 50% industrial and 43% rental housing assets, and include interest-only securities with a fair value of $28.7 million.

The following table details our investments in real estate debt as of June 30, 2023 ($ in thousands):

	June 30, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	6/10/2033	$8,027,756	$7,950,153	$7,341,944
RMBS	+4.5%	7/6/2055	382,997	371,707	279,581
Corporate bonds	4.9%	9/18/2031	91,561	102,839	89,971
Total real estate securities	8.5%	3/22/2034	8,502,314	8,424,699	7,711,496
Commercial real estate loans	+5.7%	7/16/2026	1,366,845	1,378,248	1,369,139
Other investments(5)	5.7%	9/21/2029	200,345	174,815	169,131
Total investments in real estate debt	8.6%	1/1/2033	$10,069,504	$9,977,762	$9,249,766
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)“+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of June 30, 2023 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of June 30, 2023, we have interest rate swaps outstanding with a notional value of $0.9 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.2 billion as of June 30, 2023. In addition, CMBS includes zero-coupon securities of $358.9 million as of June 30, 2023.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 and 2022 ($ in thousands, except per share data):

	Three Months Ended June 30,		Change
	2023	2022	$
Revenues
Rental revenue	$1,944,641	$1,449,093	$495,548
Hospitality revenue	217,744	197,652	20,092
Other revenue	110,670	76,256	34,414
Total revenues	2,273,055	1,723,001	550,054
Expenses
Rental property operating	897,010	649,599	247,411
Hospitality operating	147,589	135,812	11,777
General and administrative	17,122	11,753	5,369
Management fee	213,365	212,628	737
Performance participation allocation	—	211,597	(211,597)
Impairment of investments in real estate	105,216	—	105,216
Depreciation and amortization	987,636	958,349	29,287
Total expenses	2,367,938	2,179,738	188,200
Other income (expense)
Income (loss) from unconsolidated entities	89,966	(59,714)	149,680
Income (loss) from investments in real estate debt	251,278	(141,381)	392,659
Change in net assets of consolidated securitization vehicles	62,685	(43,934)	106,619
Income from interest rate derivatives	536,236	632,846	(96,610)
Net gain on dispositions of real estate	668,824	217,152	451,672
Interest expense	(813,391)	(434,529)	(378,862)
Loss on extinguishment of debt	(3,283)	(8,794)	5,511
Other income (expense)	11,518	(322,817)	334,335
Total other income (expense)	803,833	(161,171)	965,004
Net income (loss)	$708,950	$(617,908)	$1,326,858
Net loss attributable to non-controlling interests in third party joint ventures	$69,255	$37,284	$31,971
Net (income) loss attributable to non-controlling interests in BREIT OP	(23,271)	11,614	(34,885)
Net income (loss) attributable to BREIT stockholders	$754,934	$(569,010)	$1,323,944
Net income (loss) per share of common stock — basic and diluted	$0.17	$(0.13)	$0.30
Rental Revenue
During the three months ended June 30, 2023, rental revenue increased $495.5 million as compared to the three months ended June 30, 2022. The increase can primarily be attributed to a $72.7 million increase in same property revenues and a $422.8 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended June 30, 2023, hospitality revenue increased $20.1 million as compared to the three months ended June 30, 2022. The increase can primarily be attributed to a $1.4 million increase in same property revenues and an $18.7 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.

Other Revenue
During the three months ended June 30, 2023, other revenue increased $34.4 million as compared to the three months ended June 30, 2022. The increase can primarily be attributed to a $6.5 million increase in same property revenues and a $27.9 million increase in non-same property revenues due to the real estate acquisitions we made from April 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Rental Property Operating Expenses
During the three months ended June 30, 2023, rental property operating expenses increased $247.4 million as compared to the three months ended June 30, 2022. The increase can primarily be attributed to a $23.9 million increase in same property operating expenses and a $223.5 million increase in non-same property operating expenses due to the real estate acquisitions we made from April 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended June 30, 2023, hospitality operating expenses increased $11.8 million as compared to the three months ended June 30, 2022. The increase can primarily be attributed to a $4.9 million increase in same property operating expenses and a $6.9 million increase in non-same property expenses due to the real estate acquisitions we made from April 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the three months ended June 30, 2023, the management fee increased $0.7 million compared to the three months ended June 30, 2022. The increase was due to a higher average NAV during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Performance Participation Allocation
During the three months ended June 30, 2023, the performance participation allocation expense decreased $211.6 million compared to the three months ended June 30, 2022. The decrease was primarily the result of a lower total return for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Impairment of Investments in Real Estate

During the three months ended June 30, 2023, we recognized an impairment of $105.2 million related predominantly to one office property and to a lesser extent affordable housing properties. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of these investments in the near term. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the three months ended June 30, 2023, depreciation and amortization increased $29.3 million compared to the three months ended June 30, 2022. The increase was primarily driven by the impact of acquisitions we made from April 1, 2022 through June 30, 2023, partially offset by (i) the impact of disposition activity and (ii) the full amortization of certain intangible assets.
Income (Loss) from Unconsolidated Entities
During the three months ended June 30, 2023, income from unconsolidated entities increased $149.7 million compared to the three months ended June 30, 2022. The increase was primarily attributable to increases of $77.4 million in the fair value of unconsolidated entities, $42.2 million of incremental income from unconsolidated entities, and $30.1 million due to a net realized gain on the sale of its interests in unconsolidated entities.
Income (Loss) from Investments in Real Estate Debt
During the three months ended June 30, 2023, income from investments in real estate debt increased $392.7 million compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, we had net unrealized gains on our investments in real estate debt of $64.3 million and for the three months ended June 30, 2022, we had net unrealized losses on our investments in real estate debt of $328.1 million.

Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended June 30, 2023, the change in net assets of consolidated securitization vehicles increased $106.6 million compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of $100.3 million in unrealized gains and an increase of $6.3 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
Income from Interest Rate Derivatives
During the three months ended June 30, 2023, income from interest rate derivatives decreased $96.6 million compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, we had net unrealized gains on derivatives of $536.2 million. During the three months ended June 30, 2022, we had net unrealized gains on derivatives of $632.8 million.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2023, net gain on dispositions of real estate increased $451.7 million compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, we recorded $668.8 million of net gains from the disposition of 31 rental housing properties, 53 single family rental homes, two hospitality properties, eight industrial properties, and three retail properties. During the three months ended June 30, 2022, we recorded $217.2 million of net gain from the dispositions of 15 rental housing properties, 162 single family rental homes, and 26 industrial properties.
Interest Expense
During the three months ended June 30, 2023, interest expense increased $378.9 million compared to the three months ended June 30, 2022. The increase was primarily due to the incremental financing we obtained in connection with new investments as well as an increase in floating interest rates.
Other Income (Expense)
During the three months ended June 30, 2023, other income increased $334.3 million compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, we had net unrealized gains on our investments in equity securities of $27.1 million and for the three months ended June 30, 2022, we had net unrealized/realized losses on our investments in equity securities of $327.4 million.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2023 and 2022 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2023	2022	$
Revenues
Rental revenue	$3,932,706	$2,752,813	$1,179,893
Hospitality revenue	418,965	344,897	74,068
Other revenue	209,324	144,356	64,968
Total revenues	4,560,995	3,242,066	1,318,929
Expenses
Rental property operating	1,789,199	1,216,586	572,613
Hospitality operating	281,412	239,275	42,137
General and administrative	34,298	24,859	9,439
Management fee	434,503	401,778	32,725
Performance participation allocation	—	623,166	(623,166)
Impairment of investments in real estate	117,715	—	117,715
Depreciation and amortization	1,987,021	1,873,400	113,621
Total expenses	4,644,148	4,379,064	265,084
Other income (expense)
Income from unconsolidated entities	534,624	124,511	410,113
Income (loss) from investments in real estate debt	404,749	(159,750)	564,499
Change in net assets of consolidated securitization vehicles	91,939	(59,609)	151,548
(Loss) income from interest rate derivatives	(84,014)	1,308,636	(1,392,650)
Net gain on dispositions of real estate	789,827	422,414	367,413
Interest expense	(1,613,400)	(780,788)	(832,612)
Loss on extinguishment of debt	(8,541)	(7,399)	(1,142)
Other expense	(15,542)	(425,504)	409,962
Total other income	99,642	422,511	(322,869)
Net loss	$16,489	$(714,487)	$730,976
Net loss attributable to non-controlling interests in third party joint ventures	$143,613	$81,539	$62,074
Net loss attributable to non-controlling interests in BREIT OP	(6,223)	12,270	(18,493)
Net loss attributable to BREIT stockholders	$153,879	$(620,678)	$774,557
Net loss per share of common stock — basic and diluted	$0.03	$(0.15)	$0.18
Rental Revenue
During the six months ended June 30, 2023, rental revenue increased $1.2 billion as compared to the six months ended June 30, 2022. The increase can primarily be attributed to a $0.2 billion increase in same property revenues and a $1.0 billion increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the six months ended June 30, 2023, hospitality revenue increased $74.1 million as compared to the six months ended June 30, 2022. The increase can primarily be attributed to a $29.4 million increase in same property revenues and a $44.7 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the six months ended June 30, 2023, other revenue increased $65.0 million as compared to the six months ended June 30, 2022. The increase can primarily be attributed to a $9.6 million increase in same property revenues and a $55.4 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the six months ended June 30, 2023, rental property operating expenses increased $572.6 million as compared to the six months ended June 30, 2022. The increase can primarily be attributed to a $52.6 million increase in same property operating expenses and a $520.0 million increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the six months ended June 30, 2023, hospitality operating expenses increased $42.1 million as compared to the six months ended June 30, 2022. The increase can primarily be attributed to a $19.3 million increase in same property operating expenses and a $22.8 million increase in non-same property expenses due to the real estate acquisitions we made from January 1, 2022 to June 30, 2023. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the six months ended June 30, 2023, the management fee increased $32.7 million compared to the six months ended June 30, 2022. The increase was due to a higher average NAV during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Performance Participation Allocation
During the six months ended June 30, 2023, the performance participation allocation expense decreased $623.2 million compared to the six months ended June 30, 2022. The decrease was primarily the result of a lower total return for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Impairment of Investments in Real Estate

During the six months ended June 30, 2023, we recognized an impairment of $117.7 million including (i) $12.5 million on certain held-for-sale properties for which the carrying amount of such properties exceeded their fair value, less estimated closing cost, and (ii) $105.2 million related predominantly to one office property and to a lesser extent affordable housing properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of these investments in the near term. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the six months ended June 30, 2023, depreciation and amortization increased $113.6 million compared to the six months ended June 30, 2022. The increase was primarily driven by the impact of acquisitions we made from January 1, 2022 through June 30, 2023, partially offset by (i) the impact of disposition activity and (ii) the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the six months ended June 30, 2023, income from unconsolidated entities increased $410.1 million compared to the six months ended June 30, 2022. The increase was primarily attributable to increases of $468.7 million due to a net realized gain on the sale of its interests in unconsolidated entities and $9.9 million of incremental income from unconsolidated entities, partially offset by a decrease of $68.5 million in the fair value of unconsolidated entities.
Income (Loss) from Investments in Real Estate Debt
During the six months ended June 30, 2023, income from investments in real estate debt increased $564.5 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we had net unrealized gains on our investments in real estate debt of $67.4 million and for the six months ended June 30, 2022, we had net unrealized losses on our investments in real estate debt of $552.3 million.

Change in Net Assets of Consolidated Securitization Vehicles
During the six months ended June 30, 2023, the change in net assets of consolidated securitization vehicles increased $151.5 million compared to the six months ended June 30, 2022. The increase was primarily attributable to an increase of $130.4 million in unrealized gains and an increase of $21.1 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the six months ended June 30, 2023, income from interest rate derivatives decreased $1.4 billion compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, we had net unrealized losses on derivatives of $84.0 million. During the six months ended June 30, 2022, we had net unrealized gains on derivatives of $1.3 billion.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2023, net gain on dispositions of real estate increased $367.4 million compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, we recorded $789.8 million of net gains from the sale of 73 rental housing properties, 238 single family rental homes, 12 industrial properties, four retail properties, and seven hospitality properties. During the six months ended June 30, 2022, we recorded $422.4 million of net gain from the disposition of 22 rental housing properties, 285 single family rental homes and 35 industrial properties.
Interest Expense
During the six months ended June 30, 2023, interest expense increased $832.6 million compared to the six months ended June 30, 2022. The increase was primarily due to the incremental financing we obtained in connection with new investments as well as an increase in floating interest rates.
Other Expense
During the six months ended June 30, 2023, other expense decreased $410.0 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we had net unrealized gains on our investments in equity securities of $23.4 million and for the six months ended June 30, 2022, we had net unrealized/realized losses on our investments in equity securities of $452.5 million.

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

For the three months ended June 30, 2023 and June 30, 2022, our same property portfolio consisted of 874 rental housing, 1,530 industrial, one net lease, 16 data center, 50 hotel, 169 self storage, 32 retail, and 10 office properties. The following table reconciles GAAP net loss to same property NOI for the three months ended June 30, 2023 and June 30, 2022 ($ in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$
Net income (loss)	$708,950	$(617,908)	$1,326,858
Adjustments to reconcile to same property NOI
General and administrative	17,122	11,753	5,369
Management fee	213,365	212,628	737
Performance participation allocation	—	211,597	(211,597)
Impairment of investments in real estate	105,216	—	105,216
Depreciation and amortization	987,636	958,349	29,287
(Income) loss from unconsolidated entities	(89,966)	59,714	(149,680)
(Income) loss from investments in real estate debt	(251,278)	141,381	(392,659)
Change in net assets of consolidated securitization vehicles	(62,685)	43,934	(106,619)
Income from interest rate derivatives	(536,236)	(632,846)	96,610
Net gain on dispositions of real estate	(668,824)	(217,152)	(451,672)
Interest expense	813,391	434,529	378,862
Loss on extinguishment of debt	3,283	8,794	(5,511)
Other (income) expense	(11,518)	322,817	(334,335)
Non-core property expenses	167,489	107,797	59,692
Incentive compensation awards(1)	7,394	9,719	(2,325)
Lease termination fees	(670)	(486)	(184)
Amortization of above- and below-market lease intangibles	(16,260)	(14,237)	(2,023)
Straight-line rental income and expense	(44,323)	(38,631)	(5,692)
NOI from unconsolidated entities	199,269	148,834	50,435
NOI attributable to non-controlling interests in third party joint ventures	(74,620)	(16,795)	(57,825)
NOI attributable to BREIT stockholders	1,466,735	1,133,791	332,944
Less: Non-same property NOI attributable to BREIT stockholders	495,193	222,716	272,477
Same property NOI attributable to BREIT stockholders	$971,542	$911,075	$60,467
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended June 30, 2023 and June 30, 2022 ($ in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$1,267,623	$1,194,920	$72,703	6%
Hospitality revenue	126,126	124,686	1,440	1%
Other revenue	50,388	43,934	6,454	15%
Total revenues	1,444,137	1,363,540	80,597	6%

Rental property operating	465,991	442,119	23,872	5%
Hospitality operating	80,556	75,643	4,913	6%
Total expenses	546,547	517,762	28,785	6%

Same property NOI attributable to non-controlling interests in third party joint ventures	(12,832)	(11,746)	(1,086)	9%
Consolidated same property NOI attributable to BREIT stockholders	884,758	834,032	50,726	6%
Same property NOI from unconsolidated entities	86,784	77,043	9,741	13%
Same property NOI attributable to BREIT stockholders	$971,542	$911,075	$60,467	7%

Same Property – Rental Revenue
Same property rental revenue increased $72.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was due to a $59.8 million increase in base rental revenue, an $11.6 million increase in tenant reimbursement income, and a $1.3 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			June 30, 2023 vs. June 30, 2022
	Three Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$762,609	$721,670	$40,939	(1)%	+6%
Industrial	246,961	230,896	16,065	(1)%	+8%
Net Lease	64,999	63,725	1,274	—%	+2%
Self Storage	44,623	44,161	462	(2)%	+3%
Retail	23,955	23,566	389	—%	+2%
Data Centers	6,677	6,535	142	—%	+2%
Office	19,126	18,627	499	+1%	+2%
Total base rental revenue	$1,168,950	$1,109,180	$59,770
Same Property – Hospitality Revenue
Same property hospitality revenue increased $1.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. ADR for the hotels in our same property portfolio increased to $186 from $183, while occupancy increased 2% and RevPAR increased to $144 from $139 during the three months ended June 30, 2023 compared to three months ended June 30, 2022.
Same Property – Other Revenue
Same property other revenue increased $6.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the three months ended June 30, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $23.9 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in rental property operating expenses for the three months ended June 30, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $4.9 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended June 30, 2023.
Non-same Property NOI
Due to our substantial fundraising in 2022 and deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period.

For the six months ended June 30, 2023 and June 30, 2022, our same property portfolio consisted of 858 rental housing, 1,522 industrial, one net lease, 16 data centers, 50 hotel, 167 self storage, 32 retail, and 6 office properties. The following table reconciles GAAP net loss to same property NOI for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$
Net loss	$16,489	$(714,487)	$730,976
Adjustments to reconcile to same property NOI
General and administrative	34,298	24,859	9,439
Management fee	434,503	401,778	32,725
Performance participation allocation	—	623,166	(623,166)
Impairment of investments in real estate	117,715	—	117,715
Depreciation and amortization	1,987,021	1,873,400	113,621
Income from unconsolidated entities	(534,624)	(124,511)	(410,113)
(Income) loss from investments in real estate debt	(404,749)	159,750	(564,499)
Change in net assets of consolidated securitization vehicles	(91,939)	59,609	(151,548)
Loss (income) from interest rate derivatives	84,014	(1,308,636)	1,392,650
Net gain on dispositions of real estate	(789,827)	(422,414)	(367,413)
Interest expense	1,613,400	780,788	832,612
Loss on extinguishment of debt	8,541	7,399	1,142
Other expense	15,542	425,504	(409,962)
Non-core property expenses	328,190	171,592	156,598
Incentive compensation awards(1)	13,886	19,323	(5,437)
Lease termination fees	(2,270)	(1,646)	(624)
Amortization of above- and below-market lease intangibles	(31,829)	(28,645)	(3,184)
Straight-line rental income and expense	(88,758)	(66,981)	(21,777)
NOI from unconsolidated entities	393,160	285,999	107,161
NOI attributable to non-controlling interests in third party joint ventures	(161,056)	(27,565)	(133,491)
NOI attributable to BREIT stockholders	2,941,707	2,138,282	803,425
Less: Non-same property NOI attributable to BREIT stockholders	1,080,963	405,520	675,443
Same property NOI attributable to BREIT stockholders	$1,860,744	$1,732,762	$127,982
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$2,457,350	$2,303,551	$153,799	7%
Hospitality revenue	251,511	222,150	29,361	13%
Other revenue	90,144	80,535	9,609	12%
Total revenues	2,799,005	2,606,236	192,769	7%

Rental property operating	897,956	845,387	52,569	6%
Hospitality operating	159,575	140,322	19,253	14%
Total expenses	1,057,531	985,709	71,822	7%

Same property NOI attributable to non-controlling interests in third party joint ventures	(23,872)	(21,833)	(2,039)	9%
Consolidated same property NOI attributable to BREIT stockholders	1,717,602	1,598,694	118,908	7%
Same property NOI from unconsolidated entities	143,142	134,068	9,074	7%
Same property NOI attributable to BREIT stockholders	$1,860,744	$1,732,762	$127,982	7%

Same Property – Rental Revenue
Same property rental revenue increased $153.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was due to a $129.3 million increase in base rental revenue, a $22.3 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.2 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2023 vs. 2022
	Six Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$1,477,864	$1,387,135	$90,729	(1)%	+7%
Industrial	485,841	454,273	31,568	(1)%	+8%
Net Lease	129,998	127,449	2,549	—%	+2%
Self Storage	87,410	84,525	2,885	(2)%	+5%
Retail	47,863	47,052	811	—%	+2%
Data centers	13,300	13,016	284	—%	+2%
Office	21,450	20,941	509	+1%	+2%
Total base rental revenue	$2,263,726	$2,134,391	$129,335

Same Property – Hospitality Revenue
Same property hospitality revenue increased $29.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. ADR for the hotels in our same property portfolio increased to $190 from $180 while occupancy increased 7% and RevPAR increased to $142 from $126 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Same Property – Other Revenue
Same property other revenue increased $9.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to increased golf course revenues at our full service hotel in San Antonio, Texas and increased ancillary income at our rental housing properties during the six months ended June 30, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $52.6 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in rental property operating expenses for the six months ended June 30, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $19.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the six months ended June 30, 2023.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to BREIT stockholders	$754,934	$(569,010)	$153,879	$(620,678)
Adjustments to arrive at FFO:
Depreciation and amortization	1,072,114	1,061,659	2,154,210	2,085,640
Impairment of investments in real estate	105,216	—	117,715	—
Net gain on dispositions of real estate	(694,918)	(213,196)	(1,250,535)	(414,346)
Net loss on change in control	3,339	—	3,932	—
Amount attributable to non-controlling interests for above adjustments	(88,561)	(64,403)	(198,687)	(127,588)
FFO attributable to BREIT stockholders	1,152,124	215,050	980,514	923,028
Adjustments to arrive at AFFO:
Performance participation allocation	—	211,597	—	623,166
Loss on extinguishment of debt	3,283	8,794	8,541	7,399
Changes in fair value of financial instruments(1)	(693,664)	257,873	(91,085)	(122,622)
Straight-line rental income and expense	(49,830)	(54,111)	(102,104)	(100,795)
Amortization of deferred financing costs	62,431	36,262	125,453	66,784
Incentive compensation awards	9,045	9,719	18,276	19,323
Amortization of restricted stock awards	8,186	181	14,620	362
Amortization of mortgage premium/discount	5,510	(1,871)	13,629	(3,294)
Organization costs	771	—	1,502	—
Severance costs	—	—	4,131	—
Net forfeited investment deposits	(960)	—	9,180	—
Amortization of above and below-market lease intangibles	(12,605)	(11,130)	(24,365)	(26,070)
Amount attributable to non-controlling interests for above adjustments	17,631	(10,040)	2,303	(13,708)
AFFO attributable to BREIT stockholders	501,922	662,324	960,595	1,373,573
Adjustments to arrive at FAD:
Management fee	213,365	212,628	434,503	401,778
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(140,099)	(115,964)	(263,962)	(191,326)
Stockholder servicing fees	(51,982)	(53,670)	(105,885)	(100,625)
Realized gains on financial instruments(1)	(40,430)	(216,435)	(18,297)	(456,660)
Amount attributable to non-controlling interests for above adjustments	(2,651)	2,240	(7,641)	4,382
FAD attributable to BREIT stockholders	$480,125	$491,123	$999,313	$1,031,122

(1)Unrealized (gains) losses from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized (gains) losses on financial instruments primarily results from the sale of our investments in real estate debt and equity securities, and derivatives.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser in connection with our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will calculate the fair value of our real estate properties monthly based in part on values provided by third-party independent appraisers and such calculation will be reviewed by an independent valuation advisor as further discussed below.
Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of, and certain adjustments made to, our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
The following valuation methods are used for purposes of calculating the significant components of our NAV:
•Consolidated properties are initially valued at cost, which we expect to represent fair value at the time of acquisition. Subsequently, consolidated properties are primarily valued using the discounted cash flow methodology (income approach), whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in the discounted cash flow methodology. Below the tables that set forth our NAV calculation is a sensitivity analysis of the weighted average discount rates and exit capitalization rates for our property investments.
•Investments in real estate debt consist of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company engaged third party service providers, to perform valuations for such investments. The service provider will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to the Fair Value Measurements section of Note 2 to our Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.

•The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology or market comparable methodology, taking into consideration various factors including discount rate, exit capitalization rate and multiples of comparable companies. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows required by the debt agreements and discounting them back to the present value using weighted average cost of capital. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value.
•Mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities are estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations.
NAV and NAV Per Share Calculation
Each share class will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month is calculated using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our investments in real estate debt, (3) our investments in unconsolidated entities, (4) our mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities, and (5) our other assets and liabilities. At the end of each month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares (including OP units) based on each class’s relative percentage of the previous month’s aggregate NAV adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. Following the allocation of any change in NAV, each share class of NAV is reduced by the declared dividend and stockholder servicing fees, as applicable. The stockholder servicing fee is calculated as a percentage of each applicable class of shares’ NAV (Class S, Class T, and Class D). Class I and Class C shares are not subject to the stockholder servicing fee. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ and shares/units in thousands):

Components of NAV	June 30, 2023
Investments in real estate	$115,100,329
Investments in real estate debt	9,249,766
Investments in unconsolidated entities	10,234,234
Cash and cash equivalents	1,866,184
Restricted cash	789,952
Other assets	5,515,404
Mortgage notes, term loans, and revolving credit facilities, net	(61,785,871)
Secured financings of investments in real estate debt	(4,741,658)
Subscriptions received in advance	(107,215)
Other liabilities	(3,139,880)
Accrued performance participation allocation	—
Management fee payable	(70,843)
Accrued stockholder servicing fees(1)	(17,191)
Non-controlling interests in joint ventures	(5,134,163)
Net Asset Value	$67,759,048
Number of outstanding shares/units(2)	4,619,692

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of June 30, 2023, the Company has accrued under GAAP $1.1 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(2)As of June 30, 2023, no Class F shares/units were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$22,861,418	$39,674,057	$960,906	$2,351,892	$30,537	$1,880,238	$67,759,048
Number of outstanding shares/units(2)	1,557,725	2,701,636	66,486	163,774	2,035	128,036	4,619,692
NAV Per Share/Unit as of June 30, 2023	$14.6762	$14.6852	$14.4528	$14.3606	$15.0023	$14.6852
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.
(2)As of June 30, 2023, no Class F shares/units were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2023:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.0%	5.5%
Industrial	7.1%	5.8%
Net Lease	7.2%	5.7%
Hospitality	9.8%	9.1%
Data Centers	7.4%	6.2%
Self Storage	7.0%	5.6%
Office	6.9%	5.4%
Retail	7.2%	6.1%
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

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.2%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(0.9)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.4%	+2.7%	+1.4%	+1.4%	+2.9%	+3.5%	+2.7%
(weighted average)	0.25% increase	(2.8)%	(3.1)%	(2.4)%	(1.3)%	(1.2)%	(2.6)%	(3.1)%	(2.5)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2023
Stockholders’ equity	$43,750,766
Non-controlling interests attributable to BREIT OP	1,518,353
Redeemable non-controlling interest	357
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	45,269,476
Adjustments:
Accrued stockholder servicing fees	1,080,863
Accrued affiliate incentive compensation awards	(11,501)
Accumulated depreciation and amortization under GAAP	10,005,351
Unrealized net real estate and real estate debt appreciation	11,414,859
NAV	$67,759,048
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
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.3327 per share for the six months ended June 30, 2023. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2023:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2023	$0.0451	$0.0558	$0.0453	$0.0527
February 28, 2023	0.0451	0.0548	0.0452	0.0520
March 31, 2023	0.0451	0.0557	0.0453	0.0527
April 30, 2023	0.0451	0.0553	0.0453	0.0524
May 31, 2023	0.0451	0.0557	0.0453	0.0526
June 30, 2023	0.0451	0.0554	0.0453	0.0524
Total	$0.2706	$0.3327	$0.2717	$0.3148
The following tables summarize our distributions declared during the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$754,097	53%	$622,965	48%
Reinvested in shares	665,420	47%	673,803	52%
Total distributions	$1,419,517	100%	$1,296,768	100%
Sources of Distributions
Cash flows from operating activities(1)	$1,419,517	100%	$1,296,768	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$1,419,517	100%	$1,296,768	100%

Cash flows from operating activities	$1,506,050		$1,350,296
Funds from Operations(2)	$980,514		$923,028
Adjusted Funds from Operations(2)	$960,595		$1,373,573
Funds Available for Distribution(2)	$999,313		$1,031,122

(1)Our inception to date cash flows from operating activities funded 100% of our distributions.
(2)See “Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $9.6 billion of liquidity as of August 10, 2023. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $8.6 billion as well as unrestricted cash and cash equivalents of $1.0 billion. We also generate incremental liquidity through our operating cash flows, which were $1.5 billion for the six months ended June 30, 2023. In addition, we remain moderately leveraged (46% as of June 30, 2023) and can generate additional liquidity through additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $9.2 billion as of June 30, 2023. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $73.2 billion as of August 10, 2023.

Capital Resources
As of June 30, 2023, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of June 30, 2023 ($ in thousands):

	June 30, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2023	December 31, 2022
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.7%	1/19/2029	N/A	$24,451,340	$25,152,361
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.4%	2/27/2027	N/A	33,597,507	34,141,570
Variable rate secured revolving credit facilities(4)	+1.6%	8/9/2025	$3,901,900	565,207	2,608,778
Variable rate warehouse facilities(5)	+2.0%	9/27/2025	$4,388,249	3,620,786	3,728,340
Total variable rate loans	+2.3%	12/31/2026		37,783,500	40,478,688
Total loans secured by our properties	6.0%	10/22/2027		62,234,840	65,631,049

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.4%	7/14/2024	N/A	4,741,658	4,966,685

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	+2.5%	1/24/2024	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	1,126,923

Total indebtedness				$68,103,421	$71,724,657

(1)“+” refers to the relevant floating benchmark rates, which include one-month LIBOR, three-month LIBOR, 30-day SOFR, one-month CDOR, EURIBOR, and SONIA as applicable to each loan or secured financing. As of June 30, 2023, we had outstanding interest rate swaps with an aggregate notional balance of $33.2 billion and interest rate caps with an aggregate notional balance of $15.5 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $343.4 million and $364.5 million of loans related to investments in affordable housing properties as of June 30, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of June 30, 2023:

June 30, 2023
Weighted average interest rate of loans secured by our properties	6.0%
Impact of interest rate swaps, caps and other derivatives	(1.7)%
Net weighted average interest rate of loans secured by our properties	4.3%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of August 11, 2023, we have received net proceeds of $12.4 billion from selling an aggregate of 834.1 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 309.8 million Class S shares, 389.2 million Class I shares, 17.1 million Class T shares, and 118.0 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In the second quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in April 2023, May 2023 and June 2023. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities	$1,506,050	$1,350,296
Cash flows provided by (used in) investing activities	4,317,391	(17,686,875)
Cash flows (used in) provided by financing activities	(5,421,766)	17,278,530
Net increase in cash and cash equivalents and restricted cash	$401,675	$941,951
Cash flows provided by operating activities increased $0.2 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows from investing activities increased $22.0 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a net decrease of $15.9 billion in acquisitions of real estate, a net increase of $3.1 billion related to investments in real estate debt securities, a decrease of $2.6 billion in investment in unconsolidated entities, an increase of $1.8 billion in return of capital from unconsolidated entities, and an increase of $1.6 billion in proceeds from disposition of real estate. This was partially offset by a net decrease of $2.0 billion related to real estate-related equity securities, and a net decrease of $0.9 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles.

Cash flows from financing activities decreased $22.7 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a net decrease of $12.3 billion in borrowings, a decrease of $6.6 billion in proceeds from issuance of common stock, an increase of $3.2 billion in repurchases of common stock, a decrease of $0.9 billion in subscriptions received in advance, a decrease of $0.4 billion in contributions from non-controlling interests, an increase of $0.2 billion in distributions to non-controlling interests and an increase of $0.1 billion in distributions. This was partially offset by a net decrease of $0.9 billion in repayments of senior obligations of consolidated securitization vehicles.
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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2023 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$82,401,238	$8,255,160	$22,262,405	$37,406,285	$14,477,388
Ground leases	3,368,546	41,247	83,721	85,746	3,157,832
Total	$85,769,784	$8,296,407	$22,346,126	$37,492,031	$17,635,220

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2023. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $43.7 billion and consisted of mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, LIBOR, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $33.2 billion and interest rate caps with an aggregate net notional balance of $15.5 billion as of June 30, 2023 to hedge the risk of increasing interest rates. As of June 30, 2023, we had an aggregate $10.8 billion net notional of interest rate caps with a strike price below the applicable benchmark rate which, together with our $33.2 billion notional of interest rate swaps, effectively eliminates the impact that rising interest rates would have on our interest expense. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program.

LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2023, the one-month SOFR was 5.1% and one-month USD LIBOR was 5.2%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2023, a significant majority of our floating rate debt has transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”)” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Investments in Real Estate Debt
As of June 30, 2023, we held $9.2 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $11.2 million and $22.5 million, respectively, for the three and six months ended June 30, 2023, net of the impact of our interest rate swaps.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $0.9 billion.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and under the heading “Risk Factors” in our prospectus dated April 18, 2023, as supplemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the three months ended June 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. As of June 30, 2023, the Adviser elected to receive its management fee in Class I shares, and we issued 9.8 million unregistered Class I shares to the Adviser in satisfaction of the management fee for April and May 2023.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2023, we received $99.9 million from selling 6.8 million unregistered Class I and Class C shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months. For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the second quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in April 2023, May 2023 and June 2023.

Should repurchase requests, in our board of directors’ judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determines that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Further, our board of directors will in certain circumstances, make exceptions to, modify and suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if it deems such action to be in our best interests and the best interests of our stockholders. In the event that our board of directors determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
April 2023	91,872,958	$14.56	91,872,958	2.0%	—
May 2023	89,883,390	$14.54	89,883,390	2.0%	—
June 2023	43,032,167	$14.59	43,032,167	1.0%	—
Total	224,788,515	$14.56	224,788,515	5.0%	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)For the months ended April 30, 2023, May 31, 2023 and June 30, 2023, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limit. In accordance with the Company’s share repurchase plan, the Company fulfilled 29% of requested repurchases in April 2023, 30% of requested repurchases in May 2023, and 17% of requested repurchases in June 2023.

The Special Limited Partner continues to hold 24,333 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM  5. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

ITEM 6. EXHIBITS

3.1
Certificate of Correction of Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 11, 2023 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.3
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.3 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

10.1
Fourth Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership L.P. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

10.2
Fourth Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time, dated May 12, 2023 (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 11, 2023	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 11, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 11, 2023	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)