Form 10-Q
period 2023-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2023-11-13
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2023, the issuer had the following shares outstanding: 1,511,561,162 shares of Class S common stock, 2,474,961,257 shares of Class I common stock, 61,784,228 shares of Class T common stock, 157,276,086 shares of Class D common stock, 2,035,492 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$91,995,010	$98,149,492
Investments in unconsolidated entities (includes $4,394,410 and $4,947,251 at fair value as of September 30, 2023 and December 31, 2022, respectively)	8,015,282	9,369,402
Investments in real estate debt	7,116,237	8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	16,598,558	17,030,387
Cash and cash equivalents	1,931,616	1,281,292
Restricted cash	735,897	973,200
Other assets	8,343,163	7,881,948
Total assets	$134,735,763	$142,687,424

Liabilities and Equity
Mortgage notes, secured term loans, and secured revolving credit facilities, net	$60,823,630	$64,962,703
Secured financings of investments in real estate debt	4,614,044	4,966,685
Senior obligations of consolidated securitization vehicles, at fair value	14,994,033	15,288,598
Unsecured revolving credit facilities and term loans	1,126,923	1,126,923
Due to affiliates	1,086,005	1,676,308
Other liabilities	4,504,283	3,912,033
Total liabilities	87,148,918	91,933,250

Commitments and contingencies	—	—
Redeemable non-controlling interests	206,452	553,423

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,525,500 and 1,597,414 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15,255	15,974
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,516,715 and 2,394,737 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	25,167	23,947
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 63,163 and 72,599 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	632	726
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 158,761 and 421,428 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,588	4,214
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,035 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	—
Additional paid-in capital	50,494,814	53,212,494
Accumulated other comprehensive income	595,333	393,928
Accumulated deficit and cumulative distributions	(10,540,304)	(9,196,019)
Total stockholders’ equity	40,592,505	44,455,264
Non-controlling interests attributable to third party joint ventures	4,316,000	4,278,895
Non-controlling interests attributable to BREIT OP unitholders	2,471,888	1,466,592
Total equity	47,380,393	50,200,751
Total liabilities and equity	$134,735,763	$142,687,424
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$1,925,827	$1,825,984	$5,858,533	$4,578,797
Hospitality revenue	145,837	193,141	564,802	538,038
Other revenue	115,569	109,785	324,893	254,141
Total revenues	2,187,233	2,128,910	6,748,228	5,370,976

Expenses
Rental property operating	958,571	850,599	2,747,770	2,067,185
Hospitality operating	103,585	137,345	384,997	376,620
General and administrative	16,960	13,223	51,258	38,082
Management fee	209,297	219,778	643,800	621,556
Performance participation allocation	—	194,361	—	817,527
Impairment of investments in real estate	60,952	—	178,667	—
Depreciation and amortization	928,863	1,127,701	2,915,884	3,001,101
Total expenses	2,278,228	2,543,007	6,922,376	6,922,071

Other income (expense)
(Loss) income from unconsolidated entities	(153,656)	(73,009)	380,968	51,502
Income (loss) from investments in real estate debt	192,145	30,319	580,948	(217,454)
Change in net assets of consolidated securitization vehicles	53,244	(8,798)	145,183	(68,407)
Income from interest rate derivatives	410,655	1,244,256	257,068	2,634,100
Net gain on dispositions of real estate	985,189	317,981	1,775,016	740,395
Interest expense, net	(808,169)	(695,047)	(2,336,050)	(1,469,020)
Loss on extinguishment of debt	(26,484)	(3,266)	(35,025)	(10,665)
Other expense	(45,302)	(53,460)	(60,844)	(478,964)
Total other income (expense)	607,622	758,976	707,264	1,181,487
Net income (loss)	$516,627	$344,879	$533,116	$(369,608)
Net loss attributable to non-controlling interests in third party joint ventures	$100,087	$43,549	$243,700	$119,151
Net (income) loss attributable to non-controlling interests in BREIT OP unit holders	(28,420)	(16,261)	(34,643)	1,946
Net income (loss) attributable to BREIT stockholders	$588,294	$372,167	$742,173	$(248,511)
Net income (loss) per share of common stock — basic and diluted	$0.14	$0.08	$0.16	$(0.06)
Weighted-average shares of common stock outstanding, basic and diluted	4,307,884	4,484,761	4,498,411	4,291,557

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$516,627	$344,879	$533,116	$(369,608)
Other comprehensive income:
Foreign currency translation losses, net	(26,342)	(59,893)	(754)	(100,902)
Unrealized gain on derivatives	141,370	428,857	162,127	428,857
Unrealized gain on derivatives from unconsolidated entities	87,780	122,466	85,569	149,348
Other comprehensive income	202,808	491,430	246,942	477,303
Comprehensive income	719,435	836,309	780,058	107,695
Comprehensive loss (income) attributable to non-controlling interests in third party joint ventures	69,964	(49,272)	206,919	26,330
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP unit holders	(35,385)	(26,425)	(43,399)	(8,218)
Comprehensive income attributable to BREIT stockholders	$754,014	$760,612	$943,578	$125,807

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292
Common stock issued (transferred)	63	36	(18)	1	—	416,881	—	—	416,963	—	—	416,963
Reduction in accrual for offering costs, net	—	—	—	—	—	41,344	—	—	41,344	—	—	41,344
Distribution reinvestment	75	121	4	8	—	305,524	—	—	305,732	—	—	305,732
Common stock/units repurchased	(460)	(2,195)	(19)	(59)	—	(4,026,831)	—	—	(4,029,564)	—	(113,134)	(4,142,698)
Amortization of compensation awards	—	188	—	—	—	18,571	—	—	18,759	—	1,717	20,476
Net income (loss) ($1,476 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	588,294	588,294	(98,621)	28,430	518,103
Other comprehensive income ($79 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	165,720	—	165,720	30,204	6,963	202,887
Distributions declared on common stock ($0.1672 gross per share)	—	—	—	—	—	—	—	(666,941)	(666,941)	—	—	(666,941)
Contributions from non-controlling interests	—	—	—	—	—	(17,098)	—	—	(17,098)	238,470	1,061,230	1,282,602
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(7)	—	—	(7)	(21,226)	(31,671)	(52,904)
Allocation to redeemable non-controlling interests	—	—	—	—	—	18,537	—	—	18,537	—	—	18,537
Balance at September 30, 2023	$15,255	$25,167	$632	$1,588	$20	$50,494,814	$595,333	$(10,540,304)	$40,592,505	$4,316,000	$2,471,888	$47,380,393

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2022	$15,438	$24,322	$722	$3,894	$52,620,021	$(23,696)	$(7,548,460)	$45,092,241	$1,764,988	$1,384,396	$48,241,625
Common stock issued	602	1,684	19	286	3,954,743	—	—	3,957,334	—	—	3,957,334
Offering costs	—	—	—	—	(92,760)	—	—	(92,760)	—	—	(92,760)
Distribution reinvestment	83	133	4	23	363,704	—	—	363,947	—	—	363,947
Common stock/units repurchased	(238)	(1,727)	(13)	(48)	(3,050,522)	—	—	(3,052,548)	—	(2,452)	(3,055,000)
Amortization of compensation awards	—	48	—	—	4,757	—	—	4,805	—	4,287	9,092
Net income (loss) ($2,462 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	372,167	372,167	(43,627)	13,877	342,417
Other comprehensive income	—	—	—	—	—	388,445	—	388,445	92,821	10,164	491,430
Distributions declared on common stock ($0.1677 gross per share)	—	—	—	—	—	—	(694,946)	(694,946)	—	—	(694,946)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,417,521	105,980	2,523,501
Distributions to and redemptions of non-controlling interests	—	—	—	—	(18,394)	—	—	(18,394)	(25,151)	(20,101)	(63,646)
Allocation to redeemable non-controlling interests	—	—	—	—	502	—	—	502	—	—	502
Balance at September 30, 2022	$15,885	$24,460	$732	$4,155	$53,782,051	$364,749	$(7,871,239)	$46,320,793	$4,206,552	$1,496,151	$52,023,496

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	265	6,229	(47)	(2,414)	20	6,518,690	—	—	6,522,743	—	—	6,522,743
Reduction in accrual for offering costs, net	—	—	—	—	—	411,537	—	—	411,537	—	—	411,537
Distribution reinvestment	231	387	12	38	—	980,529	—	—	981,197	—	—	981,197
Common stock/units repurchased	(1,215)	(5,721)	(59)	(250)	—	(10,637,971)	—	—	(10,645,216)	—	(325,567)	(10,970,783)
Amortization of compensation awards	—	325	—	—	—	32,150	—	—	32,475	—	6,639	39,114
Net income (loss) ($2,239 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	742,173	742,173	(239,777)	32,959	535,355
Other comprehensive income ($224 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	201,405	—	201,405	36,784	8,529	246,718
Distributions declared on common stock ($0.4999 gross per share)	—	—	—	—	—	—	—	(2,086,458)	(2,086,458)	—	—	(2,086,458)
Contributions from non-controlling interests	—	—	—	—	—	(17,098)	—	—	(17,098)	367,322	1,358,566	1,708,790
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(2,422)	—	—	(2,422)	(127,224)	(75,830)	(205,476)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(3,095)	—	—	(3,095)	—	—	(3,095)
Balance at September 30, 2023	$15,255	$25,167	$632	$1,588	$20	$50,494,814	$595,333	$(10,540,304)	$40,592,505	$4,316,000	$2,471,888	$47,380,393

	Par Value					Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$42,249,094	(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926
Common stock issued	3,576	7,304	173	1,277	18,272,093	—	—	18,284,423	—	—	18,284,423
Offering costs	—	—	—	—	(599,518)	—	—	(599,518)	—	—	(599,518)
Distribution reinvestment	237	378	12	62	1,018,673	—	—	1,019,362	—	—	1,019,362
Common stock/units repurchased	(471)	(4,231)	(26)	(95)	(7,176,065)	—	—	(7,180,888)	—	(20,168)	(7,201,056)
Amortization of compensation awards	—	144	—	—	14,261	—	—	14,405	—	14,372	28,777
Net loss ($2,060 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(248,511)	(248,511)	(116,560)	(2,477)	(367,548)
Other comprehensive loss	—	—	—	—	—	374,318	—	374,318	92,821	10,164	477,303
Distributions declared on common stock ($0.5010 gross per share)	—	—	—	—	—	—	(1,991,714)	(1,991,714)	—	—	(1,991,714)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,642,723	908,443	3,551,166
Distributions to and redemptions of non-controlling interests	—	—	—	—	49,354	—	—	49,354	(156,688)	(54,450)	(161,784)
Allocation to redeemable non-controlling interests	—	—	—	—	(45,841)	—	—	(45,841)	—	—	(45,841)
Balance at September 30, 2022	$15,885	$24,460	$732	$4,155	$53,782,051	$364,749	$(7,871,239)	$46,320,793	$4,206,552	$1,496,151	$52,023,496

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$533,116	$(369,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fee	643,800	621,556
Performance participation allocation	—	817,527
Impairment of investments in real estate	178,667	—
Depreciation and amortization	2,915,884	3,001,101
Net gain on dispositions of real estate	(1,775,016)	(740,395)
Loss on extinguishment of debt	35,025	10,665
Unrealized gain on fair value of financial instruments	(94,233)	(1,105,459)
Realized gain on sale of real estate-related equity securities	—	(376,046)
Income from unconsolidated entities	(380,968)	(51,502)
Distributions of earnings from unconsolidated entities	231,043	176,551
Other items	(60,905)	42,993
Change in assets and liabilities:
Increase in other assets	(241,153)	(440,254)
Increase (decrease) in due to affiliates	4,877	(1,267)
Increase in other liabilities	145,647	612,118
Net cash provided by operating activities	2,135,784	2,197,980
Cash flows from investing activities:
Proceeds from principal repayments of interest rate contract receivables	15,282	—
Acquisitions of real estate	(37,208)	(30,474,609)
Capital improvements to real estate	(1,063,852)	(843,665)
Proceeds from disposition of real estate	6,259,374	2,119,196
Refunds of pre-acquisition costs/deposits	17,362	23,988
Investment in unconsolidated entities	(335,837)	(3,803,054)
Dispositions of and return of capital from unconsolidated entities	1,834,827	24,103
Proceeds from consolidation of previously unconsolidated entities	20,863	—
Purchase of investments in real estate debt	(147,913)	(4,321,394)
Proceeds from sale/repayment of investments in real estate debt	1,100,455	2,321,166
Purchase of real estate-related equity securities	(376)	(1,195,329)
Proceeds from sale of real estate-related equity securities	—	3,363,576
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	536,601	1,512,094
(Payments on) proceeds from settlement of derivative contracts	(7,092)	103,047
Collateral released (posted) under derivative contracts	9,824	(14,286)
Other investing activities	3,543	—
Net cash provided by (used in) investing activities	8,205,853	(31,185,167)
Cash flows from financing activities:
Borrowings under mortgage notes, secured term loans, and secured revolving credit facilities	5,975,427	30,074,150
Repayments of mortgage notes, secured term loans, and secured revolving credit facilities	(10,137,675)	(11,944,541)
Borrowings under secured financings of investments in real estate debt	238,812	1,909,892
Repayments of secured financings of investments in real estate debt	(590,670)	(1,504,130)
Borrowings under unsecured revolving credit facilities and term loans	—	1,442,308
Repayments of unsecured revolving credit facilities and term loans	—	(615,385)
Payment of deferred financing costs	(46,752)	(387,711)
Sales of senior obligations of consolidated securitization vehicles	115,677	96,639
Repayments of senior obligations of consolidated securitization vehicles	(479,505)	(1,332,679)
Proceeds from issuance of common stock	5,797,468	15,795,341
Subscriptions received in advance	41,167	577,014
Offering costs paid	(181,077)	(212,556)
Distributions	(1,112,589)	(925,610)
Repurchase of common stock	(9,334,191)	(6,411,085)
Repurchase of management fee shares	(833,127)	—
Contributions of proceeds from repurchase of management fee shares to non-controlling interests in BREIT OP	833,127	—
Contributions from redeemable non-controlling interest	351	—
Distributions to and redemption of redeemable non-controlling interest	(3,929)	(26,639)
Redemption of affiliate service provider incentive compensation awards	(215)	(143)
Contributions from non-controlling interests	259,191	2,409,497
Distributions to and redemptions of non-controlling interests	(467,370)	(163,663)
Net cash (used in) provided by financing activities	(9,925,880)	28,780,699
Net change in cash and cash equivalents and restricted cash	415,757	(206,488)
Cash, cash equivalents and restricted cash, beginning of year	2,254,492	3,418,581
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(2,736)	(10,530)
Cash, cash equivalents and restricted cash, end of year	$2,667,513	$3,201,563
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,931,616	$1,676,732
Restricted cash	735,897	1,524,831
Total cash, cash equivalents and restricted cash	$2,667,513	$3,201,563

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$4,116,086
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$—	$186,217
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$—	$203,700
Accrued pre-acquisition costs	$—	$15
Accrued capital expenditures and acquisition related costs	$—	$22,645
Acquired non-controlling interests	$—	$521,868
Accrued distributions	$—	$51,043
Change in accrued stockholder servicing fee due to affiliate	$(592,499)	$392,325
Redeemable non-controlling interest issued as settlement of performance participation allocation	$—	$360,504
Issuance of non-controlling interests for payment of management fees	$211,176	$—
Issuance of class I shares for payment of management fee	$435,305	$604,017
Exchange of redeemable non-controlling interest for Class I or Class C shares	$65,304	$128,205
Exchange of redeemable non-controlling interest for Class I or Class B units	$278,990	$440,116
Allocation to redeemable non-controlling interest	$3,095	$45,841
Distribution reinvestment	$981,197	$1,019,362
Accrued repurchases	$649,897	$872,155
Mortgage payable proceeds in escrow	$—	$91,147
Investment in single family rental homes risk retention securities	$—	$117,073
Receivable for unsettled investments in real estate debt	$—	$31,993
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$6,707	$53,383
Interest rate contract receivables resulting from terminated interest rate derivative assets	$321,771	$—
Insurance receivable for involuntary conversion	$26,785	$—
Consolidation of securitization vehicles	$—	$2,348,079
Increases (Decreases) in assets and liabilities resulting from consolidation of previously unconsolidated entities:
Investments in real estate, net	$335,092	$—
Other assets	$(9,031)	$—
Mortgage notes, net	$(126,233)	$—
Other liabilities	$(22,444)	$—
Non-controlling interests attributable to third party joint ventures	$(109,568)	$—

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). As of September 30, 2023, the Company had received aggregate net proceeds of $73.5 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings. The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.
As of September 30, 2023, the Company owned 4,895 properties and 28,490 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in income from equity securities and interest rate derivatives of $37.5 million and $455.2 million for the three and nine months ended September 30, 2022, respectively, have been reclassified to other expense to conform to the current period presentation.

Additionally, certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in income (loss) from investments in real estate debt of $56.2 million for the three months ended September 30, 2022 have been reclassified to income from interest rate derivatives and interest expense, net in the amounts of $48.0 million and $8.2 million, respectively, to conform to the current period presentation. For the nine months ended September 30, 2022, certain amounts included in income (loss) from investments in real estate debt of $144.2 million have been reclassified to income from interest rate derivatives and interest expense, net in the amounts of $129.2 million and $15.0 million, respectively, to conform to the current period presentation.

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
As of September 30, 2023, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $50.9 billion and $37.6 billion, respectively, compared to $52.1 billion and $37.8 billion, respectively, as of December 31, 2022. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2023 and December 31, 2022, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). To determine the fair value of an investment in a private real estate company, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics (Level 3 inputs). As of both September 30, 2023 and December 31, 2022, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
The resulting unrealized and realized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recognized $38.4 million and $15.0 million of net unrealized loss, respectively, on its investments in equity securities. During the three and nine months ended September 30, 2022, the Company recognized $42.1 million and $494.6 million, respectively, of net unrealized/realized gains on its investments in equity securities.

The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology or market comparable methodology, taking into consideration various factors including discount rate, exit capitalization rate and multiples of comparable companies. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows and discounting them back to the present value using weighted average cost of debt. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3. The Company discloses the weighted average cost of capital, which combines the discount rate on the fair value of real estate and the weighted average cost of debt on the fair value of the indebtedness, and exit capitalization rate as key Level 3 inputs.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$5,877,440	$1,238,797	$7,116,237	$—	$6,460,520	$1,541,183	$8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,598,558	—	16,598,558	—	17,030,387	—	17,030,387
Equity securities(1)	50,611	240,099	224,408	515,118	52,512	253,199	224,408	530,119
Investments in unconsolidated entities	—	—	4,394,410	4,394,410	—	—	4,947,251	4,947,251
Interest rate and foreign currency hedging derivatives(1)	—	3,135,186	—	3,135,186	—	3,033,595	—	3,033,595
Total	$50,611	$25,851,283	$5,857,615	$31,759,509	$52,512	$26,777,701	$6,712,842	$33,543,055

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$14,994,033	$—	$14,994,033	$—	$15,288,598	$—	$15,288,598
Interest rate and foreign currency hedging derivatives(2)	—	22,579	—	22,579	—	50,557	—	50,557
Total	$—	$15,016,612	$—	$15,016,612	$—	$15,339,155	$—	$15,339,155
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Total Assets
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$6,712,842
Purchases and contributions	38,255	—	45,147	83,402
Sales and repayments	(385,898)	—	(546,960)	(932,858)
Distributions received	—	—	(80,533)	(80,533)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	29,505	29,505
Realized income included in income from investments in real estate debt	2,080	—	—	2,080
Unrealized gain included in income from investments in real estate debt	43,177	—	—	43,177
Balance as of September 30, 2023	$1,238,797	$224,408	$4,394,410	$5,857,615
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,238,797	Yield method	Market yield	10.2%	Decrease
Equity securities	$224,408	Market comparable	Enterprise value/ stabilized EBITDA	18.5x	Increase
Investments in unconsolidated entities	$3,702,148	Discounted cash flow	Weighted average cost of capital	7.6%	Decrease
			Exit capitalization rate	5.2%	Decrease
	$692,262	Discounted cash flow	Discount rate	11.1%	Decrease
			Exit multiple	22.0x	Increase

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,541,183	Yield method	Market yield	9.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise value/ stabilized EBITDA	18.5x	Increase
Investments in unconsolidated entities	$4,399,935	Discounted cash flow	Weighted average cost of capital	6.7%	Decrease
			Exit capitalization rate	4.9%	Decrease
	$547,316	Market comparable	LTM EBITDA multiple	10.8x	Increase

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

During the three months ended September 30, 2023, the Company recognized impairments in the aggregate of $61.0 million related to seven affordable housing properties and to a lesser extent single family rental homes. The impairments were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments in the near term. The fair value of such real estate investments was $124.3 million as of September 30, 2023, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.3% to 9.0%, and the exit capitalization rate (Level 3), which ranged from 4.3% to 12.6%.
During the nine months ended September 30, 2023, the Company recognized impairments in the aggregate amount of $178.7 million including (i) $166.2 million related to one office property, 19 affordable housing properties, and to a lesser extent, single family rental homes, as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments in the near term, and (ii) $12.5 million related to its held-for-sale real estate investments where their carrying amount exceeded fair value, less estimated closing costs. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of September 30, 2023 and December 31, 2022, the fair value of the Company’s mortgage notes, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.5 billion and $1.4 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), April Housing, and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. During the three months ended September 30, 2023, the Company accelerated awards of certain employees as part of its disposition of Simply Self Storage. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA, April Housing and ACC ($ in thousands):

	December 31, 2022	For the Nine Months Ended September 30, 2023			September 30, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$2,042	$—	$—	$(2,042)	$—	0.0 years
2022	20,811	(1,865)	—	(8,818)	10,128	2.2 years
2023	—	—	22,217	(5,201)	17,016	2.4 years
Total	$22,853	$(1,865)	$22,217	$(16,061)	$27,144

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

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$78,380,084	$81,914,789
Land and land improvements	17,911,600	18,635,672
Furniture, fixtures and equipment	2,282,006	2,301,683
Right of use asset - operating leases(1)	1,098,178	1,090,782
Right of use asset - financing leases(1)	72,862	72,872
Total	99,744,730	104,015,798
Accumulated depreciation and amortization	(7,749,720)	(5,866,306)
Investments in real estate, net	$91,995,010	$98,149,492
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the nine months ended September 30, 2023, the Company acquired 99 wholly-owned single family rental homes as well as one rental housing land parcel for a total purchase price of $37.2 million. The Company allocated $26.5 million to building and building improvements and $10.7 million to land and land improvements. During the nine months ended September 30, 2023, there were no acquired intangibles.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Segments	Number of Properties	Net Proceeds	Net Gain (Loss)(1)	Number of Properties	Net Proceeds	Net Gain (Loss)(1)
Self Storage properties	128	$2,146,669	$697,055	128	$2,146,669	$697,055
Rental Housing properties(2)	20	875,505	232,719	93	2,295,309	628,779
Hospitality properties	7	152,156	34,135	14	1,066,793	345,246
Industrial properties	2	39,624	22,136	14	473,649	97,699
Retail properties	—	—	—	4	104,450	7,093
Office properties	1	172,504	(856)	1	172,504	(856)
Total	158	$3,386,458	$985,189	254	$6,259,374	$1,775,016

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	24	$699,521	$231,985	46	$1,470,697	$500,351
Industrial properties	23	183,586	85,996	58	648,499	240,044
Total	47	$883,107	$317,981	104	$2,119,196	$740,395
(1)For the three months ended September 30, 2023, net gain (loss) includes gains of $989.1 million and losses of $3.9 million. For the nine months ended September 30, 2023, net gain (loss) includes gains of $1.8 billion and losses of $48.0 million. For the three months ended September 30, 2022, net gain includes gains of $321.7 million and losses of $3.7 million. For the nine months ended September 30, 2022, net gain includes gains of $765.5 million and losses of $25.1 million.
(2)The number of properties excludes single family rental homes sold.

Properties Held-for-Sale
As of September 30, 2023, 16 properties in the Rental Housing segment, six properties in the Hospitality segment and one property in the Retail segment were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	September 30, 2023
Investments in real estate, net	$695,057
Other assets	15,377
Total assets	$710,434

Liabilities:
Mortgage notes, net	$409,280
Other liabilities	17,639
Total liabilities	$426,919
Impairment
During the three months ended September 30, 2023, the Company recognized impairments in the aggregate amount of $61.0 million related to seven affordable housing properties, and to a lesser extent, single family rental homes. The impairments were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments in the near term.
During the nine months ended September 30, 2023, the Company recognized impairments in the aggregate amount of $178.7 million including (i) $166.2 million related to one office property, 19 affordable housing properties, and to a lesser extent, single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $12.5 million related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs.
The Company did not recognize any impairment charges during the three or nine months ended September 30, 2022.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2023
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	83	35.7%	$1,840,328
Rental Housing investments(2)	Rental Housing	55	50	12.2% - 52.0%	1,138,004
Hospitality investment	Hospitality	1	196	30.0%	305,710
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	240,318
Retail investments	Retail	2	7	50.0%	96,512
Total unconsolidated entities carried at historical cost		62	392		3,620,872
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,098	12.4% - 85.0%	3,192,741
Data Center investments(5)	Data Centers	1	N/A	12.4%	692,262
Office investments	Office	1	1	49.0%	509,407
Total unconsolidated entities carried at fair value		13	2,099		4,394,410
Total		75	2,491		$8,015,282
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,681 single family rental homes, that are not included in the number of properties.
(3)Includes $240.3 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.3 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $692.3 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

	December 31, 2022
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	62	35.7%	$1,657,778
Rental Housing investments(2)	Rental Housing	92	87	12.2% - 52.0%	1,275,365
MGM Grand & Mandalay Bay	Net Lease	1	2	49.9%	834,148
Hospitality investment	Hospitality	1	196	30.0%	314,006
Industrial investments(3)	Industrial	3	56	10.0% - 55.0%	242,883
Retail investments	Retail	2	7	50.0%	97,971
Total unconsolidated entities carried at historical cost		100	410		4,422,151
Unconsolidated entities at carried at fair value:
Industrial investments(4)	Industrial	12	2,135	7.9% - 85.0%	3,751,864
Data Center investments(5)	Data Centers	1	N/A	12.4%	674,411
Office investments	Office	1	1	49.0%	520,976
Total unconsolidated entities carried at fair value		14	2,136		4,947,251
Total		114	2,546		$9,369,402

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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

			For the Three Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2023	2022
Unconsolidated entities at historical cost:
QTS Data Centers	Data Centers	35.7%	$2,057	$(47,758)
Rental Housing investments	Rental Housing	12.2% - 52.0%	(10,320)	(9,039)
MGM Grand & Mandalay Bay	Net Lease	49.9%	—	24,976
Hospitality investment	Hospitality	30.0%	(2,032)	3,846
Industrial investments	Industrial	10.1% - 22.4%	(3,557)	(983)
Retail investments	Retail	50.0%	873	(630)
Total unconsolidated entities at historical cost			(12,979)	(29,588)
Unconsolidated entities at fair value:
Industrial investments	Industrial	12.4% - 85.0%	(154,177)	(21,357)
Data Center investments	Data Centers	12.4%	(3,084)	(39)
Office investments	Office	49.0%	16,584	(22,025)
Total unconsolidated entities at fair value			(140,677)	(43,421)
Total			$(153,656)	$(73,009)

			For the Nine Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	Ownership Interest	2023	2022
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	35.7%	$(46,462)	$(133,574)
Rental Housing investments	Rental Housing	12.2% - 52.0%	(25,467)	(66,237)
MGM Grand & Mandalay Bay(1)	Net Lease	49.9%	432,528	75,350
Hospitality investment	Hospitality	30.0%	(2,746)	3,846
Industrial investments	Industrial	10.1% - 22.4%	(9,492)	(1,645)
Retail investments	Retail	50.0%	498	(489)
Total unconsolidated entities carried at historical cost			348,859	(122,749)
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	7.9% - 85.0%	29,267	178,857
Data Center investments	Data Centers	12.4%	351	633
Office investments	Office	49.0%	2,491	(5,239)
Total unconsolidated entities carried at fair value			32,109	174,251
Total			$380,968	$51,502
(1)On January 9, 2023, the Company sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of $1.3 billion, resulting in a gain on sale of $430.4 million.
(2)On May 25, 2023, the Company sold its 7.9% interest in a logistics business to an affiliate of Blackstone for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	10/30/2032	$5,862,925	$5,865,031	$5,410,067
RMBS	4.5%	2/11/2056	382,544	371,416	270,721
Corporate bonds	4.9%	3/16/2031	89,494	100,074	85,735
Total real estate securities	8.7%	11/24/2033	6,334,963	6,336,521	5,766,523
Commercial real estate loans	+5.8%	10/11/2026	1,185,605	1,197,232	1,189,418
Other investments(5)	5.7%	9/21/2029	194,030	169,304	160,296
Total investments in real estate debt	8.8%	8/12/2032	$7,714,598	$7,703,057	$7,116,237

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	12/10/2032	$6,474,823	$6,473,296	$5,943,403
RMBS	+4.4%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	7.0%	11/4/2033	6,995,756	6,992,859	6,341,477
Commercial real estate loans	+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	5.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	7.4%	5/25/2032	$8,694,798	$8,675,567	$8,001,703

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
(4)Face amount excludes interest-only securities with a notional amount of $0.6 billion and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate debt.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2023			December 31, 2022
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,571,524	$2,435,041	35%	$2,681,299	$2,483,592	32%
Rental Housing(2)	1,977,861	1,803,952	25%	2,119,282	1,940,795	24%
Hospitality	1,346,640	1,286,026	18%	1,884,353	1,768,090	22%
Net Lease	974,902	951,021	13%	983,374	947,368	12%
Office	426,990	261,600	4%	552,016	439,938	5%
Other	311,459	299,994	4%	360,903	339,609	4%
Diversified	93,681	78,603	1%	94,340	82,311	1%
Total	$7,703,057	$7,116,237	100%	$8,675,567	$8,001,703	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2023			December 31, 2022
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$91,761	$88,668	1%	$91,809	$86,055	1%
BBB	1,037,969	989,616	14%	1,077,419	1,024,908	13%
BB	1,601,279	1,427,345	20%	1,858,101	1,659,281	21%
B	1,320,416	1,164,402	16%	1,609,017	1,424,940	18%
CCC	50,965	35,250	—%	40,486	33,225	—%
Private commercial real estate loans	1,366,537	1,349,714	19%	1,682,708	1,660,226	21%
Not rated(2)	2,234,130	2,061,242	30%	2,316,027	2,113,068	26%
Total	$7,703,057	$7,116,237	100%	$8,675,567	$8,001,703	100%
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
(2)As of September 30, 2023, not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 63% industrial and 29% rental housing assets, and include interest-only securities with a fair value of $9.7 million.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$176,464	$141,622	$531,489	$313,922
Unrealized gain (loss)	23,458	(133,199)	90,820	(581,760)
Realized loss	(24,134)	(23,627)	(41,492)	(104,984)
Total	175,788	(15,204)	580,817	(372,822)
Net realized and unrealized gain on derivatives	8,185	23,094	1,068	105,863
Net realized and unrealized gain on secured financings of investments in real estate debt	9,409	24,011	782	62,354
Other expense	(1,237)	(1,582)	(1,719)	(12,849)
Total income (loss) from investments in real estate debt	$192,145	$30,319	$580,948	$(217,454)

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
CMBS	$1,548,807	$1,683,765	$39,088	$1,594	$113,676	$(129,181)
Commercial real estate loans	574,862	835,846	12,309	308	80,492	(11,221)
Total	$2,123,669	$2,519,611	$51,397	$1,902	$194,168	$(140,402)
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
As of September 30, 2023 and December 31, 2022, the Company’s investments in real estate debt also included $2.0 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage notes. The Company recognized $69.3 million and $190.4 million of income related to such CMBS during the three and nine months ended September 30, 2023, respectively. The Company recognized $5.8 million and $82.3 million of losses related to such CMBS during the three and nine months ended September 30, 2022, respectively.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	September 30, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$16,990,837	$16,598,558	6.3%	6/25/2025
Senior obligations of consolidated securitization vehicles	22	15,210,828	14,994,033	6.1%	9/15/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,780,009	$1,604,525	7.8%	4/16/2025

	December 31, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,527,441	$17,030,387	5.1%	3/24/2025
Senior obligations of consolidated securitization vehicles	22	15,565,671	15,288,598	4.9%	10/18/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,961,770	$1,741,789	6.6%	5/6/2025

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

7. Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage notes, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2023			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages(4)	3.7%	1/21/2029	N/A	$24,083,698	$25,152,361
Variable rate loans:
Variable rate mortgages and secured term loans	+2.5%	3/22/2027	N/A	32,302,207	34,141,570
Variable rate warehouse facilities(5)	+2.0%	10/8/2025	$4,388,249	3,603,386	3,728,340
Variable rate secured revolving credit facilities(6)	+1.6%	12/24/2025	$3,863,432	1,382,749	2,608,778
Total variable rate loans	+2.4%	1/13/2027		37,288,342	40,478,688
Total loans secured by real estate	6.1%	10/30/2027		61,372,040	65,631,049
(Discount) premium on assumed debt, net				(119,454)	(121,435)
Deferred financing costs, net				(428,956)	(546,911)
Mortgage notes, secured term loans, and secured revolving credit facilities, net				$60,823,630	$64,962,703
(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, and EURIBOR as applicable to each loan. As of September 30, 2023, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $16.2 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $340.5 million and $364.5 million of loans related to investments in affordable housing properties as of September 30, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
(6)Additional borrowings under the Company's variable rate secured revolving credit facilities are immediately available.
The following table details the future principal payments due under the Company’s mortgage notes, secured term loans, and secured revolving credit facilities as of September 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$300,032
2024	3,830,408
2025	8,316,006
2026	15,863,343
2027	18,272,493
2028	3,602,444
Thereafter	11,187,314
Total	$61,372,040

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $26.5 million and $35.0 million for the three and nine months ended September 30, 2023, respectively. The Company incurred a net realized loss on extinguishment of debt of $3.3 million and $10.7 million for the three and nine months ended September 30, 2022, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2023, the Company was in compliance with all of its loan covenants.
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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	September 30, 2023
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,207,759	$6,878,910	+1.4%	7/2/2024
RMBS	199,281	272,824	+1.3%	6/23/2024
Commercial real estate loans	144,887	224,454	+1.9%	3/22/2024
Corporate bonds	62,117	85,735	+1.2%	7/29/2024
	$4,614,044	$7,461,923	+1.4%

	December 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,482,728	$7,447,672	+1.3%	12/27/2023
Commercial real estate loans	220,694	294,337	+1.1%	11/18/2023
Corporate bonds	163,547	259,224	+1.9%	3/23/2024
RMBS	99,716	137,084	+1.1%	10/5/2023
	$4,966,685	$8,138,317	+1.3%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)“+” refers to the relevant floating benchmark rates, which include SOFR, EURIBOR, and SONIA, as applicable to each secured financing. As of September 30, 2023 and December 31, 2022, the Company had interest rate swaps outstanding with a notional value of $0.8 billion and $1.4 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both September 30, 2023 and December 31, 2022, the maximum capacity of the credit facilities was $5.6 billion. There were no outstanding borrowings under its unsecured credit facilities as of September 30, 2023 and December 31, 2022.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2024, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Line of Credit.

The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both September 30, 2023 and December 31, 2022, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.
10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$995,679	$1,588,178
Performance participation allocation	—	—
Accrued management fee	68,963	71,644
Accrued affiliate service provider expenses	19,850	14,975
Other	1,513	1,511
Total	$1,086,005	$1,676,308
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

During the three and nine months ended September 30, 2023, the Company did not recognize any performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall amount of $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company's Condensed Consolidated Balance Sheets. Beginning January 1, 2023, interest on the Quarterly Shortfall began accruing at a 5% annual rate, compounded quarterly. During the three and nine months ended September 30, 2023, the Company accrued interest income of $1.0 million and $2.9 million, respectively, related to such Quarterly Shortfall amount.
As of November 13, 2023, Blackstone owned an aggregate $2.3 billion of shares of the Company and units of BREIT OP. In addition, Blackstone employees, including the Company’s executive officers, owned an aggregate $1.6 billion of shares of the Company and units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. As of September 30, 2023, the Adviser has elected to receive the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and nine months ended September 30, 2023, the Company incurred management fees of $209.3 million and $643.8 million, respectively. During the three and nine months ended September 30, 2022, the Company incurred management fees of $219.8 million and $621.6 million, respectively.
During the nine months ended September 30, 2023, the Company issued 24.8 million unregistered Class I shares and 14.3 million units of BREIT OP to the Adviser as payment for management fees. During the nine months ended September 30, 2022, the Company issued 36.8 million unregistered Class I shares to the Adviser as payment for management fees. On July 31, 2023, 56.7 million Class I shares previously issued for the management fee were exchanged for 56.7 million Class B units of BREIT OP. The Company also had a payable of $69.0 million and $71.6 million related to the management fees as of September 30, 2023 and December 31, 2022, respectively. During October 2023, the Adviser was issued 4.7 million units of BREIT OP as payment for the management fees accrued as of September 30, 2023. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the nine months ended September 30, 2023 and 2022.
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

The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Link Industrial Properties LLC	$30,807	$18,892	$5,968	$2,002	$330	$341
LivCor, LLC	24,974	20,681	5,928	1,861	1,670	44
ShopCore Properties TRS Management LLC	9,862	4,272	210	110	258	—
Revantage Corporate Services, LLC	7,827	4,547	176	—	—	—
BRE Hotels and Resorts LLC	3,844	3,532	292	249	—	231
Equity Office Management, LLC	2,069	500	44	65	75	—
Beam Living	748	1,821	(649)	—	—	—
Longview Senior Housing Advisors, LLC	490	446	—	—	—	—
Total	$80,621	$54,691	$11,969	$4,287	$2,333	$616

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Link Industrial Properties LLC	$92,138	$62,778	$9,672	$6,690	$1,010	$2,579
LivCor, LLC	75,172	55,774	9,973	6,296	7,092	3,358
ShopCore Properties TRS Management LLC	26,327	10,438	450	360	923	1,213
Revantage Corporate Services, LLC	20,034	15,477	270	—	—	—
BRE Hotels and Resorts LLC	12,967	11,913	555	812	—	231
Equity Office Management, LLC	4,420	1,515	150	214	104	230
Beam Living	1,930	1,821	(511)	—	—	59
Longview Senior Housing Advisors, LLC	1,572	1,316	—	—	—	—
Total	$234,560	$161,032	$20,559	$14,372	$9,129	$7,670
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
The Company issues incentive compensation awards to certain employees of portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns over a stated hurdle amount are considered market conditions. The achievement of returns over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. As of September 30, 2023, the Company has determined it is probable that the performance condition will be met for certain awards and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.

The following table details the incentive compensation awards ($ in thousands):

	December 31, 2022	For the Nine Months Ended September 30, 2023			September 30, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$23,161	$(2,946)	$—	$(6,639)	$13,576	1.3 years
2022	24,889	(4,014)	—	(5,442)	15,433	2.1 years
2023	—	—	41,715	(10,428)	31,287	2.6 years
	$48,050	$(6,960)	$41,715	$(22,509)	$60,296
Other
As of both September 30, 2023 and December 31, 2022, the Adviser had advanced $1.5 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course.
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
During the nine months ended September 30, 2023, the Company paid LNLS $6.5 million for title services related to 46 investments and such costs were either (i) included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Notes, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three and nine months ended September 30, 2023, the Company contributed $163.9 million and $167.2 million, respectively, of capital to the captive insurance company for insurance premiums and its pro rata share of other expenses. Of these amounts, $3.2 million and $3.3 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies.
During the three and nine months ended September 30, 2022, the Company contributed $8.7 million and $90.3 million, respectively, of capital to the captive insurance company. Of these amounts, $0.2 million and $1.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
Other
As of December 31, 2022, the Company had a receivable of $6.0 million, from LivCor and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023, there was no such receivable.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	September 30, 2023	December 31, 2022
Interest rate and foreign currency hedging derivatives(1)	$3,441,675	$3,033,595
Real estate intangibles, net	1,192,715	1,624,212
Receivables, net	822,717	821,309
Held-for-sale assets	710,434	380,267
Straight-line rent receivable	618,444	454,989
Equity securities	515,118	530,119
Single family rental homes risk retention securities	300,718	300,718
Prepaid expenses	212,794	146,568
Deferred leasing costs, net	135,794	121,230
Due from affiliate(2)	77,699	74,857
Deferred financing costs, net	74,840	103,049
Other	240,215	291,035
Total	$8,343,163	$7,881,948
(1)This includes $306.5 million and $0.0 million of legal form interest rate swaps that are accounted for as loan receivables as of September 30, 2023 and December 31, 2022, respectively.
(2)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Right of use lease liability - operating leases	$643,271	$638,830
Stock repurchases payable	649,897	151,959
Accounts payable and accrued expenses	535,778	470,335
Real estate taxes payable	493,376	350,757
Liabilities related to held-for-sale assets	426,919	275,052
Accrued interest expense	407,365	395,459
Intangible liabilities, net	262,964	330,432
Tenant security deposits	233,464	237,891
Distribution payable	230,612	238,297
Prepaid rental income	190,834	188,450
Right of use lease liability - financing leases	77,950	77,008
Securitized debt obligations, net	57,128	123,628
Subscriptions received in advance	41,167	208,632
Interest rate and foreign currency hedging derivatives	22,579	50,557
Other	230,979	174,746
Total	$4,504,283	$3,912,033

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Intangible assets
In-place lease intangibles	$1,682,574	$2,022,087
Indefinite life intangibles	184,082	193,182
Above-market lease intangibles	63,155	71,952
Other intangibles	373,737	371,631
Total intangible assets	2,303,548	2,658,852
Accumulated amortization
In-place lease amortization	(1,011,222)	(971,988)
Above-market lease amortization	(32,142)	(31,419)
Other intangibles amortization	(67,469)	(31,233)
Total accumulated amortization	(1,110,833)	(1,034,640)
Intangible assets, net	$1,192,715	$1,624,212

Intangible liabilities
Below-market lease intangibles	$450,783	$476,186
Total intangible liabilities	450,783	476,186
Accumulated amortization
Below-market lease amortization	(187,819)	(145,754)
Total accumulated amortization	(187,819)	(145,754)
Intangible liabilities, net	$262,964	$330,432
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$49,461	$1,960	$9,935	$(16,191)
2024	163,297	7,304	36,365	(56,913)
2025	124,926	6,054	33,790	(46,714)
2026	94,761	4,661	32,538	(36,745)
2027	66,146	3,397	30,478	(25,877)
2028	51,116	2,374	28,675	(19,746)
Thereafter	121,645	5,263	134,487	(60,778)
	$671,352	$31,013	$306,268	$(262,964)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	September 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	21	$6,387,423	2.6%	LIBOR, SOFR	4.8
Derivatives not designated as hedging instruments
Interest rate caps - property debt	155	16,173,194	4.5%	LIBOR, SOFR	0.5
Interest rate swaps - property debt	51	26,015,600	2.0%	LIBOR, SOFR, EURIBOR	4.8
Interest rate swaps - secured financings of investments in real estate debt	29	819,065	2.3%	LIBOR, SOFR	5.6
Total		$43,007,859
	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,417,852	2.6%	LIBOR, SOFR	6.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	135	14,147,947	4.1%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.3
Interest rate swaps - secured financings of investments in real estate debt	61	1,392,960	1.4%	LIBOR, SOFR	4.1
Total		$40,556,507

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2023		December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	9	€141,212	14	€160,206
Buy USD / Sell GBP Forward	12	£59,616	12	£132,563
Buy GBP / Sell USD Forward	1	£2,340	—	£—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$473,611	$409,260	$—	$—
Total derivatives designated as hedging instruments	473,611	409,260	—	—
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	79,039	183,392	22,579	36,173
Interest rate swaps - property debt	2,495,718	2,310,511	—	—
Interest rate swaps - secured financings of investments in real estate debt	79,064	130,181	—	—
Foreign currency forward contracts	7,754	251	—	14,384
Total derivatives not designated as hedging instruments	2,661,575	2,624,335	22,579	50,557
Total interest rate and foreign currency hedging derivatives	$3,135,186	$3,033,595	$22,579	$50,557
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $214.1 million and $237.7 million as of September 30, 2023 and December 31, 2022, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended September 30,
			2023	2022
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized gain	(1)	$105,398	$1,095,372
Interest rate swap – property debt	Realized gain	(1)	318,596	—
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(31,802)	99,786
Interest rate swap – secured financings of investments in real estate debt	Unrealized gain	(1)	18,463	48,018
Interest rate swaps – secured financings of investments in real estate debt	Realized gain	(2)	—	7,479
Foreign currency forward contract	Realized (loss) gain	(3)	(3,725)	20,686
Foreign currency forward contract	Unrealized gain	(3)	11,910	3,086
			$418,840	$1,274,427
Included in Other Comprehensive Income
Interest rate swap – property debt(4)	Unrealized gain		141,370	428,857
Total			$560,210	$1,703,284

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
			2023	2022
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized gain	(1)	$94,150	$2,345,437
Interest rate swap – property debt	Realized gain	(1)	318,596	—
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(104,574)	163,890
Interest rate swaps – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(51,104)	129,227
Interest rate swaps – secured financings of investments in real estate debt	Realized gain	(2)	69,405	17,805
Foreign currency forward contract	Realized (loss) gain	(3)	(20,819)	83,669
Foreign currency forward contract	Unrealized gain	(3)	21,887	19,359
Total			$327,541	$2,759,387
Included in Other Comprehensive Income
Interest rate swap – property debt(4)	Unrealized gain		162,127	428,857
Total			$489,668	$3,188,244
(1)Included in Income from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Interest Expense, Net in the Company’s Condensed Consolidated Statements of Operations.
(3)Included in Income (Loss) from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(4)During the three and nine months ended September 30, 2023, net gain of $48.9 million and $124.2 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of September 30, 2023, the Company posted collateral of $24.0 million with two of its counterparties as required under the derivative contracts. As of December 31, 2022, the Company was in a net liability position with two of its derivative counterparties and posted collateral of $47.6 million under the derivative contract.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2023, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2023
	Class S	Class I	Class T	Class D	Class C	Total
June 30, 2023	1,557,725	2,701,636	66,486	163,774	2,035	4,491,656
Common stock issued (converted)(1)	6,329	22,376	(1,816)	147	—	27,036
Distribution reinvestment	7,441	12,118	378	758	—	20,695
Common stock repurchased(2)	(45,995)	(219,464)	(1,885)	(5,918)	—	(273,262)
Independent directors’ restricted stock grant(3)	—	49	—	—	—	49
September 30, 2023	1,525,500	2,516,715	63,163	158,761	2,035	4,266,174
	Nine Months Ended September 30, 2023
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2022	1,597,414	2,394,737	72,599	421,428	—	4,486,178
Common stock issued (converted)(1)	26,542	655,293	(4,729)	(241,416)	2,035	437,725
Distribution reinvestment	23,064	38,741	1,205	3,767	—	66,777
Common stock repurchased(2)	(121,520)	(572,105)	(5,912)	(25,018)	—	(724,555)
Independent directors’ restricted stock grant(3)	—	49	—	—	—	49
September 30, 2023	1,525,500	2,516,715	63,163	158,761	2,035	4,266,174

(1)Includes conversion of shares from Class T and Class D to Class I during the nine months ended September 30, 2023.
(2)Includes 56.7 million Class I shares, previously issued for the management fee, and exchanged for an equivalent amount of Class B units of BREIT OP.
(3)The independent directors’ restricted stock grant for the three months and nine months ended September 30, 2023 represents $0.1 million of the annual compensation paid to each of the independent directors. The cost of each grant is amortized over the one-year service period for each grant.
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
For the three months ended September 30, 2023, the Company repurchased 216.5 million shares of common stock and 7.7 million units of BREIT OP for a total of $3.3 billion. For the nine months ended September 30, 2023, the Company repurchased 667.8 million shares of common stock and 22.2 million units of BREIT OP for a total of $10.1 billion. During the months ended July 31, 2023, August 31, 2023, and September 30, 2023, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company’s Repurchase Plan. For the months ended July 31, 2023, August 31, 2023, and September 30, 2023, in accordance with the Repurchase Plan, the Company fulfilled repurchases equal to 2.0%, 2.0% and 1.0% of NAV, or 34%, 43% and 29% of repurchase requests, respectively.
For each of the three months ended March 31, 2023 and June 30, 2023, the Company received repurchase requests that exceeded the applicable repurchase limits under the Company’s Repurchase Plan.
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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2023
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1672	$0.1672	$0.1672	$0.1672
Stockholder servicing fee per share of common stock	(0.0319)	—	(0.0314)	(0.0092)
Net distributions declared per share of common stock	$0.1353	$0.1672	$0.1358	$0.1580

	Nine Months Ended September 30, 2023
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.4999	$0.4999	$0.4999	$0.4999
Stockholder servicing fee per share of common stock	(0.0940)	—	(0.0924)	(0.0271)
Net distributions declared per share of common stock	$0.4059	$0.4999	$0.4075	$0.4728

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at the beginning of the year	$344,145	$589,900
Settlement of current year performance participation allocation	—	360,504
Repurchases	—	(26,639)
Conversion to Class I and Class B units	(278,990)	(436,992)
Conversion to Class I and Class C shares	(65,304)	(128,205)
GAAP income allocation	1,923	531
Distributions	(1,308)	(6,732)
Fair value allocation	(102)	11,810
Ending balance	$364	$364,177
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2023 and December 31, 2022, $206.1 million and $209.3 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $18.5 million and $3.1 million during the three and nine months ended September 30, 2023, respectively, and $0.5 million and $45.8 million during the three and nine months ended September 30, 2022, respectively.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments	$1,804,577	$1,716,020	$5,499,152	$4,286,984
Variable lease payments	121,250	109,964	359,381	291,813
Rental revenue	$1,925,827	$1,825,984	$5,858,533	$4,578,797
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of September 30, 2023 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$454,964
2024	1,794,907
2025	1,673,430
2026	1,523,207
2027	1,312,781
2028	1,097,988
Thereafter	15,719,306
Total	$23,576,583

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2023, the Company had 98 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of September 30, 2023 ($ in thousands):

	Operating Leases	Financing Leases
2023 (remaining)	$9,235	$1,053
2024	37,089	4,266
2025	37,753	4,385
2026	37,920	4,507
2027	38,320	4,633
2028	38,674	4,763
Thereafter	2,590,648	559,373
Total undiscounted future lease payments	2,789,639	582,980
Difference between undiscounted cash flows and discounted cash flows	(2,146,368)	(505,030)
Total lease liability	$643,271	$77,950
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2023, the weighted average remaining lease term of the Company’s operating leases and financing leases was 60 years and 78 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed ground rent expense	$6,543	$5,009	$14,391	$9,542
Variable ground rent expense	2,729	2,418	15,554	2,428
Total cash portion of ground rent expense	9,272	7,427	29,945	11,970
Straight-line ground rent expense	2,546	2,170	13,469	8,240
Total operating lease costs	$11,818	$9,597	$43,414	$20,210
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on lease liabilities	$1,050	$1,021	$3,098	$3,014
Amortization of right-of-use assets	304	313	943	967
Total financing lease costs	$1,354	$1,334	$4,041	$3,981

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
The following table details the total assets by segment ($ in thousands):

	September 30, 2023	December 31, 2022
Rental Housing	$65,910,125	$68,464,413
Industrial	20,368,711	21,624,736
Net Lease	8,144,138	9,011,326
Data Centers	3,380,631	3,203,585
Hospitality	3,003,918	3,768,473
Office	2,946,855	3,293,163
Retail	2,544,667	2,722,839
Self Storage	749,800	2,247,351
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	23,940,400	25,363,546
Other (Corporate)	3,746,518	2,987,992
Total assets	$134,735,763	$142,687,424

The following table details the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,257,638	$351,055	$150,384	$—	$46,589	$12,838	$58,350	$48,973	$—	$1,925,827
Hospitality revenue	—	—	—	145,837	—	—	—	—	—	145,837
Other revenue	102,478	6,476	—	—	1,966	—	1,083	3,566	—	115,569
Total revenues	1,360,116	357,531	150,384	145,837	48,555	12,838	59,433	52,539	—	2,187,233
Expenses:
Rental property operating	774,713	113,575	480	—	15,068	2,278	26,369	26,088	—	958,571
Hospitality operating	—	—	—	103,585	—	—	—	—	—	103,585
Total expenses	774,713	113,575	480	103,585	15,068	2,278	26,369	26,088	—	1,062,156
(Loss) income from unconsolidated entities	(10,320)	(157,735)	—	(2,032)	16,585	(1,027)	873	—	—	(153,656)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	192,145	192,145
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	53,244	53,244
Loss from investments in equity securities(1)	(34,700)	—	—	—	—	—	—	—	—	(34,700)
Segment net operating income	$540,383	$86,221	$149,904	$40,220	$50,072	$9,533	$33,937	$26,451	$245,389	$1,182,110

Depreciation and amortization	$(585,907)	$(191,877)	$(51,878)	$(23,166)	$(23,335)	$(5,535)	$(32,841)	$(14,324)	$—	$(928,863)

General and administrative										(16,960)
Management fee										(209,297)
Impairment of investments in real estate										(60,952)
Income from interest rate derivatives										410,655
Net gain on dispositions of real estate										985,189
Interest expense, net										(808,169)
Loss on extinguishment of debt										(26,484)
Other expense										(10,602)
Net income										$516,627
Net loss attributable to non-controlling interests in third party joint ventures										$100,087
Net income attributable to non-controlling interests in BREIT OP										(28,420)
Net income attributable to BREIT stockholders										$588,294
(1) Included within Other Expense on the Condensed Consolidated Statements of Operations is $38.4 million of net unrealized loss related to equity securities.

The following table details the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,157,326	$343,401	$150,384	$—	$43,028	$12,836	$60,478	$58,531	$—	$1,825,984
Hospitality revenue	—	—	—	193,141	—	—	—	—	—	193,141
Other revenue	89,100	8,435	—	3,101	4,386	—	1,113	3,650	—	109,785
Total revenues	1,246,426	351,836	150,384	196,242	47,414	12,836	61,591	62,181	—	2,128,910
Expenses:
Rental property operating	679,947	104,140	513	—	13,427	1,839	22,174	28,559	—	850,599
Hospitality operating	—	—	—	137,345	—	—	—	—	—	137,345
Total expenses	679,947	104,140	513	137,345	13,427	1,839	22,174	28,559	—	987,944
(Loss) Income from unconsolidated entities	(9,039)	(22,340)	24,976	3,846	(22,025)	(47,797)	(630)	—	—	(73,009)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	30,319	30,319
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(8,798)	(8,798)
(Loss) income from investments in equity securities(1)	(37,704)	6,173	—	—	(6,147)	—	—	—	—	(37,678)
Segment net operating income (loss)	$519,736	$231,529	$174,847	$62,743	$5,815	$(36,800)	$38,787	$33,622	$21,521	$1,051,800

Depreciation and amortization	$(728,237)	$(195,442)	$(51,878)	$(31,833)	$(22,945)	$(6,970)	$(55,939)	$(34,457)	$—	$(1,127,701)

General and administrative										(13,223)
Management fee										(219,778)
Performance participation allocation										(194,361)
Income from interest rate derivatives										1,244,256
Net gain on dispositions of real estate										317,981
Interest expense, net										(695,047)
Loss on extinguishment of debt										(3,266)
Other expense										(15,782)
Net loss										$344,879
Net loss attributable to non-controlling interests in third party joint ventures										$43,549
Net income attributable to non-controlling interests in BREIT OP										(16,261)
Net loss attributable to BREIT stockholders										$372,167
(1) Included within Other Expense on the Condensed Consolidated Statements of Operations is $42.1 million of net unrealized/realized loss related to equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$3,838,602	$1,051,836	$451,153	$—	$142,878	$38,524	$176,221	$159,319	$—	$5,858,533
Hospitality revenue	—	—	—	564,802	—	—	—	—	—	564,802
Other revenue	278,164	19,506	—	7,686	5,747	—	3,330	10,460	—	324,893
Total revenues	4,116,766	1,071,342	451,153	572,488	148,625	38,524	179,551	169,779	—	6,748,228
Expenses:
Rental property operating	2,200,319	338,505	1,724	—	43,269	7,016	75,668	81,269	—	2,747,770
Hospitality operating	—	—	—	384,997	—	—	—	—	—	384,997
Total expenses	2,200,319	338,505	1,724	384,997	43,269	7,016	75,668	81,269	—	3,132,767
(Loss) income from unconsolidated entities	(25,467)	19,774	432,528	(2,746)	2,492	(46,111)	498	—	—	380,968
Income from investments in real estate debt	—	—	—	—	—	—	—	—	580,948	580,948
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	145,183	145,183
Loss from investments in equity securities(1)	(3,763)	—	—	—	—	—	—	—	—	(3,763)
Segment net operating income (loss)	$1,887,217	$752,611	$881,957	$184,745	$107,848	$(14,603)	$104,381	$88,510	$726,131	$4,718,797

Depreciation and amortization	$(1,849,657)	$(576,401)	$(155,634)	$(88,199)	$(73,239)	$(16,558)	$(106,044)	$(50,152)	$—	$(2,915,884)

General and administrative										(51,258)
Management fee										(643,800)
Impairment of investments in real estate										(178,667)
Income from interest rate derivatives										257,068
Net gain on dispositions of real estate										1,775,016
Interest expense, net										(2,336,050)
Loss on extinguishment of debt										(35,025)
Other expense										(57,081)
Net income										$533,116
Net loss attributable to non-controlling interests in third party joint ventures										$243,700
Net income attributable to non-controlling interests in BREIT OP										(34,643)
Net income attributable to BREIT stockholders										$742,173
(1) Included within Other Expense on the Condensed Consolidated Statements of Operations is $15.0 million of net unrealized loss related to equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$2,800,611	$1,022,959	$349,405	$—	$88,103	$32,263	$127,438	$158,018	$—	$4,578,797
Hospitality revenue	—	—	—	538,038	—	—	—	—	—	538,038
Other revenue	203,330	20,805	—	10,136	6,591	—	2,220	11,059	—	254,141
Total revenues	3,003,941	1,043,764	349,405	548,174	94,694	32,263	129,658	169,077	—	5,370,976
Expenses:
Rental property operating	1,587,211	325,378	1,119	—	26,259	5,001	45,967	76,250	—	2,067,185
Hospitality operating	—	—	—	376,620	—	—	—	—	—	376,620
Total expenses	1,587,211	325,378	1,119	376,620	26,259	5,001	45,967	76,250	—	2,443,805
(Loss) Income from unconsolidated entities	(66,238)	177,212	75,349	3,846	(5,238)	(132,940)	(489)	—	—	51,502
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(217,454)	(217,454)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(68,407)	(68,407)
(Loss) income from investments in equity securities(1)	(320,387)	(47,969)	27,334	—	(113,756)	—	—	—	—	(454,778)
Segment net operating income (loss)	$1,030,105	$847,629	$450,969	$175,400	$(50,559)	$(105,678)	$83,202	$92,827	$(285,861)	$2,238,034

Depreciation and amortization	$(1,903,579)	$(608,513)	$(120,768)	$(86,667)	$(46,017)	$(14,085)	$(122,013)	$(99,459)	$—	$(3,001,101)

General and administrative										(38,082)
Management fee										(621,556)
Performance participation allocation										(817,527)
Income from interest rate derivatives										2,634,100
Net gain on dispositions of real estate										740,395
Interest expense, net										(1,469,020)
Loss on extinguishment of debt										(10,665)
Other expense										(24,186)
Net loss										$(369,608)
Net loss attributable to non-controlling interests in third party joint ventures										$119,151
Net loss attributable to non-controlling interests in BREIT OP										1,946
Net loss attributable to BREIT stockholders										$(248,511)
(1) Included within Other Expense on the Condensed Consolidated Statements of Operations is $494.6 million of unrealized/realized loss related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.
18. Subsequent Events
The Bellagio Sale of Interest
On October 3, 2023, the Company sold a 23% common equity interest in a joint venture that owns a 95% interest in the Bellagio for $300.0 million. The Company also sold a preferred equity interest in the joint venture for $650.0 million. The Company controls the joint venture and will therefore continue to consolidate its investment in the Bellagio. The aggregate $950.0 million common and preferred equity interests will be included in the Company's total equity as non-controlling interests.

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
As of November 13, 2023, we had received net proceeds of $73.9 billion from the sale of 5.8 billion shares of our common stock in our continuous public offering and private offerings. We contributed the net proceeds to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the three months ended September 30, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent events affecting bank institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.

Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy and for our stockholders. Additionally, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Q3 2023 Highlights
Operating Results:
•Declared monthly net distributions totaling $666.9 million for the three months ended September 30, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.7%	4.5%	3.7%	4.4%
Year-to-Date Total Return, without upfront selling commissions(2)	2.7%	3.3%	2.7%	3.1%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(0.8)%	N/A	(0.8)%	1.6%
Inception-to-Date Total Return, without upfront selling commissions(2)	10.7%	11.6%	11.0%	11.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	10.1%	N/A	10.4%	11.2%
Investments:
•Sold 128 self storage properties, 20 rental housing properties, seven hospitality properties, two industrial properties, and one office property for total net proceeds of $3.4 billion. We recognized a net realized gain of $985.1 million, net of the impairment recognized during the quarter, related to the disposition of such properties.
•Included above is the sale of the Company’s wholly-owned interest in Simply Self Storage for net proceeds of $2.1 billion, resulting in a net realized gain of $697.1 million.
Capital and Financing Activity:
•Raised $0.7 billion from the sale of shares of our common stock during the three months ended September 30, 2023. Repurchased $3.3 billion of our shares and units from third-party investors during the three months ended September 30, 2023.
•Repaid $0.9 billion of property-level financings during the three months ended September 30, 2023.
Current Portfolio:
•Our portfolio as of September 30, 2023 consisted of investments in real estate (93% based on fair value) and investments in real estate debt (7%).
•Our 4,895 properties(3) as of September 30, 2023 consisted primarily of Rental Housing (53% based on fair value), Industrial (25%), Data Centers (8%) and Net Lease (6%), and our real estate portfolio was primarily concentrated in the following regions: South (37%), West (31%) and East (19%).
•Our investments in real estate debt as of September 30, 2023 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

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
(3)Excludes 28,490 single family rental homes. Such single family rental homes are included in the fair value amounts.
Subsequent Event Highlights
The Bellagio Sale of Interest
On October 3, 2023, the Company sold a 23% common equity interest in a joint venture that owns a 95% interest in the Bellagio for $300.0 million. The Company also sold a preferred equity interest in the joint venture for $650.0 million. The Company controls the joint venture and will therefore continue to consolidate its investment in the Bellagio. The aggregate $950.0 million common and preferred equity interest will be included in the Company's total equity as non-controlling interests.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of September 30, 2023:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2023:
(1) “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated Generally Accepted Accounting Principles (“GAAP”) Balance Sheets. “Property Sector” weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. “Region Concentration” represents regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of our real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third-party interests in such real estate properties. “Non-U.S.” reflects investments in Europe and Canada.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2023:

LAS VEGAS
9%
PHOENIX
4%
DALLAS
6%
ATLANTA
10%
MIAMI
4%

The select markets that are named represent BREIT’s top 5 metropolitan statistical areas (“MSAs”) by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each MSA divided by the total asset value of all real estate properties, excluding the value of any third-party interests in such real estate investments. BREIT is invested in additional MSAs that are not named above.
As of September 30, 2023, we owned a diversified portfolio of 4,895 properties and 28,490 single family rental homes concentrated in growth markets consisting of income producing assets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of September 30, 2023:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5) ($ in thousands)	Percentage of Total Revenues
Rental Housing(6)	1,154	275,229 units	93%	$15,053	$71,306,088	$4,292,080	56%
Industrial	3,215	447,384 sq. ft.	97%	$5.88	27,037,165	1,357,012	18%
Net Lease	2	15,409 sq. ft.	100%	N/A	8,577,190	450,177	6%
Data Centers	97	12,174 sq. ft.	100%	$14.80	6,684,931	323,751	4%
Retail	80	10,855 sq. ft.	96%	$19.14	2,849,080	192,314	3%
Hospitality	253	34,589 keys	73%	$187.95/$137.45	2,812,404	662,649	8%
Office	14	5,164 sq. ft.	99%	$41.18	2,734,036	218,478	3%
Self Storage	80	5,221 sq. ft.	89%	$14.30	953,485	169,779	2%
Total	4,895				$122,954,379	$7,666,240	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of September 30, 2023. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended September 30, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(3)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended September 30, 2023 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized September 30, 2023 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2023. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Based on fair value as of September 30, 2023.
(5)Segment revenue is presented for the nine months ended September 30, 2023 and includes our allocable share of revenues generated by unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2023:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	92%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	93%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	96%
Domain Multifamily	1	Dallas, TX	Sept. 2017	100%	395 units	95%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	6	Various	Various	100%	945 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	90%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	90%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	93%
Blue Hills Multifamily	1	Boston, MA	May 2018	100%	472 units	91%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville & Orlando, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	96%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	93%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	11	Various	Feb. 2019	100%	2,975 units	93%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	94%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	93%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	88%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	93%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	2	Denver & Fort Collins, CO	May 2019	100%	603 units	93%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	91%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	86%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	92%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	92%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	90%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	96%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	91%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	91%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	92%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	93%
Arium Multifamily Portfolio	4	Various	Dec. 2019	100%	1,284 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	95%
Acorn Multifamily Portfolio	17	Various	Feb. & May 2020	98%	6,839 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	91%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	92%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	93%
Grizzly Multifamily Portfolio	2	Atlanta, GA & Nashville, TN	Oct. & Nov. 2020	100%	767 units	94%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Jaguar Multifamily Portfolio	9	Various	Nov. & Dec. 2020	100%	3,014 units	91%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	95%
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	92%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	92%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	95%
Rosery Multifamily Portfolio	1	Largo, FL	April 2021	100%	224 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	95%
Acorn 2.0 Multifamily Portfolio	16	Various	Various	98%	6,409 units	93%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	3	Various	June & Aug. 2021	100%	876 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	91%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	96%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	88%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	92%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	93%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	87%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	90%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	92%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	93%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	95%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	92%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	95%
Rapids Multifamily Portfolio	37	Various	May 2022	100%	11,245 units	92%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,594 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	95%
Southwest MH	10	Various	June 2018	99.6%	2,249 units	90%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	90%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	94%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	97%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	95%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	84%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	24	Various	Dec. 2020	99.6%	6,176 units	88%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	96%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	96%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	97%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	88%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	95%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	92%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	149	Various	Aug. 2022	69%	35,813 units	94%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,490 units	91%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	89%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Ace Affordable Housing Portfolio(6)	528	Various	Dec. 2021	Various(6)	68,855 units	95%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	98%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	97%
Total Rental Housing	1,154				275,229 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	100%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	100%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	134	Various	March 2018	100%	19,651 sq. ft.	97%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	86	Various	Nov. 2018	99%	11,185 sq. ft.	99%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	95%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	97%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	97%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	99%
Jupiter 12 Industrial Portfolio	292	Various	Sept. 2019	100%	57,655 sq. ft.	97%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	95%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	89%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	18	Various	Jan. & Aug. 2021	85%	2,854 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	93%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	90%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,732 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	131	Various	Oct. 2021	Various	34,939 sq. ft.	98%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,218 sq. ft.	97%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	327	Various	Nov. 2021	12%	69,916 sq. ft.	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	100%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	99%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(7)	68	Various	Dec. 2021	23%	10,784 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	87%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,624	Various Europe	Various	15%	151,838 sq. ft.	N/A
Total Industrial	3,215				447,384 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	95%	8,507 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	83	Various	Aug. 2021	33.5%	9,481 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(9)	N/A	Various	May 2022	12%	N/A	N/A
Total Data Centers	97				12,174 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	92%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	98%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	93%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,229 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	98%
Pike Retail Portfolio(4)(10)	48	Various	June 2022	Various	5,158 sq. ft.	94%
Total Retail	80				10,855 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	72%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	59%
Florida Select-Service 4-Pack	3	Tampa & Orlando, FL	July 2017	100%	348 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	65%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	76%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	84%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	88%
Corporex Select Service Portfolio	2	Various	Aug. 2018	100%	225 keys	81%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	68%
Salt Lake City Select Service 3 Pack	3	Salt Lake City, UT	Nov. 2018	60%	454 keys	73%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	81%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	74%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	68%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	65%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	73%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	84%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	73%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	66%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	71%
Total Hospitality	253				34,589 keys

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(4)	2	Various	June 2022	100%	258 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,164 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,320 sq. ft.	90%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	90%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	88%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	88%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	157 sq. ft.	91%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	91%
Flamingo Self Storage Portfolio	6	Various	Various	98%	399 sq. ft.	89%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,813 sq. ft.	88%
Total Self Storage	80				5,221 sq. ft.

Total Investments in Real Estate	4,895
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
(3)For our industrial, net lease, data centers, office and retail investments, occupancy includes all leased square footage as of September 30, 2023. For our multifamily and student housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended September 30, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(4)Represents acquisition of Preferred Apartment Communities Inc. (“PAC”).
(5)Includes a 100% interest in 17,809 consolidated single family rental homes, a 44% interest in 8,894 unconsolidated single family rental homes, and a 12% interest in 1,787 unconsolidated single family rental homes.
(6)Includes various ownership interests in 478 consolidated affordable housing units and 50 unconsolidated affordable housing units.
(7)Investment is unconsolidated.
(8)Includes various ownership interests in 105 consolidated industrial properties and 26 unconsolidated industrial properties.
(9)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a wireless tower business.
(10)Includes 47 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of September 30, 2023 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	209	$31,901	2%	4,863	2%
2024	716	166,431	9%	27,678	14%
2025	704	151,967	8%	22,809	11%
2026	720	207,150	11%	35,209	18%
2027	700	213,796	12%	31,032	15%
2028	599	201,153	11%	29,589	15%
2029	219	109,646	6%	13,295	7%
2030	137	113,451	6%	12,948	6%
2031	95	33,246	2%	4,221	2%
2032	66	44,525	2%	3,382	2%
Thereafter	183	567,344	31%	16,668	8%
Total	4,348	$1,840,610	100%	201,694	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2023 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of September 30, 2023:

Credit Rating[1]

A
1%
CCC
<1%
BBB
11%
Private
CRE Loans
15%
Not Rated[2]
38%
BB
18%
B
17%

Collateral Type[1]

Diversified
1%
Other
4%
Office
4%
Net Lease
11%
Rental
Housing
33%
Hospitality
15%
Industrial
32%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 50% industrial and 43% rental housing assets, and include interest-only securities with a fair value of $27.0 million.

The following table details our investments in real estate debt as of September 30, 2023 ($ in thousands):

	September 30, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/27/2033	$7,642,934	$7,571,006	$7,014,592
RMBS	4.5%	2/11/2056	382,544	371,416	270,721
Corporate bonds	4.9%	3/16/2031	89,494	100,074	85,735
Total real estate securities	8.8%	5/15/2034	8,114,972	8,042,496	7,371,048
Commercial real estate loans	+5.8%	10/11/2026	1,185,605	1,197,232	1,189,418
Other investments(5)	5.7%	9/21/2029	194,030	169,304	160,296
Total investments in real estate debt	8.9%	4/1/2033	$9,494,607	$9,409,032	$8,720,762
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)“+” refers to the relevant floating benchmark rates, which include USD LIBOR, EURIBOR, SOFR and SONIA, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of September 30, 2023 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of September 30, 2023, we have interest rate swaps outstanding with a notional value of $0.8 billion that effectively converts a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.2 billion as of September 30, 2023. In addition, CMBS includes zero-coupon securities of $0.4 billion as of September 30, 2023.
(5)Includes an interest in an unconsolidated joint venture that holds investments in real estate securities.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023 and 2022 ($ in thousands, except per share data):

	Three Months Ended September 30,		Change
	2023	2022	$
Revenues
Rental revenue	$1,925,827	$1,825,984	$99,843
Hospitality revenue	145,837	193,141	(47,304)
Other revenue	115,569	109,785	5,784
Total revenues	2,187,233	2,128,910	58,323
Expenses
Rental property operating	958,571	850,599	107,972
Hospitality operating	103,585	137,345	(33,760)
General and administrative	16,960	13,223	3,737
Management fee	209,297	219,778	(10,481)
Performance participation allocation	—	194,361	(194,361)
Impairment of investments in real estate	60,952	—	60,952
Depreciation and amortization	928,863	1,127,701	(198,838)
Total expenses	2,278,228	2,543,007	(264,779)
Other income (expense)
Loss from unconsolidated entities	(153,656)	(73,009)	(80,647)
Income from investments in real estate debt	192,145	30,319	161,826
Change in net assets of consolidated securitization vehicles	53,244	(8,798)	62,042
Income from interest rate derivatives	410,655	1,244,256	(833,601)
Net gain on dispositions of real estate	985,189	317,981	667,208
Interest expense, net	(808,169)	(695,047)	(113,122)
Loss on extinguishment of debt	(26,484)	(3,266)	(23,218)
Other expense (income)	(45,302)	(53,460)	8,158
Total other income (expense)	607,622	758,976	(151,354)
Net income	$516,627	$344,879	$171,748
Net loss attributable to non-controlling interests in third party joint ventures	$100,087	$43,549	$56,538
Net income attributable to non-controlling interests in BREIT OP	(28,420)	(16,261)	(12,159)
Net income attributable to BREIT stockholders	$588,294	$372,167	$216,127
Net income per share of common stock — basic and diluted	$0.14	$0.08	$0.06
Rental Revenue
During the three months ended September 30, 2023, rental revenue increased $99.8 million as compared to the three months ended September 30, 2022. The increase can primarily be attributed to a $71.6 million increase in same property revenues and a $28.2 million increase in non-same property revenues due to the real estate acquisitions we made from July 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended September 30, 2023, hospitality revenue decreased $47.3 million as compared to the three months ended September 30, 2022. The decrease can primarily be attributed to a $48.8 million decrease in non-same property revenues due to the real estate dispositions we made from July 1, 2022 to September 30, 2023, partially offset by a $1.5 million increase in same property revenues. See Same Property Results of Operations section for further details of the increase in same property revenues.

Other Revenue
During the three months ended September 30, 2023, other revenue increased $5.8 million as compared to the three months ended September 30, 2022. The increase can primarily be attributed to a $6.5 million increase in same property revenues, partially offset by a $0.7 million decrease in non-same property revenues due to the real estate dispositions we made from July 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Rental Property Operating Expenses
During the three months ended September 30, 2023, rental property operating expenses increased $108.0 million as compared to the three months ended September 30, 2022. The increase can primarily be attributed to a $40.8 million increase in same property operating expenses and a $67.2 million increase in non-same property operating expenses due to the real estate acquisitions we made from July 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2023, hospitality operating expenses decreased $33.8 million as compared to the three months ended September 30, 2022. The decrease can primarily be attributed to a $37.0 million decrease in non-same property expenses due to the real estate dispositions we made from July 1, 2022 to September 30, 2023, partially offset by a $3.2 million increase in same property operating expenses. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the three months ended September 30, 2023, the management fee decreased $10.5 million compared to the three months ended September 30, 2022. The decrease was due to a lower average NAV during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Performance Participation Allocation
During the three months ended September 30, 2023, the performance participation allocation expense decreased $194.4 million compared to the three months ended September 30, 2022. The decrease was primarily the result of a lower total return for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Impairment of Investments in Real Estate

During the three months ended September 30, 2023, we recognized an impairment of $61.0 million related predominantly to seven affordable housing properties and to a lesser extent single family rental homes. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of these investments in the near term. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the three months ended September 30, 2023, depreciation and amortization decreased $198.8 million compared to the three months ended September 30, 2022. The decrease was primarily driven by the impact of disposition activity from July 1, 2022 through September 30, 2023 and the full amortization of certain intangible assets.
Loss from Unconsolidated Entities
During the three months ended September 30, 2023, loss from unconsolidated entities increased $80.6 million compared to the three months ended September 30, 2022. The increase was primarily attributable to a decrease of $47.1 million of income from unconsolidated entities and a decrease of $33.5 million in the fair value of unconsolidated entities.

Income from Investments in Real Estate Debt
During the three months ended September 30, 2023, income from investments in real estate debt increased $161.8 million compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, we had net unrealized gains on our investments in real estate debt of $23.5 million and for the three months ended September 30, 2022, we had net unrealized losses on our investments in real estate debt of $133.2 million.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended September 30, 2023, the change in net assets of consolidated securitization vehicles increased $62.0 million compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $50.2 million in net unrealized/realized gains and an increase of $11.8 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
Income from Interest Rate Derivatives
During the three months ended September 30, 2023, income from interest rate derivatives decreased $833.6 million compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in net unrealized/realized gains on derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended September 30, 2023, net gain on dispositions of real estate increased $667.2 million compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, we recorded $985.2 million of net gains from the disposition of 128 self storage properties, 20 rental housing properties, seven hospitality properties, two industrial properties and one office property. During the three months ended September 30, 2022, we recorded $318.0 million of net gain from the dispositions of 24 rental housing properties and 23 industrial properties. The number of properties excludes single family rental homes sold.
Interest Expense, Net
During the three months ended September 30, 2023, net interest expense increased $113.1 million compared to the three months ended September 30, 2022. The increase was primarily due to the incremental financing we obtained in connection with new investments as well as an increase in floating interest rates.
Other Expense
During the three months ended September 30, 2023, other income increased $8.2 million compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, we had net unrealized losses on our investments in equity securities of $38.4 million and for the three months ended September 30, 2022, we had net unrealized/realized losses on our investments in equity securities of $42.1 million.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2023 and 2022 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2023	2022	$
Revenues
Rental revenue	$5,858,533	$4,578,797	$1,279,736
Hospitality revenue	564,802	538,038	26,764
Other revenue	324,893	254,141	70,752
Total revenues	6,748,228	5,370,976	1,377,252
Expenses
Rental property operating	2,747,770	2,067,185	680,585
Hospitality operating	384,997	376,620	8,377
General and administrative	51,258	38,082	13,176
Management fee	643,800	621,556	22,244
Performance participation allocation	—	817,527	(817,527)
Impairment of investments in real estate	178,667	—	178,667
Depreciation and amortization	2,915,884	3,001,101	(85,217)
Total expenses	6,922,376	6,922,071	305
Other income (expense)
Income from unconsolidated entities	380,968	51,502	329,466
Income (loss) from investments in real estate debt	580,948	(217,454)	798,402
Change in net assets of consolidated securitization vehicles	145,183	(68,407)	213,590
Income from interest rate derivatives	257,068	2,634,100	(2,377,032)
Net gain on dispositions of real estate	1,775,016	740,395	1,034,621
Interest expense, net	(2,336,050)	(1,469,020)	(867,030)
Loss on extinguishment of debt	(35,025)	(10,665)	(24,360)
Other expense	(60,844)	(478,964)	418,120
Total other income	707,264	1,181,487	(474,223)
Net income (loss)	$533,116	$(369,608)	$902,724
Net loss attributable to non-controlling interests in third party joint ventures	$243,700	$119,151	$124,549
Net (income) loss attributable to non-controlling interests in BREIT OP	(34,643)	1,946	(36,589)
Net income (loss) attributable to BREIT stockholders	$742,173	$(248,511)	$990,684
Net income (loss) per share of common stock — basic and diluted	$0.16	$(0.06)	$0.22
Rental Revenue
During the nine months ended September 30, 2023, rental revenue increased $1.3 billion as compared to the nine months ended September 30, 2022. The increase can primarily be attributed to a $0.2 billion increase in same property revenues and a $1.1 billion increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the nine months ended September 30, 2023, hospitality revenue increased $26.8 million as compared to the nine months ended September 30, 2022. The increase can primarily be attributed to a $28.0 million increase in same property revenues, partially offset by a $1.2 million decrease in non-same property revenues due to the real estate dispositions we made from January 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the nine months ended September 30, 2023, other revenue increased $70.8 million as compared to the nine months ended September 30, 2022. The increase can primarily be attributed to a $14.5 million increase in same property revenues and a $56.3 million increase in non-same property revenues due to the real estate acquisitions we made from January 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the nine months ended September 30, 2023, rental property operating expenses increased $680.6 million as compared to the nine months ended September 30, 2022. The increase can primarily be attributed to a $83.5 million increase in same property operating expenses and a $597.1 million increase in non-same property operating expenses due to the real estate acquisitions we made from January 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the nine months ended September 30, 2023, hospitality operating expenses increased $8.4 million as compared to the nine months ended September 30, 2022. The increase can primarily be attributed to a $20.7 million increase in same property operating expenses, partially offset by a $12.3 million decrease in non-same property expenses due to the real estate dispositions we made from January 1, 2022 to September 30, 2023. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
Management Fee
During the nine months ended September 30, 2023, the management fee increased $22.2 million compared to the nine months ended September 30, 2022. The increase was due to a higher average NAV during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Performance Participation Allocation
During the nine months ended September 30, 2023, the performance participation allocation expense decreased $817.5 million compared to the nine months ended September 30, 2022. The decrease was primarily the result of a lower total return for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Impairment of Investments in Real Estate

During the nine months ended September 30, 2023, we recognized impairments in the aggregate amount of $178.7 million including (i) $166.2 million related to one office property, 19 affordable housing properties, and to a lesser extent single family rental homes, as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of these investments in the near term and (ii) $12.5 million on certain held-for-sale real estate investments for which the carrying amount of such properties exceeded their fair value, less estimated closing costs. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the nine months ended September 30, 2023, depreciation and amortization decreased $85.2 million compared to the nine months ended September 30, 2022. The decrease was primarily driven by the impact of disposition activity from January 1, 2022 through September 30, 2023 and the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the nine months ended September 30, 2023, income from unconsolidated entities increased $329.5 million compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $468.6 million due to a net realized gain on the sale of our interests in unconsolidated entities, partially offset by a decrease of $80.3 million in the fair value of unconsolidated entities and a decrease of $58.8 million of income from unconsolidated entities.
Income (Loss) from Investments in Real Estate Debt
During the nine months ended September 30, 2023, income from investments in real estate debt increased $798.4 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had net unrealized/realized gains on our investments in real estate debt of $49.3 million and for the nine months ended September 30, 2022, we had net unrealized/realized losses on our investments in real estate debt of $686.7 million.

Change in Net Assets of Consolidated Securitization Vehicles
During the nine months ended September 30, 2023, the change in net assets of consolidated securitization vehicles increased $213.6 million compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $180.7 million in net unrealized/realized gains and an increase of $32.9 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
Income from Interest Rate Derivatives
During the nine months ended September 30, 2023, income from interest rate derivatives decreased $2.4 billion compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in net unrealized/realized gains on derivatives.
Net Gain on Dispositions of Real Estate
During the nine months ended September 30, 2023, net gain on dispositions of real estate increased $1.0 billion compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we recorded $1.8 billion of net gains from the sale of 128 self storage properties, 93 rental housing properties, 14 hospitality properties, 14 industrial properties, four retail properties and one office property. During the nine months ended September 30, 2022, we recorded $0.7 billion of net gain from the disposition of 46 rental housing properties and 58 industrial properties. The number of properties excludes single family rental homes sold.
Interest Expense, Net
During the nine months ended September 30, 2023, net interest expense increased $867.0 million compared to the nine months ended September 30, 2022. The increase was primarily due to the incremental financing we obtained in connection with new investments as well as an increase in floating interest rates.
Other Expense
During the nine months ended September 30, 2023, other expense decreased $418.1 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had net unrealized loss on our investments in equity securities of $15.0 million and for the nine months ended September 30, 2022, we had net unrealized/realized losses on our investments in equity securities of $494.6 million.

Same Property Results of Operations

Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) lease termination fees, (vii) property expenses not core to the operations of such properties, and (viii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income from interest rate derivatives, (h) net gain (loss) on dispositions of real estate, (i) interest expense, net, (j) gain (loss) on extinguishment of debt, (k) other income (expense), and (l) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties are not included in same property results until the properties have achieved stabilization for both full periods presented. We define stabilization for the property as the earlier of (i) achieving 90% occupancy or (ii) 12 months after receiving a certificate of occupancy. Certain assets are excluded from same property results and are considered non-same property, including (i) properties held-for-sale, (ii) properties that are being redeveloped, (iii) properties identified for future sale, and (iv) interests in unconsolidated entities under contract for sale with hard deposit or other factors ensuring the buyer’s performance. We do not consider our investments in the real estate debt segment or equity securities to be same property.

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

For the three months ended September 30, 2023 and September 30, 2022, our same property portfolio consisted of 951 rental housing, 3,107 industrial, two net lease, 19 data centers, 44 hotel, 80 self storage, 79 retail, and 13 office properties. The following table reconciles GAAP net loss to same property NOI for the three months ended September 30, 2023 and September 30, 2022 ($ in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$
Net income	$516,627	$344,879	$171,748
Adjustments to reconcile to same property NOI
General and administrative	16,960	13,223	3,737
Management fee	209,297	219,778	(10,481)
Performance participation allocation	—	194,361	(194,361)
Impairment of investments in real estate	60,952	—	60,952
Depreciation and amortization	928,863	1,127,701	(198,838)
Loss from unconsolidated entities	153,656	73,009	80,647
Income from investments in real estate debt	(192,145)	(30,319)	(161,826)
Change in net assets of consolidated securitization vehicles	(53,244)	8,798	(62,042)
Income from interest rate derivatives	(410,655)	(1,244,256)	833,601
Net gain on dispositions of real estate	(985,189)	(317,981)	(667,208)
Interest expense, net	808,169	695,047	113,122
Loss on extinguishment of debt	26,484	3,266	23,218
Other expense	45,302	53,460	(8,158)
Non-core property expenses	171,314	144,024	27,290
Incentive compensation awards(1)	20,575	8,911	11,664
Lease termination fees	(1,321)	(4,004)	2,683
Amortization of above- and below-market lease intangibles	(17,016)	(16,500)	(516)
Straight-line rental income and expense	(42,771)	(50,206)	7,435
NOI from unconsolidated entities	206,616	198,012	8,604
NOI attributable to non-controlling interests in third party joint ventures	(100,176)	(48,316)	(51,860)
NOI attributable to BREIT stockholders	1,362,298	1,372,887	(10,589)
Less: Non-same property NOI attributable to BREIT stockholders	265,118	318,781	(53,663)
Same property NOI attributable to BREIT stockholders	$1,097,180	$1,054,106	$43,074
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended September 30, 2023 and September 30, 2022 ($ in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$1,486,077	$1,414,507	$71,570	5%
Hospitality revenue	110,801	109,315	1,486	1%
Other revenue	58,990	52,510	6,480	12%
Total revenues	1,655,868	1,576,332	79,536	5%

Rental property operating	546,573	505,729	40,844	8%
Hospitality operating	76,509	73,339	3,170	4%
Total expenses	623,082	579,068	44,014	8%

Same property NOI attributable to non-controlling interests in third party joint ventures	(52,321)	(51,304)	(1,017)	2%
Consolidated same property NOI attributable to BREIT stockholders	980,465	945,960	34,505	4%
Same property NOI from unconsolidated entities	116,715	108,146	8,569	8%
Same property NOI attributable to BREIT stockholders	$1,097,180	$1,054,106	$43,074	4%

Same Property – Rental Revenue
Same property rental revenue increased $71.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to a $56.6 million increase in base rental revenue, a $6.0 million increase in tenant reimbursement income, and a $9.0 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			September 30, 2023 vs. September 30, 2022
	Three Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$907,647	$871,238	$36,409	(1)%	+5%
Industrial	251,099	234,510	16,589	—%	+7%
Net Lease	115,999	113,725	2,274	—%	+2%
Self Storage	18,172	18,468	(296)	(3)%	+2%
Retail	40,209	39,812	397	+2%	(1)%
Data Centers	9,954	9,790	164	—%	+2%
Office	23,894	22,847	1,047	+1%	+4%
Total base rental revenue	$1,366,974	$1,310,390	$56,584
Same Property – Hospitality Revenue
Same property hospitality revenue increased $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. ADR for the hotels in our same property portfolio increased to $178 from $177, while occupancy increased 1% and RevPAR increased to $135 from $133 during the three months ended September 30, 2023 compared to three months ended September 30, 2022.
Same Property – Other Revenue
Same property other revenue increased $6.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the three months ended September 30, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $40.8 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in rental property operating expenses for the three months ended September 30, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $3.2 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended September 30, 2023.
Non-same Property NOI
Due to our substantial fundraising in 2022 and deployment of the net proceeds raised into new property acquisitions, non-same property NOI is not comparable period-over-period.

For the nine months ended September 30, 2023 and September 30, 2022, our same property portfolio consisted of 840 rental housing, 1,519 industrial, one net lease, 16 data centers, 44 hotel, 54 self storage, 32 retail, and six office properties. The following table reconciles GAAP net loss to same property NOI for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$
Net income (loss)	$533,116	$(369,608)	$902,724
Adjustments to reconcile to same property NOI
General and administrative	51,258	38,082	13,176
Management fee	643,800	621,556	22,244
Performance participation allocation	—	817,527	(817,527)
Impairment of investments in real estate	178,667	—	178,667
Depreciation and amortization	2,915,884	3,001,101	(85,217)
Income from unconsolidated entities	(380,968)	(51,502)	(329,466)
(Income) loss from investments in real estate debt	(580,948)	217,454	(798,402)
Change in net assets of consolidated securitization vehicles	(145,183)	68,407	(213,590)
Income from interest rate derivatives	(257,068)	(2,634,100)	2,377,032
Net gain on dispositions of real estate	(1,775,016)	(740,395)	(1,034,621)
Interest expense, net	2,336,050	1,469,020	867,030
Loss on extinguishment of debt	35,025	10,665	24,360
Other expense	60,844	478,964	(418,120)
Non-core property expenses	499,506	315,628	183,878
Incentive compensation awards(1)	34,461	28,233	6,228
Lease termination fees	(3,591)	(5,651)	2,060
Amortization of above- and below-market lease intangibles	(48,844)	(45,145)	(3,699)
Straight-line rental income and expense	(131,528)	(117,187)	(14,341)
NOI from unconsolidated entities	599,776	506,204	93,572
NOI attributable to non-controlling interests in third party joint ventures	(321,221)	(75,881)	(245,340)
NOI attributable to BREIT stockholders	4,244,020	3,533,372	710,648
Less: Non-same property NOI attributable to BREIT stockholders	1,650,314	1,095,322	554,992
Same property NOI attributable to BREIT stockholders	$2,593,706	$2,438,050	$155,656
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$3,562,212	$3,352,167	$210,045	6%
Hospitality revenue	342,546	314,530	28,016	9%
Other revenue	132,034	117,569	14,465	12%
Total revenues	4,036,792	3,784,266	252,526	7%

Rental property operating	1,307,291	1,223,781	83,510	7%
Hospitality operating	224,946	204,216	20,730	10%
Total expenses	1,532,237	1,427,997	104,240	7%

Same property NOI attributable to non-controlling interests in third party joint ventures	(122,653)	(118,957)	(3,696)	3%
Consolidated same property NOI attributable to BREIT stockholders	2,381,902	2,237,312	144,590	6%
Same property NOI from unconsolidated entities	211,804	200,738	11,066	6%
Same property NOI attributable to BREIT stockholders	$2,593,706	$2,438,050	$155,656	6%

Same Property – Rental Revenue
Same property rental revenue increased $210.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to a $173.0 million increase in base rental revenue, a $27.2 million increase in tenant reimbursement income as a result of higher operating expenses, and a $9.8 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			2023 vs. 2022
	Nine Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$2,175,653	$2,056,965	$118,688	(1)%	+7%
Industrial	733,172	685,791	47,381	(1)%	+8%
Net Lease	194,997	191,174	3,823	—%	+2%
Self Storage	35,999	35,189	810	(2)%	+4%
Retail	72,075	70,966	1,109	—%	+1%
Data Centers	19,995	19,567	428	—%	+2%
Office	32,238	31,481	757	+1%	+1%
Total base rental revenue	$3,264,129	$3,091,133	$172,996

Same Property – Hospitality Revenue
Same property hospitality revenue increased $28.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. ADR for the hotels in our same property portfolio increased to $188 from $182 while occupancy increased 5% and RevPAR increased to $141 from $130 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Same Property – Other Revenue
Same property other revenue increased $14.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the nine months ended September 30, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $83.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in rental property operating expenses for the nine months ended September 30, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $20.7 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the nine months ended September 30, 2023.

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
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) changes in fair value of financial instruments, (iv) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (v) straight-line rental income and expense, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, (ix) organization costs, (x) severance costs, (xi) net forfeited investment deposits, (xii) amortization of above- and below-market lease intangibles, (xiii) gain or loss on involuntary conversion, and adding (xiv) proceeds from interest rate contract receivables, and (xv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iii) stockholder servicing fees paid during the period, (iv) realized gains or losses on financial instruments, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
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

The following table presents a reconciliation of net income (loss) attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to BREIT stockholders	$588,294	$372,167	$742,173	$(248,511)
Adjustments to arrive at FFO:
Depreciation and amortization	1,016,398	1,224,323	3,170,608	3,309,963
Impairment of investments in real estate	60,952	—	178,667	—
Net gain on dispositions of real estate	(981,995)	(314,930)	(2,232,530)	(729,276)
Net loss on change in control	—	—	3,932	—
Amount attributable to non-controlling interests for above adjustments	(95,200)	(83,944)	(293,887)	(211,532)
FFO attributable to BREIT stockholders	588,449	1,197,616	1,568,963	2,120,644
Adjustments to arrive at AFFO:
Performance participation allocation	—	194,361	—	817,527
Incentive compensation awards	20,295	8,911	38,571	28,233
Loss on extinguishment of debt	26,484	3,266	35,025	10,665
Changes in fair value of financial instruments(1)	(6,348)	(1,043,418)	(97,433)	(1,166,040)
Straight-line rental income and expense	(54,496)	(75,613)	(156,600)	(176,408)
Amortization of deferred financing costs	63,791	52,354	189,244	119,139
Amortization of restricted stock awards	10,370	1,315	24,990	1,677
Amortization of mortgage premium/discount	5,831	5,698	19,460	2,404
Organization costs	1,011	—	2,513	—
Severance costs	1,669	22,172	5,800	22,172
Net forfeited investment deposits	(550)	—	8,630	—
Amortization of above and below-market lease intangibles	(10,753)	(13,360)	(35,118)	(39,430)
Proceeds from interest rate contract receivables	15,941	—	15,941	—
Amount attributable to non-controlling interests for above adjustments	15,061	33,080	17,364	19,372
AFFO attributable to BREIT stockholders	676,755	386,382	1,637,350	1,759,955
Adjustments to arrive at FAD:
Management fee	209,297	219,778	643,800	621,556
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(193,798)	(138,776)	(457,760)	(330,102)
Stockholder servicing fees	(52,279)	(56,963)	(158,164)	(157,588)
Realized (gains) losses on financial instruments(1)	(287,176)	56,308	(305,473)	(400,352)
Amount attributable to non-controlling interests for above adjustments	(4,481)	(5,771)	(12,122)	(1,389)
FAD attributable to BREIT stockholders	$348,318	$460,958	$1,347,631	$1,492,080

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C common stock, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2023 ($ and shares/units in thousands):

Components of NAV	September 30, 2023
Investments in real estate	$111,589,088
Investments in real estate debt	8,720,762
Investments in unconsolidated entities	11,365,291
Cash and cash equivalents	1,931,616
Restricted cash	735,897
Other assets	6,085,643
Mortgage notes, term loans, and revolving credit facilities, net	(60,827,420)
Secured financings of investments in real estate debt	(4,614,044)
Subscriptions received in advance	(41,167)
Other liabilities	(3,503,597)
Accrued performance participation allocation	—
Management fee payable	(68,963)
Accrued stockholder servicing fees(1)	(16,955)
Non-controlling interests in joint ventures	(5,392,369)
Net Asset Value	$65,963,782
Number of outstanding shares/units(2)	4,458,693

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of September 30, 2023, the Company has accrued under GAAP $1.0 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(2)As of September 30, 2023, no Class F shares/units were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$22,582,028	$37,279,195	$920,615	$2,299,074	$31,151	$2,851,719	$65,963,782
Number of outstanding shares/units(2)	1,525,500	2,516,715	63,163	158,761	2,035	192,519	4,458,693
NAV Per Share/Unit as of September 30, 2023	$14.8031	$14.8127	$14.5752	$14.4814	$15.3038	$14.8127
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.
(2)As of September 30, 2023, no Class F shares/units were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2023:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.0%	5.5%
Industrial	7.3%	5.9%
Net Lease	7.2%	5.7%
Hospitality	9.9%	9.1%
Data Centers	7.4%	6.2%
Self Storage	7.5%	6.1%
Office	6.8%	5.3%
Retail	7.3%	6.2%
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

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.0%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(0.7)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.3%	+2.7%	+1.4%	+1.1%	+2.5%	+3.5%	+2.6%
(weighted average)	0.25% increase	(2.7)%	(3.0)%	(2.4)%	(1.3)%	(1.0)%	(2.3)%	(3.2)%	(2.4)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2023
Stockholders’ equity	$40,592,505
Non-controlling interests attributable to BREIT OP	2,471,888
Redeemable non-controlling interest	364
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	43,064,757
Adjustments:
Accrued stockholder servicing fees	978,724
Accrued affiliate incentive compensation awards	(46,520)
Accumulated depreciation and amortization under GAAP	10,518,399
Unrealized net real estate and real estate debt appreciation	11,448,422
NAV	$65,963,782
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
Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock received the same aggregate gross distribution of $0.4999 per share for the nine months ended September 30, 2023. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2023:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 31, 2023	$0.0451	$0.0558	$0.0453	$0.0527
February 28, 2023	0.0451	0.0548	0.0452	0.0520
March 31, 2023	0.0451	0.0557	0.0453	0.0527
April 30, 2023	0.0451	0.0553	0.0453	0.0524
May 31, 2023	0.0451	0.0557	0.0453	0.0526
June 30, 2023	0.0451	0.0554	0.0453	0.0524
July 31, 2023	0.0451	0.0558	0.0453	0.0527
August 31, 2023	0.0451	0.0559	0.0453	0.0528
September 30, 2023	0.0451	0.0555	0.0452	0.0525
Total	$0.4059	$0.4999	$0.4075	$0.4728

The following tables summarize our distributions declared during the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,120,271	54%	$950,847	48%
Reinvested in shares	966,187	46%	1,040,867	52%
Total distributions	$2,086,458	100%	$1,991,714	100%
Sources of Distributions
Cash flows from operating activities(1)	$2,086,458	100%	$1,991,714	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$2,086,458	100%	$1,991,714	100%

Cash flows from operating activities	$2,135,784		$2,197,980
Funds from Operations(2)	$1,568,963		$2,120,644
Adjusted Funds from Operations(2)	$1,637,350		$1,759,955
Funds Available for Distribution(2)	$1,347,631		$1,492,080

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

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $9.7 billion of liquidity as of November 10, 2023. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $8.6 billion as well as unrestricted cash and cash equivalents of $1.1 billion. We also generate incremental liquidity through our operating cash flows, which were $2.1 billion for the nine months ended September 30, 2023. In addition, we remain moderately leveraged (46% as of September 30, 2023) and can generate additional liquidity through additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $8.7 billion as of September 30, 2023. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $73.9 billion as of November 10, 2023.

Capital Resources
As of September 30, 2023, our indebtedness included loans secured by our properties, master repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of September 30, 2023 ($ in thousands):

	September 30, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.7%	1/21/2029	N/A	$24,083,698	$25,152,361
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.5%	3/22/2027	N/A	32,302,207	34,141,570
Variable rate warehouse facilities(4)	+2.0%	10/8/2025	$4,388,249	3,603,386	3,728,340
Variable rate secured revolving credit facilities(5)	+1.6%	12/24/2025	$3,863,432	1,382,749	2,608,778
Total variable rate loans	+2.4%	1/13/2027		37,288,342	40,478,688
Total loans secured by our properties	6.1%	10/30/2027		61,372,040	65,631,049

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.4%	6/28/2024	N/A	4,614,044	4,966,685

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	+2.5%	1/24/2024	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	1,126,923

Total indebtedness				$67,113,007	$71,724,657

(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, EURIBOR, and SONIA as applicable to each loan or secured financing. As of September 30, 2023, we had outstanding interest rate swaps with an aggregate notional balance of $33.2 billion and interest rate caps with an aggregate notional balance of $16.2 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $340.5 million and $364.5 million of loans related to investments in affordable housing properties as of September 30, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of September 30, 2023:

September 30, 2023
Weighted average interest rate of loans secured by our properties	6.1%
Impact of interest rate swaps, caps and other derivatives	(2.0)%
Net weighted average interest rate of loans secured by our properties	4.1%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of November 13, 2023, we have received net proceeds of $13.0 billion from selling an aggregate of 875.7 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 327.9 million Class S shares, 410.4 million Class I shares, 17.9 million Class T shares, and 119.5 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In the third quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in July 2023, August 2023 and September 2023. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$2,135,784	$2,197,980
Cash flows provided by (used in) investing activities	8,205,853	(31,185,167)
Cash flows (used in) provided by financing activities	(9,925,880)	28,780,699
Net increase in cash and cash equivalents and restricted cash	$415,757	$(206,488)
Cash flows provided by operating activities decreased $62.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to decreased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows from investing activities increased $39.4 billion during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a net decrease of $30.4 billion in acquisitions of real estate, an increase of $4.1 billion in proceeds from disposition of real estate, a decrease of $3.5 billion in investment in unconsolidated entities, a net increase of $3.0 billion related to investments in real estate debt securities, and an increase of $1.8 billion in return of capital from unconsolidated entities. This was partially offset by a net decrease of $2.2 billion related to real estate-related equity securities, a net decrease of $1.0 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles, and an increase of $0.2 billion in capital improvements to real estate .

Cash flows from financing activities decreased $38.7 billion during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a net decrease of $23.9 billion in borrowings, a decrease of $10.0 billion in proceeds from issuance of common stock, an increase of $2.9 billion in repurchases of common stock, a decrease of $2.2 billion in contributions from non-controlling interests, a decrease of $0.5 billion in subscriptions received in advance, an increase of $0.3 billion in distributions to non-controlling interests and an increase of $0.2 billion in distributions. This was partially offset by a net decrease of $0.9 billion in repayments of senior obligations of consolidated securitization vehicles and a decrease of $0.3 billion in payment of deferred financing costs.
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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2023 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$80,031,718	$8,744,897	$21,211,780	$36,665,850	$13,409,191
Ground leases	3,372,619	41,376	84,388	86,135	3,160,720
Total	$83,404,337	$8,786,273	$21,296,168	$36,751,985	$16,569,911

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2023. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $43.0 billion and consisted of mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage notes, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, EURIBOR, CDOR, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $33.2 billion and interest rate caps with an aggregate net notional balance of $16.2 billion as of September 30, 2023 to hedge the risk of increasing interest rates. As of September 30, 2023, we had an aggregate $10.7 billion net notional of interest rate caps with a strike price below the applicable benchmark rate which, together with our $33.2 billion notional of interest rate swaps, effectively eliminates the impact that rising interest rates would have on our net interest expense. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program.

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2023, one-month term SOFR was 5.3%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2023, substantially all of our floating rate debt has transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”)” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Investments in Real Estate Debt
As of September 30, 2023, we held $8.7 billion of investments in real estate debt, which amount excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $10.3 million and $30.8 million, respectively, for the three and nine months ended September 30, 2023.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $0.9 billion.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the three months ended September 30, 2023, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 9.4 million Class B units of BREIT OP to the Adviser in satisfaction of the management fee for July and August 2023.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2023, we received $71.4 million from selling 4.8 million unregistered Class I and Class C shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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

The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month based on the aggregate NAV of the prior month and no more than 5% of our aggregate NAV per calendar quarter based on the average of the aggregate NAV per month over the prior three months. For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. In the third quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in July 2023, August 2023 and September 2023.

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

During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
July 2023	87,985,674	14.67	87,985,674	2.0%	—
August 2023	86,403,018	14.80	86,403,018	2.0%	—
September 2023	42,139,552	14.88	42,139,552	1.0%	—
Total	216,528,244	$14.76	216,528,244	5.0%	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)For the months ended July 31, 2023, August 31, 2023 and September 30, 2023, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limit. In accordance with the Company’s share repurchase plan, the Company fulfilled 34% of requested repurchases in July 2023, 43% of requested repurchases in August 2023, and 29% of requested repurchases in September 2023.

The Special Limited Partner continues to hold 24,609 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 13, 2023	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 13, 2023	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Accounting Officer
(Principal Accounting Officer)