Form 10-K
period 2023-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2024-03-28
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________
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
As of March 28, 2024, the registrant had the following shares outstanding (in thousands): 1,453,326 shares of Class S common stock, 2,351,344 shares of Class I common stock, 55,531 shares of Class T common stock, 152,815 shares of Class D, 2,246 shares of Class C common stock, and 0 shares of Class F common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
The following is a summary of principal risk factors that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors”.

•Since there is no public trading market for shares of our common stock, repurchase of shares by us is generally the only way to dispose of your shares. Our share repurchase plan, which is approved and administered by our board of directors, provides our stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares, and our board of directors may determine to (and will, depending on the facts and circumstances) repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in their discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions, including repurchase limitations that have in the past been, and may in the future be, exceeded, resulting in our repurchase of shares on a pro rata basis. Further, our board of directors has in the past made exceptions to the limitations in our share repurchase plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on us that would outweigh the benefit of repurchasing shares submitted for repurchase. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, the sale of our assets, and repayments of our real estate debt investments. We have no limits on the amounts we may fund from such sources.
•The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. While there will be annual appraisals of our properties performed by independent third-party appraisal firms, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We are dependent on BX REIT Advisors L.L.C (the “Adviser”) to conduct our operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•Principal and interest payments on any of our outstanding borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares. See “Description of Capital Stock—Restrictions on Ownership and Transfer” in the prospectus for our public offering of shares of our common stock (the “Offering”) (as amended and/or supplemented from time to time, the “Prospectus”).
•We do not own the Blackstone name, but we are permitted to use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Blackstone. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

•We intend to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of our investments.
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Website Disclosure
We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

PART I.
ITEM 1.    BUSINESS
References herein to “Blackstone Real Estate Income Trust,” the “Company,” “BREIT,” “we,” “us,” or “our” refer to Blackstone Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
BREIT invests primarily in stabilized, income-generating commercial real estate across asset classes in the United States and, to a lesser extent, outside the United States. We also invest to a lesser extent in real estate debt investments. Our objective is to bring Blackstone’s leading institutional quality real estate investment platform to income focused investors. We are externally managed by the Adviser, a subsidiary of Blackstone Inc. (“Blackstone”). We were incorporated in Maryland on November 16, 2015. We are the sole general partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”).
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
As of March 28, 2024, we had received cumulative net proceeds of $75.0 billion from the sale of shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We have contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
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
Our Adviser is a part of Blackstone’s alternative asset management business, which is the world’s largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $1.0 trillion as of December 31, 2023.
In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 782 professionals in Blackstone’s global real estate group. Blackstone has built the world’s preeminent global real estate business with $336.9 billion of investor capital under management as of December 31, 2023. Blackstone’s real estate group (“Blackstone Real Estate”) provides the benefit of proven experience navigating market cycles, a vast portfolio that provides real time data insights, a disciplined investment approach with centralized decision making and deep industry expertise and relationships.
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

Our investment strategy seeks to capitalize on Blackstone’s scale and the real-time information provided by its real estate holdings to identify and acquire investments at attractive pricing. We also seek to benefit from Blackstone’s reputation and ability to transact at scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.

Our investments in primarily stabilized, income-generating U.S. commercial real estate focus on a range of asset types. These may include rental housing, industrial, net lease, data centers, self storage, hospitality, retail and office assets, as well as other sectors. For a breakdown of our portfolio by asset type see the “Investments in Real Estate” section below.

Our real estate debt investment strategy is focused on generating current income and contributing to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments may provide an additional source of liquidity. These liquidity sources are collectively used for cash management, satisfying stock repurchases under our share repurchase plan and other purposes. We benefit from the Blackstone Real Estate Debt Strategies team to assist with investing and managing this portion of our portfolio. The Blackstone Real Estate Debt Strategies team leverages the competitive advantages of the broader Blackstone Real Estate platform and its own proprietary investment models to seek attractive real estate debt investment opportunities throughout the capital structure.
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

The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2023:

___________________________

1“Property Sector” weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. “Region Concentration” represents regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of our real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third-party interests in such real estate properties. “Non-U.S.” reflects investments in Europe and Canada. “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of December 31, 2023:

The select states highlighted represent BREIT’s top 4 states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third-party interests in such real estate investments. BREIT is invested in additional states that are not highlighted above.
As of December 31, 2023, we owned a diversified portfolio of income producing assets comprising 4,834 properties and 28,324 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other residential credit, real estate-related corporate credit, mortgage loans, mezzanine loans, interests in collateralized debt obligation and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include related derivative instruments. Our investments in real estate debt are focused in the United States, but also include investments issued or backed by real estate in countries outside the United States.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio, and enhances the return on our equity capital. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is approximately 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt, net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
Our real estate debt portfolio has embedded leverage through the use of reverse repurchase agreements and similar financings, and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital markets activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We currently have secured and unsecured credit facilities from third parties and an uncommitted line of credit from an affiliate of Blackstone. We may decide to seek to obtain additional credit facilities under which we would reserve borrowing capacity. Borrowings under current or any future lines of credit may be used to fund acquisitions, repurchase shares, or for any other corporate purpose.

Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any individual property or portfolio.
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
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek competing investment opportunities under Blackstone’s prevailing policies and procedures.
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

Environmental, Social and Governance
As an externally managed company, BREIT’s day-to-day operations are managed by our Adviser and our executive officers under the oversight of our Board of Directors. Our executive officers are senior Blackstone Real Estate professionals and our Adviser is a subsidiary of Blackstone and part of Blackstone Real Estate. As such, many of the environmental, social and governance (“ESG”) initiatives undertaken by Blackstone may be relevant to our business and certain of the business decisions made on our behalf by employees of our Adviser to deliver returns for its investors. Blackstone’s ESG efforts are anchored in the goal of generating strong returns for investors in furtherance of its fiduciary duty. Blackstone also has a dedicated Global Real Estate ESG team that works closely with Blackstone Real Estate asset management teams across the globe to build on existing ESG efforts and scale them in the firm's global real estate portfolio. The Global Real Estate ESG team also works with certain of the Real Estate team’s portfolio companies to drive long-term value through sustainability practices, energy efficiency and decarbonization at scale.
Human Capital
We have no employees other than those employed by the management companies that were acquired in connection with the acquisitions of the Home Partners of America Portfolio, April Housing Portfolio, Preferred Apartment Communities Portfolio and the American Campus Communities Portfolio, none of whom are executive officers of the Company or are involved in the management of the Company. Our operations are conducted by our Adviser.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Adviser and its affiliates. See Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.breit.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

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
For the years ended December 31, 2023 and December 31, 2022, we had net loss attributable to our stockholders of approximately $691.8 million and $883.5 million, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated loss of approximately $4.0 billion and $3.3 billion, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was approximately $3.8 billion and $4.1 billion, respectively, during these periods. For the years ended December 31, 2023 and 2022, our FAD was $1.7 billion and $1.9 billion, respectively.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares, and such repurchases are limited by the share repurchase plan. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares except that, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limitations overseen by our board of directors. Our board of directors may make exceptions to the limitations in our share repurchase plan (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, which is approved and administered by our board of directors, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our share repurchase plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For example, we began a period of prorated fulfillment of repurchase requests in November 2022, in accordance with the limitations specified in our share repurchase plan. In such case, we accepted repurchase requests from each investor up to such repurchase limitations. Further, our board of directors has in the past made exceptions to the limitations in our share repurchase plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of directors’ judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a stockholder’s ability to have their shares repurchased by us has been limited in the past, and may be limited in the future, and at times stockholders have not been able to, and may not in the future be able to, liquidate their investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East) could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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
In light of the nature of our continuous public offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•our inability to invest the proceeds from sales of our shares on a timely basis in income-generating properties;

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
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds and advances or the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds and advances or the deferral of fees and expenses. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock and/or Operating Partnership units and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds, and advances or the deferral of fees and expenses will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
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
We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.
Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.
The Adviser or the Special Limited Partner may choose to receive, and have in the past received, shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to prior periods in which such distributions were payable to the Special Limited Partner on an annual basis. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares submitted for repurchase during such period.
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
Although monthly valuations of each of our real properties will be reviewed for reasonableness by an independent valuation advisor, such reviews are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by the independent valuation advisor. Similarly, each month, the independent valuation advisor will review for reasonableness our quarterly valuations (and our monthly updates of such valuations) of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by the independent valuation advisor. While the independent valuation advisor is responsible for reviewing our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.

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
The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms and quarterly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Adviser and reviewed by an independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the applicable independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by our Adviser and State Street or its affiliates to calculate our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase shares of our common stock on a monthly basis, and you should not view our monthly NAV, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Corporations incorporated under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
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
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such stockholder would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
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
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions, see “Certain Provisions of Maryland Corporate Law and Our Charter and Bylaws—Control Share Acquisition” in the Prospectus.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 12,100,000,000 shares of capital stock, of which 12,000,000,000 shares are classified as common stock, par value $0.01 per share, of which 500,000,000 shares are classified as Class T shares, 3,000,000,000 shares are classified as Class S shares, 1,500,000,000 shares are classified as Class D shares, 6,000,000,000 shares are classified as Class I shares, 500,000,000 shares are classified as Class C shares, and 500,000,000 shares are classified as Class F shares and 100,000,000 shares are classified as preferred stock, par value $0.01 per share. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company and made equity grants to our independent directors and service providers, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of our portfolio companies, other affiliated service providers, or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
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
Our operations are highly dependent on our information systems and technology, and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attack, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone or us. For example, the information and technology systems as well as those of Blackstone, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its and our portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone or its affiliates.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cybersecurity and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio companies and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio companies’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio companies. We, Blackstone or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
Even if we or Blackstone are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as BREIT), and many jurisdictions in which we and Blackstone operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect on January 1, 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that went into effect in 2023, and Connecticut, Indiana, Montana, Oregon, Tennessee, and Texas have enacted laws that will go into effect at varying times through 2026. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of tenant and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Breaches in our security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize us and Blackstone, Blackstone’s employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, disruption in our business, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we or Blackstone fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

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
Finally, we depend on our headquarters in New York City, where most of Blackstone’s personnel involved in our business are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflict between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);
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
•inflation;
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
Inflation in the United States remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
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
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

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
We, the Adviser, the Dealer Manager and respective affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Adviser, the Dealer Manager and their affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations which may result in examinations, enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Adviser, the Dealer Manager and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, the Dealer Manager, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser, Dealer Manager or their affiliates, or industry wide practices. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser, the Dealer Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including certain of our investments. Moreover, with the potential for new strains of existing viruses to emerge or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in office or hotel properties. While we believe that our portfolio is well-positioned for the post-COVID environment, there can be no assurance that we will realize entire value of certain investments. For more information on the concentration of our portfolio by property type and geographic region, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.

We are subject to additional risks from our non-U.S. investments.
We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war or other hostilities, and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
Our portfolio is currently concentrated in certain industries and geographies and may in the future be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of such investments. Currently, our portfolio is heavily concentrated in rental housing and industrial assets and geographically concentrated in the southern and western regions of the United States, and in particular Atlanta, Georgia and Las Vegas, Nevada. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Our concentration in Las Vegas exposes us to risks related to the economic health and other factors unique to that city, which is in turn largely reliant on the gaming and tourism industries. See “—Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.” For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
In addition, in connection with investments in which we participate alongside any Other Blackstone Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Blackstone Account in the future. In addition, we may participate in follow-on investments in the joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.
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

•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
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
We have in the past acquired, and may in the future, acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in SFR acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
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
The due diligence process that the Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment, and if the Adviser incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of the Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and the Adviser may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Adviser’s diligence, such as ESG, are continuously evolving and the Adviser may not accurately or fully anticipate such evolution. For instance, the Adviser’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject.

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
We have in the past sought, and may in the future seek, to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
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
Certain of our industrial properties may be special use and/or build-to-suit and may be difficult to sell or re-let upon tenant defaults or lease terminations.
Certain of our industrial properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-let our industrial properties and adversely affect our results of operations at such properties.
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
Any potential returns on our investments related to the single-family rental housing market will depend upon many factors including, but not limited to:
•the availability of properties or other investments that meet our investment criteria and our ability to acquire such properties at favorable prices and interest rates;
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
Investment opportunities may include projects and initiatives located in low-income areas, including, without limitation, low-income or affordable housing developments and businesses located in low income areas. There are significant risks associated with the ownership of these projects and initiatives. There may be federal, state and local governmental regulatory restrictions on the operation, rental and transfer of these investments, such as the requirement that the owners of the investments rent or sell certain rental housing units to persons or families of low or moderate income and that the amount of rent that may be charged for these units may be less than market rates. These restrictions may adversely affect economic performance relative to properties that are not subject to these restrictions. For example, selling property that is subject to affordable housing regulatory restrictions may limit its sale price, and accordingly adversely impact our investment performance. In addition, the long-term nature of investments in government-assisted housing limits our ability to vary our portfolio in response to changing economic, financial and investment conditions; these properties are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These properties also require greater management expertise and may have higher operating expenses than conventional housing projects. Certain of our properties were developed under the U.S. federal Low Income Housing Tax Credit (“LIHTC”) program, and such properties are subject to regulatory and rent restrictions. Properties in low-income areas may also (a) be in an early stage of development and not have a proven operating history, (b) be operating at a loss or have significant variations in operating results, (c) be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, (d) require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, (e) rely on the services of a limited number of key individuals, the loss of any of whom could significantly adversely affect a project’s performance, (f) face intense competition, including competition from companies and projects with greater financial resources, more extensive development, marketing and other capabilities, and a larger number of qualified management and technical personnel, (g) utilize innovative and untested operational and business strategies, including new business partnerships and teams, and (h) otherwise have a weak financial condition or be experiencing financial difficulties that could result in insolvency, liquidation, dissolution, reorganization or bankruptcy of the project. Congress and the current presidential administration of the United States have proposed various changes to the LIHTC program. In November 2021, the U.S. House of Representatives passed the Build Back Better Act (H.R. 5376), which included an expansion of the LIHTC program among other measures. The Build Back Better Act is not law and is subject to change. We cannot predict what proposals regarding the LIHTC, if any, might actually be enacted by Congress, and what effect, if any, the proposals might have on our operations. Further, there is often less publicly available information concerning these properties than for larger, more established businesses. These risks may adversely affect the performance of the properties and result in substantial losses. Furthermore, many of the risks associated with investing in real estate may be exacerbated in connection with properties in low-income areas. A downturn in the economy may impact the success of businesses in low-income areas and the operations of tenants in low-income areas. Businesses in which we have invested may experience declining revenues or file for bankruptcy. In addition, tenants in properties held by us may experience declining revenues, vacate the premises early, or file for bankruptcy, which could reduce a tenant’s ability to pay base rent, percentage rent or other charges. Finally, we may own certain low-income properties through complicated ownership structures due to tax or regulatory reasons, which may limit the flexibility we have in managing such properties.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.

There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.”

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.

Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our common stock. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives and regulations deriving from the European Commission’s May 2018 “action plan on financing sustainable growth,” and the U.K.’s regulations requiring certain entities to make climate-related disclosures, currently in accordance with the Taskforce on Climate-related Financial Disclosures (TCFD) framework.

For example, in the United States, in March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, as a non-accelerated filer, we will be subject to the requirements commencing with the year ending December 31, 2027. In addition, in 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately, unless legal challenges prevail, require certain companies that (i) do business in California, to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims, to provide enhanced disclosures around the achievement of such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory TCFD-aligned reporting for public issuers and certain asset managers and private companies, among other requirements.

Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our tenants fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. There is also a risk of mismatch between U.S., EU and U.K. initiatives. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.
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

Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
Because many of our data centers contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific data center user or technology industry tenants and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry tenants. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors.
As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
Our ability to lease any available space at our data centers to existing or new tenants could be constrained by our ability to obtain sufficient electrical power.
As current and future tenants increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our tenants may exceed the physical capacity at such data centers if tenants were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the tenant to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the tenant as well as be exposed to liability under our tenant agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. Any such material loss of tenants, liability or additional costs could adversely affect our business, financial condition and results of operations. Further, we have acquired land that we intend to develop into data centers. We may not be able to obtain the necessary electrical power to do so, which will prevent us from fully developing the land and negatively impact the value of our investment in the land.
We depend on third parties to provide network connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our tenants generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.
Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to adapt to changing technologies and tenant requirements, and our data center infrastructure may become obsolete.
The technology industry generally and specific industries in which certain of our tenants operate are characterized by rapidly changing technology, tenant requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing tenants requirements may make our data centers obsolete or unmarketable to such customers. Some of our tenants operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these tenants may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing data center facilities. Additionally, some of our tenants have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these tenants. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other tenants who are not willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes in tenant requirements could have a material adverse effect on our business, results of operations and financial condition.
Additionally, due to regulations that apply to our tenants as well as industry standards, they may seek specific requirements from their data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our tenants, we could lose some tenants or be unable to attract new tenants in certain industries, which could materially and adversely affect our operations.
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
Certain commercial properties subject to net leases in which we invest are occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
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
The construction and building industry, similar to many other industries, has experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the continuing impacts of the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time, and such increases and volatility may continue or recur from time to time. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which we would expect cause a default under development or construction financing if not timely cured. Some tenants may have the right to terminate their leases if a development or renovation project is not completed on time or may be entitled to agreed-upon remuneration for such delay. The potential liabilities to tenants and lenders in these cases can generally be expected to be recourse to certain of our subsidiaries with substantial other assets. In addition, our tenants’ businesses may also be affected by supply chain issues (particularly for our industrial or retail properties), which could impact their ability to meet their obligations to us under their leases.
We may make investments in land that we seek to develop.
Subject to the limitations of our charter and although not our primary strategy, we may acquire direct or indirect interests in undeveloped land or underdeveloped real estate, which may be non-income producing. To the extent we seek to develop real estate, it will be subject to various related risks, including those associated with obtaining zoning, environmental and other regulatory requirements, the cost and time of completing construction (including risks beyond the control of the Company, such as weather, labor conditions, material shortages, trade disruption (each of which have increased following the COVID-19 pandemic, and, in some circumstances, might result in their unavailability) and counterparty default), the ability to obtain the necessary facilities for the property (such as obtaining power supply for data center projects), and the availability of both construction and permanent financing on favorable terms. Development is also more susceptible to irregular accounting or other fraudulent practices. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities. Additionally, development or redevelopment projects can carry an increased risk of litigation with contractors, subcontractors, suppliers, partners, counterparties and others. Assets under development or assets acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions (and in particular, those prevalent in light of the COVID-19 pandemic) may change during the course of development that make the lease-up, cash flow, and value of such development less profitable than anticipated.
We may face risks related to zoning, siting and permitting, including related to any properties under development.
We may have exposure to assets that are subject to zoning, siting, permitting and other requirements, which may be long, burdensome and costly, and may subject us to additional governmental and public scrutiny. Zoning and permitting processes vary depending on the nature and location of the assets in question and, depending on the asset and activity to be conducted, the approval of multiple federal, state, local and other authorities may be required. Obtaining these approvals may be outside of our control. In addition, zoning, siting and permitting processes often face local opposition and may be challenged by a number of parties, including non-governmental organizations and special interest groups based on alleged security concerns, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Beyond the time-consuming process of applying for the necessary permits, we may be required to undergo public hearings at which local communities will decide whether or not to grant the proper land use designations. Highly motivated citizens in many local communities often oppose plans to develop new properties or to expand existing properties, in many cases demonstrating the “Not in My Backyard” phenomenon. Such factors could make it difficult to develop new development sites and to expand existing assets. The failure to receive, renew or maintain any required permits or approvals may result in increased compliance costs, the need for additional capital expenditures or a suspension of some operations.

We may acquire assets opportunistically, which will involve a higher risk of loss than more conservative investment strategies.

While we primarily invest in stabilized income-generating commercial real estate, we to a lesser extent acquire opportunistic assets that we can reposition, redevelop or remarket to create value enhancement and capital appreciation. This may involve the acquisition of properties in markets that are depressed or overbuilt, or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. We may also acquire land that requires development, including for data center properties, and there is no guarantee that we will be able to develop such land successfully or at all. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended investment approach to acquiring and operating income-generating properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.

Risks Related to Investments in Real Estate Debt.
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
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. In 2022 and 2023 the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and may further increase rates in 2024, which has increased, and could continue to increase, our interest rate payments. Any further increases by the U.S. Federal Reserve or other relevant central banks to the benchmark interest rates could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by rental housing, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-generating property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
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
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market. REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
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

Certain of our investments may require development or otherwise have additional capital requirements.
Certain of our investments, including those that may be in a development phase, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed could be significant and will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life-cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.
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
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
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
Any adverse changes, such as those experienced in 2022 and 2023 as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
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
We will need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions, or capital market conditions, such as the volatility of the global credit markets experienced during 2022 and 2023, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
We have lines of credit with financial institutions that are either unsecured or secured by certain of our assets as well as an uncommitted line of credit from an affiliate of Blackstone and we may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under or maintain our existing lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other Blackstone Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Blackstone Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.
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
The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, substantially all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. While we have substantially completed the transition of our loan portfolio to the extent it was tied to USD LIBOR and other IBOR benchmarks, continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. The elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of IBOR.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, such as the current environment, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2023, a 10% increase in SOFR rate would have resulted in an increase to our interest expense of $33.1 million, net of the impact from our interest rate swaps and caps.
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
Lenders for certain of our properties have requested in the past and may request in the future provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the consent of the lender or immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing our lines of credit that we may obtain or under the repurchase agreements that we may enter into. If a repayment event is triggered with respect to any of our properties, our results of operations and financial condition may be adversely affected.
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

Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Blackstone Real Estate group and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information which have the potential to reduce the positive synergies and collaborations that the Adviser could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material nonpublic information with respect to companies in which Other Blackstone Clients may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between the Adviser and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations.

In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone has long-term relationships with a significant number of corporations and their senior management. The Adviser and its affiliates will consider those relationships when evaluating an investment opportunity, which may result in the Adviser or its affiliates choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone and its affiliates may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below. We may also co-invest with clients of Blackstone or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Adviser and its affiliates with respect to our investments and otherwise result in a conflict.

Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries or advise on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to also provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transaction and/or transaction involving special purpose acquisition companies), including loans or instruments issued by its portfolio entities. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities, or advise on such transactions. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders.

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
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence the Adviser to select or recommend PJT to perform services for us (the cost of which will generally be borne directly or indirectly by us). Given that PJT is no longer an affiliate of Blackstone, the Adviser and its affiliates will be free to cause us to transact with PJT generally without restriction under our charter notwithstanding the relationship between Blackstone and PJT. See also “— The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us below.

Blackstone receives, generates or obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including but not limited to data and information relating to business operations, financial information, results, trends, budgets, plans, ESG, energy usage, carbon emissions and related metrics, customer and use data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, distribution and derived works rights over) this data and information from us, Other Blackstone Account and portfolio entities. Blackstone has entered and will continue to enter into information sharing and use arrangements, which will give Blackstone access to (and rights regarding, including use, distribution and derived work rights over) data that it would not otherwise obtain in the ordinary course, with us, Other Blackstone Accounts, portfolio entities, related parties and service providers. Further, this alternative data is expected to be aggregated across the Company, Other Blackstone Accounts and portfolio entities. Although Blackstone believes that these activities improve Blackstone’s investment management activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information from a portfolio entity can be expected to enable Blackstone to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities. Blackstone is expected to serve as the repository for data described in this paragraph, including with ownership rights therein.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, Blackstone is generally free to use and distribute information from our activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to, trading activities for the benefit of Blackstone or an Other Blackstone Account. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio entity in the same or related industry. Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our stockholders.
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
Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, industry experts, joint venture and other partners and professionals, any of whom might be current or former executives or other personnel of the Adviser, its affiliates, portfolio entities or Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and portfolio entities retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a portfolio entity to Consultants in connection with the above services, including cash fees, profits, or equity interests in a portfolio entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as our expenses or expenses of the portfolio entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser, or offset or reduce any management fees to the Adviser. Also, Consultants may co-invest alongside us in investments, participate in long-term incentive plans of a portfolio entity, which generally will result in us being allocated a smaller share of an investment. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant.
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
We have in the past purchased assets from affiliates of the Adviser and in the future may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Blackstone Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction. We may also source, sell to and/or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping, in whole or in part, with ours, to some extent, or pursue similar returns as us but have a different investment strategy or objective. Therefore, there have been and may be circumstances where investments that are consistent with our investment objectives are required or permitted to be offered to, shared with or made by one or more Other Blackstone Accounts (and so, offered to, shared with or made thereby). It is expected that some activities of Blackstone, Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account. Our sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
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

The Adviser makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser determines to be consistent with the return objectives of an opportunistic “control-oriented” fund rather than the Company could fail to achieve the Adviser’s expectations and underwriting and generate an actual return that would have been appropriate for the Company. Conversely, an investment that the Adviser expects to be consistent with the Company’s return objectives will, in certain circumstances, exceed them. Furthermore, in certain circumstances where the Company is participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Adviser is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Adviser could change the applicable investment allocations as between the Company and such Other Blackstone Accounts between such signing and funding and the closing of such investment opportunity as it determines appropriate based on a number of factors, including (i) changes in available capital (taking into account changes in capital commitment subscriptions, redemptions and/or repurchase requests, transfers, deployment of capital, reserves for future investments among other factors) and (ii) prevailing concentration limits in respect of sector, industry, geographic region or markets in question. In such circumstances, the Company’s and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. In addition, the Adviser could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to the Company based on information available to the Company at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Adviser in respect of such investment opportunity (e.g., an investment opportunity that the Adviser initially determines to be consistent with the return objectives of the Company could subsequently be determined to be consistent with the return objectives of an opportunistic “control-oriented” fund). In such circumstance, the Adviser could determine to reallocate all or any portion of any such investment opportunity from the Company to such Other Blackstone Account (or vice versa) (such fund (including the Company) from which an investment opportunity is being reallocated, a “Reallocating Account”), including in circumstances where such Reallocating Account has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating Account agrees to pursue the investment, it will reimburse the Reallocating Account for any deferred acquisition costs (including non-refundable or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Account relating to such Reallocated Investment, which may be so reallocated prior to closing.
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
To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may participate in follow-on investments in the joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
Our sponsor may have an opportunity to acquire a property, portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Blackstone Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Blackstone Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Blackstone Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates, and therefore among us and the Other Blackstone Accounts acquiring any of the assets, securities and instruments, although our sponsor could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other Blackstone Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our sponsor will have conflicting loyalties between its duties to us and to Other Blackstone Accounts.
Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single transaction or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, our sponsor will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts.
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
Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us.In addition, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) for such investor’s (and/or one or more of their affiliates’) investments in one or more Other Blackstone Accounts (“Strategic Relationships”). A Strategic Relationship may involve an investor agreeing to make a capital commitment or extend a commitment or lock-up period, as applicable, to two or more Other Blackstone Accounts, including but not limited to the Company. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. As a result, Blackstone may be incentivized to allocate investment opportunities to certain Other Blackstone Accounts or source investment opportunities for Strategic Relationships.
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

Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; arranging; underwriting (including, without limitation, evaluation regarding value creation opportunities and ESG risk mitigation), syndication or refinancing of a loan or investment (including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital market services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; BX Energy Services; Revantage acquisition and disposition program management; fees for monitoring and oversight of loans, property, title and/or other types of insurance and related services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.
Blackstone and portfolio entities of Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our portfolio entities may be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters. These agreements, transactions and other arrangements will involve payment of fees and other amounts, none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated portfolio entities or allow our portfolio entities to be engaged by Blackstone-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

We may engage portfolio entities of Other Blackstone Accounts and Other Blackstone Accounts may engage our portfolio entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage, consulting, cash management, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and internal compliance/know-your-client reviews and refreshes, judicial processes, legal, environmental and or sustainability due diligence support (e.g., review of property condition reports, clean energy consumption), climate accounting services, ESG program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, ESG data collection and reporting services, capital planning services, operational coordination (e.g., coordination with JV partners, property managers), risk management, reporting (e.g., on tax, debt, portfolio or other similar topics), and tax analysis and compliance

(e.g., CIT and VAT compliance, transfer pricing, internal risk control, treasury and valuation services)), business intelligence and data science services, fundraising support, legal/ business/ finance optimization and innovation (including legal invoice automation), and vendor selection ; (b) borrowing management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans consolidation, cash management, financing management, administrative support and lender relationship management (e.g., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including, any required consultation with or reporting to such lender) , and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight))); (c) management services (i.e., management by a portfolio entity, Blackstone affiliate or third party (e.g., a third-party manager) of operational services including personnel operational coordination (i.e., coordination with JV partners, operating partners, and property managers), planning with respect to portfolio composition (including hold / sell analysis support), ESG-related planning (including data collection, review, support and execution), revenue management support and portfolio and property reporting)); (d) operational and other services (i.e., general management of day to day operations, including, without limitation, construction management and oversight (such as management of general contractors on capital projects, tenant improvements, and tenant space build-outs), leasing services (such as leasing strategy, management of third-party brokers, negotiation of major leases, negotiation of leases, and mall income including parking, advertising, and promotional space), project management (such as management of development projects, project design and execution, vendor management, and turnkey services (end-to-end execution for real estate projects)) and property management (such as property-level management, cleaning, energy consumption, security, revenue management, contract management, expense management, capital expenditure projects, facility management, business plan execution, engineering, capital expenditure design and implementation, and reporting, as well as mall management services, such as provision of on-site staff, rent collection, service charge accounting and operation, marketing and advertising, tenant and guest relations, maintenance of common space, selecting and engaging architects, contractors and other third parties involved in construction, supervision of on-site third-party contractors such as facilities’ maintenance, cleaning, and security, and, in outlets and high-end centers services, provision of retail managers to oversee tenant merchandising, promotions, and inventory), tracking Portfolio Entity employees and other advisors utilization and other metrics for fund-level reporting obligations, creating and developing strategic initiatives and road maps with respect to ESG, consolidating and assisting with ESG and other side letter reporting; and (e) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding, liquidation, reporting, relationship management with brokers, banks and other potential sources of investments including development sites and providing diligence and negotiation support to acquire the same, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development works (such as recommending and implementing design decisions), marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third-parties to pursue entitlements, providing legal, ESG and accounting services, assisting with due diligence, preparation of project feasibility analysis, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).
Such portfolio entities of Other Blackstone Accounts that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:
LivCor. We have engaged LivCor, LLC, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our multifamily properties.
EQ Management. We have engaged EQ Management, LLC, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our office properties.
ShopCore. We have engaged ShopCore Properties TRS Management LLC, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our retail properties.
Link. We have engaged Link Logistics Real Estate Holdco LLC, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our logistics properties.
BRE Hotels & Resorts. We have engaged BRE Hotels & Resorts LLC, a portfolio company controlled (but not owned) by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our hospitality properties.

Longview. We have engaged Longview Senior Housing, LLC, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our senior housing properties.

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
Beam Living. We have engaged BPP MNY Employer LLC (“Beam Living”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for our multifamily properties in New York City.
We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Such service providers and vendors may also pass through expenses for other services on a cost reimbursement, no-profit, revenue, purchase and sale price, capital spend, or break-even basis, (even if third party customers or clients are charged on a different basis), which break-even point may occur over a period of time such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent period. In such cases, costs and expenses associated with goods and services provided by service providers and vendors owned by Other Blackstone Accounts (including for the avoidance of doubt, all overhead associated with such service providers and vendors owned by Other Blackstone Accounts) are allocated to us and/or the portfolio companies. Such costs and expenses are expected to include any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures, and equipment; insurance premiums; technology expenditures, including hardware and software costs, and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out, expanding and winding-down a portfolio property costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding, ongoing training and severance payments, and IPO-readiness and other infrastructure costs); related tax costs and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and therefore we could pay more than our pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore we could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, on the basis of “cost” as described above, “revenue”, “time-allocation”, “per unit”, “revenue,” “spend,” “number of units,” “per square footage” or “fixed percentage” or purchase or sale price and the particular methodology used to allocate such costs among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. In addition, a portfolio entity that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise and such changes may increase or reduce the amounts received by such portfolio entities for the same services. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone may engage our portfolio entities, including QTS Realty Trust, Home Partners of America, American Campus Communities, April Housing and any of our future portfolio entities, to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio entity incurred prior to such engagement.
We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a portfolio entity’s standard allocation methodology, which could result in us or the portfolio entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology. Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone funds such as Other Blackstone Accounts. In certain instances a similar company could be owned or controlled by Blackstone directly. Service providers described in this risk factor are generally owned and controlled by a Blackstone fund, such as the Other Blackstone Accounts.
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
The Adviser and its affiliates will make determinations of market rates (i.e., rates that fall within a range that the Adviser and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to the Adviser. Finally, in certain circumstances third-party benchmarking may be considered unnecessary, including because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states). In addition, Blackstone is not required to perform or obtain benchmarking analysis of expenses with respect to non-recurring contracts with portfolio entity service providers and will exclude non-recurring costs from benchmarking analysis when such analysis is required, unless otherwise required by our charter. Blackstone is not required to perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided by portfolio entity service providers on a cost reimbursement, no-profit or break-even basis, or in respect of incentive-based compensation, unless otherwise required by our charter. Some of the services performed by Blackstone-affiliated service providers could also be performed by our sponsor from time to time and vice versa. Fees paid by us to Blackstone-affiliated service providers do not offset or reduce the management fee we pay to the Adviser and are not otherwise shared with us.
For more information regarding our relationships with Blackstone entities providing services to us or our subsidiaries, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K, each as incorporated herein by reference. Blackstone and Other Blackstone Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts (or their respective portfolio entities and personnel and related parties) can be expected to make referrals or introductions to us or other portfolio entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share, accruing to the party making the introduction. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a portfolio entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such portfolio entities) that are referred to the joint venture or business by Blackstone. Such joint venture or business could use data obtained from such portfolio entities. We typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their respective portfolio entities as a result of such introduction.
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
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, our portfolio properties, the Adviser, Blackstone and their respective directors, officers, employees, agents and representatives and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella”, group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Adviser and Blackstone (including their respective directors, officers, employees, agents and representatives and other indemnified parties). The Adviser and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella”, group or other insurance policies among one or more of us and Other Blackstone Accounts, the Adviser and Blackstone on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable. For example, some property insurance could be allocated on a property-by-property basis in accordance with the relative values of the respective assets that are insured by such policies.
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
We and Other Blackstone Accounts have self-insured through a captive insurance company (the “captive”) owned entirely by its participants (including us and such Other Blackstone Accounts). This arrangement is expected to provide us with greater control over our insurance program and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. An affiliate of our sponsor provides oversight of the captive's management, sits on the boards of the captive’s cells, provides a guarantee for a letter of credit to help capitalize the captive and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above). A third-party insurance services firm provides brokerage, administration and insurer management services to the captive. The fees and expenses of the captive, including insurance premiums and fees paid to its manager, are borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of the captive, including us, is required to make additional capital contributions in certain circumstances. This arrangement is expected to provide us with greater control over our property insurance and terrorism insurance programs and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. We may, however, be negatively affected to the extent there are disproportionate losses incurred on properties held by Other Blackstone Accounts participating in the Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement will not result in under- or over-allocation of costs to us relative to Other Blackstone Accounts or that different allocations or arrangements than those provided above would not result in us and our portfolio companies bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.

The captive currently engages, and is expected to continue to engage, Revantage to provide corporate support services in respect of its activities, (including assisting with captive structuring, related insurance placement and oversight and administration of claims). In connection therewith, Revantage is expected to earn commissions for such services related to the captive property program placement, terrorism insurance, casualty program and other lines of coverage and may earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of the captive (which may include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development, technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which may include reserving for (or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation. Any such services and fees are in addition to the services provided and fees received by Blackstone. Revantage provides data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”) and Blackstone or an affiliate of Blackstone formed in the future may also provide data management services. Such services may include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses). Additionally, Blackstone is also expected to determine to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
We may be subject to potential conflicts of interest as a consequence of family relationships that Blackstone employees have with other real estate professionals.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser.
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
We have and expect to continue to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
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
Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of any classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock” in the Prospectus), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed
Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons would be determined by looking through pass through entities and certain U.S. corporations, among others. We cannot assure you that we qualify or would qualify as a domestically controlled REIT at any time, including under the proposed regulations or the final rules if finalized in the proposed form. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock” in the Prospectus.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions with respect to an “applicable corporation.” However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. Our taxable REIT subsidiaries operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, our shares or market conditions generally, is uncertain.

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

Stockholders subject to ERISA and/or Section 4975 of the Code should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in the shares. As discussed under “Certain ERISA Considerations” in the Prospectus, if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are

Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
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

We may face risks arising from our operation as a VCOC or REOC.

As discussed under “Certain ERISA Considerations” in the Prospectus, we may operate in a manner intended to qualify as a “venture capital operating company” (a “VCOC”) or “real estate operating company” (“REOC”) (each within the meaning of the U.S. Department of Labor regulations promulgated under ERISA), in order to avoid holding “plan assets” within the meaning of ERISA. Operating as a VCOC would require that we obtain rights to substantially participate in or influence the conduct of the management of a number of our investments and, in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. In this regard, we may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While we intend to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because we may operate in a manner intended to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, we may be restricted or precluded from making certain investments. In addition, such operation could require us to liquidate investments at a disadvantageous time, resulting in lower proceeds than might have been the case without the need for such compliance.
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
We may utilize a wide variety of derivative and other hedging instruments, including swap arrangements, for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions, including swap arrangements, may result in a poorer overall performance and operating losses for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We invest in derivatives, which involve numerous risks” above.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed company, BREIT’s day-to-day operations are managed by the Adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior Blackstone Real Estate professionals and our Adviser is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by BREIT, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to BREIT’s senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by our CSO and members of BXTI and Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as BREIT. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Part 1. Item 1A. Risk Factors – Risks Related to Our Organizational Structure – Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.
Cybersecurity Governance

Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity strategy, which applies to BREIT.

Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO, Adam Fletcher, is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. Prior to his appointment as CSO in 2017, Mr. Fletcher was Blackstone’s Deputy CSO. Before joining Blackstone in 2014, Mr. Fletcher led the International Security organization for Equifax from 2012 to 2014. Mr. Fletcher received a BS in Operations Research and Industrial Engineering from Cornell University.

Blackstone’s CTO, John Stecher, is a Senior Managing Director and head of BXTI. Mr. Stecher is responsible for all aspects of technology across Blackstone. Mr. Stecher also advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as BREIT, on technology-related matters. Before joining Blackstone in 2020, Mr. Stecher was a Managing Director and the Chief Technology Officer and Chief Innovation Officer at Barclays. He was also a member of the Barclays Technology Management Committee. Prior to joining Barclays in 2017, Mr. Stecher held a variety of senior management and engineering roles across Goldman Sachs’ capital markets and technology divisions. Mr. Stecher received a BS in Computer Science from the University of Wisconsin – Madison and a MS in Computer Science from the University of Minnesota.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO review Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
BREIT’s board of directors is responsible for understanding the primary risks to our business. The audit committee of BREIT’s board of directors is responsible for reviewing BREIT’s and the Adviser’s IT security controls with management and evaluating the adequacy of BREIT’s and the Adviser’s IT security program, compliance and controls with management.
Blackstone’s CSO reports to both our executive officers as well as our board of directors and/or our audit committee annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such annual reports, our board of directors and/or the audit committee receive periodic updates from Blackstone on the primary cybersecurity risks facing us and our Adviser and the measures we and our Adviser are taking to mitigate such risks, as well as on changes to our and our Adviser’s cybersecurity risk profile or certain newly identified risks.

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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. Our Class C and Class F shares are offered only in a private offering and are not offered in the Offering. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 28, 2024 there were 114,794 holders of record of our Class S common stock, 85,488 holders of record of our Class I common stock, 7,289 holders of record of our Class T common stock, 9,390 holders of record of our Class D common stock, and four holders of record of our Class C common stock. There were no holders of record of our Class F common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2023:

	Class S Shares	Class I Shares	Class T Shares(1)	Class D Shares	Class C Shares	Class F Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%	—	—
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
Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. Through December 31, 2023, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees as all such amount were paid to participating broker-dealers.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities (such as debt outstanding), including the accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.
The following table presents our monthly NAV per share for each applicable share class from January 31, 2021 through December 31, 2023:(1)

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
January 31, 2021	$11.6987	$11.6657	$11.4940	$11.5267	$—
February 28, 2021	11.8193	11.7875	11.6145	11.6436	—
March 31, 2021	11.9269	11.8964	11.7233	11.7476	—
April 30, 2021	12.1273	12.0979	11.9228	11.9419	—
May 31, 2021	12.4355	12.4088	12.2307	12.2443	—
June 30, 2021	12.6302	12.6072	12.4301	12.4303	—

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
July 31, 2021	12.9192	12.8989	12.7174	12.7079	—
August 31, 2021	13.2188	13.2019	13.0184	12.9906	—
September 30, 2021	13.5118	13.5008	13.3152	13.2637	—
October 31, 2021	13.9072	13.9017	13.7102	13.6467	—
November 30, 2021	14.0657	14.0634	13.8756	13.7987	—
December 31, 2021	14.3008	14.2998	14.1112	14.0283	—
January 31, 2022	14.5266	14.5322	14.3344	14.2465	—
February 28, 2022	14.6411	14.6406	14.4362	14.3500	—
March 31, 2022	14.8234	14.8229	14.6156	14.5273	—
April 30, 2022	14.9649	14.9680	14.7523	14.6608	—
May 31, 2022	14.9758	14.9810	14.7588	14.6681	—
June 30, 2022	14.9778	14.9828	14.7601	14.6688	—
July 31, 2022	14.9990	15.0041	14.7803	14.6886	—
August 31, 2022	15.0898	15.0947	14.8688	14.7761	—
September 30, 2022	15.1036	15.1083	14.8817	14.7879	—
October 31, 2022	15.0587	15.0634	14.8367	14.7430	—
November 30, 2022	14.8732	14.8777	14.6533	14.5607	—
December 31, 2022	14.8234	14.8279	14.6008	14.5117	—
January 31, 2023	14.7323	14.7420	14.5107	14.4218	14.7923
February 28, 2023	14.7831	14.7927	14.5612	14.4704	14.9001
March 31, 2023	14.5775	14.5864	14.3580	14.2679	14.7328
April 30, 2023	14.5489	14.5576	14.3291	14.2381	14.7600
May 31, 2023	14.5913	14.6001	14.3700	14.2786	14.8593
June 30, 2023	14.6762	14.6852	14.4528	14.3606	15.0023
July 31, 2023	14.8033	14.8126	14.5772	14.4839	15.1895
August 31, 2023	14.8843	14.8938	14.6561	14.5622	15.3302
September 30, 2023	14.8031	14.8127	14.5752	14.4814	15.3038
October 31, 2023	14.6021	14.6104	14.3764	14.2836	15.1533
November 30, 2023	14.3199	14.3280	14.0976	14.0062	14.9172
December 31, 2023	14.0897	14.0977	13.8702	13.7796	14.7348
(1)As of December 31, 2023, no Class F shares were issued and outstanding.
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Adviser in connection with our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ materially from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost determined in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. Our Adviser will calculate the fair value of our real estate properties monthly based in part on values provided by third-party independent appraisers and such calculation will be reviewed by an independent valuation advisor as further discussed below.

Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure determined under GAAP and the valuations of, and certain adjustments made to, our assets and liabilities used in the determination of NAV will differ materially from comparable historical cost amounts determined in accordance with GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other measure determined in accordance with GAAP.
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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engaged third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to the Fair Value Measurements section of Note 2 to our Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.
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
•Mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities are estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations.

NAV and NAV Per Share Calculation
Each share class has an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees. In accordance with the valuation guidelines, our NAV per share for each share class as of the last calendar day of each month is calculated using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our investments in real estate debt, (3) our investments in unconsolidated entities, (4) our mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities, and (5) our other assets and liabilities.
At the end of each month, our change in NAV for each share class is calculated as follows:
•Shares are issued for subscriptions received and distribution reinvestments to each respective share class, as applicable, and are effective on the first day of each month. The proceeds received through subscriptions and distribution reinvestments for each share class are additions to the prior month ending aggregate NAV for each respective share class (including OP units). Additionally, the NAV of each share class is reduced by the respective repurchases for such month. The result represents the aggregate NAV per share class effective as of the first calendar day of the current month.
•Any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares (including OP units) based on each class’s relative percentage of the total aggregate NAV effective on the first calendar day of the current month (as described in the previous bullet). Changes in our aggregate NAV include, but are not limited to, net portfolio income from investments, interest expense, realized and unrealized net real estate and debt appreciation, general and administrative expenses, management fee and performance participation allocation. Unrealized net real estate appreciation includes any change in the fair market value of our investments in real estate, investments in real estate debt, investments in unconsolidated entities, mortgage loans, term loans, revolving credit facilities and secured financings in real estate debt.
•Net distributions are typically declared on the last day of each month and are a reduction to the NAV of each respective share class. As a result of the allocation of stockholder servicing fees, the net distributions per share will differ by share class. The monthly stockholder servicing fee is calculated as a percentage of each applicable class of shares’ NAV (Class S, Class T, and Class D). Class I, Class C, and Class F shares are not subject to the stockholder servicing fee.
•NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and shares/units in thousands):

Components of NAV	December 31, 2023
Investments in real estate	$109,657,592
Investments in real estate debt	8,345,064
Investments in unconsolidated entities	11,146,390
Cash and cash equivalents	1,945,262
Restricted cash	704,409
Other assets	4,601,407
Mortgage loans, term loans, and revolving credit facilities, net	(61,805,899)
Secured financings of investments in real estate debt	(4,368,269)
Subscriptions received in advance	(68,413)
Other liabilities	(3,133,969)
Accrued performance participation allocation	—
Management fee payable	(63,505)
Accrued stockholder servicing fees(1)	(16,247)
Non-controlling interests in joint ventures	(6,202,066)
Net Asset Value	$60,741,756
Number of outstanding shares/units(2)	4,313,827

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of December 31, 2023, the Company has accrued under GAAP $1.0 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(2)As of December 31, 2023, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$20,968,312	$33,876,116	$821,754	$2,133,002	$31,478	$2,911,094	$60,741,756
Number of outstanding shares/units(2)	1,488,197	2,402,959	59,246	154,794	2,136	206,495	4,313,827
NAV Per Share/Unit as of December 31, 2023	$14.0897	$14.0977	$13.8702	$13.7796	$14.7348	$14.0977
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.
(2)As of December 31, 2023, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2023:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.1%	5.6%
Industrial	7.5%	5.9%
Net Lease	7.4%	5.6%
Hospitality	10.1%	9.1%
Data Centers	7.3%	6.2%
Self Storage	7.6%	6.6%
Office	6.9%	5.2%
Retail	7.4%	6.4%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+0.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(0.7)%	(1.8)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.2%	+2.7%	+1.4%	+1.1%	+2.2%	+3.5%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.0)%	(2.4)%	(1.3)%	(1.0)%	(2.0)%	(3.2)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2023
Stockholders’ equity	$36,350,567
Non-controlling interests attributable to BREIT OP	2,562,306
Redeemable non-controlling interest	351
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	38,913,224
Adjustments:
Accrued stockholder servicing fees	945,407
Accrued affiliate incentive compensation awards	(77,597)
Accumulated depreciation and amortization under GAAP	11,223,926
Unrealized net real estate and real estate debt appreciation	9,736,796
NAV	$60,741,756
The following details the adjustments to reconcile total GAAP stockholders’ equity of BREIT and partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 2 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.
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
–Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and repurchase agreements (collectively, “Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.6660 per share/unit for the year ended December 31, 2023. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes and OP units for the year ended December 31, 2023:
The following table details the total net distribution for each of our share classes and OP units for the years ended December 31, 2023, 2022 and 2021:

Declaration Year	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
2023	$0.5412	$0.6660	$0.5432	$0.6301	$0.6660
2022	0.5412	0.6685	0.5431	0.6319	0.6685
2021	0.5412	0.6508	0.5427	0.6191	0.6508
The following table outlines the tax character of our distributions paid in 2023, 2022 and 2021 as a percentage of total distributions. The distributions declared on December 31, 2023, 2022, and 2021 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income(1)	Capital Gains	Return of Capital
2023 Tax Year	—%	14.99%	85.01%
2022 Tax Year	—%	5.65%	94.35%
2021 Tax Year	4.73%	3.36%	91.91%
(1)4.73% of the distributions paid in 2021 are non-qualified.
The following table summarizes our sources of distributions declared to BREIT stockholders and OP unit holders during the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Sources of Distributions
Cash flows from operating activities(1)	$2,835,890	100%	$2,756,392	100%	$1,624,803	100%
Net gains from investment realizations	—	—	—	—	—	—
Indebtedness	—	—	—	—	—	—
Total sources of distributions	$2,835,890	100%	$2,756,392	100%	$1,624,803	100%

Year-to-date cash flows from operating activities	$2,706,489		$2,728,677		$1,783,085
Net gain on dispositions(2)	$1,611,632		$659,030		$55,844
(1)Includes our inception to date cash flows from operating activities, which have funded 100% of our distributions.
(2)Net gain on dispositions includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.

The following table summarizes our distributions declared to BREIT stockholders during the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,461,944	54%	$1,276,365	48%	$758,741	47%
Reinvested in shares	1,262,796	46%	1,405,121	52%	843,172	53%
Total distributions(1)	$2,724,740	100%	$2,681,486	100%	$1,601,913	100%

Funds from Operations(2)	$953,963		$2,508,439		$1,210,441
Adjusted Funds from Operations(2)	$2,090,365		$2,132,484		$1,286,347
Funds Available for Distribution(2)	$1,738,396		$1,865,474		$1,289,474
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Reflects amounts allocable to BREIT stockholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
The following table summarizes our distributions declared to BREIT stockholders and OP unit holders during the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,515,395	53%	$1,321,699	48%	$772,819	48%
Reinvested in shares and units	1,320,495	47%	1,434,693	52%	851,984	52%
Total distributions	$2,835,890	100%	$2,756,392	100%	$1,624,803	100%

Funds from Operations(2)	$965,223		$2,571,723		$1,224,917
Adjusted Funds from Operations(2)	$2,147,317		$2,188,949		$1,302,448
Funds Available for Distribution(2)	$1,810,382		$1,927,126		$1,307,726
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Reflects amounts allocable to BREIT stockholders and OP unit holders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to BREIT stockholders	$(691,822)	$(883,519)	$(804,783)
Adjustments to arrive at FFO:
Depreciation and amortization	4,167,620	4,504,687	2,093,023
Impairment of investments in real estate	238,531	33,554	—
Net (gain) loss on dispositions of real estate	(2,379,427)	(799,154)	1,523
Net loss (gain) on change in control	5,364	(20,370)	—
Amount attributable to non-controlling interests for above adjustments(1)	(386,303)	(326,759)	(79,322)
FFO attributable to BREIT stockholders	953,963	2,508,439	1,210,441
Adjustments to arrive at AFFO:
Performance participation allocation	—	742,670	1,378,959
Incentive compensation awards	67,435	35,475	14,368
Loss on extinguishment of debt	40,300	11,476	16,331
Changes in fair value of financial instruments(2)	943,008	(1,113,318)	(1,208,557)
Straight-line rental income and expense	(208,762)	(270,223)	(165,986)
Amortization of deferred financing costs	250,933	177,354	66,209
Amortization of restricted stock awards	62,861	9,381	580
Other	17,391	7,979	(27,559)
Amount attributable to non-controlling interests for above adjustments(1)	(36,764)	23,251	1,561
AFFO attributable to BREIT stockholders	2,090,365	2,132,484	1,286,347
Adjustments to arrive at FAD:
Management fee	839,237	837,687	445,291
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(644,193)	(515,820)	(253,886)
Stockholder servicing fees	(207,406)	(214,625)	(118,811)
Realized gains on financial instruments(2)	(324,573)	(369,064)	(67,316)
Amount attributable to non-controlling interests for above adjustments(1)	(15,034)	(5,188)	(2,151)
FAD attributable to BREIT stockholders	$1,738,396	$1,865,474	$1,289,474
(1)The difference between FFO, AFFO, and FAD attributable to BREIT stockholders and FFO, AFFO, and FAD attributable to BREIT stockholders and OP unit holders pertains to “amounts attributable to non-controlling interests for above adjustments” within the reconciliations.
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
(3)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.

Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the year ended December 31, 2023, the Adviser elected to receive its management fee in Class I shares and Class B units of BREIT OP, and we issued 24.8 million and 28.0 million unregistered Class I shares and Class B units of BREIT OP, respectively, to the Adviser in satisfaction of the 2023 management fee through November 2023. Additionally, we issued 4.5 million Class B units of BREIT OP to the Adviser in January 2024 in satisfaction of the December 2023 management fee.
The Special Limited Partner is entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The Company issued 54.9 million Class I units in BREIT OP to the Special Limited Partner as payment for $817.5 million of Quarterly Allocations through September 30, 2022. If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received aggregate Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end Performance Allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains. The Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time. If any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) must promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash. For the year ended December 31, 2022, the year-end performance participation allocation was less than the previously settled aggregate Quarterly Allocations during the calendar year 2022, resulting in a Quarterly Shortfall amount equal to approximately $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and is included as a component of Other Assets on the Company's Consolidated Balance Sheets. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares (on a one-for-one basis).
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the year ended December 31, 2023, we received $384.2 million from selling 26.1 million unregistered Class I and Class C shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
During the year ended December 31, 2023, we received $4.5 billion from selling 302.8 million aggregate unregistered Class I shares to The Regents of the University of California in conjunction with a long-term strategic venture with Blackstone. Each of the foregoing transactions was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our share repurchase plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. In the fourth quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, we repurchased less than the full amount of shares requested in October 2023, November 2023 and December 2023. For each of the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, we received repurchase requests that exceeded the applicable repurchase limits under our repurchase plan.
Should repurchase requests, in our board of directors’ judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Further, our board of directors has in the past made exceptions to the limitations in our share repurchase plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
October 2023	84,230,414	$14.80	84,230,414	2.0%	—
November 2023	82,983,631	$14.60	82,983,631	2.0%	—
December 2023	39,805,879	$14.31	39,805,879	1.0%	—
Total	207,019,924	$14.63	207,019,924	5.0%	—
(1)Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)For the months ended October 31, 2023, November 30, 2023 and December 31, 2023, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limit. In accordance with the Company's share repurchase plan, the Company fulfilled 56% of requested repurchases in October 2023, 67% of requested repurchases in November 2023, and 53% of requested repurchases in December 2023.

The Special Limited Partner continues to hold 24,891 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our share repurchase plan.
ITEM 6.    [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Section of the Annual Report on Form 10-K discusses 2023 and 2022 items and year to year comparison between 2023 and 2022. For the discussion of 2022 compared to 2021, see “Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2022, which specific discussion is incorporated by reference.
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
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office Properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Additional unconsolidated interests are included in the respective property segment.
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
As of March 28, 2024, we had received cumulative net proceeds of $75.0 billion from the sale of 5.8 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.
The year ended December 31, 2023 has been characterized by continued volatility in global markets, driven by historic movements in U.S. Treasury bond yields, geopolitical instability, including in the Middle East, and economic uncertainty. Major central banks globally continued monetary policy tightening in the context of historically elevated inflation. In the United States, the Federal Reserve increased the federal funds target range four times over the course of 2023, which reached 5.25%-5.50% in July—the highest level in 22 years. Accordingly, inflation in the United States decelerated throughout the year, with the U.S. consumer price index decreasing from 6.4% annual growth in January 2023 to 3.4% in December 2023, at which time the Federal Reserve signaled that a reduction in the federal funds target range could be appropriate in 2024.
While it is anticipated that central banks may begin to lower interest rates in 2024, interest rates may remain at or near recent highs, which creates further uncertainty for the economy and us and our stockholders. Interest rates remaining elevated for an extended period of time may adversely affect us and our tenants, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact equity values.
Nevertheless, the U.S. economy continued to show resiliency in 2023, underpinned by a strong labor market. Moderating inflation and economic resiliency in the U.S. have led to an increase in investor confidence in recent months. However, the potential for sustained high interest rates and decelerating economic growth may contribute to continued market volatility in the United States and globally.

2023 Highlights
Operating Results:
•Declared monthly net distributions totaling $2.7 billion for the year ended December 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.7%	4.5%	3.8%	4.4%
Year-to-Date Total Return, without upfront selling commissions(2)	(1.4)%	(0.5)%	(1.4)%	(0.8)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(4.7)%	N/A	(4.7)%	(2.2)%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.6%	10.6%	9.9%	10.4%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	9.1%	N/A	9.3%	10.1%
Investments:
•Acquired a $200.0 million partnership interest alongside other investment vehicles managed by Blackstone in a newly formed joint venture with the Federal Deposit Insurance Corporation (“FDIC”), which holds a $16.8 billion senior mortgage loan portfolio retained in receivership following the failure of Signature Bank.
•Sold 139 rental housing properties, 128 self storage properties, 19 hospitality properties, 14 industrial properties, five retail properties, and one office property for total net proceeds of $7.4 billion. We recognized a net realized gain of $1.7 billion, net of the impairment recorded during the year, related to the disposition of such properties. This includes the sale of the Company’s wholly-owned interest in Simply Self Storage for net proceeds of $2.1 billion, resulting in a net realized gain of $695.2 million.
•Sold the Company’s 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for $1.3 billion, resulting in a gain on sale of $430.4 million.
•Sold a 23% common equity interest in a joint venture that owns a 95% interest in the Bellagio for $300.0 million. The Company also sold a preferred equity interest in the joint venture for $650.0 million. The Company controls the joint venture and will therefore continue to consolidate its investment in the Bellagio. The transaction resulted in a $425.0 million premium over our carrying value. The aggregate $950.0 million common and preferred equity interest will be included in the Company’s total equity as non-controlling interests.
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
•Raised $7.7 billion from the sale of shares of our common stock and through private offerings, including the $4.5 billion sold to UC Investments, during the year ended December 31, 2023. Repurchased $13.3 billion of our shares and units from investors during the year ended December 31, 2023.
•Repaid a net $4.0 billion of financings during the year ended December 31, 2023.
Current Portfolio:
•Our portfolio as of December 31, 2023 consisted of investments in real estate (93% based on fair value) and investments in real estate debt (7%).
•Our 4,834 properties(3) as of December 31, 2023 consisted primarily of Rental Housing (53% based on fair value), Industrial (25%), Data Centers (8%) and Net Lease (5%), and our real estate portfolio was primarily concentrated in the following regions: South (38%), West (30%) and East (19%).
•Our investments in real estate debt as of December 31, 2023 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”

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
(3)Excludes 28,324 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2023:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2023:
(1) “Real estate investments” include wholly-owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated Generally Accepted Accounting Principles (“GAAP”) Balance Sheets. “Property Sector” weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. “Region Concentration” represents regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of our real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third-party interests in such real estate properties. “Non-U.S.” reflects investments in Europe and Canada.

The following table provides a summary of our portfolio by segment as of December 31, 2023:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value(4) ($ in thousands)	Segment Revenue(5) ($ in thousands)	Percentage of Total Revenues
Rental Housing(6)	1,099	267,891 units	93%	$15,138	$63,293,594	$5,747,687	57%
Industrial	3,209	439,092 sq. ft.	97%	$5.99	30,222,823	1,810,695	18%
Data Centers	103	9,946 sq. ft.	100%	$14.86	10,072,629	438,416	4%
Net Lease	2	15,409 sq. ft.	100%	N/A	5,366,562	600,562	6%
Office	14	5,164 sq. ft.	99%	$41.92	3,347,581	288,823	3%
Hospitality	248	33,900 keys	73%	$189.14/$138.93	3,005,530	820,429	8%
Retail	79	10,752 sq. ft.	95%	$19.42	2,875,363	255,558	2%
Self Storage	80	5,223 sq. ft.	86%	$14.36	886,187	189,498	2%
Total	4,834				$119,070,269	$10,151,668	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of December 31, 2023. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended December 31, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(3)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the year ended December 31, 2023 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized December 31, 2023 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended December 31, 2023. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(4)Measured as the total fair value of real estate investments for each sector, excluding the value of any third-party interests in such real estate investments.
(5)Segment revenue is presented for the year ended December 31, 2023 and includes our allocable share of revenues generated by unconsolidated entities.
(6)Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Rental Housing units include multifamily units, affordable housing units, manufactured housing sites, student housing units, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of December 31, 2023:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	94%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	92%
Domain Multifamily	1	Dallas, TX	Sept. 2017	100%	395 units	93%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	6	Various	Various	100%	945 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	92%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	84%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	95%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville & Orlando, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	92%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	92%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	11	Various	Feb. 2019	100%	2,975 units	93%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	94%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	94%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	91%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	89%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	95%
Colorado 3-Pack	1	Denver, CO	May 2019	100%	300 units	91%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	90%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	89%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	92%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	91%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	90%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	90%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	91%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	91%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	89%
Terra Multifamily	1	Austin, TX	Dec. 2019	100%	372 units	92%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	93%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	91%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	94%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	93%
Grizzly Multifamily Portfolio	1	Atlanta, GA	Oct. 2020	100%	425 units	93%
Jaguar Multifamily Portfolio	9	Various	Nov. & Dec. 2020	100%	3,014 units	91%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	93%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	93%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	92%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	94%
Rosery Multifamily Portfolio	1	Largo, FL	April 2021	100%	224 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	16	Various	Various	98%	6,409 units	93%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	94%
Charlotte Multifamily Portfolio	2	Various	June & Aug. 2021	100%	576 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	92%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	95%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	86%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	93%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	93%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	92%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	92%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	89%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	92%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	93%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	91%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	95%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	93%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	94%
Rapids Multifamily Portfolio	37	Various	May 2022	100%	11,245 units	92%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	94%
Pike Multifamily Portfolio(4)	46	Various	June 2022	100%	12,332 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	96%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,249 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	86%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	90%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	94%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	95%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	85%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,858 units	88%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	97%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	97%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	97%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	89%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	92%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	90%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	93%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	99%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	99%
American Campus Communities	146	Various	Aug. 2022	69%	35,093 units	96%
Home Partners of America(5)	N/A(1)	Various	Various	Various(5)	28,324 units	91%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	93%
Ace Affordable Housing Portfolio(6)	484	Various	Dec. 2021	Various(6)	64,915 units	94%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	98%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	95%
Total Rental Housing	1,099				267,891 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	100%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	98%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	100%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	134	Various	March 2018	100%	19,651 sq. ft.	96%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	86	Various	Nov. 2018	99%	11,185 sq. ft.	98%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	95%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	97%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	98%
Jupiter 12 Industrial Portfolio	298	Various	Sept. 2019	100%	57,616 sq. ft.	96%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	98%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	87%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	99%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(7)	18	Various	Jan. & Aug. 2021	85%	2,693 sq. ft.	N/A
Vault Industrial Portfolio(7)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	90%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(7)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(8)	131	Various	Oct. 2021	Various	34,939 sq. ft.	99%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(7)	17	Various Germany	Oct. 2021	10%	1,546 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,022 sq. ft.	97%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(7)	326	Various	Nov. 2021	12%	67,542 sq. ft.	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	98%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	98%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(7)	68	Various	Dec. 2021	23%	10,140 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	84%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(7)	1,613	Various Europe	Various	15%	146,958 sq. ft.	N/A
Total Industrial	3,209				439,092 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(7)	89	Various	Aug. 2021	33.5%	7,253 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Phoenix Tower International(9)	N/A	Various	May 2022	8.8%	N/A	N/A
Total Data Centers	103				9,946 sq. ft.

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	93%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	98%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	93%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(7)	6	Various	Oct. 2021	50%	1,229 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	95%
Pike Retail Portfolio(4)(10)	47	Various	June 2022	Various	5,056 sq. ft.	94%
Total Retail	79				10,752 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(7)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(4)	2	Various	June 2022	100%	258 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,164 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	71%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	59%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	67%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	77%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	82%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	2	Various	Aug. 2018	100%	225 keys	80%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	72%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	80%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	69%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	73%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	85%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	72%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	67%
Sleep Extended Stay Hotel Portfolio(7)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	72%
Total Hospitality	248				33,900 keys

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,320 sq. ft.	88%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	85%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,109 sq. ft.	86%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(1)	Occupancy Rate(3)
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	243 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	157 sq. ft.	88%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	89%
Flamingo Self Storage Portfolio	6	Various	Various	98%	399 sq. ft.	84%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,813 sq. ft.	85%
Total Self Storage	80				5,223 sq. ft.

Total Investments in Real Estate	4,834
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
(3)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of December 31, 2023. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2023. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended December 31, 2023. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2023. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2023. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(4)Represents acquisition of Preferred Apartment Communities (“PAC”).
(5)Includes a 100% interest in 17,666 consolidated single family rental homes, a 44% interest in 8,873 unconsolidated single family rental homes, and a 12% interest in 1,785 unconsolidated single family rental homes.
(6)Includes various ownership interests in 453 consolidated affordable housing units and 31 unconsolidated affordable housing units.
(7)Investment is unconsolidated.
(8)Includes various ownership interests in 105 consolidated industrial properties and 26 unconsolidated industrial properties.
(9)Consists of an unconsolidated joint venture formed by the Company and certain Blackstone-managed investment vehicles invested in a wireless tower business.
(10)Includes 46 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of December 31, 2023 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024	744	$162,703	9%	25,877	13%
2025	691	151,286	8%	22,272	11%
2026	731	215,116	12%	35,777	18%
2027	709	214,336	11%	30,710	15%
2028	642	219,247	12%	31,848	16%
2029	275	126,906	7%	16,165	8%
2030	138	115,153	6%	12,987	6%
2031	97	34,219	2%	4,309	2%
2032	65	44,594	2%	3,725	2%
2033	71	31,997	2%	1,845	1%
Thereafter	135	544,608	29%	14,947	8%
Total	4,298	$1,860,165	100%	200,462	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2023 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of December 31, 2023:

Credit Rating[1]

A
1%
CCC
<1%
AA
1%
BBB
10%
Private
CRE Loans
14%
Not Rated²
42%
BB
16%
B
15%

Collateral Type[1]

Diversified
1%
Other
4%
Office
4%
Net Lease
11%
Hospitality
11%
Industrial
33%
Rental
Housing
36%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 46% industrial and 49% rental housing assets, and include interest-only securities with a fair value of $25.3 million.

The following table details our investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/12/2033	$7,057,695	$6,960,973	$6,487,805
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.9%	5/6/2034	7,444,500	7,340,100	6,786,673
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,751
Total investments in real estate debt	8.9%	1/22/2033	$9,044,756	$8,908,378	$8,345,064
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” refers to the relevant floating benchmark rates, which include SOFR, SONIA, and EURIBOR, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of December 31, 2023 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of December 31, 2023, we have interest rate swaps outstanding with a notional value of $0.6 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.2 billion as of December 31, 2023. In addition, CMBS includes zero-coupon securities of $0.4 billion as of December 31, 2023.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the FDIC.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended December 31,		Change
	2023	2022	$
Revenues
Rental revenue	$7,816,240	$6,564,119	$1,252,121
Hospitality revenue	694,491	721,654	(27,163)
Other revenue	423,674	360,605	63,069
Total revenues	8,934,405	7,646,378	1,288,027
Expenses
Rental property operating	3,652,121	2,916,936	735,185
Hospitality operating	479,493	508,868	(29,375)
General and administrative	69,176	52,652	16,524
Management fee	839,237	837,687	1,550
Performance participation allocation	—	742,670	(742,670)
Impairment of investments in real estate	236,071	33,554	202,517
Depreciation and amortization	3,811,218	4,098,366	(287,148)
Total expenses	9,087,316	9,190,733	(103,417)
Other income (expense)
Income from unconsolidated entities	119,941	182,249	(62,308)
Income (loss) from investments in real estate debt	798,164	(167,083)	965,247
Change in net assets of consolidated securitization vehicles	191,703	(42,119)	233,822
(Loss) income from interest rate derivatives	(755,519)	2,566,720	(3,322,239)
Net gain on dispositions of real estate	1,935,021	808,846	1,126,175
Interest expense, net	(3,072,741)	(2,307,515)	(765,226)
Loss on extinguishment of debt	(40,300)	(11,476)	(28,824)
Other expense	(3,319)	(565,575)	562,256
Total other income (expense)	(827,050)	464,047	(1,291,097)
Net loss	$(979,961)	$(1,080,308)	$100,347
Net loss attributable to non-controlling interests in third party joint ventures	$247,989	$173,109	$74,880
Net loss attributable to non-controlling interests in BREIT OP	40,150	23,680	16,470
Net loss attributable to BREIT stockholders	$(691,822)	$(883,519)	$191,697
Net loss per share of common stock — basic and diluted	$(0.16)	$(0.20)	$0.04
Rental Revenue
During the year ended December 31, 2023, rental revenue increased $1.3 billion as compared to the year ended December 31, 2022. The increase can primarily be attributed to a $276.4 million increase in same property revenues and a $1.0 billion increase in non-same property revenues due to the real estate acquisitions, offset by dispositions, we made from January 1, 2022 to December 31, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.
Hospitality Revenue
During the year ended December 31, 2023, hospitality revenue decreased $27.2 million as compared to the year ended December 31, 2022. The decrease can primarily be attributed to a $57.4 million decrease in non-same property revenues due to the real estate dispositions we made from January 1, 2022 to December 31, 2023, partially offset by a $30.2 million increase in same property revenues. See Same Property Results of Operations section for further details of the increase in same property revenues.
Other Revenue
During the year ended December 31, 2023, other revenue increased $63.1 million as compared to the year ended December 31, 2022. The increase can primarily be attributed to a $19.3 million increase in same property revenues and a $43.8 million increase in non-same property revenues due to the real estate acquisitions, offset by dispositions, we made from January 1, 2022 to December 31, 2023. See Same Property Results of Operations section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the year ended December 31, 2023, rental property operating expenses increased $735.2 million as compared to the year ended December 31, 2022. The increase can primarily be attributed to a $114.3 million increase in same property operating expenses and a $620.9 million increase in non-same property operating expenses due to the real estate acquisitions, offset by dispositions, we made from January 1, 2022 to December 31, 2023. See Same Property Results of Operations section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the year ended December 31, 2023, hospitality operating expenses decreased $29.4 million as compared to the year ended December 31, 2022. The decrease can primarily be attributed to a $56.7 million decrease in non-same property expenses due to the real estate dispositions we made from January 1, 2022 to December 31, 2023, partially offset by a $27.3 million increase in same property operating expenses. See Same Property Results of Operations section for further details of the increase in same property hospitality operating expenses.
General and Administrative expenses
During the year ended December 31, 2023, general and administrative expenses increased $16.5 million compared to the year ended December 31, 2022. The increase was due to an increase in various corporate level expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Management Fee
During the year ended December 31, 2023, the management fee increased $1.6 million compared to the year ended December 31, 2022. The increase was due to a higher average NAV during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Performance Participation Allocation
During the year ended December 31, 2023, the performance participation allocation expense decreased $742.7 million compared to the year ended December 31, 2022. The decrease was primarily the result of a lower total return for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Impairment of Investments in Real Estate

During the year ended December 31, 2023, impairments of investments in real estate increased $202.5 million compared to the year ended December 31, 2022. The increase was primarily due to recognizing an aggregate $204.8 million of impairment during the year ended December 31, 2023 related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes, as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of these investments in the near term.
Depreciation and Amortization
During the year ended December 31, 2023, depreciation and amortization decreased $287.1 million compared to the year ended December 31, 2022. The decrease was primarily driven by the impact of disposition activity from January 1, 2022 through December 31, 2023 and the full amortization of certain intangible assets.
Income from Unconsolidated Entities
During the year ended December 31, 2023, income from unconsolidated entities decreased $62.3 million compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease of $384.4 million of change in the fair value of unconsolidated entities carried at fair value and a decrease of $110.8 million of income from unconsolidated entities, partially offset by an increase of $432.9 million due to a net realized gain on the sale of our interests in unconsolidated entities.

Income (Loss) from Investments in Real Estate Debt
During the year ended December 31, 2023, income from investments in real estate debt increased $1.0 billion compared to the year ended December 31, 2022. For the year ended December 31, 2023, we had net unrealized/realized gains on our investments in real estate debt of $118.5 million and for the year ended December 31, 2022, we had net unrealized/realized losses on our investments in real estate debt of $745.3 million. Additionally, net interest income increased $101.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the impact of an increase in floating rates on our investments in real estate debt.
Change in Net Assets of Consolidated Securitization Vehicles
During the year ended December 31, 2023, the change in net assets of consolidated securitization vehicles increased $233.8 million compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $198.4 million in net unrealized/realized gains and an increase of $35.4 million in interest income due to the impact of an increase in floating rates on our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the year ended December 31, 2023, income from interest rate derivatives decreased $3.3 billion compared to the year ended December 31, 2022. The decrease was attributable to a decrease in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the year ended December 31, 2023, net gain on dispositions of real estate increased $1.1 billion compared to the year ended December 31, 2022. During the year ended December 31, 2023, we recorded $1.9 billion of net gains from the sale of 139 rental housing properties, 128 self storage properties, 19 hospitality properties, 14 industrial properties, five retail properties and one office property. During the year ended December 31, 2022, we recorded $808.8 million of net gain from the disposition of 64 industrial properties, 55 rental housing properties, 7 self storage properties and 2 hospitality properties. The number of properties excludes single family rental homes sold.
Interest Expense, Net
During the year ended December 31, 2023, net interest expense increased $765.2 million compared to the year ended December 31, 2022. The increase was primarily due to the incremental financing we obtained in connection with new investments as well as an increase in floating interest rates.
Other Expense
During the year ended December 31, 2023, other expense decreased $562.3 million compared to the year ended December 31, 2022. For the year ended ended December 31, 2023, we had net unrealized/realized gains on our investments in equity securities of $37.9 million and for the year ended December 31, 2022, we had net unrealized/realized losses on our investments in equity securities of $520.8 million.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which specific discussion is incorporated herein by reference.

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

Same property NOI assists in eliminating disparities in net income due to the acquisition, disposition, development, or redevelopment of properties during the periods presented, and therefore we believe it provides a meaningful performance measure for the comparison of the operating performance of our properties, which we believe is useful to investors. Our same property NOI may not be comparable to that of other companies and should not be considered to be more relevant or accurate in evaluating our operating performance than our GAAP net income (loss).

For the years ended December 31, 2023 and December 31, 2022, our same property portfolio consisted of 782 rental housing, 1,518 industrial, one net lease, 15 data centers, 45 hotel, 54 self storage, 32 retail, and six office properties. The following table reconciles GAAP net loss to same property NOI for the year ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	$
Net loss	$(979,961)	$(1,080,308)	$100,347
Adjustments to reconcile to same property NOI
General and administrative	69,176	52,652	16,524
Management fee	839,237	837,687	1,550
Performance participation allocation	—	742,670	(742,670)
Impairment of investments in real estate	236,071	33,554	202,517
Depreciation and amortization	3,811,218	4,098,366	(287,148)
Income from unconsolidated entities	(119,941)	(182,249)	62,308
(Income) loss from investments in real estate debt	(798,164)	167,083	(965,247)
Change in net assets of consolidated securitization vehicles	(191,703)	42,119	(233,822)
Loss (income) from interest rate derivatives	755,519	(2,566,720)	3,322,239
Net gain on dispositions of real estate	(1,935,021)	(808,846)	(1,126,175)
Interest expense, net	3,072,741	2,307,515	765,226
Loss on extinguishment of debt	40,300	11,476	28,824
Other expense	3,319	565,575	(562,256)
Non-core property expenses	643,681	507,945	135,736
Incentive compensation awards(1)	55,113	33,807	21,306
Lease termination fees	(5,109)	(6,310)	1,201
Amortization of above- and below-market lease intangibles	(62,670)	(60,738)	(1,932)
Straight-line rental income and expense	(171,849)	(183,301)	11,452
NOI from unconsolidated entities	810,923	730,228	80,695
NOI attributable to non-controlling interests in third party joint ventures	(447,230)	(162,911)	(284,319)
NOI attributable to BREIT stockholders	5,625,650	5,079,294	546,356
Less: Non-same property NOI attributable to BREIT stockholders	2,194,005	1,837,097	356,908
Same property NOI attributable to BREIT stockholders	$3,431,645	$3,242,197	$189,448
(1) Included in rental property operating and hospitality operating expense on our Consolidated Statements of Operations.
The following table details the components of same property NOI for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Same property NOI
Rental revenue	$4,741,269	$4,464,888	$276,381	6%
Hospitality revenue	453,870	423,675	30,195	7%
Other revenue	174,289	155,011	19,278	12%
Total revenues	5,369,428	5,043,574	325,854	6%

Rental property operating	1,729,401	1,615,128	114,273	7%
Hospitality operating	304,302	277,040	27,262	10%
Total expenses	2,033,703	1,892,168	141,535	7%

Same property NOI attributable to non-controlling interests in third party joint ventures	(164,213)	(159,533)	(4,680)	3%
Consolidated same property NOI attributable to BREIT stockholders	3,171,512	2,991,873	179,639	6%
Same property NOI from unconsolidated entities	260,133	250,324	9,809	4%
Same property NOI attributable to BREIT stockholders	$3,431,645	$3,242,197	$189,448	6%

Same Property – Rental Revenue
Same property rental revenue increased $276.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to a $214.5 million increase in base rental revenue, a $38.9 million increase in tenant reimbursement income as a result of higher operating expenses, and a $23.0 million decrease in bad debt reserves. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

	Year Ended December 31,		2023 vs. 2022
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2023	2022
Rental Housing	$2,862,770	$2,722,714	$140,056	(1)%	+6%
Industrial	984,898	919,081	65,817	(1)%	+8%
Net Lease	260,429	255,323	5,106	—%	+2%
Self Storage	47,798	47,380	418	(3)%	+4%
Retail	96,327	94,763	1,564	—%	+1%
Data Centers	26,734	26,163	571	—%	+2%
Office	43,033	42,038	995	+1%	+1%
Total base rental revenue	$4,321,989	$4,107,462	$214,527

Same Property – Hospitality Revenue
Same property hospitality revenue increased $30.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. ADR for the hotels in our same property portfolio increased to $185 from $181 while occupancy increased 4% and RevPAR increased to $137 from $128 during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Same Property – Other Revenue
Same property other revenue increased $19.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the year ended December 31, 2023.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $114.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in rental property operating expenses for the year ended December 31, 2023 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $27.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the year ended December 31, 2023.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $8.1 billion of liquidity as of March 27, 2024. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $5.7 billion as well as unrestricted cash and cash equivalents of $2.4 billion. We also expect $0.1 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of March 27, 2024. We also generate incremental liquidity through our operating cash flows, which were $2.7 billion for the year ended December 31, 2023. In addition, we remain moderately leveraged (48% as of December 31, 2023) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $8.3 billion as of December 31, 2023. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $75.0 billion as of March 27, 2024.

Capital Resources
As of December 31, 2023, our indebtedness included loans secured by our properties, repurchase agreements and other financing agreements secured by our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of December 31, 2023 ($ in thousands):

	December 31, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.7%	7/13/2029	N/A	$23,872,148	$25,152,361
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.5%	3/29/2027	N/A	32,316,849	34,141,570
Variable rate warehouse facilities(4)	+2.0%	10/4/2025	$4,388,249	3,541,543	3,728,340
Variable rate secured revolving credit facilities(5)	+1.7%	5/22/2026	$3,797,702	2,489,784	2,608,778
Total variable rate loans	+2.4%	1/18/2027		38,348,176	40,478,688
Total loans secured by our properties	6.2%	1/1/2028		62,220,324	65,631,049

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.4%	1/4/2025	N/A	4,368,269	4,966,685

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	+2.5%	1/24/2025	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	1,126,923

Total indebtedness				$67,715,516	$71,724,657

(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, EURIBOR, and SONIA as applicable to each loan or secured financing. As of December 31, 2023, we had outstanding interest rate swaps with an aggregate notional balance of $33.0 billion and interest rate caps with an aggregate notional balance of $9.6 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $293.3 million and $364.5 million of loans related to investments in affordable housing properties as of December 31, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of December 31, 2023:

December 31, 2023
Weighted average interest rate of loans secured by our properties	6.2%
Impact of interest rate swaps, caps and other derivatives	(1.9)%
Net weighted average interest rate of loans secured by our properties	4.3%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of March 28, 2024, we have received cumulative net proceeds of $13.9 billion from selling an aggregate of 942.5 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 354.7 million Class S shares, 447.0 million Class I shares, 18.9 million Class T shares, and 121.9 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In the fourth quarter of 2023, we received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under our share repurchase plan. Therefore, as a result of the aforementioned monthly and quarterly limits, our board of directors exercised its discretion to repurchase less than the full amount of shares requested in October 2023, November 2023 and December 2023. For each of the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, we received repurchase requests that exceeded the applicable repurchase limits under our repurchase plan. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by operating activities	$2,706,489	$2,728,677
Cash flows provided by (used in) investing activities	9,852,582	(30,850,066)
Cash flows (used in) provided by financing activities	(12,114,492)	26,973,179
Net increase in cash and cash equivalents and restricted cash	$444,579	$(1,148,210)
Cash flows provided by operating activities decreased $22.2 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to decreased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows from investing activities increased $40.7 billion during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a net decrease of $30.8 billion in acquisitions of real estate, an increase of $4.5 billion in proceeds from disposition of real estate, a decrease of $3.4 billion in investment in unconsolidated entities, a net increase of $3.4 billion related to investments in real estate debt securities, and an increase of $2.0 billion in return of capital from unconsolidated entities. This was partially offset by a net decrease of $2.0 billion related to real estate-related equity securities, a net decrease of $1.2 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles, and an increase of $0.2 billion in capital improvements to real estate.

Cash flows from financing activities decreased $39.1 billion during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a net decrease of $25.2 billion in borrowings, a decrease of $11.2 billion in proceeds from issuance of common stock, an increase of $2.0 billion in repurchases of common stock, a decrease of $1.5 billion in contributions from non-controlling interests, an increase of $0.4 billion in distributions to non-controlling interests, an increase of $0.2 billion in distributions, and a decrease of $0.1 billion in subscriptions received in advance. This was partially offset by a net decrease of $1.1 billion in repayments of senior obligations of consolidated securitization vehicles and a decrease of $0.4 billion in payment of deferred financing costs.
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
Impairment of Investments in Real Estate
Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of the real estate may not be recoverable. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2023 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$79,087,986	$10,446,278	$31,855,830	$24,274,564	$12,511,314
Ground leases	3,362,371	41,434	84,568	86,375	3,149,994
Total	$82,450,357	$10,487,712	$31,940,398	$24,360,939	$15,661,308

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at December 31, 2023. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $43.8 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, EURIBOR, CDOR, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with a notional amount of $33.0 billion and interest rate caps with an aggregate net notional balance of $9.6 billion as of December 31, 2023 to hedge the risk of increasing interest rates. For the year ended December 31, 2023, a 10% increase in each of the Reference Rates would have resulted in increased interest expense of $33.1 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions.

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2023, substantially all of our floating rate debt has transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Refer to “Part I. Item 1A. Risk Factors — Risks Related to Debt Financing — We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”)” of this Annual Report on Form 10-K for more information on risk factors associated with the LIBOR.

Investments in Real Estate Debt
As of December 31, 2023, we held $8.3 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $38.9 million for the year ended December 31, 2023.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $0.8 billion.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.

ITEM  9B. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., formerly “Atlantia S.p.A.,” which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.5
Articles Supplementary Designating Class C Common Stock of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.6
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.7
Certificate of Correction of Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 11, 2023 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.8
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.3 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.9
Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed on August 30, 2016 and incorporated herein by reference).

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

4.3*	Description of Securities of Blackstone Real Estate Income Trust, Inc

4.4
Blackstone Real Estate Income Trust, Inc. 2022 Stock Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-263870) filed on March 25, 2022 and incorporated herein by reference)

10.1
Fourth Amended and Restated Advisory Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Operating Partnership, L.P. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

10.2
Fourth Amended and Restated Limited Partnership Agreement of BREIT Operating Partnership L.P., by and between Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.P. (fka BREIT Special Limited Partner L.L.C.) and the limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

10.3
Registration Rights Agreement, by and among Blackstone Real Estate Income Trust, Inc., BREIT Special Limited Partner L.L.P. (f/k/a BREIT Special Limited Partner L.L.C.) and BX REIT Advisors L.L.C. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.4
Trademark License Agreement, by and among Blackstone TM L.L.C., Blackstone Real Estate Income Trust, Inc. and BREIT Operating Partnership L.P. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

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

10.8
Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

10.9	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 28, 2024	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2024	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 28, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 28, 2024	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)

March 28, 2024	/s/ Robert Harper
Date	Robert Harper
President and Director

March 28, 2024	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Operating Officer and Director

March 28, 2024	/s/ Brian Kim
Date	Brian Kim
Head of Acquisitions and Capital Markets and Director

March 28, 2024	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 28, 2024	/s/ Susan Carras
Date	Susan Carras
Director

March 28, 2024	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 28, 2024	/s/ Field Griffith
Date	Field Griffith
Director

March 28, 2024	/s/ Edward Lewis
Date	Edward Lewis
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairments of Investment in Real Estate – Hold Period — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company periodically reviews its real estate investments for impairment or when there is an event or change in circumstances that indicates the carrying amount of the real estate investment may not be recoverable. If an impairment indicator is identified, a real estate investment is considered impaired only if the Company’s estimate of aggregate future undiscounted cash flows, taking into account the estimated probability-weighted hold period, is less than the carrying amount of the investment. Changes in any estimates and/or assumptions, particularly the estimated hold period, could have a material impact on the future undiscounted cash flows.

We identified the Company’s estimate of hold period for real estate investments evaluated for impairment as a critical audit matter because of the significance of the estimate within the Company’s impairment analysis. This required a high degree of auditor judgment and an increased extent of effort, especially given the inherent unpredictability involved in the timing of dispositions of real estate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s estimated real estate investment hold periods included, among others, the following:

•We engaged in discussions with management regarding the assumptions utilized in the determination of estimated hold periods, and evaluated audit evidence, including inspection of the Company’s Board of Director meeting minutes, to determine whether it supported or contradicted the conclusions reached by the Company.

•We evaluated the reasonableness of the Company’s estimated hold periods by performing a retrospective analysis of disposed properties to the Company’s estimated hold period in periods prior to the disposition.

•We searched public records for indications of whether certain real estate investments may be actively marketed for sale using external tools utilized by our valuation specialists.

/s/ Deloitte & Touche LLP

New York, New York
March 28, 2024

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$91,079,010	$98,149,492
Investments in unconsolidated entities (includes $4,221,593 and $4,947,251 at fair value as of December 31, 2023 and December 31, 2022, respectively)	7,338,329	9,369,402
Investments in real estate debt	6,790,632	8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	16,331,578	17,030,387
Cash and cash equivalents	1,945,260	1,281,292
Restricted cash	749,760	973,200
Other assets	6,563,226	7,881,948
Total assets	$130,797,795	$142,687,424

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$61,693,678	$64,962,703
Secured financings of investments in real estate debt	4,368,269	4,966,685
Senior obligations of consolidated securitization vehicles, at fair value	14,777,146	15,288,598
Unsecured revolving credit facilities and term loans	1,126,923	1,126,923
Due to affiliates	1,033,083	1,676,308
Other liabilities	3,978,665	3,912,033
Total liabilities	86,977,764	91,933,250

Commitments and contingencies	—	—
Redeemable non-controlling interests	197,537	553,423

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,488,197 and 1,597,414 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14,882	15,974
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,402,959 and 2,394,737 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	24,030	23,947
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 59,246 and 72,599 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	592	726
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 154,794 and 421,428 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,548	4,214
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,136 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	21	—
Additional paid-in capital	48,576,100	53,212,494
Accumulated other comprehensive income	345,975	393,928
Accumulated deficit and cumulative distributions	(12,612,581)	(9,196,019)
Total stockholders’ equity	36,350,567	44,455,264
Non-controlling interests attributable to third party joint ventures	4,709,621	4,278,895
Non-controlling interests attributable to BREIT OP unitholders	2,562,306	1,466,592
Total equity	43,622,494	50,200,751
Total liabilities and equity	$130,797,795	$142,687,424
See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue	$7,816,240	$6,564,119	$3,140,528
Hospitality revenue	694,491	721,654	412,338
Other revenue	423,674	360,605	143,805
Total revenues	8,934,405	7,646,378	3,696,671

Expenses
Rental property operating	3,652,121	2,916,936	1,192,571
Hospitality operating	479,493	508,868	316,144
General and administrative	69,176	52,652	32,046
Management fee	839,237	837,687	445,291
Performance participation allocation	—	742,670	1,378,959
Impairment of investments in real estate	236,071	33,554	—
Depreciation and amortization	3,811,218	4,098,366	1,919,932
Total expenses	9,087,316	9,190,733	5,284,943

Other income (expense)
Income from unconsolidated entities	119,941	182,249	205,980
Income (loss) from investments in real estate debt	798,164	(167,083)	346,984
Change in net assets of consolidated securitization vehicles	191,703	(42,119)	106,240
(Loss) income from interest rate derivatives	(755,519)	2,566,720	49,329
Net gain on dispositions of real estate	1,935,021	808,846	7,881
Interest expense, net	(3,072,741)	(2,307,515)	(847,440)
Loss on extinguishment of debt	(40,300)	(11,476)	(16,331)
Other (expense) income	(3,319)	(565,575)	899,465
Total other income (expense)	(827,050)	464,047	752,108
Net loss	$(979,961)	$(1,080,308)	$(836,164)
Net loss attributable to non-controlling interests in third party joint ventures	$247,989	$173,109	$22,090
Net loss attributable to non-controlling interests in BREIT OP unit holders	40,150	23,680	9,291
Net loss attributable to BREIT stockholders	$(691,822)	$(883,519)	$(804,783)
Net loss per share of common stock — basic and diluted	$(0.16)	$(0.20)	$(0.30)
Weighted-average shares of common stock outstanding, basic and diluted	4,409,879	4,334,100	2,645,228

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(979,961)	$(1,080,308)	$(836,164)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	29,338	(50,303)	(9,569)
Unrealized (loss) gain on derivatives	(75,707)	408,069	—
Unrealized (loss) gain on derivatives from unconsolidated entities	(27,426)	149,286	—
Other comprehensive (loss) income	(73,795)	507,052	(9,569)
Comprehensive loss	(1,053,756)	(573,256)	(845,733)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	270,269	80,139	22,090
Comprehensive loss attributable to non-controlling interests in BREIT OP unit holders	43,712	13,095	9,291
Comprehensive loss attributable to BREIT stockholders	$(739,775)	$(480,022)	$(814,352)

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Changes in Equity (in thousands, except per share data)

	Par Value									Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I		Common Stock Class T	Common Stock Class D		Common Stock Class C	Additional Paid-in Capital				Total Stockholders' Equity			Total Equity
Balance at December 31, 2020	$7,029	$9,270		$459	$1,241		$—	$19,059,045		$—	$(3,224,318)	$15,852,726	$143,253	$187,972	$16,183,951

Common stock issued	$5,434	$12,210		$114	$1,643		$—	$24,726,163		$—	$—	$24,745,564	$—	$—	$24,745,564
Offering costs	—	—		—	—		—	(805,116)		—	—	(805,116)	—	—	(805,116)
Distribution reinvestment	252	306		14	51		—	792,330		—	—	792,953	—	—	792,953
Common stock/units repurchased	(172)	(927)		(14)	(24)		—	(1,420,460)		—	—	(1,421,597)	(129)	(2,915)	(1,424,641)
Amortization of compensation awards	—	6		—	—		—	574		—	—	580	—	14,368	14,948
Net loss ($1,794 allocated to redeemable non‑controlling interests)	—	—		—	—		—	—		—	(804,783)	(804,783)	(20,302)	(9,285)	(834,370)
Other comprehensive loss	—	—		—	—		—	—		(9,569)	—	(9,569)	—	—	(9,569)
Distributions declared on common stock ($0.6508 gross per share)	—	—		—	—		—	—		—	(1,601,913)	(1,601,913)	—	—	(1,601,913)
Contributions from non-controlling interests	—	—		—	—		—	—		—	—	—	2,300,133	473,017	2,773,150
Distributions to and redemptions of non-controlling interests	—	—		—	—		—	—		—	—	—	(678,699)	(22,890)	(701,589)
Allocation to redeemable non-controlling interests	—	—		—	—		—	(103,442)		—	—	(103,442)	—	—	(103,442)
Balance at December 31, 2021	$12,543	$20,865		$573	$2,911		$—	$42,249,094		$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926

Common stock issued	$3,894	$8,301		$169	$1,456		$—	$20,636,506		$—	$—	$20,650,326	$—	$—	$20,650,326
Offering costs	—	—		—	—		—	(621,874)		—	—	(621,874)	—	—	(621,874)
Distribution reinvestment	320	511		16	87		—	1,385,874		—	—	1,386,808	—	—	1,386,808
Common stock/units repurchased	(783)	(5,971)		(32)	(240)		—	(10,472,394)		—	—	(10,479,420)	—	(52,532)	(10,531,952)
Amortization of compensation awards	—	241		—	—		—	23,847		—	—	24,088	—	12,112	36,200
Net loss ($6,602 allocated to redeemable non‑controlling interests)	—	—		—	—		—	—		—	(883,519)	(883,519)	(171,017)	(19,170)	(1,073,706)
Other comprehensive loss	—	—		—	—		—	—		403,497	—	403,497	93,334	11,099	507,930
Distributions declared on common stock ($0.6685 gross per share)	—	—		—	—		—	—		—	(2,681,486)	(2,681,486)	—	—	(2,681,486)
Contributions from non-controlling interests	—	—		—	—		—	—		—	—	—	2,922,181	949,722	3,871,903
Distributions to and redemptions of non-controlling interests	—	—		—	—		—	50,723		—	—	50,723	(309,859)	(74,906)	(334,042)
Allocation to redeemable non-controlling interests	—	—		—	—		—	(39,282)		—	—	(39,282)	—	—	(39,282)
Balance at December 31, 2022	$15,974	$23,947		$726	$4,214		$—	$53,212,494		$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751

Common stock issued (transferred)	$314	$6,215	A	$(71)	$(2,415)	A	$21	$6,907,721	A	$—	$—	$6,911,785	$—	$—	$6,911,785
Reduction in accrual for offering costs, net	—	—		—	—		—	383,958		—	—	383,958	—	—	383,958
Distribution reinvestment	305	509		16	46		—	1,282,152		—	—	1,283,028	—	57,699	1,340,727
Common stock/units repurchased	(1,711)	(7,229)		(79)	(297)		—	(13,663,714)		—	—	(13,673,030)	—	(430,472)	(14,103,502)
Amortization of compensation awards	—	588		—	—		—	58,229		—	—	58,817	—	9,343	68,160
Net loss ($3,526 allocated to redeemable non‑controlling interests)	—	—		—	—		—	—		—	(691,822)	(691,822)	(250,094)	(34,519)	(976,435)
Other comprehensive loss ($302 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—		—	—		—	—		(47,953)	—	(47,953)	(22,357)	(3,787)	(74,097)
Distributions declared on common stock ($0.666 gross per share) and OP Units	—	—		—	—		—	—		—	(2,724,740)	(2,724,740)	—	(111,150)	(2,835,890)
Contributions from non-controlling interests	—	—		—	—		—	396,297		—	—	396,297	982,152	1,608,600	2,987,049
Operating distributions to non-controlling interests	—	—		—	—		—	—		—	—	—	(70,616)	—	(70,616)
Capital distributions to non-controlling interests	—	—		—	—		—	(5,216)		—	—	(5,216)	(208,359)	—	(213,575)
Allocation to redeemable non-controlling interests	—	—		—	—		—	4,179		—	—	4,179	—	—	4,179
Balance at December 31, 2023	$14,882	$24,030		$592	$1,548		$21	$48,576,100		$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(979,961)	$(1,080,308)	$(836,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	839,237	837,687	445,291
Performance participation allocation	—	742,670	1,378,959
Impairment of investments in real estate	236,071	33,554	—
Depreciation and amortization	3,811,218	4,098,366	1,919,932
Net gain on dispositions of real estate	(1,935,021)	(808,846)	(7,881)
Loss on extinguishment of debt	40,300	11,476	16,331
Unrealized loss (gain) on fair value of financial instruments	770,669	(923,641)	(1,035,763)
Realized gain on sale of real estate-related equity securities	(26,124)	(350,003)	(16,271)
Income from unconsolidated entities	(119,941)	(182,249)	(205,980)
Distributions of earnings from unconsolidated entities	322,502	249,902	112,517
Other items	6,999	55,291	(72,111)
Change in assets and liabilities:
Increase in other assets	(222,502)	(431,250)	(347,998)
Increase (decrease) in due to affiliates	(8,562)	1,273	2,799
(Decrease) increase in other liabilities	(28,396)	474,755	429,424
Net cash provided by operating activities	2,706,489	2,728,677	1,783,085
Cash flows from investing activities:
Acquisitions of real estate	(41,405)	(30,896,249)	(28,886,135)
Capital improvements to real estate	(1,493,414)	(1,310,687)	(576,304)
Proceeds from disposition of real estate	7,396,083	2,918,715	267,045
Refunds of pre-acquisition costs/deposits	22,869	100,163	(152,220)
Investment in unconsolidated entities	(408,537)	(3,848,722)	(5,236,968)
Dispositions of and return of capital from unconsolidated entities	1,996,760	24,103	45,761
Proceeds from consolidation of previously unconsolidated entities	32,961	—	—
Purchase of investments in real estate debt	(368,001)	(4,488,157)	(5,824,137)
Proceeds from sale/repayment of investments in real estate debt	1,745,422	2,487,955	1,509,472
Purchase of real estate-related equity securities	(376)	(1,045,329)	(1,795,353)
Proceeds from sale of real estate-related equity securities	232,104	3,269,889	—
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	655,927	1,870,183	9,681
Proceeds from settlement of derivative contracts	3,624	110,532	—
Collateral released (posted) under derivative contracts	12,555	(42,462)	—
Other investing activities	66,010	—	—
Net cash provided by (used in) investing activities	9,852,582	(30,850,066)	(40,639,158)
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	9,184,950	33,632,896	24,656,316
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(12,827,714)	(14,136,372)	(8,676,134)
Borrowings under secured financings of investments in real estate debt	432,564	2,039,047	12,887,626
Repayments of secured financings of investments in real estate debt	(1,040,889)	(1,742,354)	(10,296,189)
Borrowings under unsecured revolving credit facilities and term loans	—	1,742,308	1,200,000
Repayments of unsecured revolving credit facilities and term loans	—	(615,385)	(1,200,000)
Payment of deferred financing costs	(67,469)	(447,461)	(257,998)
Sales of senior obligations of consolidated securitization vehicles	148,679	101,954	132,916
Repayments of senior obligations of consolidated securitization vehicles	(588,142)	(1,653,304)	(65,852)
Proceeds from issuance of common stock	6,206,288	17,466,749	23,024,165
Subscriptions received in advance	113,763	208,632	1,746,910
Offering costs paid	(237,573)	(274,079)	(180,186)
Distributions	(1,457,410)	(1,249,255)	(711,639)
Repurchase of common stock	(12,419,310)	(10,429,274)	(1,082,105)
Repurchase of management fee shares	(833,127)	—	(372,230)
Contributions of proceeds from repurchase of management fee shares to non-controlling interests in BREIT OP	833,127	—	—
Contributions from redeemable non-controlling interest	495	40,977	32,894
Distributions to and redemption of redeemable non-controlling interest	(4,310)	(51,263)	(115,438)
Redemption of affiliate service provider incentive compensation awards	(1,974)	(143)	(1,157)
Contributions from non-controlling interests	1,198,649	2,660,481	638,708
Distributions to and redemptions of non-controlling interests	(755,089)	(320,975)	(131,621)
Net cash (used in) provided by financing activities	(12,114,492)	26,973,179	41,228,986
Net change in cash and cash equivalents and restricted cash	444,579	(1,148,210)	2,372,913
Cash, cash equivalents and restricted cash, beginning of year	2,254,492	3,418,581	1,044,523
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(4,051)	(15,879)	1,145
Cash, cash equivalents and restricted cash, end of year	$2,695,020	$2,254,492	$3,418,581
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,945,260	$1,281,292	$989,674
Restricted cash	749,760	973,200	2,428,907
Total cash, cash equivalents and restricted cash	$2,695,020	$2,254,492	$3,418,581

Supplemental disclosures:
Interest paid	$2,848,740	$2,049,664	$726,714
Non-cash investing and financing activities:
Assumption of mortgage loans in conjunction with acquisitions of real estate	$—	$4,150,467	$5,494,319
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$—	$200,760	$575,405
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$—	$229,313	$395,752
Issuance of BREIT OP units for settlement of joint venture promote liability	$84,638	$—	$—
Assumption of other liabilities in conjunction with acquisitions of investments in unconsolidated entities	$—	$—	$9,435
Recognition of financing lease liability	$—	$—	$16,855
Accrued pre-acquisition costs	$—	$—	$1,199
Accrued capital expenditures and acquisition related costs	$—	$74,848	$23,139
Acquired non-controlling interests	$—	$521,868	$1,660,443
Accrued distributions	$—	$48,154	$99,251
Change in accrued stockholder servicing fee due to affiliate	$(626,524)	$352,586	$630,181
Redeemable non-controlling interest issued as settlement of performance participation allocation	$—	$817,527	$1,571,607
Issuance of non-controlling interests for payment of management fees	$412,071	$—	$—
Issuance of Class I shares for payment of management fees	$435,305	$—	$—
Promote receivable for redeemable non-controlling interest issued in excess of performance participation allocation	$—	$74,857	$—
Exchange of redeemable non-controlling interest for Class I or Class C shares	$65,304	$—	$—
Exchange of redeemable non-controlling interest for Class I or Class B units	$278,990	$435,238	$68,453
Exchange of non-controlling interest for Class I shares	$—	$604,617	$801,645
Allocation to redeemable non-controlling interest	$4,179	$39,282	$103,442
Distribution reinvestment	$1,340,727	$1,386,808	$792,953
Accrued repurchases	$574,958	$151,959	$100,802
Mortgage payable proceeds in escrow	$—	$108,940	$—
Investment in single family rental homes risk retention securities	$—	$117,073	$—
Receivable for proceeds from disposition of real estate	$2,522	$—	$—
Payable for unsettled investments in real estate debt	$—	$—	$21,426
Receivable for unsettled investments in real estate debt	$—	$49,061	$75
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$—	$50,723	$—
Interest rate contract receivables resulting from terminated interest rate derivative assets	$321,771	$—	$—
Receipt of interest rate derivative assets in exchange for interest rate contract receivables	$276,767	$—	$—
Insurance receivable for involuntary conversion	$20,058	$—	$—
Consolidation of securitization vehicles	$—	$2,348,079	$10,744,399
Deconsolidation of securitization vehicles	$302,128	$—	$758,500
Increases (Decreases) in assets and liabilities resulting from consolidation of previously unconsolidated entities:
Investments in real estate, net	$668,682	$17,543	$—
Other assets	$3,912	$38	$—
Mortgage loans, net	$(265,106)	$9,129	$—
Other liabilities	$(27,213)	$263	$—
Non-controlling interests attributable to third party joint ventures	$(191,742)	$92	$—

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized, income-generating commercial real estate in the United States and, to a lesser extent, outside the United States. The Company to a lesser extent invests in real estate debt investments. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly-owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. Each of these transactions is exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares on a monthly basis. As of December 31, 2023, the Company had received aggregate net proceeds of $74.2 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings.
As of December 31, 2023, the Company owned 4,834 properties and 28,324 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Consolidated Statements of Operations included in income from equity securities and interest rate derivatives of ($476.9 million) and $902.7 million for the years ended December 31, 2022 and December 31, 2021, respectively, have been reclassified to other (expense) income to conform to the current period presentation.
Additionally, certain amounts in the Company’s prior period Consolidated Statements of Operations included in (loss) income from investments in real estate debt of $140.0 million for the year ended December 31, 2022 have been reclassified to (loss) income from interest rate derivatives and interest expense, net in the amounts of $122.3 million and $17.7 million, respectively, to conform to the current period presentation. For the year ended December 31, 2021, certain amounts included in income (loss) from investments in real estate debt of $44.9 million have been reclassified to (loss) income from interest rate derivatives and interest expense, net in the amounts of $57.5 million and ($12.6 million), respectively, to conform to the current period presentation.

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
As of December 31, 2023, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $50.3 billion and $37.4 billion, respectively, compared to $52.1 billion and $37.8 billion, respectively, as of December 31, 2022. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property constitutes a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date, have been accounted for as asset acquisitions.
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on its evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
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
Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the Company’s Consolidated Balance Sheets with the resulting gains or losses reflected in net income or loss for the period.
Repairs and maintenance are expensed as incurred and are included in Rental Property Operating and Hospitality Operating Expenses on the Company’s Consolidated Statements of Operations.
The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of the real estate may not be recoverable. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the year ended December 31, 2023, the Company recognized $204.8 million of impairment charges related to held and used real estate investments. No impairments occurred during the years ended December 31, 2022, and 2021 on held for use real estate investments. Refer to Note 3 for additional details of the impairments.
Properties Held-for-Sale
The Company classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. Generally, the Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company considers a sale for single family rental homes to be probable upon the listing of the property. The Company records held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. During the years ended December 31, 2023 and 2022 the Company recognized $31.3 million and $33.6 million, respectively, of impairment charges related to held-for-sale real estate investments. No impairments related to held-for-sale real estate investments occurred during the year ended December 31, 2021. Held-for-sale assets and liabilities are presented within Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets. Refer to Notes 3 and 11 for additional details.
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
Consolidated Securitization Vehicles
The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. Additionally, the changes in fair value of these positions include the interest income and interest expense associated with such CMBS VIEs. The Company does not consider the separate presentation of the components of fair value changes to be relevant, and has elected to present these items in the aggregate as “Change in net assets of consolidated securitization vehicles” on the Company’s Consolidated Statements of Operations. The residual difference between the fair value of the consolidated securitization’s assets and liabilities represents the Company’s beneficial interest in such vehicles. The Company’s Consolidated Statements of Cash Flows includes (i) the consolidation and deconsolidation the securitization vehicles as a non-cash item, (ii) the subsequent repayments of consolidated loans and related CMBS positions presented on a gross basis, and (iii) the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles classified as financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2023 and 2022, restricted cash primarily consists of $636.0 million and $764.6 million, respectively, of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties and security deposits. Other restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent in the name of the Company.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate debt outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other Comprehensive Income (Loss).
Derivative Financial Instruments
The Company reports its derivative financial instruments as a component of other assets or other liabilities on its Consolidated Balance Sheets at fair value.
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
Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Company's Consolidated Statements of Cash Flows as the underlying hedged item.
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage loans and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s unsecured revolving credit facilities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

Equity Securities
The Company’s investments in equity securities of public and private real estate-related companies and its investments in a preferred equity security are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other (Expense) Income on the Company’s Consolidated Statements of Operations. Dividend income from the Company’s equity securities of public real estate-related companies is recognized on the ex-dividend date, while dividend income on its investment in a preferred equity security accrues daily based on the stated terms of the agreement and is payable quarterly in cash. Dividend income is recorded as a component of Other (Expense) Income on the Company’s Consolidated Statements of Operations. Equity securities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis and exercises judgment in assessing collectability considering the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and Administrative Expense on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For both of the years ended December 31, 2022 and 2021, the Company reimbursed $2.0 million to the Adviser for such costs. There were no new organization costs incurred in 2023.
Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class S shares, Class T shares, and Class D shares, respectively. There is no stockholder servicing fee with respect to Class I shares, Class C and Class F shares. Offering costs are charged to equity as such amounts are incurred.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2023:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Class F Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%	—	—

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
The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2023, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2023 and 2022, the Company had accrued $1.0 billion and $1.6 billion, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.
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
The Company leases its hospitality investments to wholly-owned taxable REIT subsidiaries (“TRSs”). The TRSs are subject to taxation at the federal, state and local levels, as applicable. Revenues related to the hospitality properties operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with any corresponding expenses. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the year ended December 31, 2023, the Company recorded a net tax benefit of $5.7 million. During the years ended December 31, 2022 and 2021, the Company recorded a net tax expense of $13.1 million and $0.3 million, respectively. The deferred benefit for the years ended December 31, 2023, 2022, and 2021 is $3.5 million, $6.0 million and $1.8 million, respectively. The current expense for the years ended December 31, 2023, 2022, and 2021 is $7.8 million, $19.1 million, and $2.1 million, respectively. As of December 31, 2023 and 2022, the Company recorded a deferred tax asset of $28.3 million and $17.6 million, respectively, due to its hospitality investments within Other Assets on the Company’s Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2023 and December 31, 2022, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). To determine the fair value of an investment in a private real estate company, the Company utilizes inputs such as the multiples of comparable companies and select financial statement metrics (Level 3 inputs). As of both December 31, 2023 and December 31, 2022, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
The resulting unrealized and realized gains and losses from investments in equity securities of public and private real estate-related companies are recorded as a component of Other Income (Expense) on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $37.9 million of net unrealized/realized gain, $520.8 million of net unrealized/realized loss, and $848.2 million of net unrealized gain, respectively, on its investments in equity securities.

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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$5,548,920	$1,241,712	$6,790,632	$—	$6,460,520	$1,541,183	$8,001,703
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,331,578	—	16,331,578	—	17,030,387	—	17,030,387
Equity securities(1)	62,333	273,600	—	335,933	52,512	253,199	224,408	530,119
Investments in unconsolidated entities	—	549,138	3,672,455	4,221,593	—	—	4,947,251	4,947,251
Interest rate and foreign currency hedging derivatives(1)	—	2,160,266	—	2,160,266	—	3,033,595	—	3,033,595
Total	$62,333	$24,863,502	$4,914,167	$29,840,002	$52,512	$26,777,701	$6,712,842	$33,543,055

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$14,777,146	$—	$14,777,146	$—	$15,288,598	$—	$15,288,598
Interest rate and foreign currency hedging derivatives(2)	—	34,236	—	34,236	—	50,557	—	50,557
Total	$—	$14,811,382	$—	$14,811,382	$—	$15,339,155	$—	$15,339,155
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Real estate loans held by consolidated securitization vehicles, at fair value	Total Assets	Senior obligation of consolidated securitization vehicles, at fair value
Balance as of December 31, 2021	$1,240,337	$224,408	$1,613,646	$465,936	$3,544,327	$484,661
Purchases and contributions	1,238,006	—	3,070,151	—	4,308,157	—
Sales and repayments	(914,138)	—	—	—	(914,138)	—
Distributions received	—	—	(60,978)	—	(60,978)	—
Included in net income
Income from unconsolidated entities measured at fair value	—	—	324,432	—	324,432	—
Realized gain	(64,526)	—	—	—	(64,526)	—
Unrealized gain	41,504	—	—	—	41,504	—
Transfer out of Level 3	—	—	—	(465,936)	(465,936)	(484,661)
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$—	$6,712,842	$—

Purchases and contributions	99,379	—	58,231	—	157,610	—
Sales and repayments	(407,032)	(232,104)	(687,601)	—	(1,326,737)	—
Distributions received	—	—	(107,100)	—	(107,100)	—
Included in net income
Income from unconsolidated entities measured at fair value	—	—	10,812	—	10,812	—
Realized loss	(1,588)	7,696	—	—	6,108	—
Unrealized gain	9,770	—	—	—	9,770	—
Transfer out of Level 3(1)	—	—	(549,138)	—	(549,138)	—
Balance as of December 31, 2023	$1,241,712	$—	$3,672,455	$—	$4,914,167	$—
(1)Transferred from Level 3 to Level 2 as this investment is under contract for sale as of December 31, 2023.
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,241,712	Yield method	Market yield	10.1%	Decrease
Investments in unconsolidated entities	$3,672,455	Discounted cash flow	Weighted average cost of capital	7.7%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,541,183	Yield method	Market yield	9.6%	Decrease
Equity securities	$224,408	Market comparable	Enterprise value/ stabilized EBITDA	18.5x	Increase
Investments in unconsolidated entities	$4,399,935	Discounted cash flow	Weighted average cost of capital	6.7%	Decrease
			Exit capitalization rate	4.9%	Decrease
	$547,316	Market comparable	LTM EBITDA multiple	10.8x	Increase

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

During the year ended December 31, 2023, the Company recognized an aggregate $204.8 million of impairment charges related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes. The impairments were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $585.7 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.3% to 9.4%, and the exit capitalization rate (Level 3), which ranged from 4.3% to 12.6%. During the year ended December 31, 2022, there was no such impairment charge.

During the years ended December 31, 2023 and 2022, the Company recognized an aggregate of $31.3 million and $33.6 million, respectively, of impairment charges related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs. The significant unobservable input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of December 31, 2023 and December 31, 2022, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.3 billion and $1.4 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of affiliate portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of December 31, 2023 and 2022, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of affiliate portfolio company service providers and certain employees of Simply Self Storage, Home Partners of America (“HPA”), April Housing, and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns, or other key performance metrics, over a stated hurdle amount are considered market conditions. The achievement of returns, or other key performance metrics, over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. During the year ended December 31, 2023, the Company accelerated awards of certain employees as part of its disposition of Simply Self Storage. Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies.
The following table details the incentive compensation awards issued to certain employees of Simply Self Storage, HPA, April Housing and ACC ($ in thousands):

	December 31, 2022	For the Year Ended December 31, 2023			December 31, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$2,042	$—	$—	$(2,042)	$—	0.0 years
2022	20,811	(1,490)	—	(11,037)	8,284	2.2 years
2023	—	—	23,261	(7,848)	15,413	2.4 years
Total	$22,853	$(1,490)	$23,261	$(20,927)	$23,697
Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, “IBORs,” to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. During the year ended December 31, 2023, the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$78,214,115	$81,914,789
Land and land improvements	17,835,688	18,635,672
Furniture, fixtures and equipment	2,389,383	2,301,683
Right of use asset - operating leases(1)	1,093,479	1,090,782
Right of use asset - financing leases(1)	72,862	72,872
Total	99,605,527	104,015,798
Accumulated depreciation and amortization	(8,526,517)	(5,866,306)
Investments in real estate, net	$91,079,010	$98,149,492
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the year ended December 31, 2023, the Company acquired 110 wholly-owned single family rental homes as well as one rental housing land parcel for a total purchase price of $41.4 million. The Company allocated $30.1 million to building and building improvements and $11.3 million to land and land improvements. During the year ended December 31, 2023, there were no acquired intangibles.
During the year ended December 31, 2022, the Company acquired 270 rental housing properties, 51 retail properties, 34 self storage properties, 13 industrial properties, eight office properties, seven hospitality properties, three data center properties, one net lease and various wholly-owned single family rental homes for a total purchase price of $35.9 billion. The company allocated $29.3 billion to building and building improvements, $4.4 billion to land and land improvements and $2.2 billion to other components of the purchase price.
Dispositions
The following table details the dispositions during the years set forth below ($ in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
Segments	Number of Properties	Net Proceeds	Net Gain (Loss)(1)	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	139	$3,260,033	$762,086	55	$1,885,001	$468,259	11	$267,045	$7,881
Self Storage properties(3)	128	2,144,784	695,170	7	121,009	45,501	—	—	—
Hospitality properties	19	1,205,616	370,112	2	25,347	8,791	—	—	—
Industrial properties	14	473,522	97,572	64	887,358	286,295	—	—	—
Retail properties	5	142,146	10,937	—	—	—	—	—	—
Office properties	1	172,504	(856)	—	—	—	—	—	—
Total	306	$7,398,605	$1,935,021	128	$2,918,715	$808,846	11	$267,045	$7,881

(1)For the year ended December 31, 2023, net gain (loss) includes gains of $2.0 billion and losses of $67.1 million. For the year ended December 31, 2022, net gain includes gains of $898.2 million and losses of $89.4 million. For the year ended December 31, 2021, net gain includes gains of $32.4 million and losses of $24.5 million.
(2)The number of properties excludes single family rental homes sold.
(3)During the year ended December 31, 2023, the Simply Storage wholly owned subsidiary was disposed.

Properties Held-for-Sale
As of December 31, 2023, 21 properties in the Rental Housing segment, one property in the Industrial segment, one property in the Retail segment, and various single family rental homes were classified as held-for-sale. As of December 31, 2022, 23 properties in the Rental Housing segment were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	December 31, 2023	December 31, 2022
Investments in real estate, net	$445,938	$378,183
Other assets	7,885	2,084
Total assets	$453,823	$380,267

Liabilities:
Mortgage loans, net	$270,548	$198,036
Other liabilities	11,802	77,016
Total liabilities	$282,350	$275,052
Impairment
During the year ended December 31, 2023, the Company recognized an aggregate $236.1 million of impairment charges including (i) $204.8 million related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $31.3 million related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs. During the year ended December 31, 2022, the Company recognized an aggregate of $33.6 million of impairment charges related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs. The Company did not recognize any impairment charges during the year ended December 31, 2021.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	December 31, 2023
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	89	35.7%	$1,530,875
Rental Housing investments(2)	Rental Housing	37	31	12.2% - 58.2%	948,768
Hospitality investment	Hospitality	1	196	30.0%	297,990
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	244,226
Retail investments	Retail	2	7	50.0%	94,877
Total unconsolidated entities carried at historical cost		44	379		3,116,736
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,086	12.4% - 85.0%	3,184,829
Data Center investments(5)	Data Centers	1	N/A	8.8%	549,138
Office investments	Office	1	1	49.0%	487,626
Total unconsolidated entities carried at fair value		13	2,087		4,221,593
Total		57	2,466		$7,338,329
(1)The Company along with certain Blackstone-managed investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,658 single family rental homes, that are not included in the number of properties.
(3)Includes $244.2 million from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(4)Includes $2.3 billion from investments in three joint ventures formed by the Company and certain Blackstone-managed investment vehicles.
(5)Includes $549.1 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-managed investment vehicles.

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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

		For the Year Ended December 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2023	2022	2021
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(244,692)	$(167,805)	$(71,745)
Rental Housing investments	Rental Housing	(58,324)	(79,148)	(17,461)
MGM Grand & Mandalay Bay(1)	Net Lease	432,528	99,878	100,276
Hospitality investment	Hospitality	(6,566)	6,303	—
Industrial investments	Industrial	(15,927)	(310)	1,185
Retail investments	Retail	(1,188)	(1,007)	167
Total unconsolidated entities carried at historical cost		105,831	(142,089)	12,422
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	18,334	320,118	193,558
Data Center investments	Data Centers	(2,133)	(273)	—
Office investments	Office	(2,091)	4,493	—
Total unconsolidated entities carried at fair value		14,110	324,338	193,558
Total		$119,941	$182,249	$205,980
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

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	December 31, 2023	December 31, 2022
Total assets	$73,553,288	$74,497,816
Total liabilities	$46,994,741	$45,934,895

BREIT’s share of net equity	$6,319,739	$7,253,656
BREIT fair value adjustment	376,514	1,169,369
BREIT outside basis	642,076	946,377
BREIT investments in unconsolidated entities	$7,338,329	$9,369,402

	For the Year Ended December 31,
Income Statements:	2023	2022	2021
Total revenues	$6,053,755	$6,869,106	$1,397,424
Net income	$518,704	$208,880	$136,869

BREIT’s share of net income	$251,512	$143,941	$56,246
BREIT fair value adjustment	(109,499)	86,106	166,067
Amortization of outside basis	(22,072)	(47,798)	(16,333)
BREIT income from unconsolidated entities	$119,941	$182,249	$205,980

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/16/2032	$5,342,253	$5,316,300	$4,933,372
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.8%	8/28/2033	5,729,058	5,695,427	5,232,240
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,752
Total investments in real estate debt	8.8%	3/26/2032	$7,329,314	$7,263,705	$6,790,632

	December 31, 2022
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	12/10/2032	$6,474,823	$6,473,296	$5,943,403
RMBS	+4.4%	1/21/2053	404,953	393,511	292,516
Corporate bonds	4.9%	3/17/2031	115,980	126,052	105,558
Total real estate securities	7.0%	11/4/2033	6,995,756	6,992,859	6,341,477
Commercial real estate loans	+5.5%	7/17/2026	1,489,296	1,499,691	1,483,358
Other investments(5)	5.7%	9/21/2029	209,746	183,017	176,868
Total investments in real estate debt	7.4%	5/25/2032	$8,694,798	$8,675,567	$8,001,703

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
(2)The symbol “+” refers to the relevant floating benchmark rates, which include SOFR, SONIA, and EURIBOR, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.6 billion and $1.1 billion as of December 31, 2023 and December 31, 2022, respectively.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2023			December 31, 2022
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,556,000	$2,429,510	36%	$2,681,299	$2,483,592	32%
Rental Housing(2)	2,081,681	1,954,601	29%	2,119,282	1,940,795	24%
Net Lease	950,174	941,125	14%	983,374	947,368	12%
Hospitality	899,669	869,858	13%	1,884,353	1,768,090	22%
Other	297,394	288,748	4%	360,903	339,609	4%
Office	417,846	252,754	4%	552,016	439,938	5%
Diversified	60,941	54,036	—%	94,340	82,311	1%
Total	$7,263,705	$6,790,632	100%	$8,675,567	$8,001,703	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2023			December 31, 2022
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$77,200	$76,019	1%	$—	$—	—%
A	84,021	81,783	1%	91,809	86,055	1%
BBB	868,440	850,277	13%	1,077,419	1,024,908	13%
BB	1,356,535	1,229,290	18%	1,858,101	1,659,281	21%
B	1,045,548	931,583	14%	1,609,017	1,424,940	18%
CCC	84,561	41,555	1%	40,486	33,225	—%
D	5,210	477	—%	—	—	—%
Private commercial real estate loans	1,200,548	1,196,640	18%	1,499,691	1,483,358	18%
Not rated(2)	2,541,642	2,383,008	34%	2,499,044	2,289,936	29%
Total	$7,263,705	$6,790,632	100%	$8,675,567	$8,001,703	100%
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
(2)As of December 31, 2023, not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 55% industrial and 39% rental housing assets, and include interest-only securities with a fair value of $9.0 million.

The following table details the Company’s income (loss) from investments in real estate debt ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$702,543	$472,855	$181,332
Unrealized gain (loss)	205,828	(629,079)	56,148
Realized (loss) gain	(87,318)	(116,262)	47,963
Total	821,053	(272,486)	285,443
Net realized and unrealized (loss) gain on derivatives	(7,844)	79,024	35,751
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(9,909)	36,644	25,798
Other expense	(5,136)	(10,265)	(8)
Total income (loss) from investments in real estate debt	$798,164	$(167,083)	$346,984

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Year Ended December 31,
	December 31, 2023	December 31, 2022	2023	2022	2021
CMBS	$1,525,134	$1,683,765	$167,853	$(107,702)	$105,421
Commercial real estate loans	557,549	835,846	96,731	41,012	(11,611)
Total	$2,082,683	$2,519,611	$264,584	$(66,690)	$93,810
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
The Company acquired commercial real estate loans to borrowers that are owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third parties without the Company’s involvement.
As of both December 31, 2023 and December 31, 2022, the Company’s investments in real estate debt also included $1.9 billion of CMBS collateralized, in part, by certain of the Company’s mortgage loans. The Company recognized $250.5 million, $62.1 million and $47.6 million of income related to such CMBS during the years ended December 31, 2023, 2022, and 2021, respectively.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	December 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,551,341	$16,331,578	6.3%	11/21/2025
Senior obligations of consolidated securitization vehicles	21	14,835,899	14,777,146	6.1%	12/9/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,715,442	$1,554,432	7.8%	6/22/2025

	December 31, 2022
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	292	$17,527,441	$17,030,387	5.1%	3/24/2025
Senior obligations of consolidated securitization vehicles	22	15,565,671	15,288,598	4.9%	10/18/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	22	$1,961,770	$1,741,789	6.6%	5/6/2025

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	December 31, 2023			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages(4)	3.7%	7/13/2029	N/A	$23,872,148	$25,152,361
Variable rate loans:
Variable rate mortgages and secured term loans	+2.5%	3/29/2027	N/A	32,316,849	34,141,570
Variable rate warehouse facilities(5)	+2.0%	10/4/2025	$4,388,249	3,541,543	3,728,340
Variable rate secured revolving credit facilities(6)	+1.7%	5/22/2026	$3,797,702	2,489,784	2,608,778
Total variable rate loans	+2.4%	1/18/2027		38,348,176	40,478,688
Total loans secured by real estate	6.2%	1/1/2028		62,220,324	65,631,049
(Discount) premium on assumed debt, net				(103,828)	(121,435)
Deferred financing costs, net				(422,818)	(546,911)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$61,693,678	$64,962,703
(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, and EURIBOR as applicable to each loan. As of December 31, 2023, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $9.6 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $293.3 million and $364.5 million of loans related to investments in affordable housing properties as of December 31, 2023 and December 31, 2022, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.
(6)Additional borrowings under the Company’s variable rate secured revolving credit facilities are immediately available.
The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of December 31, 2023 ($ in thousands):

Year	Amount
2024	$4,128,273
2025	8,247,353
2026	15,871,845
2027	18,852,769
2028	3,620,246
Thereafter	11,499,838
Total	$62,220,324

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $40.3 million, $11.5 million and $16.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of December 31, 2023, the Company was in compliance with all of its loan covenants.

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
The following tables detail the Company’s secured financings of investments in real estate debt ($ in thousands):

	December 31, 2023
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,018,216	$6,385,599	+1.4%	1/17/2025
Commercial real estate loans	146,172	226,672	+1.8%	4/21/2024
RMBS	140,061	214,124	+1.3%	10/29/2024
Corporate bonds	63,820	84,744	+1.1%	11/6/2024
	$4,368,269	$6,911,139	+1.4%

	December 31, 2022
Collateral Type	Borrowings Outstanding	Collateral Assets(1)	Weighted Average Interest Rate (2)	Weighted Average Maturity Date
CMBS	$4,482,728	$7,447,672	+1.3%	12/27/2023
Commercial real estate loans	220,694	294,337	+1.1%	11/18/2023
Corporate bonds	163,547	259,224	+1.9%	3/23/2024
RMBS	99,716	137,084	+1.1%	10/5/2023
	$4,966,685	$8,138,317	+1.3%
(1)Represents the fair value of the Company’s investments in real estate debt that serve as collateral.
(2)“+” refers to the relevant floating benchmark rates, which include SOFR, EURIBOR, and SONIA, as applicable to each secured financing. As of December 31, 2023 and December 31, 2022, the Company had interest rate swaps outstanding with a notional value of $0.6 billion and $1.4 billion, respectively, that effectively converts a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both December 31, 2023 and December 31, 2022, the maximum capacity of the credit facilities was $5.6 billion. There were no outstanding borrowings under these unsecured credit facilities as of December 31, 2023 and December 31, 2022.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2025, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of December 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Line of Credit.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both December 31, 2023 and December 31, 2022, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$961,654	$1,588,178
Performance participation allocation	—	—
Accrued management fee	63,505	71,644
Accrued affiliate service provider expenses	5,283	14,975
Other	2,641	1,511
Total	$1,033,083	$1,676,308
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

During the year ended December 31, 2023, the Company did not recognize any performance participation allocation expense in the Company’s Consolidated Statements of Operations due to a negative total return of $355.7 million, which will be treated as a loss carry forward until such amount is recouped. During the years ended December 31, 2022, and 2021 the Company recognized $742.7 million and $1.4 billion, respectively, of performance participation allocation expense in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall amount of $74.9 million. Such Quarterly Shortfall amount is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company’s Consolidated Balance Sheets. Beginning January 1, 2023, interest on the Quarterly Shortfall began accruing at a 5% annual rate, compounded quarterly. During the year ended December 31, 2023, the Company accrued interest income of $3.8 million related to such Quarterly Shortfall amount.
As of March 28, 2024, Blackstone owned an aggregate $2.6 billion of shares of the Company and units of BREIT OP. In addition, Blackstone employees, including the Company’s executive officers, owned an aggregate $1.4 billion of shares of the Company and units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. As of December 31, 2023, the Adviser has elected to receive the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the years ended December 31, 2023, 2022 and 2021, the Company incurred management fees of $839.2 million, $837.7 million, and $445.3 million, respectively.
During the year ended December 31, 2023, the Company issued 24.8 million unregistered Class I shares and 28.0 million units of BREIT OP to the Adviser as payment for management fees. During the years ended December 31, 2022 and 2021, the Company issued 51.3 million and 30.1 million unregistered Class I shares, respectively, to the Adviser as payment for management fees. On July 31, 2023, 56.7 million Class I shares previously issued for the management fee were exchanged for 56.7 million Class B units of BREIT OP. The Company also had a payable of $63.5 million and $71.6 million related to the management fees as of December 31, 2023 and December 31, 2022, respectively. During January 2024, the Adviser was issued 4.5 million units of BREIT OP as payment for the management fees accrued as of December 31, 2023. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the years ended December 31, 2023 and 2022.
Accrued affiliate service provider expenses and incentive compensation awards
The Company has engaged Link Logistics Real Estate LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for the Company’s logistics properties.
The Company has engaged LivCor, LLC (“LivCor”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for the Company’s multifamily properties.
The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for the Company’s retail properties.
The Company has engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services and transaction support services to certain of our investments directly.
The Company has engaged BRE Hotels & Resorts LLC (“BRE Hotels & Resorts”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for the Company’s hospitality properties.
The Company has engaged EQ Management, LLC (“EQ”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services, corporate support services and transaction support services for the Company’s office properties.

The Company has engaged BPP MFNY Employer LLC (“Beam Living”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, loan management services and corporate support services for certain of the Company’s multifamily properties in New York City.
The Company has engaged Longview Senior Housing, LLC (“Longview Senior Housing”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services, management services, corporate support services and transaction support services for the Company’s senior housing properties.
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
The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses			Amortization of Affiliate Service Provider Incentive Compensation Awards			Capitalized Transaction Support Services
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Link	$112,963	$99,798	$68,277	$18,033	$8,929	$6,174	$1,124	$5,541	$3,696
LivCor	103,104	78,490	39,481	15,949	9,073	6,235	9,532	10,762	6,529
ShopCore	32,966	15,269	6,427	958	631	271	1,283	1,213	292
Revantage	30,880	28,984	3,029	9,103	1,668	—	—	—	8,696
BRE Hotels & Resorts	15,178	17,374	11,565	1,375	1,183	728	—	261	127
EQ	5,081	2,339	1,912	205	237	160	711	230	—
Beam Living	2,931	2,572	—	1,114	607	—	—	59	—
Longview Senior Housing	1,777	1,745	557	—	—	—	—	—	—
	$304,880	$246,571	$131,248	$46,737	$22,328	$13,568	$12,650	$18,066	$19,340
The Company issues incentive compensation awards to certain employees of portfolio company service providers. Such awards vest over the life of the awards and stock-based compensation expense is recognized for these awards on a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns, or other key performance metrics, over a stated hurdle amount are considered market conditions. The achievement of returns, or other key performance metrics, over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable. As of December 31, 2023, the Company has determined it is probable that the performance condition will be met for certain awards and has amortized the value of such awards over the applicable service period. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2022	For the Year Ended December 31, 2023			December 31, 2023
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$23,161	$(2,946)	$—	$(9,343)	$10,872	1.0 year
2022	24,889	(1,115)	14,127	(19,076)	18,825	1.9 years
2023	—	—	54,955	(18,318)	36,637	2.4 years
	$48,050	$(4,061)	$69,082	$(46,737)	$66,334

Other
As of December 31, 2023 and December 31, 2022, the Adviser had paid $2.6 million and $1.5 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course. Additionally, as of December 31, 2023, the Company had a receivable of $4.2 million from certain portfolio companies owned by Blackstone-advised investment vehicles related to incentive compensation awards. As of December 31, 2022, there was no such receivable.
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
During the years ended December 31, 2023 and December 31, 2022, the Company paid LNLS $7.7 million and $27.8 million, respectively, for title services related to, in each case, 53 investments and such costs were either (i) capitalized to Investments in Real Estate, (ii) included in calculating net gain on dispositions of real estate on the Consolidated Statements of Operations or (iii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Consolidated Balance Sheets.
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
During the years ended December 31, 2023 and December 31, 2022, the Company contributed $166.2 million and $91.9 million, respectively, of capital to the Captive for insurance premiums and its pro rata share of other expenses. Of these amounts $3.2 million and $1.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive. The capital contributed and fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies.
Other
As of December 31, 2022, the Company had a receivable of $6.0 million from LivCor and such amount is included in Other Assets on the Company’s Consolidated Balance Sheets. As of December 31, 2023, there was no such receivable. As of December 31, 2023, the Company had a receivable of $42.3 million from Link related to the prepayment of certain corporate service fees and such amount is included in Other Assets on the Company’s Consolidated Balance Sheets. As of December 31, 2022, there was no such receivable.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	December 31, 2023	December 31, 2022
Interest rate and foreign currency hedging derivatives	$2,160,266	$3,033,595
Real estate intangibles, net	1,146,840	1,624,212
Receivables, net	793,651	821,309
Straight-line rent receivable	665,747	454,989
Held-for-sale assets	453,823	380,267
Equity securities	335,933	530,119
Single family rental homes risk retention securities	300,718	300,718
Prepaid expenses	178,140	146,568
Deferred leasing costs, net	141,526	121,230
Due from affiliate(1)	78,671	74,857
Deferred financing costs, net	62,651	103,049
Other	245,260	291,035
Total	$6,563,226	$7,881,948
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	December 31, 2023	December 31, 2022
Right of use lease liability - operating leases	$643,803	$638,830
Stock repurchases payable	574,958	151,959
Accounts payable and accrued expenses	427,744	470,335
Accrued interest expense	395,814	395,459
Real estate taxes payable	327,947	350,757
Liabilities related to held-for-sale assets	282,350	275,052
Intangible liabilities, net	244,596	330,432
Prepaid rental income	232,447	188,450
Tenant security deposits	228,994	237,891
Distribution payable	222,174	238,297
Right of use lease liability - financing leases	78,257	77,008
Subscriptions received in advance	113,764	208,632
Securitized debt obligations, net	47,172	123,628
Interest rate and foreign currency hedging derivatives	34,236	50,557
Other	124,409	174,746
Total	$3,978,665	$3,912,033

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Intangible assets
In-place lease intangibles	$1,641,489	$2,022,087
Indefinite life intangibles	184,082	193,182
Above-market lease intangibles	61,888	71,952
Other intangibles	377,319	371,631
Total intangible assets	2,264,778	2,658,852
Accumulated amortization
In-place lease amortization	(1,007,698)	(971,988)
Above-market lease amortization	(32,800)	(31,419)
Other intangibles amortization	(77,440)	(31,233)
Total accumulated amortization	(1,117,938)	(1,034,640)
Intangible assets, net	$1,146,840	$1,624,212

Intangible liabilities
Below-market lease intangibles	$441,391	$476,186
Total intangible liabilities	441,391	476,186
Accumulated amortization
Below-market lease amortization	(196,795)	(145,754)
Total accumulated amortization	(196,795)	(145,754)
Intangible liabilities, net	$244,596	$330,432
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024	$172,848	$7,352	$36,552	$(56,110)
2025	124,181	6,139	33,896	(46,825)
2026	94,617	4,685	32,733	(36,948)
2027	68,150	3,320	30,665	(25,781)
2028	51,851	2,440	28,851	(19,712)
Thereafter	122,144	5,152	137,182	(59,220)
Total	$633,791	$29,088	$299,879	$(244,596)

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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate swaps and caps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates. The Company has the right of offset for certain derivatives, and presents them net on its consolidated financial statements.

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	21	$6,386,770	2.6%	SOFR	4.6
Derivatives not designated as hedging instruments
Interest rate caps - property debt	153	9,580,354	5.8%	SOFR	0.5
Interest rate swaps - property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.5
Interest rate swaps - secured financings of investments in real estate debt	17	581,915	3.4%	SOFR	6.6
Total		$36,177,869
	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$7,417,852	2.6%	LIBOR, SOFR	6.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	135	14,147,947	4.1%	LIBOR, SOFR	0.8
Interest rate swaps - property debt	50	25,015,600	2.0%	LIBOR, SOFR, EURIBOR	7.3
Interest rate swaps - secured financings of investments in real estate debt	61	1,392,960	1.4%	LIBOR, SOFR	4.1
Total		$40,556,507

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	December 31, 2023		December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	9	€139,913	14	€160,206
Buy USD / Sell GBP Forward	9	£57,377	12	£132,563
Buy EUR / Sell USD Forward	2	€10,421	—	€—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$246,350	$409,260	$1,320	$—
Total derivatives designated as hedging instruments	246,350	409,260	1,320	—
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	31,134	183,392	17,020	36,173
Interest rate swaps - property debt	1,874,065	2,310,511	—	—
Interest rate swaps - secured financings of investments in real estate debt	8,643	130,181	12,210	—
Foreign currency forward contracts	74	251	3,686	14,384
Total derivatives not designated as hedging instruments	1,913,916	2,624,335	32,916	50,557
Total interest rate and foreign currency hedging derivatives	$2,160,266	$3,033,595	$34,236	$50,557
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $189.7 million and $237.7 million as of December 31, 2023 and December 31, 2022, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Year Ended December 31,
			2023	2022	2021
Included in Net Loss
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(772,224)	$2,262,337	$(7,711)
Interest rate swaps – property debt	Realized gain	(1)	297,606	—	—
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(146,621)	180,988	—
Interest rate swaps – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(134,280)	119,407	57,470
Foreign currency forward contract	Realized (loss) gain	(2)	(18,291)	85,889	27,606
Foreign currency forward contract	Unrealized gain (loss)	(2)	10,447	(6,865)	8,145
Total			$(763,363)	$2,641,756	85,510
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain		(75,707)	408,069	—
Total			$(839,070)	$3,049,825	$85,510
(1)Included in (loss) income from interest rate derivatives in the Company’s Consolidated Statements of Operations.
(2)Included in income (loss) from investments in real estate debt in the Company’s Consolidated Statements of Operations.
(3)During the years ended December 31, 2023 and December 31, 2022, net gain of $171.4 million and $79.4 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of December 31, 2023, the Company was in a net liability position and posted collateral of $23.4 million with three of its counterparties as required under the derivative contracts. As of December 31, 2022, the Company was in a net liability position and posted collateral of $47.6 million with two of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of December 31, 2023, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Class S	Class I	Class T	Class D	Class C	Total
January 1, 2021	702,853	927,080	45,943	124,141	—	1,800,017
Common stock issued	543,534	1,221,551	11,392	164,263	—	1,940,740
Distribution reinvestment	25,157	30,601	1,360	5,111	—	62,229
Common stock repurchased	(17,196)	(92,662)	(1,408)	(2,428)	—	(113,694)
Independent directors’ restricted stock grant(2)	—	61	—	—	—	61
December 31, 2021	1,254,348	2,086,631	57,287	291,087	—	3,689,353

Common stock issued	389,405	854,023	16,849	145,677	—	1,405,954
Distribution reinvestment	31,957	51,138	1,646	8,656	—	93,397
Common stock repurchased	(78,296)	(597,103)	(3,183)	(23,992)	—	(702,574)
Independent directors’ restricted stock grant(2)	—	48	—	—	—	48
December 31, 2022	1,597,414	2,394,737	72,599	421,428	—	4,486,178

Common stock issued(3)	31,384	680,173	(7,005)	(241,511)	2,136	465,177
Distribution reinvestment	30,493	50,878	1,575	4,556	—	87,502
Common stock repurchased(4)	(171,094)	(722,878)	(7,923)	(29,679)	—	(931,574)
Independent directors’ restricted stock grant(2)	—	49	—	—	—	49
December 31, 2023	1,488,197	2,402,959	59,246	154,794	2,136	4,107,332

(1)As of December 31, 2023, no Class F shares were issued and outstanding.
(2)The independent directors’ restricted stock represents $0.1 million of the annual compensation paid to each of the independent directors for the years ended December 31, 2023, 2022 and 2021. The cost of each grant is amortized over the one-year service period for each grant.
(3)Includes conversion of shares from Class T and Class D to Class I during the year ended December 31, 2023.
(4)Includes 56.7 million Class I shares previously issued for the management fee that were exchanged for an equivalent amount of Class B units of BREIT OP during the year ended December 31, 2023.
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

The Company sold a 23% common equity interest in a joint venture that owns a 95% interest in the Bellagio for $300.0 million. The Company also sold a preferred equity interest in the joint venture for $650.0 million. The Company controls the joint venture and will therefore continue to consolidate its investment in the Bellagio. The transaction resulted in a $425.0 million premium over the Company’s carrying value. The aggregate $950.0 million common and preferred equity interest will be included in the Company’s total equity as non-controlling interests.
Share and Unit Repurchases
The Company has adopted a Share Repurchase Plan (the “Repurchase Plan”), which is approved and administered by the Company’s board of directors, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. The Repurchase Plan will be limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. The Company has in the past received, and may in the future receive, repurchase requests that exceed the limits under the Repurchase Plan, and the Company has in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis.
Should repurchase requests, in the board of directors’ judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the board of directors otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, the Company’s board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under the Repurchase Plan), or none at all. Further, the Company’s board of directors has in the past made exceptions to the limitations in the Repurchase Plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend the Repurchase Plan if, in its reasonable judgement, it deems such action to be in the Company’s best interest and the best interest of its stockholders. In the event that the Company receives repurchase requests in excess of the 2% or 5% limits, then repurchase requests will be satisfied on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the Repurchase Plan, as applicable.
For the year ended December 31, 2023, the Company repurchased 874.8 million shares of common stock and 29.3 million units of BREIT OP for a total of $13.3 billion. During the months ended October 31, 2023, November 30, 2023, and December 31, 2023, the
Company received repurchase requests that exceeded the applicable repurchase limits under the Company’s Repurchase Plan. For the months ended October 31, 2023, November 30, 2023, and December 31, 2023, in accordance with the Repurchase Plan, the Company fulfilled repurchases equal to 2.0%, 2.0% and 1.0% of NAV, or 56%, 67% and 53% of repurchase requests, respectively.
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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2023
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6660	$0.6660	$0.6660	$0.6660
Stockholder servicing fee per share of common stock	(0.1248)	—	(0.1228)	(0.0359)
Net distributions declared per share of common stock	$0.5412	$0.6660	$0.5432	$0.6301

	Year Ended December 31, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6685	$0.6685	$0.6685	$0.6685
Stockholder servicing fee per share of common stock	(0.1273)	—	(0.1254)	(0.0366)
Net distributions declared per share of common stock	$0.5412	$0.6685	$0.5431	$0.6319

	Year Ended December 31, 2021
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6508	$0.6508	$0.6508	$0.6508
Stockholder servicing fee per share of common stock	(0.1096)	—	(0.1081)	(0.0317)
Net distributions declared per share of common stock	$0.5412	$0.6508	$0.5427	$0.6191
Distributions for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 14.99% capital gains and 85.01% return of capital. Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 5.65% capital gains and 94.35% return of capital. Distributions for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 4.73% ordinary income, 3.36% capital gains and 91.91% return of capital. Of the 4.73% characterized as ordinary income, all 4.73% were non-qualified.

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$344,145	$589,900
Settlement of current year performance participation allocation	—	817,527
Repurchases	—	(26,639)
Conversion to Class I and Class B units	(278,990)	(435,238)
Conversion to Class I and Class C shares	(65,304)	(599,219)
GAAP income allocation	1,914	(5,024)
Distributions	(1,308)	(10,256)
Fair value allocation	(106)	13,094
Ending balance	$351	$344,145
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2023 and December 31, 2022, $197.2 million and $209.3 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $4.2 million, $39.3 million, and $103.4 million, during the years ended December 31, 2023, 2022, and 2021, respectively, to reflect their redemption value.
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
During the year ended December 31, 2023, BREIT OP did not receive Class B Unit subscriptions from affiliates of the Company. During the year ended December 31, 2022, BREIT OP received $110.0 million of such Class B Unit subscriptions. As of December 31, 2023 and 2022, there were 119.2 million and 21.7 million Class B Units outstanding, respectively. Class B Units are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Company did not issue any Class I Units as consideration for acquisitions of real estate during the year ended December 31, 2023. During the year ended December 31, 2022, the Company issued $229.3 million of Class I Units as consideration for acquisitions of real estate.

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
Rental revenue from leases at the Company’s net lease properties consists of a fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. The Company’s net lease properties are leased to a single tenant. The Company assessed the lease classification of the net lease properties and determined the leases were each operating leases. The Company’s assessment included the consideration of the present value of the applicable lease payments over the lease terms and the residual value of the leased assets.
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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed lease payments	$7,307,874	$6,152,782	$2,860,344
Variable lease payments	508,366	411,337	280,184
Rental revenue	$7,816,240	$6,564,119	$3,140,528
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of December 31, 2023 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024	$1,826,714
2025	1,718,795
2026	1,570,722
2027	1,357,373
2028	1,138,278
Thereafter	15,777,327
Total	$23,389,209

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2023, the Company had 93 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of December 31, 2023 ($ in thousands):

	Operating Leases	Financing Leases
2024	$37,201	$4,266
2025	37,755	4,385
2026	37,922	4,507
2027	38,322	4,633
2028	38,676	4,763
Thereafter	2,590,567	559,374
Total undiscounted future lease payments	2,780,443	581,928
Difference between undiscounted cash flows and discounted cash flows	(2,136,640)	(503,671)
Total lease liability	$643,803	$78,257
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2023, the weighted average remaining lease term of the Company’s operating leases and financing leases was 60 years and 77 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed ground rent expense	$19,021	$22,789	$4,904
Variable ground rent expense	23,056	1,042	36
Total cash portion of ground rent expense	42,077	23,831	4,940
Straight-line ground rent expense	17,903	13,552	7,488
Total operating lease costs	$59,980	$37,383	$12,428
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest on lease liabilities	$4,150	$4,038	$3,403
Amortization of right-of-use assets	1,249	1,278	1,139
Total financing lease costs	$5,399	$5,316	$4,542

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
The following table details the total assets by segment ($ in thousands):

	December 31, 2023	December 31, 2022
Rental Housing	$64,665,680	$68,464,413
Industrial	20,050,095	21,624,736
Net Lease	8,117,528	9,011,326
Office	2,945,455	3,293,163
Data Centers	2,927,807	3,203,585
Hospitality	2,867,166	3,768,473
Retail	2,505,146	2,722,839
Self Storage	739,743	2,247,351
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	23,264,164	25,363,546
Other (Corporate)	2,715,011	2,987,992
Total assets	$130,797,795	$142,687,424

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Data Centers	Hospitality	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$5,158,551	$1,406,881	$601,538	$186,758	$51,372	$—	$233,595	$177,545	$—	$7,816,240
Hospitality revenue	—	—	—	—	—	694,491	—	—	—	694,491
Other revenue	364,575	26,596	—	8,186	—	7,686	4,678	11,953	—	423,674
Total revenues	5,523,126	1,433,477	601,538	194,944	51,372	702,177	238,273	189,498	—	8,934,405
Expenses:
Rental property operating	2,949,041	447,604	2,536	55,045	8,948	—	99,035	89,833	79	3,652,121
Hospitality operating	—	—	—	—	—	479,493	—	—	—	479,493
Total expenses	2,949,041	447,604	2,536	55,045	8,948	479,493	99,035	89,833	79	4,131,614
(Loss) income from unconsolidated entities	(58,325)	2,407	432,528	(2,091)	(246,824)	(6,566)	(1,188)	—	—	119,941
Income from investments in real estate debt	—	—	—	—	—	—	—	—	798,164	798,164
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	191,703	191,703
Income from investments in equity securities(1)	45,206	7,696	—	—	—	—	—	—	—	52,902
Segment net operating income (loss)	$2,560,966	$995,976	$1,031,530	$137,808	$(204,400)	$216,118	$138,050	$99,665	$989,788	$5,965,501

Depreciation and amortization	$(2,417,457)	$(765,296)	$(207,513)	$(95,278)	$(22,094)	$(110,516)	$(136,338)	$(56,726)	$—	$(3,811,218)

General and administrative										(69,176)
Management fee										(839,237)
Impairment of investments in real estate										(236,071)
Loss from interest rate derivatives										(755,519)
Net gain on dispositions of real estate										1,935,021
Interest expense, net										(3,072,741)
Loss on extinguishment of debt										(40,300)
Other expense(1)										(56,221)
Net loss										$(979,961)
Net loss attributable to non-controlling interests in third party joint ventures										$247,989
Net loss attributable to non-controlling interests in BREIT OP										40,150
Net loss attributable to BREIT stockholders										$(691,822)
(1) Included within Other (expense) income on the Consolidated Statements of Operations is $37.9 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Data Centers	Hospitality	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$4,116,088	$1,364,640	$499,789	$138,241	$44,673	$—	$187,055	$213,633	$—	$6,564,119
Hospitality revenue	—	—	—	—	—	721,654	—	—	—	721,654
Other revenue	286,819	34,985	—	8,112	—	12,930	3,272	14,487	—	360,605
Total revenues	4,402,907	1,399,625	499,789	146,353	44,673	734,584	190,327	228,120	—	7,646,378
Expenses:
Rental property operating	2,253,142	438,479	1,883	40,234	6,943	—	69,614	106,641	—	2,916,936
Hospitality operating	—	—	—	—	—	508,868	—	—	—	508,868
Total expenses	2,253,142	438,479	1,883	40,234	6,943	508,868	69,614	106,641	—	3,425,804
(Loss) Income from unconsolidated entities	(79,148)	319,807	99,879	4,493	(168,078)	6,303	(1,007)	—	—	182,249
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(167,083)	(167,083)
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(42,119)	(42,119)
(Loss) income from investments in equity securities(1)	(346,773)	(47,969)	27,334	(109,129)	—	—	—	—	—	(476,537)
Segment net operating income (loss)	$1,723,844	$1,232,984	$625,119	$1,483	$(130,348)	$232,019	$119,706	$121,479	$(209,202)	$3,717,084

Depreciation and amortization	$(2,617,389)	$(804,108)	$(172,647)	$(70,721)	$(19,639)	$(120,531)	$(168,024)	$(125,307)	$—	$(4,098,366)

General and administrative										(52,652)
Management fee										(837,687)
Performance participation allocation										(742,670)
Income from interest rate derivatives										2,566,720
Impairment of investments in real estate										(33,554)
Net gain on dispositions of real estate										808,846
Interest expense, net										(2,307,515)
Loss on extinguishment of debt										(11,476)
Other expense(1)										(89,038)
Net loss										$(1,080,308)
Net loss attributable to non-controlling interests in third party joint ventures										$173,109
Net loss attributable to non-controlling interests in BREIT OP										23,680
Net loss attributable to BREIT stockholders										$(883,519)
(1) Included within Other (expense) income on the Consolidated Statements of Operations is $520.8 million of net unrealized/realized loss related to equity securities.

The following table details the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Hospitality	Office	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,544,909	$982,137	$331,178	$—	$46,570	$28,586	$64,079	$143,069	$—	$3,140,528
Hospitality revenue	—	—	—	412,338	—	—	—	—	—	412,338
Other revenue	109,211	12,413	—	10,287	344	—	2,157	9,393	—	143,805
Total revenues	1,654,120	994,550	331,178	422,625	46,914	28,586	66,236	152,462	—	3,696,671
Expenses:
Rental property operating	780,321	306,016	1,331	—	12,557	4,080	20,712	67,554	—	1,192,571
Hospitality operating	—	—	—	316,144	—	—	—	—	—	316,144
Total expenses	780,321	306,016	1,331	316,144	12,557	4,080	20,712	67,554	—	1,508,715
(Loss) income from unconsolidated entities	(17,461)	194,743	100,276	—	—	(71,745)	167	—	—	205,980
Income from investments in real estate debt	—	—	—	—	—	—	—	—	346,984	346,984
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	106,240	106,240
Income from investments in equity securities(1)	640,731	174,866	56,765	—	11,897	—	—	—	—	884,259
Segment net operating income	$1,497,069	$1,058,143	$486,888	$106,481	$46,254	$(47,239)	$45,691	$84,908	$453,224	$3,731,419

Depreciation and amortization	$(933,418)	$(576,793)	$(114,409)	$(93,911)	$(22,127)	$(12,485)	$(28,917)	$(137,872)	$—	$(1,919,932)

General and administrative										(32,046)
Management fee										(445,291)
Performance participation allocation										(1,378,959)
Income from interest rate derivatives										49,329
Net gain on dispositions of real estate										7,881
Interest expense, net										(847,440)
Loss on extinguishment of debt										(16,331)
Other income(1)										15,206
Net loss										$(836,164)
Net loss attributable to non-controlling interests in third party joint ventures										$22,090
Net loss attributable to non-controlling interests in BREIT OP										9,291
Net loss attributable to BREIT stockholders										$(804,783)
(1) Included within Other (expense) income on the Consolidated Statements of Operations is $848.2 million net unrealized gain related to such equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Rental Housing Properties:
Multifamily Properties
	Atlanta, GA	36	$1,976,192	$456,648	$2,697,628	$6,281	$47,760	$462,929	$2,745,388	$3,208,317	$(289,055)	2017-2022
	Austin, TX	9	380,457	84,006	586,437	1,320	4,634	85,326	591,071	676,397	(49,914)	2019-2022
	Beaumont, TX	1	18,332	4,476	42,124	24	200	4,500	42,324	46,824	(2,222)	2022
	Birmingham, AL	2	72,866	13,959	162,889	235	345	14,194	163,234	177,428	(8,854)	2022
	Boston, MA	3	304,437	114,155	484,944	141	2,341	114,296	487,285	601,581	(30,438)	2021-2022
	Boulder, CO	1	48,980	11,045	98,486	236	897	11,281	99,383	110,664	(5,972)	2022
	Charleston, SC	1	22,324	6,349	47,763	286	220	6,635	47,983	54,618	(2,993)	2022
	Charlotte, NC	18	738,043	166,182	1,053,522	4,303	16,977	170,485	1,070,499	1,240,984	(112,937)	2019-2022
	Chicago, IL	2	65,052	18,924	100,248	818	3,356	19,742	103,604	123,346	(14,882)	2017-2022
	Columbus, OH	3	148,588	29,512	138,091	396	3,594	29,908	141,685	171,593	(21,052)	2020-2021
	Dallas, TX	22	1,261,848	288,298	1,698,648	7,465	26,242	295,763	1,724,890	2,020,653	(153,301)	2019-2022
	Denver, CO	13	730,221	152,059	1,103,668	5,292	25,483	157,351	1,129,151	1,286,502	(124,993)	2017-2022
	Durham, NC	3	109,545	33,708	171,592	656	1,714	34,364	173,306	207,670	(19,247)	2020-2022
	Greenville, SC	2	62,599	13,203	67,595	321	1,218	13,524	68,813	82,337	(6,038)	2021
	Houston, TX	5	151,877	46,044	255,055	774	2,780	46,818	257,835	304,653	(16,740)	2021-2022
	Jacksonville, FL	14	530,517	132,402	931,805	2,905	14,955	135,307	946,760	1,082,067	(96,825)	2017-2022
	Kansas City, MO	3	113,655	20,906	155,724	312	739	21,218	156,463	177,681	(16,080)	2020-2022
	Lakeland, FL	2	113,289	19,475	123,546	405	2,566	19,880	126,112	145,992	(13,529)	2019-2022
	Las Vegas, NV	25	1,441,271	322,064	1,605,185	6,787	21,501	328,851	1,626,686	1,955,537	(264,305)	2017-2022
	Los Angeles, CA	1	51,115	10,795	44,758	127	262	10,922	45,020	55,942	(7,764)	2019
	Louisville, KY	6	78,334	12,381	106,952	1,253	2,457	13,634	109,409	123,043	(15,343)	2017-2022
	Miami, FL	8	715,079	167,319	728,244	3,063	14,769	170,382	743,013	913,395	(105,100)	2017-2021
	Minneapolis, MN	3	96,455	28,928	161,038	228	1,504	29,156	162,542	191,698	(10,268)	2021-2022
	Modesto, CA	2	63,053	5,006	68,782	590	2,075	5,596	70,857	76,453	(15,254)	2017-2018
	Naples, FL	1	66,110	14,247	106,199	127	678	14,374	106,877	121,251	(5,661)	2022
	Nashville, TN	5	180,697	33,445	314,588	294	1,602	33,739	316,190	349,929	(19,491)	2021-2022
	New York, NY	1	568,309	203,518	609,621	—	6,603	203,518	616,224	819,742	(31,493)	2022
	North Port, FL	3	130,517	28,937	280,072	149	886	29,086	280,958	310,044	(17,477)	2021-2022
	Olympia, WA	2	89,241	20,455	84,588	1,229	5,905	21,684	90,493	112,177	(22,688)	2017-2018
	Orlando, FL	17	952,905	207,299	1,373,334	10,931	13,419	218,230	1,386,753	1,604,983	(148,495)	2019-2022
	Palm Bay, FL	1	41,647	9,819	78,104	15	272	9,834	78,376	88,210	(4,134)	2022
	Panama City, FL	1	55,722	8,090	78,225	214	190	8,304	78,415	86,719	(4,325)	2022
	Philadelphia, PA	1	10,203	4,685	22,635	8	1,191	4,693	23,826	28,519	(1,434)	2022
	Phoenix, AZ	23	1,324,463	327,650	1,596,002	5,678	29,750	333,328	1,625,752	1,959,080	(227,515)	2017-2022
	Pittsburgh, PA	1	30,546	6,655	58,177	48	492	6,703	58,669	65,372	(3,213)	2022
	Portland, OR	7	295,318	83,713	383,331	904	7,349	84,617	390,680	475,297	(55,430)	2017-2022
	Raleigh, NC	9	411,955	74,447	587,437	1,348	6,781	75,795	594,218	670,013	(66,677)	2019-2022
	Richmond, VA	1	29,264	9,632	66,104	59	55	9,691	66,159	75,850	(3,608)	2022
	Riverside, CA	5	298,672	52,051	396,110	1,424	11,202	53,475	407,312	460,787	(64,122)	2019-2021
	Sacramento, CA	2	122,899	22,383	153,733	931	5,595	23,314	159,328	182,642	(34,304)	2018-2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Antonio, TX	3	$84,867	$16,551	$120,217	$571	$1,248	$17,122	$121,465	$138,587	$(17,037)	2017-2021
	San Diego, CA	1	35,904	33,055	71,972	202	800	33,257	72,772	106,029	(4,539)	2022
	Savannah, GA	1	30,256	5,613	35,434	192	353	5,805	35,787	41,592	(6,965)	2019
	Seattle, WA	4	217,283	49,100	271,348	1,259	5,740	50,359	277,088	327,447	(34,740)	2018-2021
	Stockton, CA	2	79,001	22,811	116,339	81	53	22,892	116,392	139,284	(6,518)	2022
	Tampa, FL	17	754,434	169,210	1,209,256	2,705	8,856	171,915	1,218,112	1,390,027	(103,761)	2019-2022
	Urban Honolulu, HI	1	14,955	95,193	550,923	2,689	12,727	97,882	563,650	661,532	(57,214)	2021
	Virginia Beach, VA	1	40,532	10,115	64,932	64	179	10,179	65,111	75,290	(3,652)	2022
	Washington, DC	1	27,764	10,841	37,123	74	840	10,915	37,963	48,878	(2,105)	2022
	Wilmington, NC	1	36,698	1,717	8,239	—	50,848	1,717	59,087	60,804	—	2022
Manufactured Housing
	Arcadia, FL	1	25,791	29,428	8,264	695	2,641	30,123	10,905	41,028	(3,532)	2020
	Atlanta, GA	2	19,975	35,491	1,760	437	1,387	35,928	3,147	39,075	(5,193)	2020
	Cape Coral, FL	1	—	9,036	1,044	133	2,971	9,169	4,015	13,184	(941)	2020
	Cincinnati, OH	1	17,846	33,479	2,999	226	48	33,705	3,047	36,752	(5,791)	2020
	Clewiston, FL	2	24,994	38,593	1,693	237	1,262	38,830	2,955	41,785	(3,827)	2020
	Lakeland, FL	2	15,147	30,698	754	535	1,454	31,233	2,208	33,441	(3,218)	2019-2020
	Los Angeles, CA	1	6,758	14,621	767	33	545	14,654	1,312	15,966	(1,142)	2021
	Miami, FL	3	81,786	132,039	2,032	435	3,789	132,474	5,821	138,295	(7,475)	2020-2021
	Naples, FL	1	—	3,664	383	68	2,389	3,732	2,772	6,504	(598)	2019
	Orlando, FL	8	61,138	176,168	8,198	2,289	10,599	178,457	18,797	197,254	(13,698)	2018-2020
	Palm Bay, FL	2	19,663	32,460	1,216	79	221	32,539	1,437	33,976	(2,385)	2020
	Phoenix, AZ	24	213,690	277,119	11,874	4,649	8,341	281,768	20,215	301,983	(42,988)	2018-2020
	Prescott Valley, AZ	2	11,139	10,329	785	409	142	10,738	927	11,665	(2,221)	2018-2020
	Riverside, CA	2	8,707	22,443	900	1,017	680	23,460	1,580	25,040	(4,674)	2018
	San Diego, CA	1	—	6,236	309	233	319	6,469	628	7,097	(1,145)	2018
	Santa Rosa, CA	2	13,268	21,030	2,244	26	515	21,056	2,759	23,815	(2,525)	2020-2021
	Seattle, WA	1	11,988	23,000	907	283	63	23,283	970	24,253	(1,740)	2020
	Sebastian, FL	1	11,915	19,117	983	388	967	19,505	1,950	21,455	(2,047)	2020
	Tampa, FL	6	43,234	84,650	4,077	627	1,408	85,277	5,485	90,762	(7,720)	2019-2020
	The Villages, FL	1	4,004	3,780	4,427	53	1,436	3,833	5,863	9,696	(1,719)	2020
	Tucson, AZ	1	6,946	12,620	1,838	37	1,436	12,657	3,274	15,931	(1,207)	2020
Student Housing
	Akron, OH	2	68,212	9,089	83,173	57	1,311	9,146	84,484	93,630	(9,426)	2018-2022
	Albuquerque, NM	2	72,477	3,982	104,201	—	1,632	3,982	105,833	109,815	(5,443)	2022
	Ames, IA	1	48,352	7,612	69,576	—	525	7,612	70,101	77,713	(2,632)	2022
	Ann Arbor, MI	4	141,014	25,061	184,859	—	2,644	25,061	187,503	212,564	(8,374)	2022
	Athens, GA	4	123,477	21,117	162,627	46	2,306	21,163	164,933	186,096	(19,448)	2018-2022
	Atlanta, GA	4	316,801	42,495	397,121	132	5,174	42,627	402,295	444,922	(24,140)	2021-2022
	Auburn, AL	4	180,248	26,966	245,737	217	2,392	27,183	248,129	275,312	(17,325)	2018-2022
	Austin, TX	11	432,019	186,238	826,577	—	15,443	186,238	842,020	1,028,258	(32,632)	2022
	Baton Rouge, LA	1	53,250	10,134	60,790	111	355	10,245	61,145	71,390	(4,047)	2022
	Binghamton, NY	1	116,657	23,571	145,350	—	1,430	23,571	146,780	170,351	(5,773)	2022
	Blacksburg, CA	1	—	1,700	—	—	—	1,700	—	1,700	—	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Blacksburg, VA	1	$64,532	$12,698	$71,693	$359	$1,194	$13,057	$72,887	$85,944	$(13,743)	2018
	Boone, NC	1	49,900	4,599	73,835	56	208	4,655	74,043	78,698	(6,014)	2021
	Boston, MA	3	135,460	14,260	259,361	—	1,720	14,260	261,081	275,341	(10,067)	2022
	Boulder, CO	6	201,254	56,901	282,542	106	6,143	57,007	288,685	345,692	(22,270)	2018-2022
	Buffalo, NY	5	164,635	69,810	225,689	56	1,238	69,866	226,927	296,793	(13,836)	2021-2022
	Carbondale, IL	1	—	3,100	—	—	—	3,100	—	3,100	—	2022
	Champaign, IL	4	70,832	5,559	104,391	—	7,141	5,559	111,532	117,091	(4,323)	2022
	Charlotte, NC	3	103,042	21,058	121,217	—	3,859	21,058	125,076	146,134	(5,028)	2022
	Charlottesville, VA	3	68,438	5,118	94,048	798	5,762	5,916	99,810	105,726	(17,936)	2018
	College Station, TX	5	225,675	76,636	277,661	—	4,310	76,636	281,971	358,607	(10,697)	2022
	Columbia, MO	1	52,430	5,341	99,287	—	6,531	5,341	105,818	111,159	(3,669)	2022
	Columbia, SC	1	35,540	11,100	68,885	47	305	11,147	69,190	80,337	(4,527)	2022
	Columbus, OH	1	—	—	244	—	—	—	244	244	—	2022
	Corvallis, OR	2	39,473	10,155	45,229	40	488	10,195	45,717	55,912	(2,282)	2022
	Dallas, TX	5	115,577	47,050	157,942	—	2,054	47,050	159,996	207,046	(6,347)	2022
	Eugene, OR	5	217,699	22,111	293,082	9	1,249	22,120	294,331	316,451	(11,654)	2022
	Fayetteville, AR	1	35,519	11,153	36,193	112	1,328	11,265	37,521	48,786	(2,465)	2022
	Flagstaff, AZ	5	302,988	8,781	416,087	—	4,442	8,781	420,529	429,310	(17,693)	2022
	Fort Collins, CO	3	137,356	11,297	181,443	116	816	11,413	182,259	193,672	(10,378)	2021-2022
	Fresno, CA	1	17,963	4,757	20,238	—	745	4,757	20,983	25,740	(1,025)	2022
	Gainesville, FL	3	102,956	21,090	145,160	—	2,522	21,090	147,682	168,772	(5,555)	2022
	Greensboro, NC	1	35,700	8,291	39,275	—	292	8,291	39,567	47,858	(2,351)	2022
	Greenville, NC	1	45,961	8,458	45,948	84	3,469	8,542	49,417	57,959	(8,796)	2018
	Greenville, SC	2	35,756	855	62,239	—	194	855	62,433	63,288	(2,300)	2022
	Houston, TX	4	57,692	1,824	52,696	—	3,474	1,824	56,170	57,994	(6,728)	2022
	Huntington, WV	1	12,445	2,206	14,172	—	1,360	2,206	15,532	17,738	(766)	2022
	Huntsville, TX	1	24,831	6,831	30,115	—	1,903	6,831	32,018	38,849	(1,539)	2022
	Indianapolis, IN	2	110,803	577	150,355	—	825	577	151,180	151,757	(5,548)	2022
	Knoxville, TN	3	158,364	28,669	194,922	61	3,883	28,730	198,805	227,535	(13,533)	2021-2022
	Lafayette, IN	2	93,324	10,056	141,258	—	9,795	10,056	151,053	161,109	(5,087)	2022
	Lansing, MI	1	65,196	12,317	79,443	—	848	12,317	80,291	92,608	(3,248)	2022
	Lexington, KY	4	161,430	47,160	184,088	—	2,066	47,160	186,154	233,314	(7,555)	2022
	Los Angeles, CA	1	58,341	783	118,187	—	249	783	118,436	119,219	(4,385)	2022
	Louisville, KY	5	145,486	36,787	178,524	265	4,035	37,052	182,559	219,611	(11,957)	2018-2022
	Lubbock, TX	7	271,426	57,660	337,160	—	2,046	57,660	339,206	396,866	(13,766)	2022
	Madison, WI	1	98,619	7,410	163,875	—	335	7,410	164,210	171,620	(5,863)	2022
	Mankato, MN	1	38,146	7,286	52,185	—	254	7,286	52,439	59,725	(2,127)	2022
	Minneapolis, MN	2	51,676	14,972	74,676	—	2,193	14,972	76,869	91,841	(3,131)	2022
	Morgantown, WV	2	73,185	10,414	73,088	—	752	10,414	73,840	84,254	(3,112)	2022
	Nashville, TN	1	—	11,700	614	—	—	11,700	614	12,314	—	2022
	New York, NY	1	43,809	203	53,571	—	358	203	53,929	54,132	(1,948)	2022
	Oklahoma City, OK	1	66,629	11,400	93,765	—	283	11,400	94,048	105,448	(3,418)	2022
	Orlando, FL	7	770,140	112,999	1,205,032	162	45,576	113,161	1,250,608	1,363,769	(59,427)	2018-2022
	Oxford, MS	1	15,964	6,779	16,658	—	167	6,779	16,825	23,604	(968)	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Philadelphia, PA	4	$518,723	$620	$755,870	$—	$4,631	$620	$760,501	$761,121	$(31,332)	2022
	Phoenix, AZ	12	782,683	48,104	1,120,963	219	50,400	48,323	1,171,363	1,219,686	(58,143)	2018-2022
	Portland, OR	2	67,544	1,493	94,652	—	779	1,493	95,431	96,924	(3,409)	2022
	Pullman, WA	1	51,400	20,172	55,481	716	152	20,888	55,633	76,521	(7,060)	2021
	Raleigh, NC	1	36,750	11,338	46,044	—	938	11,338	46,982	58,320	(3,391)	2022
	Reno, NV	1	58,000	6,265	75,388	19	308	6,284	75,696	81,980	(5,732)	2021
	Richmond, VA	5	189,420	12,831	242,058	—	2,481	12,831	244,539	257,370	(8,798)	2022
	Riverside, CA	1	29,818	3,966	40,159	42	2,351	4,008	42,510	46,518	(7,595)	2018
	Rochester, NY	2	119,518	43,585	162,946	—	1,104	43,585	164,050	207,635	(7,790)	2022
	San Antonio, TX	2	74,582	21,357	82,319	—	596	21,357	82,915	104,272	(3,497)	2022
	San Diego, CA	2	104,099	39,861	131,211	107	3,066	39,968	134,277	174,245	(6,458)	2022
	San Francisco, CA	4	234,867	4,671	337,670	52	125,949	4,723	463,619	468,342	(14,495)	2018-2022
	Seattle, WA	4	153,801	22,192	239,140	—	1,008	22,192	240,148	262,340	(8,344)	2022
	Starkville, MS	1	7,070	2,678	6,050	—	277	2,678	6,327	9,005	(374)	2022
	State College, PA	3	165,312	22,755	201,931	422	8,092	23,177	210,023	233,200	(31,785)	2018-2021
	Syracuse, NY	2	32,724	1,693	59,712	—	573	1,693	60,285	61,978	(2,380)	2022
	Tallahassee, FL	6	377,940	74,759	506,945	15	3,556	74,774	510,501	585,275	(25,322)	2021-2022
	Tampa, FL	2	90,372	11,646	149,608	—	2,379	11,646	151,987	163,633	(6,259)	2022
	Toledo, OH	1	22,657	4,045	25,847	—	457	4,045	26,304	30,349	(1,030)	2022
	Trenton, NJ	1	39,893	3,712	74,929	—	138	3,712	75,067	78,779	(3,683)	2022
	Tucson, AZ	5	264,282	21,691	435,395	208	3,193	21,899	438,588	460,487	(38,233)	2018-2022
	Tuscaloosa, AL	2	141,931	38,573	151,583	74	8,389	38,647	159,972	198,619	(20,033)	2018-2022
	Waco, TX	2	30,335	6,387	73,632	—	3,919	6,387	77,551	83,938	(2,851)	2022
Single Family Rental
	Albuquerque, NM	11	2,473	777	2,761	5	56	782	2,817	3,599	(112)	2022
	Athens, GA	9	2,014	527	2,368	3	89	530	2,457	2,987	(137)	2021-2022
	Atlanta, GA	2,868	792,107	223,995	982,911	4,114	30,648	228,109	1,013,559	1,241,668	(75,721)	2014-2023
	Augusta, GA	6	758	281	1,301	5	96	286	1,397	1,683	(65)	2021-2022
	Austin, TX	113	29,423	9,180	39,666	222	414	9,402	40,080	49,482	(3,382)	2015-2022
	Baltimore, MD	240	59,822	26,302	58,205	113	2,812	26,415	61,017	87,432	(4,775)	2015-2022
	Bellingham, WA	1	223	109	228	—	3	109	231	340	(22)	2015
	Boulder, CO	10	5,251	1,662	6,152	—	—	1,662	6,152	7,814	(525)	2015-2020
	Bremerton, WA	136	48,399	21,629	49,669	139	1,211	21,768	50,880	72,648	(3,480)	2018-2022
	Cape Coral, FL	121	29,717	8,247	30,475	560	1,942	8,807	32,417	41,224	(2,809)	2014-2023
	Charleston, SC	1	203	50	242	—	5	50	247	297	(9)	2022
	Charlotte, NC	503	148,152	46,796	183,630	404	3,722	47,200	187,352	234,552	(13,736)	2015-2023
	Chicago, IL	776	201,377	62,251	211,858	1,072	5,799	63,323	217,657	280,980	(18,701)	2012-2023
	Colorado Springs, CO	1,003	326,948	96,658	377,816	839	7,836	97,497	385,652	483,149	(27,396)	2014-2023
	Columbia, SC	193	36,216	8,928	43,395	144	2,405	9,072	45,800	54,872	(3,191)	2017-2023
	Dallas, TX	1,663	461,080	146,800	558,402	4,292	11,818	151,092	570,220	721,312	(46,110)	2013-2023
	Deltona, FL	1	258	93	302	3	16	96	318	414	(13)	2022
	Denver, CO	915	386,839	130,935	438,468	578	4,430	131,513	442,898	574,411	(32,643)	2013-2023
	Durham, NC	12	3,298	1,002	4,133	5	64	1,007	4,197	5,204	(270)	2016-2022
	Fort Collins, CO	109	44,555	10,480	49,788	89	664	10,569	50,452	61,021	(3,884)	2013-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Gainesville, GA	2	$877	$192	$981	$—	$32	$192	$1,013	$1,205	$(87)	2015-2018
	Greeley, CO	150	55,151	15,534	62,811	25	734	15,559	63,545	79,104	(4,576)	2013-2023
	Greensboro, NC	51	15,743	4,537	19,834	16	304	4,553	20,138	24,691	(1,778)	2015-2022
	Greenville, SC	16	3,451	842	4,038	28	198	870	4,236	5,106	(269)	2021-2022
	Houston, TX	293	65,951	16,090	73,854	943	2,432	17,033	76,286	93,319	(6,599)	2013-2023
	Indianapolis, IN	111	29,100	8,022	32,742	93	1,070	8,115	33,812	41,927	(3,011)	2015-2022
	Jacksonville, FL	191	58,777	18,231	64,658	260	1,362	18,491	66,020	84,511	(5,583)	2014-2022
	Kansas City, MO	306	88,139	25,283	107,047	200	2,936	25,483	109,983	135,466	(9,318)	2015-2022
	Lakeland, FL	1	107	45	176	—	3	45	179	224	(16)	2021
	Las Vegas, NV	267	77,879	33,622	86,039	286	1,008	33,908	87,047	120,955	(4,613)	2021-2023
	Los Angeles, CA	78	33,829	13,488	37,331	106	730	13,594	38,061	51,655	(2,894)	2015-2022
	Louisville, KY	1	—	73	161	6	19	79	180	259	(6)	2022
	Miami, FL	110	39,010	12,083	39,416	405	1,539	12,488	40,955	53,443	(3,655)	2014-2023
	Minneapolis, MN	1,069	317,240	113,854	341,658	824	11,114	114,678	352,772	467,450	(26,994)	2015-2022
	Modesto, CA	6	2,406	1,000	2,435	18	—	1,018	2,435	3,453	(229)	2015-2019
	Mount Vernon, WA	4	1,657	806	1,235	1	7	807	1,242	2,049	(112)	2015-2016
	Myrtle Beach, SC	2	384	94	455	1	7	95	462	557	(18)	2022
	Naples, FL	11	4,208	1,424	4,336	97	21	1,521	4,357	5,878	(423)	2014-2017
	Nashville, TN	161	48,589	14,626	53,642	110	845	14,736	54,487	69,223	(3,866)	2017-2023
	North Port, FL	230	71,506	20,485	74,345	808	2,760	21,293	77,105	98,398	(6,666)	2014-2022
	Ogden, UT	73	22,316	8,811	26,602	28	445	8,839	27,047	35,886	(1,668)	2017-2023
	Oklahoma City, OK	35	7,610	1,801	9,101	52	190	1,853	9,291	11,144	(701)	2014-2022
	Olympia, WA	98	36,425	15,315	38,532	35	641	15,350	39,173	54,523	(2,960)	2015-2022
	Orlando, FL	655	195,509	60,313	217,126	1,852	8,552	62,165	225,678	287,843	(18,276)	2014-2023
	Oxnard, CA	1	420	221	667	2	—	223	667	890	(57)	2015
	Palm Bay, FL	33	7,200	2,507	8,551	62	349	2,569	8,900	11,469	(559)	2016-2022
	Philadelphia, PA	178	46,168	19,006	53,821	156	2,491	19,162	56,312	75,474	(4,976)	2016-2022
	Phoenix, AZ	684	185,867	90,851	186,717	967	4,231	91,818	190,948	282,766	(11,996)	2020-2023
	Pittsburgh, PA	87	23,821	7,800	30,719	3	681	7,803	31,400	39,203	(2,821)	2016-2022
	Port St. Lucie, FL	3	916	503	817	14	28	517	845	1,362	(75)	2015-2022
	Portland, OR	322	135,674	66,384	127,066	23	1,490	66,407	128,556	194,963	(10,780)	2015-2023
	Provo, UT	12	4,426	1,676	4,425	29	130	1,705	4,555	6,260	(285)	2018-2023
	Punta Gorda, FL	7	1,818	596	1,893	44	146	640	2,039	2,679	(206)	2015-2018
	Raleigh, NC	106	30,112	8,455	34,007	37	537	8,492	34,544	43,036	(2,532)	2015-2023
	Richmond, VA	136	31,256	9,791	34,855	74	1,343	9,865	36,198	46,063	(2,517)	2015-2022
	Riverside, CA	284	114,589	43,402	134,293	368	2,150	43,770	136,443	180,213	(11,289)	2014-2023
	Sacramento, CA	91	45,227	16,264	47,304	128	—	16,392	47,304	63,696	(4,162)	2015-2022
	Salt Lake City, UT	69	23,460	9,304	26,471	56	389	9,360	26,860	36,220	(1,684)	2016-2023
	San Antonio, TX	202	46,557	12,332	56,211	347	1,206	12,679	57,417	70,096	(4,798)	2014-2023
	San Diego, CA	13	7,163	4,376	9,663	—	—	4,376	9,663	14,039	(842)	2015-2018
	Sanford, NC	3	251	170	696	2	9	172	705	877	(40)	2021-2022
	Seattle, WA	844	344,684	166,187	330,572	738	5,628	166,925	336,200	503,125	(24,894)	2014-2023
	St. Louis, MO	167	40,526	10,949	45,317	144	1,772	11,093	47,089	58,182	(3,637)	2016-2023
	Stockton, CA	14	5,968	2,978	6,176	21	—	2,999	6,176	9,175	(553)	2015-2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Tampa, FL	952	$280,757	$97,848	$302,378	$2,668	$12,421	$100,516	$314,799	$415,315	$(24,848)	2014-2023
	Tulsa, OK	82	17,582	3,862	20,848	162	746	4,024	21,594	25,618	(1,804)	2014-2022
	Washington, DC	279	83,263	35,674	83,383	116	3,059	35,790	86,442	122,232	(6,931)	2015-2023
	Winston, NC	28	6,706	1,809	8,032	11	246	1,820	8,278	10,098	(618)	2015-2022

Senior Housing
	Quebec, Canada	11	313,792	30,338	466,723	—	11,755	30,338	478,478	508,816	(20,728)	2021-2022

Affordable Housing(4)
	Adrian, MI	1	2,645	740	2,720	6	55	746	2,775	3,521	(216)	2021
	Albuquerque, NM	8	92,899	69,810	82,209	498	6,658	70,308	88,867	159,175	(7,071)	2021
	Ann Arbor, MI	2	—	4,150	22,100	83	320	4,233	22,420	26,653	(1,837)	2021
	Atlanta, GA	10	93,445	42,631	118,288	379	1,958	43,010	120,246	163,256	(8,893)	2021
	Austin, TX	8	51,531	34,790	156,099	381	1,592	35,171	157,691	192,862	(12,225)	2021
	Bakersfield, CA	2	4,685	6,460	4,260	—	119	6,460	4,379	10,839	(379)	2021
	Baltimore, MD	5	24,442	40,030	45,040	53	444	40,083	45,484	85,567	(3,756)	2021
	Battle Creek, MI	1	—	1,240	4,940	1	57	1,241	4,997	6,238	(387)	2021
	Beaumont, TX	3	4,735	4,065	20,169	66	254	4,131	20,423	24,554	(1,490)	2021
	Birmingham, AL	1	4,606	5,370	2,950	56	—	5,426	2,950	8,376	(718)	2021
	Bloomington, IN	1	5,842	2,140	14,060	4	96	2,144	14,156	16,300	(1,091)	2021
	Boston, MA	2	9,374	8,610	12,202	4	—	8,614	12,202	20,816	(3,064)	2021
	Boulder, CO	3	41,000	16,410	80,829	365	648	16,775	81,477	98,252	(6,309)	2021
	Brownsville, TN	2	1,181	3,780	680	—	29	3,780	709	4,489	(61)	2021
	Brownsville, TX	2	8,654	4,696	12,700	109	8	4,805	12,708	17,513	—	2021
	Canton, OH	2	1,304	1,940	13,260	—	186	1,940	13,446	15,386	(1,028)	2021
	Cape Coral, FL	2	61,425	14,232	96,599	17	2,630	14,249	99,229	113,478	(7,439)	2021
	Charlotte, NC	5	37,155	23,730	36,200	241	1,057	23,971	37,257	61,228	(3,029)	2021
	Charlottesville, VA	1	695	5,940	21,640	—	632	5,940	22,272	28,212	(1,714)	2021
	Cheyenne, WY	1	—	3,770	12,290	23	183	3,793	12,473	16,266	(974)	2021
	Chicago, IL	5	12,274	6,340	25,450	159	782	6,499	26,232	32,731	(2,026)	2021
	Cincinnati, OH	7	68,122	17,960	107,339	336	1,842	18,296	109,181	127,477	(8,390)	2021
	Clearlake, CA	2	2,100	2,340	1,580	—	32	2,340	1,612	3,952	(141)	2021
	Cleveland, MS	1	—	930	140	1	68	931	208	1,139	(23)	2021
	Cleveland, OH	1	13,650	3,460	20,280	8	254	3,468	20,534	24,002	(1,581)	2021
	College Station, TX	1	6,430	3,160	12,540	49	151	3,209	12,691	15,900	(984)	2021
	Columbus, OH	2	26,013	6,440	40,980	57	688	6,497	41,668	48,165	(3,193)	2021
	Crestview, FL	1	10,677	3,740	9,750	—	546	3,740	10,296	14,036	(796)	2021
	Dallas, TX	31	180,870	140,524	449,303	1,876	10,118	142,400	459,421	601,821	(34,173)	2021
	Decatur, IL	1	432	980	3,580	—	42	980	3,622	4,602	(282)	2021
	Deltona, FL	2	43,845	13,392	60,244	61	507	13,453	60,751	74,204	(4,541)	2021
	Denver, CO	9	196,014	62,220	355,408	1,072	4,498	63,292	359,906	423,198	(27,708)	2021
	Detroit, MI	5	27,894	4,316	41,449	55	557	4,371	42,006	46,377	(3,236)	2021
	Douglas, GA	1	—	810	1,290	—	5	810	1,295	2,105	(106)	2021
	Duluth, MN	2	5,231	500	11,820	—	14	500	11,834	12,334	(907)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Durant, OK	1	$1,050	$1,260	$130	$21	$11	$1,281	$141	$1,422	$(23)	2021
	Durham, NC	1	4,241	2,320	9,380	—	184	2,320	9,564	11,884	(738)	2021
	El Centro, CA	2	7,185	6,260	4,200	—	185	6,260	4,385	10,645	(378)	2021
	El Paso, TX	2	—	5,980	11,960	16	1	5,996	11,961	17,957	(959)	2021
	Enterprise, AL	1	980	2,520	4,456	12	—	2,532	4,456	6,988	(349)	2021
	Evansville, IN	1	2,693	1,280	2,310	16	67	1,296	2,377	3,673	(192)	2021
	Fort Collins, CO	5	81,784	27,370	124,669	619	1,587	27,989	126,256	154,245	(9,790)	2021
	Fresno, CA	6	23,152	20,320	17,800	57	395	20,377	18,195	38,572	(1,538)	2021
	Gillette, WY	1	—	1,520	—	—	—	1,520	—	1,520	—	2021
	Grand Rapids, MI	1	—	1,250	2,220	—	157	1,250	2,377	3,627	(188)	2021
	Greeley, CO	1	6,846	7,560	39,664	—	—	7,560	39,664	47,224	(3,061)	2021
	Greenville, MS	1	—	2,260	1,314	28	—	2,288	1,314	3,602	(201)	2021
	Greenville, SC	6	34,755	11,690	48,890	147	581	11,837	49,471	61,308	(3,935)	2021
	Gulfport, MS	1	—	3,591	9,634	6	—	3,597	9,634	13,231	(355)	2021
	Hammond, LA	2	445	1,260	3,230	4	132	1,264	3,362	4,626	(261)	2021
	Hanford, CA	2	3,307	5,780	1,820	106	120	5,886	1,940	7,826	(203)	2021
	Harrisburg, PA	2	18,651	9,690	19,080	64	431	9,754	19,511	29,265	(1,545)	2021
	Hartford, CT	1	3,373	3,200	3,350	—	7	3,200	3,357	6,557	(281)	2021
	Heber, UT	1	16,975	8,450	19,660	43	358	8,493	20,018	28,511	(1,573)	2021
	Houston, TX	21	211,400	106,821	328,668	682	2,475	107,503	331,143	438,646	(24,456)	2021
	Indianapolis, IN	3	18,177	6,970	25,330	73	262	7,043	25,592	32,635	(1,996)	2021
	Jackson, MS	3	342	4,350	4,135	19	124	4,369	4,259	8,628	(405)	2021
	Jacksonville, FL	4	118,274	29,558	173,773	98	976	29,656	174,749	204,405	(13,252)	2021
	Kahului, HI	1	—	—	27	—	56	—	83	83	—	2021
	Kansas City, MO	6	68,156	13,780	108,288	74	3,077	13,854	111,365	125,219	(8,688)	2021
	Killeen, TX	3	6,294	6,016	8,770	72	893	6,088	9,663	15,751	(626)	2021
	La Crosse, WI	1	363	290	866	—	—	290	866	1,156	(69)	2021
	Lake Havasu City, AZ	2	2,424	4,180	4,360	8	18	4,188	4,378	8,566	(367)	2021
	Lakeland, FL	1	715	2,470	5,570	—	81	2,470	5,651	8,121	(444)	2021
	Lancaster, PA	1	11,066	7,910	15,330	32	633	7,942	15,963	23,905	(1,252)	2021
	Las Cruces, NM	1	1,467	3,350	310	—	35	3,350	345	3,695	(52)	2021
	Las Vegas, NV	6	66,830	37,689	148,711	185	532	37,874	149,243	187,117	(9,364)	2021
	Lincoln, IL	1	1,155	340	1,080	45	112	385	1,192	1,577	(93)	2021
	Lincoln, NE	2	16,776	5,830	33,790	139	3,902	5,969	37,692	43,661	(2,740)	2021
	Longview, TX	1	5,252	3,410	1,760	20	206	3,430	1,966	5,396	(171)	2021
	Los Angeles, CA	33	269,050	199,290	553,659	314	5,173	199,604	558,832	758,436	(31,487)	2021
	Lynchburg, VA	1	2,332	2,045	5,633	12	135	2,057	5,768	7,825	(212)	2021
	Macomb, IL	1	198	695	1,931	—	41	695	1,972	2,667	(73)	2021
	Madera, CA	1	3,850	1,750	1,530	—	83	1,750	1,613	3,363	(133)	2021
	McAllen, TX	1	1,622	—	127	14	—	14	127	141	(194)	2021
	Memphis, TN	5	3,645	2,600	7,650	21	715	2,621	8,365	10,986	(592)	2021
	Miami, FL	32	1,167,377	372,153	1,662,211	162	9,200	372,315	1,671,411	2,043,726	(124,446)	2021-2022
	Midland, TX	1	—	3,610	6,940	4	82	3,614	7,022	10,636	(559)	2021
	Milwaukee, WI	1	4,055	1,130	7,290	—	9	1,130	7,299	8,429	(564)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Modesto, CA	2	$5,260	$7,400	$18,610	$5	$88	$7,405	$18,698	$26,103	$(1,474)	2021
	Morristown, TN	1	—	290	—	—	—	290	—	290	—	2021
	Muskegon, MI	1	6,168	1,960	9,920	37	31	1,997	9,951	11,948	(774)	2021
	Muskogee, OK	1	314	190	17	—	—	190	17	207	(3)	2021
	Nashville, TN	2	14,671	8,390	18,410	8	862	8,398	19,272	27,670	(1,497)	2021
	New Orleans, LA	4	30,065	8,900	38,103	3	186	8,903	38,289	47,192	(3,128)	2021
	New York, NY	2	8,581	3,898	7,392	31	313	3,929	7,705	11,634	(537)	2021
	Ogden, UT	2	14,289	8,930	14,240	76	158	9,006	14,398	23,404	(1,152)	2021
	Oklahoma City, OK	8	10,809	15,980	13,003	18	81	15,998	13,084	29,082	(2,580)	2021
	Omaha, NE	1	—	3,970	21,410	24	467	3,994	21,877	25,871	(1,844)	2021
	Orlando, FL	1	9,998	5,970	30,250	2	160	5,972	30,410	36,382	(2,344)	2021
	Other U.S.	1	588	800	2,206	12	—	812	2,206	3,018	(82)	2021
	Oxnard, CA	3	56,317	30,810	29,299	16	80	30,826	29,379	60,205	(2,533)	2021
	Palm Bay, FL	3	67,145	20,385	79,869	15	1,003	20,400	80,872	101,272	(6,166)	2021
	Pensacola, FL	1	6,000	3,330	6,590	1	241	3,331	6,831	10,162	(533)	2021
	Phoenix, AZ	8	86,071	27,180	121,519	469	4,859	27,649	126,378	154,027	(9,507)	2021
	Plymouth, IN	1	3,277	1,030	4,850	—	64	1,030	4,914	5,944	(379)	2021
	Raleigh, NC	1	9,721	2,330	10,850	1	296	2,331	11,146	13,477	(857)	2021
	Rapid City, SD	1	3,080	1,320	3,095	—	—	1,320	3,095	4,415	(614)	2021
	Red Bluff, CA	1	1,362	2,610	1,620	—	57	2,610	1,677	4,287	(147)	2021
	Reno, NV	1	6,645	8,950	15,340	61	56	9,011	15,396	24,407	(1,244)	2021
	Richmond, VA	4	12,511	6,300	32,520	4	237	6,304	32,757	39,061	(2,529)	2021
	Riverside, CA	9	58,223	71,198	68,430	304	1,594	71,502	70,024	141,526	(4,773)	2021
	Sacramento, CA	17	135,200	48,624	321,369	783	2,764	49,407	324,133	373,540	(24,300)	2021
	Salinas, CA	4	37,164	22,830	93,729	20	586	22,850	94,315	117,165	(7,311)	2021
	Salisbury, MD	1	2,840	4,240	3,860	13	57	4,253	3,917	8,170	(334)	2021
	Salt Lake City, UT	3	69,270	25,727	121,438	66	1,515	25,793	122,953	148,746	(7,980)	2021-2022
	San Antonio, TX	4	23,698	12,430	44,380	95	442	12,525	44,822	57,347	(3,499)	2021
	San Diego, CA	6	95,574	36,550	109,655	130	1,211	36,680	110,866	147,546	(7,924)	2021-2022
	San Francisco, CA	4	67,824	22,795	86,548	153	245	22,948	86,793	109,741	(4,993)	2021
	San Jose, CA	8	71,301	30,051	183,890	140	1,576	30,191	185,466	215,657	(11,038)	2021
	San Luis Obispo, CA	4	19,441	11,650	25,910	6	467	11,656	26,377	38,033	(2,077)	2021
	Santa Fe, NM	1	8,424	4,800	9,480	21	120	4,821	9,600	14,421	(770)	2021
	Santa Maria, CA	1	6,910	10,460	49,460	—	1,542	10,460	51,002	61,462	(3,893)	2021
	Santa Rosa, CA	1	27,500	12,190	55,290	314	864	12,504	56,154	68,658	(4,352)	2021
	Seattle, WA	4	95,842	26,130	237,786	168	8,437	26,298	246,223	272,521	(17,762)	2021
	Sebastian, FL	1	14,850	9,680	39,390	—	747	9,680	40,137	49,817	(3,106)	2021
	Shawnee, OK	1	658	550	460	1	64	551	524	1,075	(44)	2021
	Sheridan, WY	1	1,113	1,310	1,407	—	—	1,310	1,407	2,717	(121)	2021
	Sherman, TX	1	4,221	2,660	1,570	21	652	2,681	2,222	4,903	(156)	2021
	Show Low, AZ	1	1,804	1,360	660	36	28	1,396	688	2,084	(67)	2021
	Sierra Vista, AZ	1	924	840	180	—	13	840	193	1,033	(21)	2021
	Spartanburg, SC	1	8,375	4,700	8,200	88	217	4,788	8,417	13,205	(676)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	St. Louis, MO	3	$29,525	$10,060	$61,860	$117	$190	$10,177	$62,050	$72,227	$(4,793)	2021
	Sterling, CO	1	3,431	1,940	1,620	—	296	1,940	1,916	3,856	(149)	2021
	Stockton, CA	1	24,276	10,740	44,000	2	809	10,742	44,809	55,551	(3,458)	2021
	Tampa, FL	6	161,501	55,733	210,078	53	1,243	55,786	211,321	267,107	(15,985)	2021-2022
	Trenton, NJ	1	6,127	4,670	10,000	—	35	4,670	10,035	14,705	(798)	2021
	Tyler, TX	2	4,753	6,310	18,010	105	456	6,415	18,466	24,881	(1,438)	2021
	Vidalia, GA	1	219	1,270	2,390	10	51	1,280	2,441	3,721	(195)	2021
	Vineland, NJ	3	13,268	8,679	8,206	—	45	8,679	8,251	16,930	(509)	2021
	Virginia Beach, VA	3	19,079	20,370	56,310	46	1,041	20,416	57,351	77,767	(4,486)	2021
	Visalia, CA	2	2,061	4,190	2,340	—	68	4,190	2,408	6,598	(216)	2021
	Waco, TX	1	6,383	3,520	13,140	63	162	3,583	13,302	16,885	(1,032)	2021
	Washington, DC	31	544,817	390,711	743,281	921	15,476	391,632	758,757	1,150,389	(58,652)	2021
	Wilson, NC	1	2,068	1,130	1,000	—	63	1,130	1,063	2,193	(89)	2021
	Worcester, MA	1	—	3,350	4,970	—	266	3,350	5,236	8,586	(417)	2021
	Yuba City, CA	2	3,812	5,660	1,800	—	335	5,660	2,135	7,795	(190)	2021
Total Rental Housing Properties:		18,282	36,248,655	10,693,678	49,866,872	131,496	1,093,944	10,825,174	50,960,816	61,785,990	(4,349,818)

Industrial Properties:
Cold Storage Warehouse
	Atlanta, GA	1	24,021	3,134	30,130	—	2,140	3,134	32,270	35,404	(6,652)	2018
	Austin, TX	1	16,014	3,132	19,010	—	3,242	3,132	22,252	25,384	(4,514)	2018
	Baltimore, MD	1	35,733	5,789	38,820	—	—	5,789	38,820	44,609	(6,540)	2018
	San Francisco, CA	1	39,318	6,785	46,830	—	1,333	6,785	48,163	54,948	(7,541)	2018
	Stockton, CA	2	74,932	16,775	64,187	—	173	16,775	64,360	81,135	(10,762)	2018
Industrial
	Allentown, PA	6	44,340	7,304	56,511	—	1,194	7,304	57,705	65,009	(5,125)	2020-2021
	Atlanta, GA	129	894,313	250,889	1,085,101	111	65,158	251,000	1,150,259	1,401,259	(150,614)	2017-2022
	Austin, TX	2	29,390	15,803	23,630	—	6,673	15,803	30,303	46,106	(2,397)	2019-2021
	Baltimore, MD	10	158,080	40,371	178,317	—	9,551	40,371	187,868	228,239	(19,422)	2018-2021
	Baton Rouge, LA	1	19,190	5,893	15,035	—	11	5,893	15,046	20,939	(1,139)	2021
	Boston, MA	1	48,400	—	—	—	—	—	—	—	—	2021
	Charlotte, NC	11	73,755	28,715	88,551	4,810	3,389	33,525	91,940	125,465	(9,564)	2018-2021
	Chicago, IL	122	1,388,807	418,379	1,499,452	—	69,032	418,379	1,568,484	1,986,863	(247,418)	2017-2022
	Cincinnati, OH	40	362,150	65,847	462,787	—	25,066	65,847	487,853	553,700	(83,643)	2018-2021
	Columbus, OH	24	443,742	59,375	501,964	—	24,538	59,375	526,502	585,877	(64,976)	2018-2021
	Dallas, TX	67	919,074	173,111	1,102,053	22,972	112,492	196,083	1,214,545	1,410,628	(158,380)	2017-2021
	Davenport, IA	1	13,560	1,507	10,471	—	2	1,507	10,473	11,980	(831)	2021
	Deltona, FL	1	8,250	1,384	8,312	—	21	1,384	8,333	9,717	(603)	2021
	Denver, CO	19	244,067	58,711	280,450	—	10,820	58,711	291,270	349,981	(49,910)	2018-2021
	Durham, NC	5	91,943	14,083	82,094	—	3,292	14,083	85,386	99,469	(8,628)	2019-2022
	El Paso, TX	16	175,877	25,134	172,755	—	7,493	25,134	180,248	205,382	(41,699)	2019-2021
	Fond du Lac, WI	1	9,430	954	9,494	—	—	954	9,494	10,448	(1,113)	2021
	Greensboro, NC	46	358,163	72,487	408,573	8,942	26,062	81,429	434,635	516,064	(58,753)	2020-2021
	Greenville, SC	1	3,365	1,165	4,679	—	807	1,165	5,486	6,651	(1,149)	2018

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Harrisburg, PA	14	$319,883	$48,185	$375,061	$—	$13,069	$48,185	$388,130	$436,315	$(91,732)	2017-2019
	Hickory, NC	1	12,570	2,900	36,463	—	57	2,900	36,520	39,420	(2,776)	2021
	Houston, TX	26	273,592	57,402	314,720	—	15,559	57,402	330,279	387,681	(47,198)	2017-2021
	Indianapolis, IN	33	496,717	94,511	569,297	—	13,414	94,511	582,711	677,222	(86,231)	2018-2021
	Jacksonville, FL	13	116,350	27,249	151,134	—	11,471	27,249	162,605	189,854	(25,865)	2017-2021
	Jefferson, GA	2	77,600	11,595	114,479	—	29	11,595	114,508	126,103	(12,612)	2019-2021
	Kansas City, MO	2	19,938	3,954	25,047	—	1,729	3,954	26,776	30,730	(5,790)	2019
	Lakeland, FL	9	159,235	27,509	158,383	—	7,989	27,509	166,372	193,881	(30,875)	2018-2021
	Lancaster, PA	2	21,110	3,879	22,307	—	435	3,879	22,742	26,621	(1,751)	2021
	Las Vegas, NV	13	343,838	101,595	486,514	—	2,978	101,595	489,492	591,087	(46,125)	2019-2021
	Los Angeles, CA	8	195,512	120,900	165,462	—	3,125	120,900	168,587	289,487	(27,109)	2018-2021
	Louisville, KY	10	177,205	37,105	209,845	—	7,433	37,105	217,278	254,383	(31,218)	2018-2021
	Memphis, TN	16	211,394	38,683	210,652	—	10,778	38,683	221,430	260,113	(27,026)	2018-2021
	Miami, FL	22	200,870	84,049	215,480	—	14,872	84,049	230,352	314,401	(23,523)	2018-2021
	Milwaukee, WI	13	138,442	21,136	136,025	—	6,004	21,136	142,029	163,165	(17,771)	2019-2021
	Minneapolis, MN	56	532,529	125,049	466,957	—	21,530	125,049	488,487	613,536	(74,570)	2019-2021
	Nashville, TN	5	80,828	53,789	81,806	697	8,959	54,486	90,765	145,251	(14,422)	2017-2021
	New York, NY	34	391,770	129,064	390,183	7,538	32,686	136,602	422,869	559,471	(45,752)	2017-2021
	Orlando, FL	32	337,829	75,803	365,119	—	17,575	75,803	382,694	458,497	(63,831)	2017-2021
	Oxnard, CA	4	32,289	12,991	28,135	—	960	12,991	29,095	42,086	(3,877)	2018-2021
	Philadelphia, PA	17	311,781	82,881	283,852	—	3,044	82,881	286,896	369,777	(26,907)	2018-2021
	Phoenix, AZ	2	24,869	6,364	38,660	—	1,081	6,364	39,741	46,105	(3,853)	2018-2021
	Portland, OR	2	71,540	20,135	72,856	—	174	20,135	73,030	93,165	(6,161)	2021
	Racine, WI	5	91,712	14,284	92,420	—	4,515	14,284	96,935	111,219	(14,541)	2020
	Raleigh, NC	2	9,458	1,664	12,051	—	881	1,664	12,932	14,596	(2,109)	2018
	Reading, PA	3	43,753	10,787	66,653	—	3,143	10,787	69,796	80,583	(12,730)	2019
	Reno, NV	24	186,864	53,655	132,685	—	5,853	53,655	138,538	192,193	(32,918)	2019-2021
	Richmond, VA	15	117,174	24,869	136,047	—	8,256	24,869	144,303	169,172	(30,976)	2018-2019
	Riverside, CA	28	480,558	198,415	487,482	17,310	38,227	215,725	525,709	741,434	(51,162)	2018-2021
	Sacramento, CA	1	17,520	3,625	23,944	—	66	3,625	24,010	27,635	(2,993)	2020
	Salt Lake City, UT	6	127,449	49,000	161,353	5,341	9,025	54,341	170,378	224,719	(10,519)	2021
	San Antonio, TX	17	93,057	14,425	98,129	—	3,137	14,425	101,266	115,691	(13,868)	2019-2021
	San Diego, CA	6	73,188	62,814	91,305	—	1,848	62,814	93,153	155,967	(8,183)	2018-2021
	San Francisco, CA	2	44,890	29,316	59,530	—	596	29,316	60,126	89,442	(5,449)	2020-2021
	Savannah, GA	2	36,734	7,119	40,344	—	9,817	7,119	50,161	57,280	(10,553)	2018
	Scranton, PA	2	62,755	11,403	74,918	—	729	11,403	75,647	87,050	(10,405)	2019-2021
	Seattle, WA	6	49,498	16,739	59,426	—	982	16,739	60,408	77,147	(9,701)	2018-2021
	Stockton, CA	3	49,920	11,131	70,902	—	104	11,131	71,006	82,137	(8,659)	2020
	Tampa, FL	36	262,966	55,513	291,359	—	11,301	55,513	302,660	358,173	(41,193)	2018-2021
	Vallejo, CA	2	27,268	14,444	35,048	—	218	14,444	35,266	49,710	(4,604)	2019-2020
	Virginia Beach, VA	10	96,000	19,180	107,137	—	5,562	19,180	112,699	131,879	(21,500)	2018-2019
	Washington, DC	17	166,564	61,777	155,509	—	15,542	61,777	171,051	232,828	(34,717)	2018-2021
	Wausau, WI	1	5,540	2,375	4,655	—	—	2,375	4,655	7,030	(413)	2021
	Winchester, VA	2	23,655	5,176	32,748	—	1,462	5,176	34,210	39,386	(6,118)	2018

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Winston-Salem, NC	9	$49,758	$10,530	$59,597	$—	$4,593	$10,530	$64,190	$74,720	$(11,179)	2018-2021
	Worcester, MA	2	56,989	26,894	125,022	—	6,679	26,894	131,701	158,595	(10,744)	2018-2021
	York, PA	1	24,352	6,792	26,969	—	471	6,792	27,440	34,232	(4,856)	2018
Total Industrial Properties:		1,047	12,221,227	3,175,382	13,552,876	67,721	700,447	3,243,103	14,253,323	17,496,426	(2,018,438)

Net Lease Properties:
	Las Vegas, NV	2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(623,956)	2019-2022
Total Net Lease Properties:		2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(623,956)

Data Center Properties:
	Washington, DC	14	319,900	165,362	679,616	—	59	165,362	679,675	845,037	(49,751)	2019-2022
Total Data Center Properties:		14	319,900	165,362	679,616	—	59	165,362	679,675	845,037	(49,751)

Hospitality Properties:
Full Service Hotels
	Atlanta, GA	1	243,700	30,482	289,353	—	18,895	30,482	308,248	338,730	(53,257)	2019
Select Service Hotels
	Atlanta, GA	2	15,973	19,825	68,875	34	6,063	19,859	74,938	94,797	(12,811)	2017-2021
	Austin, TX	3	9,689	59,950	156,215	102	1,852	60,052	158,067	218,119	(13,205)	2019-2021
	Bloomington, IN	1	10,601	—	24,783	7	2,761	7	27,544	27,551	(4,456)	2019
	Boston, MA	2	18,610	1,945	87,882	9	1,730	1,954	89,612	91,566	(13,245)	2017-2022
	Boulder, CO	3	11,643	5,178	23,535	59	1,680	5,237	25,215	30,452	(4,619)	2019
	Chicago, IL	2	34,089	14,792	48,244	74	13,875	14,866	62,119	76,985	(10,368)	2019
	Colorado Springs, CO	6	15,000	26,247	58,645	220	10,135	26,467	68,780	95,247	(11,848)	2019
	Crestview, FL	1	8,682	1,966	8,214	14	2,437	1,980	10,651	12,631	(1,773)	2019
	Denver, CO	1	8,298	3,950	10,475	91	2,372	4,041	12,847	16,888	(2,335)	2019
	Detroit, MI	1	7,723	3,014	14,185	45	2,638	3,059	16,823	19,882	(3,010)	2019
	Hilo, HI	1	49,450	4,715	94,476	1,111	13,274	5,826	107,750	113,576	(31,502)	2019
	Key West, FL	6	—	67,428	199,025	42	4,699	67,470	203,724	271,194	(15,167)	2021
	Las Vegas, NV	2	16,124	3,341	29,972	38	406	3,379	30,378	33,757	(10,238)	2018
	Los Angeles, CA	1	—	26,240	53,682	25	6,804	26,265	60,486	86,751	(3,767)	2022
	Miami, FL	2	18,227	2,655	17,711	9	3,707	2,664	21,418	24,082	(3,475)	2019
	Nashville, TN	1	—	25,144	77,202	—	2,514	25,144	79,716	104,860	(4,867)	2021
	Orlando, FL	2	28,376	5,623	37,803	63	1,680	5,686	39,483	45,169	(13,852)	2018
	Philadelphia, PA	1	—	6,007	43,219	—	375	6,007	43,594	49,601	(3,153)	2022
	Sacramento, CA	1	15,446	—	24,778	552	813	552	25,591	26,143	(10,669)	2017
	Salt Lake City, UT	3	22,201	3,137	46,893	100	8,489	3,237	55,382	58,619	(11,664)	2018-2019
	San Jose, CA	3	58,613	33,812	93,092	170	6,384	33,982	99,476	133,458	(17,516)	2017-2022
	Santa Rosa, CA	1	12,281	2,538	26,306	—	2,119	2,538	28,425	30,963	(8,002)	2018
	Seattle, WA	1	15,291	2,894	30,395	—	1,345	2,894	31,740	34,634	(6,569)	2018
	Tampa, FL	1	7,761	2,088	13,234	17	965	2,105	14,199	16,304	(4,606)	2017
	Washington, DC	3	10,793	58,282	116,383	11	5,555	58,293	121,938	180,231	(9,093)	2019-2022
	Worcester, MA	2	18,912	2,384	34,811	53	5,410	2,437	40,221	42,658	(11,450)	2017
Total Hospitality:		54	657,483	413,637	1,729,388	2,846	128,977	416,483	1,858,365	2,274,848	(296,517)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Self Storage Properties:
	Akron, OH	2	$15,000	$2,929	$19,068	$—	$111	$2,929	$19,179	$22,108	$(1,930)	2020-2022
	Austin, TX	2	20,000	3,678	27,393	—	98	3,678	27,491	31,169	(1,751)	2022
	Baltimore, MD	1	5,001	791	6,503	—	38	791	6,541	7,332	(1,012)	2019
	Cape Coral, FL	1	3,914	1,456	4,214	13	108	1,469	4,322	5,791	(749)	2019
	Charleston, SC	2	6,235	4,160	3,724	—	104	4,160	3,828	7,988	(640)	2019
	Chattanooga, TN	1	5,225	1,377	6,244	—	268	1,377	6,512	7,889	(1,086)	2019
	Cleveland, OH	4	16,100	4,209	23,492	—	2,228	4,209	25,720	29,929	(2,689)	2020-2022
	College Station, TX	1	8,140	2,738	8,790	—	—	2,738	8,790	11,528	(791)	2021
	Colorado Springs, CO	1	7,500	1,675	10,451	—	80	1,675	10,531	12,206	(641)	2022
	Corpus Christi, TX	2	14,070	4,044	16,128	—	66	4,044	16,194	20,238	(1,763)	2020-2021
	Dallas, TX	2	13,400	5,082	14,381	—	41	5,082	14,422	19,504	(1,680)	2020-2022
	Denver, CO	1	12,500	2,338	17,349	—	16	2,338	17,365	19,703	(1,035)	2022
	Detroit, MI	3	12,990	4,248	15,575	55	556	4,303	16,131	20,434	(1,645)	2020-2021
	Fayetteville, NC	4	25,476	5,891	35,439	—	15	5,891	35,454	41,345	(3,959)	2019-2022
	Fresno, CA	1	4,750	1,083	5,270	—	58	1,083	5,328	6,411	(636)	2020
	Gulfport, MS	2	17,500	3,097	23,810	8	4	3,105	23,814	26,919	(1,484)	2022
	Houston, TX	7	33,467	10,572	36,574	8	1,412	10,580	37,986	48,566	(3,595)	2020-2022
	Kingsville, TX	1	5,000	1,010	8,479	—	—	1,010	8,479	9,489	(559)	2022
	Knoxville, TN	1	3,350	1,750	3,704	11	44	1,761	3,748	5,509	(463)	2020
	Lakeland, FL	5	39,803	9,666	52,771	—	4,038	9,666	56,809	66,475	(5,589)	2019-2022
	Los Angeles, CA	1	25,000	5,157	33,118	—	33	5,157	33,151	38,308	(1,931)	2022
	Miami, FL	2	32,643	7,380	42,026	—	1,447	7,380	43,473	50,853	(3,456)	2019-2022
	Nashville, TN	1	12,500	1,701	16,602	—	64	1,701	16,666	18,367	(990)	2022
	New York, NY	2	11,843	6,228	11,287	—	538	6,228	11,825	18,053	(1,884)	2019
	North Port, FL	1	3,100	691	3,101	—	86	691	3,187	3,878	(380)	2020
	Orlando, FL	2	12,171	2,357	13,900	—	26	2,357	13,926	16,283	(1,263)	2020-2021
	Palm Bay, FL	3	18,160	4,163	26,170	—	103	4,163	26,273	30,436	(2,570)	2020-2022
	Pensacola, FL	6	31,259	7,354	37,670	—	1,284	7,354	38,954	46,308	(3,585)	2019-2022
	Phoenix, AZ	2	8,797	2,600	10,084	—	51	2,600	10,135	12,735	(1,439)	2020
	Port St. Lucie, FL	1	5,903	1,619	7,108	—	405	1,619	7,513	9,132	(1,209)	2019
	Raleigh, NC	3	9,945	3,172	9,503	—	151	3,172	9,654	12,826	(1,597)	2019
	Roanoke, VA	2	9,291	2,541	11,463	—	187	2,541	11,650	14,191	(1,303)	2019-2022
	San Antonio, TX	1	4,600	956	5,609	—	—	956	5,609	6,565	(644)	2020
	San Diego, CA	1	7,400	3,503	5,915	—	90	3,503	6,005	9,508	(719)	2020
	Savannah, GA	1	7,500	1,190	9,929	—	8	1,190	9,937	11,127	(616)	2022
	Stockton, CA	1	8,800	1,783	9,413	—	328	1,783	9,741	11,524	(1,181)	2020
	Tallahassee, FL	2	9,657	3,797	10,909	—	152	3,797	11,061	14,858	(1,941)	2019
	Tampa, FL	1	15,000	3,724	20,138	—	88	3,724	20,226	23,950	(1,342)	2022
	Tucson, AZ	3	12,800	2,041	15,340	—	628	2,041	15,968	18,009	(1,862)	2020
Total Self Storage Properties:		80	515,790	133,751	638,644	95	14,954	133,846	653,598	787,444	(63,609)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Retail Properties:
	Atlanta, GA	12	$149,006	$81,469	$191,743	$1,945	$1,838	$83,414	$193,581	$276,995	$(28,386)	2021-2022
	Augusta, GA	2	9,912	4,601	19,432	154	109	4,755	19,541	24,296	(1,879)	2022
	Austin, TX	1	20,600	13,844	23,189	1,103	288	14,947	23,477	38,424	(3,358)	2021
	Birmingham, AL	1	6,344	2,348	9,474	358	3	2,706	9,477	12,183	(886)	2022
	Charlotte, NC	3	45,641	24,094	57,772	1,228	615	25,322	58,387	83,709	(6,281)	2021-2022
	Charlottesville, VA	1	24,102	7,898	29,957	143	1,081	8,041	31,038	39,079	(2,441)	2022
	Chattanooga, TN	1	17,712	4,757	15,438	333	117	5,090	15,555	20,645	(2,051)	2022
	Chicago, IL	2	103,300	36,648	101,293	19	107	36,667	101,400	138,067	(17,707)	2021
	Columbia, SC	2	12,418	5,957	18,902	86	26	6,043	18,928	24,971	(1,747)	2022
	Columbus, GA	1	4,075	1,831	8,145	171	—	2,002	8,145	10,147	(790)	2022
	Dallas, TX	1	9,423	4,278	17,114	—	11	4,278	17,125	21,403	(1,130)	2022
	Deltona, FL	1	5,657	2,208	8,197	40	12	2,248	8,209	10,457	(784)	2022
	Gainesville, GA	2	18,665	7,247	29,639	612	55	7,859	29,694	37,553	(2,872)	2022
	Greenville, SC	2	17,191	7,987	24,509	265	338	8,252	24,847	33,099	(3,057)	2022
	Houston, TX	2	22,950	17,587	45,062	1,968	317	19,555	45,379	64,934	(5,232)	2021-2022
	Lakeland, FL	1	11,050	4,051	16,379	472	168	4,523	16,547	21,070	(1,375)	2022
	Los Angeles, CA	9	343,550	293,327	222,130	7,534	16,083	300,861	238,213	539,074	(36,049)	2019-2021
	Miami, FL	4	51,252	47,797	72,147	735	1,501	48,532	73,648	122,180	(9,625)	2018-2022
	Naples, FL	1	16,028	10,369	15,610	—	7	10,369	15,617	25,986	(1,508)	2022
	Nashville, TN	5	38,375	15,591	45,962	575	250	16,166	46,212	62,378	(4,604)	2022
	New York, NY	2	114,650	92,478	67,768	1,387	679	93,865	68,447	162,312	(13,491)	2019-2021
	Orlando, FL	2	19,581	9,104	37,090	210	811	9,314	37,901	47,215	(3,343)	2022
	Oxnard, CA	1	23,600	22,282	13,246	596	1,052	22,878	14,298	37,176	(3,037)	2019
	Philadelphia, PA	2	83,000	56,152	72,218	3,176	4,452	59,328	76,670	135,998	(15,885)	2017-2021
	Raleigh, NC	1	7,448	2,469	13,187	180	7	2,649	13,194	15,843	(1,119)	2022
	Richmond, VA	1	9,704	5,907	19,881	781	391	6,688	20,272	26,960	(1,884)	2022
	Riverside, CA	1	27,390	23,541	17,953	2,362	2,544	25,903	20,497	46,400	(5,917)	2017
	San Antonio, TX	1	7,685	3,138	14,496	379	9	3,517	14,505	18,022	(1,136)	2022
	Seattle, WA	1	67,900	37,563	49,135	40	3,297	37,603	52,432	90,035	(6,220)	2021
	Tampa, FL	2	22,124	9,682	29,555	137	101	9,819	29,656	39,475	(2,482)	2022
	Virginia Beach, VA	1	21,435	6,592	21,168	463	2,755	7,055	23,923	30,978	(2,310)	2022
	Washington, DC	1	42,812	17,960	33,644	251	1,091	18,211	34,735	52,946	(3,006)	2022
	Wilmington, NC	1	28,680	14,686	25,701	1,457	5,814	16,143	31,515	47,658	(2,999)	2022
Total Retail Properties:		71	1,403,260	895,443	1,387,136	29,160	45,929	924,603	1,433,065	2,357,668	(194,591)

Office Properties:
	Atlanta, GA	2	—	26,746	417,322	—	15,448	26,746	432,770	459,516	(28,444)	2021-2022
	Charlotte, NC	1	—	16,347	—	—	—	16,347	—	16,347	—	2022
	Los Angeles, CA	1	310,000	123,253	351,121	—	9,095	123,253	360,216	483,469	(19,114)	2022
	Ontario, Canada	3	105,716	44,002	138,655	—	224	44,002	138,879	182,881	(8,453)	2021
	San Antonio, TX	1	40,328	15,120	46,901	—	—	15,120	46,901	62,021	(3,695)	2022
	San Francisco, CA	1	75,900	29,719	86,396	—	3,369	29,719	89,765	119,484	(13,326)	2019
	San Jose, CA	1	167,700	50,457	184,849	—	15,407	50,457	200,256	250,713	(23,029)	2020

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Westmont, Canada	1	$30,182	$13,618	$47,709	$—	$46	$13,618	$47,755	$61,373	$(2,701)	2022
	Montreal, Canada	1	67,319	18,529	85,398	—	91	18,529	85,489	104,018	(4,837)	2022
	Dublin, Ireland	1	362,786	168	526,264	—	—	168	526,264	526,432	(21,070)	2022
Total Office Properties:		13	1,159,931	337,959	1,884,615	—	43,680	337,959	1,928,295	2,266,254	(124,669)

Portfolio Total		19,563	$58,561,246	$17,604,370	$76,186,113	$231,318	$2,028,002	$17,835,688	$78,214,115	$96,049,803	$(7,721,349)

(1)As of December 31, 2023, the aggregate tax basis of the portfolio was $85.1 billion.
(2)Encumbrances excludes $3.5 billion outstanding on variable rate warehouse facilities as of December 31, 2023, which are not allocable to specific properties.
(3)Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(4)Certain of the Company’s investment in joint ventures with ownership interests in affordable housing properties collateralize a term loan and secured notes totaling $1.3 billion. As of December 31, 2023, such term loan and secured notes had a total outstanding balance of $1.3 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $2.4 billion. Accumulated Depreciation does not include $757.5 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Real Estate:
Balance at the beginning of year	$100,550,461	$68,607,833
Additions during the year:
Land and land improvements	338,340	4,472,952
Building and building improvements	1,735,933	30,086,281
Dispositions during the year:
Land and land improvements	(1,013,600)	(411,404)
Building and building improvements	(4,837,297)	(1,814,819)
Impairment of investments in real estate	(236,071)	33,554
Assets held-for-sale	(487,963)	(423,936)
Balance at the end of the year	$96,049,803	$100,550,461

Accumulated Depreciation:
Balance at the beginning of year	$(5,365,285)	$(2,916,615)
Accumulated depreciation	(2,987,473)	(2,733,499)
Dispositions	597,676	254,703
Assets held-for-sale	33,733	30,126
Balance at the end of the year	$(7,721,349)	$(5,365,285)