Form 10-Q
period 2024-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2024-05-10
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2024, the registrant had the following shares outstanding (in thousands): 1,428,469 shares of Class S common stock, 2,301,874 shares of Class I common stock, 53,948 shares of Class T common stock, 150,161 shares of Class D common stock, 2,616 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$89,801,609	$91,079,010
Investments in unconsolidated entities (includes $3,725,691 and $4,221,593 at fair value as of March 31, 2024 and December 31, 2023, respectively)	6,782,496	7,338,329
Investments in real estate debt	6,348,337	6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	16,234,541	16,331,578
Cash and cash equivalents	2,668,894	1,945,260
Restricted cash	808,653	749,760
Other assets	7,101,713	6,563,226
Total assets	$129,746,243	$130,797,795

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$63,504,333	$61,693,678
Secured financings of investments in real estate debt	4,207,994	4,368,269
Senior obligations of consolidated securitization vehicles, at fair value	14,665,374	14,777,146
Unsecured revolving credit facilities and term loans	1,126,923	1,126,923
Due to affiliates	993,014	1,033,083
Other liabilities	4,055,585	3,978,665
Total liabilities	88,553,223	86,977,764

Commitments and contingencies	—	—
Redeemable non-controlling interests	194,360	197,537

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,437,425 and 1,488,197 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14,374	14,882
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,312,708 and 2,402,959 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	23,127	24,030
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 55,050 and 59,246 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	551	592
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 151,324 and 154,794 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,513	1,548
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,246 and 2,136 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	22	21
Additional paid-in capital	46,358,005	48,576,100
Accumulated other comprehensive income	448,208	345,975
Accumulated deficit and cumulative distributions	(13,359,204)	(12,612,581)
Total stockholders’ equity	33,486,596	36,350,567
Non-controlling interests attributable to third party joint ventures	4,742,049	4,709,621
Non-controlling interests attributable to BREIT OP unitholders	2,770,015	2,562,306
Total equity	40,998,660	43,622,494
Total liabilities and equity	$129,746,243	$130,797,795
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$1,963,065	$1,988,065
Hospitality revenue	133,177	201,221
Other revenue	92,672	98,654
Total revenues	2,188,914	2,287,940

Expenses
Rental property operating	913,456	892,189
Hospitality operating	91,915	133,823
General and administrative	16,350	17,176
Management fee	187,121	221,138
Performance participation allocation	104,966	—
Impairment of investments in real estate	65,714	12,499
Depreciation and amortization	913,208	999,385
Total expenses	2,292,730	2,276,210

Other income (expense)
(Loss) income from unconsolidated entities	(24,358)	444,658
Income from investments in real estate debt	268,193	163,965
Change in net assets of consolidated securitization vehicles	75,413	29,254
Income (loss) from interest rate derivatives	315,199	(642,160)
Net gain on dispositions of real estate	106,554	121,003
Interest expense, net	(831,715)	(788,593)
Loss on extinguishment of debt	(30,648)	(5,258)
Other income (expense)	55,108	(27,060)
Total other income (expense)	(66,254)	(704,191)
Net loss	$(170,070)	$(692,461)
Net loss attributable to non-controlling interests in third party joint ventures	$31,673	$74,358
Net loss attributable to non-controlling interests in BREIT OP unit holders	5,384	17,048
Net loss attributable to BREIT stockholders	$(133,013)	$(601,055)
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.13)
Weighted-average shares of common stock outstanding, basic and diluted	4,000,833	4,662,301

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(170,070)	$(692,461)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(16,405)	10,465
Unrealized gain (loss) on derivatives	101,353	(151,255)
Unrealized gain (loss) on derivatives from unconsolidated entities	49,385	(57,231)
Other comprehensive income (loss)	134,333	(198,021)
Comprehensive loss	(35,737)	(890,482)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	5,072	106,221
Comprehensive (income) loss attributable to non-controlling interests in BREIT OP unit holders	(115)	20,929
Comprehensive loss attributable to BREIT stockholders	$(30,780)	$(763,332)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued (transferred)	27	172	(22)	2	1	448,167	—	—	448,347	—	—	448,347
Reduction in accrual for offering costs, net	—	—	—	—	—	30,523	—	—	30,523	—	—	30,523
Distribution reinvestment	75	118	4	9	—	289,824	—	—	290,030	—	24,699	314,729
Common stock/units repurchased	(610)	(1,382)	(23)	(46)	—	(2,905,070)	—	—	(2,907,131)	—	(9,747)	(2,916,878)
Amortization of compensation awards	—	189	—	—	—	18,694	—	—	18,883	—	2,704	21,587
Net loss ($887 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(133,013)	(133,013)	(30,786)	(5,384)	(169,183)
Other comprehensive income ($82 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	102,233	—	102,233	26,683	5,499	134,415
Distributions declared on common stock and OP Units ($0.1654 gross per share/unit)	—	—	—	—	—	—	—	(613,610)	(613,610)	—	(35,872)	(649,482)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	129,087	225,810	354,897
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(35,147)	—	(35,147)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(101,109)	—	—	(101,109)	(57,409)	—	(158,518)
Allocation to redeemable non-controlling interests	—	—	—	—	—	876	—	—	876	—	—	876
Balance at March 31, 2024	$14,374	$23,127	$551	$1,513	$22	$46,358,005	$448,208	$(13,359,204)	$33,486,596	$4,742,049	$2,770,015	$40,998,660

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	113	5,913	(7)	(2,450)	11	5,434,632	—	—	5,438,212	—	—	5,438,212
Reduction in accrual for offering costs, net	—	—	—	—	—	336,413	—	—	336,413	—	—	336,413
Distribution reinvestment	79	128	4	22	—	344,417	—	—	344,650	—	—	344,650
Common stock/units repurchased	(342)	(1,787)	(18)	(118)	—	(3,340,654)	—	—	(3,342,919)	—	(45,984)	(3,388,903)
Amortization of compensation awards	—	73	—	—	—	7,225	—	—	7,298	—	2,114	9,412
Net loss ($436 of net income allocated to redeemable non-controlling interests)	—	—	—	—	—	—	—	(601,055)	(601,055)	(73,096)	(18,746)	(692,897)
Other comprehensive loss ($235 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(162,277)	—	(162,277)	(31,873)	(4,106)	(198,256)
Distributions declared on common stock ($0.1663 gross per share)	—	—	—	—	—	—	—	(719,445)	(719,445)	—	—	(719,445)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	89,932	287,349	377,281
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	5,534	—	—	5,534	(54,048)	(22,343)	(70,857)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(28,971)	—	—	(28,971)	—	—	(28,971)
Balance at March 31, 2023	$15,824	$28,274	$705	$1,668	$11	$55,971,090	$231,651	$(10,516,519)	$45,732,704	$4,209,810	$1,664,876	$51,607,390
 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(170,070)	$(692,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	187,121	221,138
Performance participation allocation	104,966	—
Impairment of investments in real estate	65,714	12,499
Depreciation and amortization	913,208	999,385
Net gain on dispositions of real estate	(106,554)	(121,003)
Loss on extinguishment of debt	30,648	5,258
Unrealized (gain) loss on fair value of financial instruments	(453,383)	635,715
Loss (income) from unconsolidated entities	24,358	(444,658)
Distributions of earnings from unconsolidated entities	51,317	28,385
Other items	(29,425)	85,909
Change in assets and liabilities:
Increase in other assets	(32,542)	(89,240)
Increase in due to affiliates	17,553	1,943
Decrease in other liabilities	(104,423)	(77,023)
Net cash provided by operating activities	498,488	565,847
Cash flows from investing activities:
Acquisitions of real estate	—	(34,795)
Capital improvements to real estate	(246,193)	(350,472)
Proceeds from disposition of real estate	858,612	773,552
(Payments) refunds of pre-acquisition costs/deposits	(2,107)	12,959
Investment in unconsolidated entities	(141,958)	(161,132)
Dispositions of and return of capital from unconsolidated entities	548,690	1,261,299
Proceeds from consolidation of previously unconsolidated entities	16,234	16,550
Purchase of investments in real estate debt	(38,511)	(81,141)
Proceeds from sale/repayment of investments in real estate debt	606,609	295,944
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	300,428	53,233
Collateral posted under derivative contracts	(2,509)	(3,848)
Other investing activities	13,729	(3,179)
Net cash provided by investing activities	1,913,024	1,778,970
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	6,575,662	822,020
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(4,922,968)	(3,792,768)
Borrowings under secured financings of investments in real estate debt	54,982	58,801
Repayments of secured financings of investments in real estate debt	(209,815)	(154,623)
Borrowings under unsecured revolving credit facilities and term loans	650,000	—
Repayments of unsecured revolving credit facilities and term loans	(650,000)	—
Payment of deferred financing costs	(92,024)	(42,457)
Repayments of senior obligations of consolidated securitization vehicles	(273,283)	(50,858)
Proceeds from issuance of common stock	292,152	4,941,929
Subscriptions received in advance	144,814	137,687
Offering costs paid	(52,926)	(61,255)
Distributions	(330,172)	(365,054)
Repurchase of common stock	(2,684,064)	(2,827,722)
Contributions from redeemable non-controlling interest	66	50
Distributions to and redemption of redeemable non-controlling interest	(1,045)	(1,877)
Redemption of affiliate service provider incentive compensation awards	(756)	(38)
Contributions from non-controlling interests	2,658	7,564
Distributions to and redemptions of non-controlling interests	(131,374)	(82,141)
Net cash used in financing activities	(1,628,093)	(1,410,742)
Net change in cash and cash equivalents and restricted cash	783,419	934,075
Cash, cash equivalents and restricted cash, beginning of period	2,695,020	2,254,492
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(892)	(53)
Cash, cash equivalents and restricted cash, end of period	$3,477,547	$3,188,514
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,668,894	$2,368,212
Restricted cash	808,653	820,302
Total cash, cash equivalents and restricted cash	$3,477,547	$3,188,514

Non-cash investing and financing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$—	$6,757
Issuance of Class I shares for settlement of joint venture promote liability	$43,219	$—
Issuance of BREIT OP units for settlement of joint venture promote liability	$36,499	$—
Accrued capital expenditures and acquisition related costs	$16,136	$—
Accrued distributions	$—	$10,529
Change in accrued stockholder servicing fee due to affiliate	$(86,447)	$(398,094)
Issuance of Class B units and Class I shares for payment of management fees	$188,560	$219,860
Exchange of redeemable non-controlling interest for Class I or Class C shares	$—	$65,313
Exchange of redeemable non-controlling interest for Class I or Class B units	$—	$278,990
Allocation to redeemable non-controlling interest	$876	$28,971
Distribution reinvestment	$314,729	$344,650
Accrued repurchases	$799,981	$694,720
Receivable for proceeds from disposition of real estate	$10,026	$1,373
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$—	$6,709
Increases (Decreases) in assets and liabilities resulting from consolidation of previously unconsolidated entities:
Investments in real estate, net	$416,705	$252,808
Other assets	$5,947	$(9,132)
Mortgage loans, net	$(174,070)	$101,494
Other liabilities	$(18,965)	$21,190
Non-controlling interests attributable to third party joint ventures	$(122,236)	$84,387

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, including non-U.S. persons, and to other persons, as described in the Company’s prospectus. In addition, the Company may conduct one or more private offerings of Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, and to other persons, as described in the Company’s prospectus. Any such private offering will be exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares on a monthly basis. As of March 31, 2024, the Company had received aggregate net proceeds of $75.0 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings.
As of March 31, 2024, the Company owned 4,777 properties and 27,874 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in income (loss) from investments in real estate debt of $10.5 million for the three months ended March 31, 2023 have been reclassified to income (loss) from interest rate derivatives and interest expense, net in the amounts of ($21.9) million and $11.4 million, respectively, to conform to the current period presentation.

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
As of March 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $49.9 billion and $36.2 billion, respectively, compared to $50.3 billion and $37.4 billion, respectively, as of December 31, 2023. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2024 and December 31, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
For CMBS securitizations, the Company consolidates, it has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the securitizations using the fair value of such financial liabilities, which it considers more observable than the fair value of such financial assets.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). As of both March 31, 2024 and December 31, 2023, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$5,136,403	$1,002,763	$6,139,166	$—	$5,548,920	$1,241,712	$6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,234,541	—	16,234,541	—	16,331,578	—	16,331,578
Equity securities(2)	312,981	79,090	—	392,071	62,333	273,600	—	335,933
Investments in unconsolidated entities	—	—	3,725,691	3,725,691	—	549,138	3,672,455	4,221,593
Interest rate and foreign currency hedging derivatives(2)	—	2,574,489	—	2,574,489	—	2,160,266	—	2,160,266
Total	$312,981	$24,024,523	$4,728,454	$29,065,958	$62,333	$24,863,502	$4,914,167	$29,840,002

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$14,665,374	$—	$14,665,374	$—	$14,777,146	$—	$14,777,146
Interest rate and foreign currency hedging derivatives(3)	—	21,677	—	21,677	—	34,236	—	34,236
Total	$—	$14,687,051	$—	$14,687,051	$—	$14,811,382	$—	$14,811,382
(1)Excludes $209.2 million of investments measured at fair value using NAV as a practical expedient that are not classified in the fair value hierarchy.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2023	$1,241,712	$3,672,455	$4,914,167
Purchases and contributions	14,666	87,195	101,861
Sales and repayments	(250,686)	—	(250,686)
Distributions received	—	(15,471)	(15,471)
Included in net income (loss)
Loss from unconsolidated entities measured at fair value	—	(18,488)	(18,488)
Realized loss	(1,595)	—	(1,595)
Unrealized loss	(1,334)	—	(1,334)
Balance as of March 31, 2024	$1,002,763	$3,725,691	$4,728,454

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,002,763	Yield method	Market yield	10.3%	Decrease
Investments in unconsolidated entities	$3,725,691	Discounted cash flow	Weighted average cost of capital	7.8%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,241,712	Yield method	Market yield	10.1%	Decrease
Investments in unconsolidated entities	$3,672,455	Discounted cash flow	Weighted average cost of capital	7.7%	Decrease
			Exit capitalization rate	5.2%	Decrease

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

During the three months ended March 31, 2024, the Company recognized an aggregate $36.5 million of impairment charges related to one student housing property, two affordable housing properties, and various single family rental homes. The impairments reduced the GAAP carrying amount of such investments to their fair value, and were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $132.8 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.6% to 8.5%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 7.7%. During the three months ended March 31, 2023, there was no such impairment charge.

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized an aggregate of $29.2 million and $12.5 million, respectively, of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.

Valuation of liabilities not measured at fair value
As of March 31, 2024 and December 31, 2023, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.2 billion and $1.3 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of Home Partners of America (“HPA”), April Housing, and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT, and certain employees of affiliate portfolio company service providers. Such awards vest over time and stock-based compensation expense is recognized for these awards using a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns, or other key performance metrics, over a stated hurdle amount are considered market conditions. The achievement of returns, or other key performance metrics, over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. If the Company determines it is not probable that the performance conditions will be met, the value of the award is considered zero and any previous amortization will be reversed. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable.
Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2023	For the Three Months Ended March 31, 2024			March 31, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$8,284	$—	$—	$(1,082)	$7,202	1.9 years
2023	15,413	—	—	(2,802)	12,611	2.2 years
2024	—	—	26,997	(2,250)	24,747	3.0 years
Total	$23,697	$—	$26,997	$(6,134)	$44,560

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

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$77,843,335	$78,214,115
Land and land improvements	17,632,425	17,835,688
Furniture, fixtures and equipment	2,418,605	2,389,383
Right of use asset - operating leases(1)	1,086,230	1,093,479
Right of use asset - financing leases(1)	72,862	72,862
Total	99,053,457	99,605,527
Accumulated depreciation and amortization	(9,251,848)	(8,526,517)
Investments in real estate, net	$89,801,609	$91,079,010
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the three months ended March 31, 2024.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Segments	Number of Properties	Net Proceeds	Net Gain (Loss)(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	33	$519,974	$44,421	42	$653,770	$105,788
Industrial properties	14	325,881	63,541	4	9,217	1,605
Retail properties	1	26,539	(1,408)	1	14,384	2,650
Hospitality properties	—	—	—	5	97,554	10,960
Total	48	$872,394	$106,554	52	$774,925	$121,003
(1)For the three months ended March 31, 2024, net gain (loss) includes gains of $112.7 million and losses of $6.1 million. For the three months ended March 31, 2023, net gain includes gains of $155.6 million and losses of $34.6 million.
(2)The number of properties excludes single family rental homes sold.

Properties Held-for-Sale
As of March 31, 2024, 17 properties in the Rental Housing segment, two properties in the Retail segment, one property in the Industrial segment, and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	March 31, 2024
Investments in real estate, net	$656,253
Other assets	4,685
Total assets	$660,938

Liabilities:
Mortgage loans, net	$231,386
Other liabilities	6,687
Total liabilities	$238,073
Impairment
During the three months ended March 31, 2024, the Company recognized an aggregate $65.7 million of impairment charges including (i) $36.5 million related to one student housing property, two affordable housing properties, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $29.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended March 31, 2023, the Company recognized an aggregate of $12.5 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2024
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	91	35.7%	$1,603,826
Rental Housing investments(2)	Rental Housing	14	10	12.2% - 57.1%	819,584
Hospitality investment	Hospitality	1	196	30.0%	293,685
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	247,208
Retail investments	Retail	2	7	50.0%	92,502
Total unconsolidated entities carried at historical cost		21	360		3,056,805
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,075	12.4% - 85.0%	3,246,761
Office investments	Office	1	1	49.0%	478,930
Total unconsolidated entities carried at fair value		12	2,076		3,725,691
Total		33	2,436		$6,782,496
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,619 single family rental homes, that are not included in the number of properties.
(3)Includes $247.2 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.

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
Unconsolidated entities at carried at fair value:
Industrial investments(4)	Industrial	11	2,086	12.4% - 85.0%	3,184,829
Data Center investments(5)	Data Centers	1	N/A	8.8%	549,138
Office investments	Office	1	1	49.0%	487,626
Total unconsolidated entities carried at fair value		13	2,087		4,221,593
Total		57	2,466		$7,338,329
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,658 wholly-owned single family rental homes, that are not included in the number of properties.
(3)Includes $244.2 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes $2.3 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(5)Includes $549.1 million from investments in a digital towers joint venture formed by the Company and certain Blackstone-advised investment vehicles.

The following table details the Company’s income from unconsolidated entities ($ in thousands):

		For the Three Months Ended March 31,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$24,382	$(43,570)
Rental Housing investments	Rental Housing	(8,610)	(12,500)
Hospitality investment	Hospitality	(4,305)	(2,388)
Industrial investments	Industrial	(321)	(4,298)
Retail investments	Retail	(1,149)	(1,230)
MGM Grand & Mandalay Bay(1)	Net Lease	—	432,528
Total unconsolidated entities carried at historical cost		9,997	368,542
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	(22,502)	92,593
Data Center investments(2)	Data Centers	(17,698)	3,453
Office investments	Office	5,845	(19,930)
Total unconsolidated entities carried at fair value		(34,355)	76,116
Total		$(24,358)	$444,658
(1)On January 9, 2023, the Company sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of $1.3 billion, resulting in a gain on sale of $430.4 million.
(2)On March 27, 2024, the Company sold its remaining 8.8% interest in a digital towers joint venture for cash consideration of $531.4 million, resulting in a realized loss on sale of $17.4 million, which was primarily driven by transaction costs.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/31/2032	$5,070,750	$5,045,282	$4,757,562
RMBS	4.1%	1/29/2060	280,011	271,003	209,751
Corporate bonds	4.7%	8/27/2031	88,651	90,822	82,703
Total real estate securities	8.9%	9/16/2033	5,439,412	5,407,107	5,050,016
Commercial real estate loans	+6.3%	5/4/2027	938,391	936,533	928,498
Other investments(5)(6)	5.7%	9/21/2029	390,082	365,860	369,823
Total investments in real estate debt	8.8%	7/17/2032	$6,767,885	$6,709,500	$6,348,337

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/16/2032	$5,342,253	$5,316,300	$4,933,372
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.8%	8/28/2033	5,729,058	5,695,427	5,232,240
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,752
Total investments in real estate debt	8.8%	3/26/2032	$7,329,314	$7,263,705	$6,790,632

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
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
(4)Face amount excludes interest-only securities with a notional amount of $0.6 billion as of both March 31, 2024 and December 31, 2023.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2024			December 31, 2023
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,358,822	$2,280,820	36%	$2,556,000	$2,429,510	36%
Rental Housing(2)	2,009,045	1,921,632	30%	2,081,681	1,954,601	29%
Net Lease	950,333	951,037	15%	950,174	941,125	14%
Hospitality	624,051	603,115	10%	899,669	869,858	13%
Other	300,332	295,222	5%	297,394	288,748	4%
Office	427,308	263,207	4%	417,846	252,754	4%
Diversified	39,609	33,304	—%	60,941	54,036	—%
Total	$6,709,500	$6,348,337	100%	$7,263,705	$6,790,632	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2024			December 31, 2023
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$77,200	$76,712	1%	$77,200	$76,019	1%
A	66,352	65,776	1%	84,021	81,783	1%
BBB	815,956	808,839	13%	868,440	850,277	13%
BB	1,259,164	1,162,764	18%	1,356,535	1,229,290	18%
B	954,017	858,328	14%	1,045,548	931,583	14%
CCC	84,568	39,431	1%	84,561	41,555	1%
D	5,210	346	—%	5,210	477	—%
Private commercial real estate loans	936,533	928,498	15%	1,200,548	1,196,640	18%
Not rated(2)	2,510,500	2,407,643	37%	2,541,642	2,383,008	34%
Total	$6,709,500	$6,348,337	100%	$7,263,705	$6,790,632	100%
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
(2)As of March 31, 2024, not rated positions have a weighted-average LTV at origination of 64%, are primarily composed of 56% industrial and 39% rental housing assets, and include interest-only securities with a fair value of $8.4 million.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$178,838	$173,746
Unrealized gain	94,392	3,040
Realized loss	(10,936)	(1,023)
Total	262,294	175,763
Net realized and unrealized gain (loss) on derivatives	4,120	(5,568)
Net realized and unrealized gain (loss) on secured financings of investments in real estate debt	5,442	(5,883)
Other expense	(3,663)	(347)
Total income from investments in real estate debt	$268,193	$163,965

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
CMBS	$1,329,452	$1,525,134	$61,710	$23,897
Commercial real estate loans	477,139	557,549	14,777	35,086
Total	$1,806,591	$2,082,683	$76,487	$58,983
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
The Company acquired commercial real estate loans to borrowers that are owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third-parties without the Company’s involvement.
As of both March 31, 2024 and December 31, 2023, the Company’s investments in real estate debt also included $1.9 billion of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three months ended March 31, 2024 and 2023, the Company recognized $88.7 million and $37.8 million of gain, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	March 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,250,908	$16,234,541	6.2%	12/9/2025
Senior obligations of consolidated securitization vehicles	21	14,562,615	14,665,374	6.1%	12/28/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,688,293	$1,569,167	7.7%	7/6/2025

	December 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,551,341	$16,331,578	6.3%	11/21/2025
Senior obligations of consolidated securitization vehicles	21	14,835,899	14,777,146	6.1%	12/09/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,715,442	$1,554,432	7.8%	6/22/2025

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	March 31, 2024			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	6/29/2029	N/A	$23,901,113	$23,872,148
Variable rate loans:
Variable rate mortgages and secured term loans	+2.5%	7/28/2027	N/A	33,076,218	32,316,849
Variable rate warehouse facilities(5)	+2.0%	10/3/2025	$4,249,159	3,312,737	3,541,543
Variable rate secured revolving credit facilities	+1.8%	1/11/2027	$3,780,082	3,780,082	2,489,784
Total variable rate loans	+2.4%	5/15/2027		40,169,037	38,348,176
Total loans secured by real estate	6.2%	2/29/2028		64,070,150	62,220,324
(Discount) premium on assumed debt, net				(109,510)	(103,828)
Deferred financing costs, net				(456,307)	(422,818)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$63,504,333	$61,693,678
(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, and EURIBOR as applicable to each loan. As of March 31, 2024, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.3 billion and interest rate caps with an aggregate notional balance of $7.3 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $285.1 million and $293.3 million of loans related to investments in affordable housing properties as of March 31, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of March 31, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$3,411,487
2025	4,770,160
2026	16,129,371
2027	18,463,202
2028	6,121,154
2029	7,703,402
Thereafter	7,471,374
Total	$64,070,150

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $30.6 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of March 31, 2024, the Company was in compliance with all of its loan covenants.

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
As of March 31, 2024 and December 31, 2023, the Company’s secured financings of investments in real estate debt was $4.2 billion and $4.4 billion, respectively. As of March 31, 2024, the secured financings had a weighted average maturity date of March 8, 2025, and a weighted average interest rate of +1.4% over the relevant floating benchmark rates of the applicable financings, which include SOFR, EURIBOR, and SONIA.
As of both March 31, 2024 and December 31, 2023, the Company had interest rate swaps outstanding with a notional value of $0.6 billion that effectively converts a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 29, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both March 31, 2024 and December 31, 2023, the maximum capacity of the credit facilities was $5.6 billion. There were no outstanding borrowings under these unsecured credit facilities as of March 31, 2024 and December 31, 2023.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2025, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Line of Credit.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both March 31, 2024 and December 31, 2023, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$875,207	$961,654
Performance participation allocation	30,110	—
Accrued management fee	62,067	63,505
Accrued affiliate service provider expenses	21,180	5,283
Other	4,450	2,641
Total	$993,014	$1,033,083
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker dealer affiliated with the Adviser, for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in certain classes of units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
At the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner is entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year. If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end performance allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay BREIT OP the remaining Quarterly Shortfall Obligation in cash.

During the three months ended March 31, 2024, the Company’s total return exceeded the current period hurdle amount and the 2023 loss carryforward of $355.7 million, resulting in $105.0 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023, the Company’s total return did not exceed the hurdle amount and, as a result, no performance participation allocation expense was recognized.

For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall in the amount of $74.9 million. The $74.9 million of Quarterly Shortfall from 2022 was satisfied with the $105.0 million performance participation accrual for the three months ended March 31, 2024, resulting in a net performance participation allocation payable of $30.1 million as of March 31, 2024. Subsequent to March 31, 2024, the Company issued 1.1 million units of BREIT OP to the Special Limited Partner as partial payment for $15.4 million of the performance participation allocation. Beginning January 1, 2023, interest on the 2022 Quarterly Shortfall began accruing at a 5% annual rate, compounded quarterly. During both the three months ended March 31, 2024 and 2023, the Company accrued interest income of $1.0 million related to such Quarterly Shortfall amount.
As of May 10, 2024, Blackstone owned an aggregate $2.7 billion of shares of the Company and units of BREIT OP. In addition, Blackstone employees, including the Company’s executive officers, owned an aggregate $1.4 billion of shares of the Company and units of BREIT OP.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three months ended March 31, 2024 and 2023, the Company incurred management fees of $187.1 million, and $221.1 million, respectively.
During the three months ended March 31, 2024, the Company issued 13.3 million units of BREIT OP to the Adviser as payment for management fees. During the three months ended March 31, 2023, the Company issued 10.0 million unregistered Class I shares, to the Adviser as payment for management fees. The Company also had a payable of $62.1 million and $63.5 million related to the management fees as of March 31, 2024 and December 31, 2023, respectively. During April 2024, the Adviser was issued 4.4 million units of BREIT OP as payment for the management fees accrued as of March 31, 2024. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three months ended March 31, 2024 and 2023.
Accrued affiliate service provider expenses and incentive compensation awards
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the gain (loss) on sale. For further details on the Company’s relationships with its affiliated service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Affiliate service provider expenses and incentive compensation awards are included as a component of Rental Property Operating expense and Hospitality Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from these arrangements.

The following table details the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
LivCor, LLC	$27,729	$25,951	$5,505	$1,798	$1,970	$2,325
Link Logistics Real Estate Holdco LLC	27,532	30,950	5,982	1,629	452	280
ShopCore Properties TRS Management LLC	8,841	8,843	534	94	351	337
Revantage Corporate Services, LLC	3,595	5,732	2,275	37	—	—
BRE Hotels and Resorts LLC	3,147	4,245	509	87	—	—
EQ Management, LLC	1,582	1,323	58	46	—	29
Beam Living	821	568	395	14	—	—
Longview Senior Housing, LLC	257	473	—	—	—	—
	$73,504	$78,085	$15,258	$3,705	$2,773	$2,971
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2023	For the Three Months Ended March 31, 2024			March 31, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$10,872	$—	$—	$(2,704)	$8,168	0.8 years
2022	18,825	—	—	(2,680)	16,145	1.6 years
2023	36,637	—	—	(4,580)	32,057	2.2 years
2024	—	—	63,696	(5,294)	58,402	3.0 years
	$66,334	$—	$63,696	$(15,258)	$114,772
Other
As of March 31, 2024 and December 31, 2023, the Adviser had paid $0.9 million and $2.6 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such expenses are reimbursed by the Company to the Advisor in the ordinary course. Additionally, as of March 31, 2024 and December 31, 2023, the Company had a receivable of $4.1 million and $4.2 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the reimbursement of costs associated with certain incentive compensation awards.
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
During the three months ended March 31, 2024, the Company paid LNLS $6.9 million, for title services related to 15 investments and such costs were included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.

Captive Insurance Company
During the three months ended March 31, 2024 and 2023, the Company received a net refund of $0.3 million and $0.2 million, respectively, of insurance premiums previously paid to a captive insurance company owned by us and other Blackstone-advised investment vehicles. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
Other
As of March 31, 2024 and December 31, 2023, the Company had a receivable of $47.9 million and $42.3 million, respectively, from Link Logistics Real Estate Holdco LLC related to the prepayment of certain corporate service fees and such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	March 31, 2024	December 31, 2023
Interest rate and foreign currency hedging derivatives	$2,574,489	$2,160,266
Intangible assets, net	1,087,834	1,146,840
Receivables, net	767,501	793,651
Straight-line rent receivable	705,231	665,747
Held-for-sale assets	660,938	453,823
Equity securities	392,071	335,933
Single family rental homes risk retention securities	300,718	300,718
Prepaid expenses	150,264	178,140
Deferred leasing costs, net	146,170	141,526
Deferred financing costs, net	56,735	62,651
Due from affiliate(1)	4,797	78,671
Other	254,965	245,260
Total	$7,101,713	$6,563,226
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Stock repurchases payable	$799,981	$574,958
Right of use lease liability - operating leases	643,645	643,803
Accounts payable and accrued expenses	450,418	427,744
Accrued interest expense	408,492	395,814
Real estate taxes payable	278,657	327,947
Liabilities related to held-for-sale assets	238,073	282,350
Intangible liabilities, net	226,831	244,596
Tenant security deposits	226,407	228,994
Distribution payable	215,720	222,174
Prepaid rental income	173,004	232,447
Subscriptions received in advance	144,814	113,764
Right of use lease liability - financing leases	78,580	78,257
Securitized debt obligations, net	43,363	47,172
Interest rate and foreign currency hedging derivatives	21,677	34,236
Other	105,923	124,409
Total	$4,055,585	$3,978,665

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,628,176	$(1,042,405)	$585,771
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	61,511	(34,448)	27,063
Other intangibles	378,398	(87,480)	290,918
Total intangible assets	$2,252,167	$(1,164,333)	$1,087,834

Intangible liabilities
Below-market lease intangibles	430,293	(203,462)	226,831
Total intangible liabilities	$430,293	$(203,462)	$226,831

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,641,489	$(1,007,698)	$633,791
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	61,888	(32,800)	29,088
Other intangibles	377,319	(77,440)	299,879
Total intangible assets	$2,264,778	$(1,117,938)	$1,146,840

Intangible liabilities
Below-market lease intangibles	441,391	(196,795)	244,596
Total intangible liabilities	$441,391	$(196,795)	$244,596
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$128,126	$5,499	$26,830	$(39,681)
2025	122,356	6,077	34,167	(45,457)
2026	93,462	4,633	33,076	(36,780)
2027	68,343	3,311	30,964	(25,778)
2028	52,015	2,437	29,156	(19,700)
2029	38,222	1,730	26,522	(14,706)
Thereafter	83,247	3,376	110,203	(44,729)
Total	$585,771	$27,063	$290,918	$(226,831)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 - “Derivatives and Hedging.” Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	March 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$6,318,108	2.6%	SOFR	4.4
Derivatives not designated as hedging instruments
Interest rate caps - property debt	151	7,324,121	6.2%	SOFR	0.9
Interest rate swaps - property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.3
Interest rate swaps - secured financings of investments in real estate debt	18	604,415	3.4%	SOFR	6.3
Total		$33,944,136
	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	21	$6,386,770	2.6%	SOFR	4.6
Derivatives not designated as hedging instruments
Interest rate caps - property debt	153	9,580,354	5.8%	SOFR	0.5
Interest rate swaps - property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.5
Interest rate swaps - secured financings of investments in real estate debt	17	581,915	3.4%	SOFR	6.6
Total		$36,177,869

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2024		December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	7	€81,035	9	€139,913
Buy USD / Sell GBP Forward	7	£51,714	9	£57,377
Buy EUR / Sell USD Forward	3	€1,956	2	€10,421
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$349,233	$246,350	$293	$1,320
Total derivatives designated as hedging instruments	349,233	246,350	293	1,320
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	23,885	31,134	13,933	17,020
Interest rate swaps - property debt	2,181,911	1,874,065	—	—
Interest rate swaps - secured financings of investments in real estate debt	19,024	8,643	7,433	12,210
Foreign currency forward contracts	436	74	18	3,686
Total derivatives not designated as hedging instruments	2,225,256	1,913,916	21,384	32,916
Total interest rate and foreign currency hedging derivatives	$2,574,489	$2,160,266	$21,677	$34,236
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $229.4 million and $189.7 million as of March 31, 2024 and December 31, 2023, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended March 31,
			2024	2023
Included in Net Loss
Interest rate swap – property debt	Unrealized gain (loss)	(1)	$310,211	$(557,680)
Interest rate caps – property debt	Unrealized loss	(1)	(10,878)	(62,570)
Interest rate caps – property debt	Realized gain	(1)	511	—
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	15,355	(21,910)
Foreign currency forward contract	Realized loss	(2)	(2)	(15,134)
Foreign currency forward contract	Unrealized gain	(2)	4,122	9,566
Total			$319,319	$(647,728)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain (loss)		101,353	(151,255)
Total			$420,672	$(798,983)
(1)Included in income (loss) from interest rate derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in income from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three months ended March 31, 2024 and 2023, net gain of $45.6 million and $32.8 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of March 31, 2024, the Company was in a net liability position and posted collateral of $10.4 million with one of its counterparties as required under the derivative contracts. As of December 31, 2023, the Company was in a net liability position and posted collateral of $23.4 million with three of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2024, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2024(1)
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2023	1,488,197	2,402,959	59,246	154,794	2,136	4,107,332
Common stock issued(2)	2,707	36,128	(2,278)	248	110	36,915
Distribution reinvestment	7,528	11,818	362	856	—	20,564
Common stock repurchased	(61,007)	(138,197)	(2,280)	(4,574)	—	(206,058)
March 31, 2024	1,437,425	2,312,708	55,050	151,324	2,246	3,958,753
(1)As of March 31, 2024, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class T and Class D to Class I during the three months ended March 31, 2024.
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

For the three months ended March 31, 2024, the Company repurchased 206.1 million shares of common stock and 0.7 million units of BREIT OP for a total of $2.9 billion. During the month ended January 31, 2024, the Company received repurchase requests that exceeded the applicable monthly repurchase limit under the Repurchase Plan, and in accordance with the Repurchase Plan, fulfilled repurchases equal to 2% of NAV or 88% of repurchase requests. During the month ended February 29, 2024, the Company received repurchase requests below the applicable repurchase limits under the Repurchase Plan and fulfilled all repurchase requests. During the month ended March 31, 2024, the Company received repurchase requests that modestly exceeded the 5% quarterly repurchase limit under the Repurchase Plan. The Company’s majority independent board of directors exercised its discretion and approved repurchase requests exceeding the Repurchase Plan’s 5% of NAV quarterly limit, as described above, by 0.1% and the Company fulfilled all repurchase requests for the month ended March 31, 2024.
Distributions

The Company considers a variety of factors when determining its distributions, including cash flows from operations, funds available for distribution, net asset value, and total return, and in any case, generally intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not equal net income as calculated in accordance with GAAP.
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
The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1654	$0.1654	$0.1654	$0.1654
Stockholder servicing fee per share of common stock	(0.0301)	—	(0.0296)	(0.0087)
Net distributions declared per share of common stock	$0.1353	$0.1654	$0.1358	$0.1567
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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of the year	$351	$344,145
Conversion to Class I and Class B units	—	(278,990)
Conversion to Class I and Class C shares	—	(65,313)
GAAP income allocation	—	2,212
Distributions	—	(1,300)
Fair value allocation	6	(404)
Ending balance	$357	$350

In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of March 31, 2024 and December 31, 2023, $194.0 million and $197.2 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $0.9 million and $29.0 million, during the three months ended March 31, 2024 and 2023 respectively, to reflect their redemption value.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease payments	$1,814,604	$1,867,526
Variable lease payments	148,461	120,539
Rental revenue	$1,963,065	$1,988,065
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of March 31, 2024 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024 (remaining)	$1,372,267
2025	1,752,977
2026	1,613,055
2027	1,403,382
2028	1,185,157
2029	981,186
Thereafter	14,857,835
Total	$23,165,859

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2024, the Company had 94 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of March 31, 2024 ($ in thousands):

	Operating Leases	Financing Leases
2024 (remaining)	$28,718	$3,268
2025	37,690	4,386
2026	37,894	4,509
2027	38,253	4,635
2028	38,597	4,764
2029	38,771	5,164
Thereafter	2,535,800	554,161
Total undiscounted future lease payments	2,755,723	580,887
Difference between undiscounted cash flows and discounted cash flows	(2,112,078)	(502,307)
Total lease liability	$643,645	$78,580
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2024, the weighted average remaining lease term of the Company’s operating leases and financing leases was 60 years and 77 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed ground rent expense	$3,948	$4,028
Variable ground rent expense	8,235	5,994
Total cash portion of ground rent expense	12,183	10,022
Straight-line ground rent expense	5,334	5,403
Total operating lease costs	$17,517	$15,425
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Interest on lease liabilities	$1,091	$1,024
Amortization of right-of-use assets	299	319
Total financing lease costs	$1,390	$1,343

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.
The following table details the total assets by segment ($ in thousands):

	March 31, 2024	December 31, 2023
Rental Housing	$64,088,644	$64,665,680
Industrial	19,849,161	20,050,095
Net Lease	8,094,265	8,117,528
Office	2,898,041	2,945,455
Hospitality	2,827,869	2,867,166
Retail	2,452,068	2,505,146
Data Centers	2,445,982	2,927,807
Self Storage	740,526	739,743
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	22,758,050	23,264,164
Other (Corporate)	3,591,637	2,715,011
Total assets	$129,746,243	$130,797,795

The following table details the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,314,157	$367,058	$150,384	$43,110	$—	$57,591	$13,080	$17,685	$—	$1,963,065
Hospitality revenue	—	—	—	—	133,177	—	—	—	—	133,177
Other revenue	83,429	3,830	—	2,439	—	1,497	—	1,477	—	92,672
Total revenues	1,397,586	370,888	150,384	45,549	133,177	59,088	13,080	19,162	—	2,188,914
Expenses:
Rental property operating	740,945	122,493	667	14,562	—	24,069	2,409	8,311	—	913,456
Hospitality operating	—	—	—	—	91,915	—	—	—	—	91,915
Total expenses	740,945	122,493	667	14,562	91,915	24,069	2,409	8,311	—	1,005,371
(Loss) income from unconsolidated entities	(8,611)	(22,823)	—	5,845	(4,305)	(1,148)	6,684	—	—	(24,358)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	268,193	268,193
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	75,413	75,413
Income from investments in equity securities(1)	56,972	—	—	—	—	—	—	—	—	56,972
GAAP segment net income	$705,002	$225,572	$149,717	$36,832	$36,957	$33,871	$17,355	$10,851	$343,606	$1,559,763

Depreciation and amortization	$(586,190)	$(188,018)	$(51,878)	$(24,688)	$(22,676)	$(27,609)	$(5,541)	$(6,608)	$—	$(913,208)

General and administrative										(16,350)
Management fee										(187,121)
Performance participation allocation										(104,966)
Impairment of investments in real estate										(65,714)
Income from interest rate derivatives										315,199
Net gain on dispositions of real estate										106,554
Interest expense, net										(831,715)
Loss on extinguishment of debt										(30,648)
Other expense(1)										(1,864)
Net loss										$(170,070)
Net loss attributable to non-controlling interests in third party joint ventures										$31,673
Net loss attributable to non-controlling interests in BREIT OP unit holders										5,384
Net loss attributable to BREIT stockholders										$(133,013)
(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $55.0 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,311,977	$349,593	$150,384	$48,288	$—	$60,422	$12,727	$54,674	$—	$1,988,065
Hospitality revenue	—	—	—	—	201,221	—	—	—	—	201,221
Other revenue	83,853	7,113	—	1,877	3,162	1,161	—	1,488	—	98,654
Total revenues	1,395,830	356,706	150,384	50,165	204,383	61,583	12,727	56,162	—	2,287,940
Expenses:
Rental property operating	707,804	117,061	470	13,839	—	25,330	2,214	25,471	—	892,189
Hospitality operating	—	—	—	—	133,823	—	—	—	—	133,823
Total expenses	707,804	117,061	470	13,839	133,823	25,330	2,214	25,471	—	1,026,012
(Loss) Income from unconsolidated entities	(12,500)	88,295	432,528	(19,930)	(2,388)	(1,230)	(40,117)	—	—	444,658
Income from investments in real estate debt	—	—	—	—	—	—	—	—	163,965	163,965
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	29,254	29,254
Income from investments in equity securities(1)	10	—	—	—	—	—	—	—	—	10
GAAP segment net income (loss)	$675,536	$327,940	$582,442	$16,396	$68,172	$35,023	$(29,604)	$30,691	$193,219	$1,899,815

Depreciation and amortization	$(635,341)	$(191,276)	$(51,878)	$(24,933)	$(32,848)	$(39,006)	$(5,553)	$(18,550)	$—	$(999,385)

General and administrative										(17,176)
Management fee										(221,138)
Impairment of investments in real estate										(12,499)
Loss from interest rate derivatives										(642,160)
Net gain on dispositions of real estate										121,003
Interest expense, net										(788,593)
Loss on extinguishment of debt										(5,258)
Other expense(1)										(27,070)
Net loss										$(692,461)
Net loss attributable to non-controlling interests in third party joint ventures										$74,358
Net loss attributable to non-controlling interests in BREIT OP unit holders										17,048
Net loss attributable to BREIT stockholders										$(601,055)
(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $3.7 million of net unrealized loss related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Website Disclosure
We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.
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
As of May 10, 2024, we had received cumulative net proceeds of $75.5 billion from the sale of 5.9 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of May 10, 2024, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Q1 2024 Highlights
Operating Results:
•Declared monthly net distributions totaling $0.6 billion for the three months ended March 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.8%	4.7%	3.9%	4.5%
Year-to-Date Total Return, without upfront selling commissions(2)	1.6%	1.8%	1.6%	1.8%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.8)%	n/a	(1.8)%	0.2%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.5%	10.5%	9.7%	10.3%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	9.0%	n/a	9.2%	10.0%
Investments
•Sold 33 rental housing properties, 14 industrial properties, one retail property, and the remaining 8.8% interest in a digital towers joint venture for total net proceeds of $1.4 billion. We recognized a net realized gain of $23.4 million, net of the impairments recorded during the quarter, related to the disposition of such properties.
Capital and Financing Activity:
•Raised $0.8 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended March 31, 2024. Repurchased $2.9 billion of our shares and units from investors during the three months ended March 31, 2024.
•Repaid a net $1.7 billion of financings during the three months ended March 31, 2024.
Current Portfolio:
•Our portfolio as of March 31, 2024 consisted of investments in real estate (94% based on fair value) and investments in real estate debt (6%).
•Our 4,777 properties(3) as of March 31, 2024 consisted primarily of Rental Housing (53% based on fair value), Industrial (25%), Data Centers (9%) and Net Lease (5%), and our real estate portfolio was primarily concentrated in the following regions: South (38%), West (30%) and East (19%).
•Our investments in real estate debt as of March 31, 2024 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

(1)The annualized distribution rate is calculated by averaging each of the three months’ annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. We believe the annualized distribution rate is a useful measure of our overall investment performance.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year are annualized. We believe total return is a useful measure of our overall investment performance.
(3)Excludes 27,874 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of March 31, 2024:
Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2024:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2024:

The select states highlighted represent BREIT’s top 4 states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third-party interests in such real estate investments. BREIT is invested in additional states that are not highlighted above.
As of March 31, 2024, we owned a diversified portfolio of income producing assets comprising 4,777 properties and 27,874 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of March 31, 2024:

Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(4)	Gross Asset Value(5) ($ in thousands)	Segment Revenue(6) ($ in thousands)	Percentage of Total Revenues
Rental Housing(7)	1,066	263,895 units	94%	$15,656	$63,051,985	$1,433,751	58%
Industrial	3,184	436,366 sq. ft.	96%	$6.07	30,082,923	456,842	18%
Data Centers	105	10,134 sq. ft.	100%	$14.89	10,697,938	124,218	5%
Net Lease	2	15,409 sq. ft.	100%	N/A	5,448,647	150,384	6%
Office	14	5,164 sq. ft.	99%	$42.17	3,298,668	70,245	3%
Hospitality	248	33,900 keys	73%	$188.50/$138.22	2,967,355	159,990	6%
Retail	78	10,640 sq. ft.	96%	$19.55	2,810,959	63,970	3%
Self Storage	80	5,133 sq. ft.	86%	$14.68	857,538	19,162	1%
Total	4,777		95%		$119,216,013	$2,478,562	100%

(1)Includes properties owned by unconsolidated entities. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)Excludes land under development related to our data centers and industrial investments.
(3)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of March 31, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended March 31, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy weighting is measured as the gross asset value of real estate investments for each segment divided by the gross asset value of all real estate investments. Unconsolidated investments are excluded from occupancy rate calculations.
(4)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended March 31, 2024 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized March 31, 2024 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended March 31, 2024. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(5)Measured as the total fair value of real estate investments for each sector, excluding the value of any third-party interests in such real estate investments.
(6)Segment revenue is presented for the three months ended March 31, 2024 and includes our allocable share of revenues generated by unconsolidated entities.
(7)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of March 31, 2024:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	96%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	93%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	91%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	6	Various	Various	100%	945 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	93%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	88%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	95%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	94%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville & Orlando, FL	May 2018	100%	320 units	92%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	93%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	92%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	93%
Roman Multifamily Portfolio	11	Various	Feb. 2019	100%	2,975 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	95%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	95%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	95%	608 units	93%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	95%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	91%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	95%
Colorado 3-Pack	1	Denver, CO	May 2019	100%	300 units	92%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	90%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	92%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	93%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	92%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	93%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	94%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	94%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	94%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	1	Atlanta, GA	Oct. 2020	100%	425 units	95%
Jaguar Multifamily Portfolio	9	Various	Nov. & Dec. 2020	100%	3,014 units	93%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	96%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	93%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	94%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	95%
Rosery Multifamily Portfolio	1	Largo, FL	April 2021	100%	224 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	16	Various	Various	98%	6,409 units	94%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	2	Various	June & Aug. 2021	100%	576 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	93%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	95%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	87%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	94%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	92%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	91%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	93%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	93%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	92%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	97%
Rapids Multifamily Portfolio	37	Various	May 2022	100%	11,245 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	93%
Pike Multifamily Portfolio(5)	46	Various	June 2022	100%	12,594 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	96%
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,249 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	90%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	99%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	92%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	83%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,934 units	89%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	97%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	99%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	97%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	98%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	91%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	95%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	89%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	99%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	98%
American Campus Communities	144	Various	Aug. 2022	69%	35,283 units	96%
Home Partners of America(6)	N/A(1)	Various	Various	Various(5)	27,874 units	92%
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	92%
Ace Affordable Housing Portfolio(7)	455	Various	Dec. 2021	Various(6)	61,608 units	94%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	99%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	92%
Total Rental Housing	1,066				263,895 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	96%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	98%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	66%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	133	Various	March 2018	100%	19,844 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	84	Various	Nov. 2018	100%	10,915 sq. ft.	98%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	92%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	96%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	98%
Jupiter 12 Industrial Portfolio	292	Various	Sept. 2019	100%	56,502 sq. ft.	97%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,559 sq. ft.	98%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	88%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	92%
Grainger Distribution Center	1	Jacksonville, FL	March 2020	100%	297 sq. ft.	100%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(8)	18	Various	Jan. & Aug. 2021	85%	2,693 sq. ft.	N/A
Vault Industrial Portfolio(8)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	89%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(8)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	N/A
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(9)	126	Various	Oct. 2021	Various	34,108 sq. ft.	97%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(8)	17	Various Germany	Oct. 2021	10%	1,735 sq. ft.	N/A
Canyon 2.0 Industrial Portfolio	102	Various	Nov. 2021	99%	15,023 sq. ft.	94%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(8)	326	Various	Nov. 2021	12%	67,542 sq. ft.	N/A
Evergreen Industrial Portfolio(7)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	N/A
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	98%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	100%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	93%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(8)	68	Various	Dec. 2021	23%	10,146 sq. ft.	N/A
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	84%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(8)	1,602	Various Europe	Various	15%	146,057 sq. ft.	N/A
Total Industrial	3,184				436,366 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(8)	91	Various	Aug. 2021	33.5%	7,441 sq. ft.	N/A
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Total Data Centers	105				10,134 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(8)	1	New York, NY	March 2022	49%	2,081 sq. ft.	N/A
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(5)	2	Various	June 2022	100%	258 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,164 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	69%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	61%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	72%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	79%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	81%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	87%
Corporex Select Service Portfolio	2	Various	Aug. 2018	100%	225 keys	80%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	71%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	79%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	70%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	71%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	84%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	70%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	67%
Sleep Extended Stay Hotel Portfolio(8)	196	Various	July 2022	30%	24,937 keys	N/A
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	72%
Total Hospitality	248				33,900 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	93%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	98%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	93%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(8)	6	Various	Oct. 2021	50%	1,229 sq. ft.	N/A
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	96%
Pike Retail Portfolio(5)(10)	46	Various	June 2022	Various	4,944 sq. ft.	95%
Total Retail	78				10,640 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,334 sq. ft.	87%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	86%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,084 sq. ft.	85%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	85%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	86%
Flamingo Self Storage Portfolio	6	Various	Various	98%	375 sq. ft.	85%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,759 sq. ft.	86%
Total Self Storage	80				5,133 sq. ft.

Total Investments in Real Estate	4,777
(1)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
(2)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests. The table above also includes properties owned by unconsolidated entities.
(3)Excludes 2.0 million and 11.4 million square feet of land under development related to our data centers and industrial investments, respectively.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of March 31, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended March 31, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(5)Represents acquisition of Preferred Apartment Communities (“PAC”).
(6)Includes a 100% interest in 17,255 consolidated single family rental homes, a 44% interest in 8,839 unconsolidated single family rental homes, and a 12% interest in 1,780 unconsolidated single family rental homes.
(7)Includes various ownership interests in 445 consolidated affordable housing units and 10 unconsolidated affordable housing units.
(8)Investment is unconsolidated.
(9)Includes various ownership interests in 100 consolidated industrial properties and 26 unconsolidated industrial properties.
(10)Includes 45 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of March 31, 2024 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	593	$116,522	6%	25,846	13%
2025	712	151,926	8%	21,959	11%
2026	746	211,814	11%	34,726	17%
2027	752	222,581	12%	31,266	15%
2028	663	222,442	12%	31,764	15%
2029	364	156,333	8%	19,859	10%
2030	156	119,781	7%	13,306	6%
2031	104	36,668	2%	4,574	2%
2032	72	43,985	2%	3,666	2%
2033	79	33,187	2%	1,877	1%
Thereafter	151	549,814	30%	15,526	8%
Total	4,392	$1,865,053	100%	204,369	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2024 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of March 31, 2024:

Credit Rating[1]

A
1%
AA
1%
BBB
10%
Private
CRE Loans
12%
Not Rated²
45%
B
15%
BB
16%

Collateral Type[1]

Diversified
1%
Other
4%
Office
6%
Hospitality
8%
Industrial
39%
Net Lease
12%
Rental Housing
30%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 63%, are primarily composed of 47% industrial and 48% rental housing assets, and include interest-only securities with a fair value of $23.7 million.

The following table details our investments in real estate debt as of March 31, 2024 ($ in thousands):

	March 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.1%	8/3/2033	$6,759,043	$6,665,562	$6,326,729
RMBS	4.1%	1/29/2060	280,011	271,003	209,751
Corporate bonds	4.7%	8/27/2031	88,651	90,822	82,703
Total real estate securities	8.9%	5/28/2034	7,127,705	7,027,387	6,619,183
Commercial real estate loans	+6.3%	5/4/2027	938,391	936,533	928,498
Other investments(5)(6)	5.7%	9/21/2029	390,082	365,860	369,823
Total investments in real estate debt	8.9%	5/11/2033	$8,456,178	$8,329,780	$7,917,504
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” refers to the relevant floating benchmark rates, which include SOFR, SONIA, and EURIBOR, as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of March 31, 2024 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of March 31, 2024, we have interest rate swaps outstanding with a notional value of $0.6 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.1 billion as of March 31, 2024. In addition, CMBS includes zero-coupon securities of $0.4 billion as of March 31, 2024.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and 2023 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2024	2023	$
Revenues
Rental revenue	$1,963,065	$1,988,065	$(25,000)
Hospitality revenue	133,177	201,221	(68,044)
Other revenue	92,672	98,654	(5,982)
Total revenues	2,188,914	2,287,940	(99,026)
Expenses
Rental property operating	913,456	892,189	21,267
Hospitality operating	91,915	133,823	(41,908)
General and administrative	16,350	17,176	(826)
Management fee	187,121	221,138	(34,017)
Performance participation allocation	104,966	—	104,966
Impairment of investments in real estate	65,714	12,499	53,215
Depreciation and amortization	913,208	999,385	(86,177)
Total expenses	2,292,730	2,276,210	16,520
Other income (expense)
(Loss) income from unconsolidated entities	(24,358)	444,658	(469,016)
Income from investments in real estate debt	268,193	163,965	104,228
Change in net assets of consolidated securitization vehicles	75,413	29,254	46,159
Income (loss) from interest rate derivatives	315,199	(642,160)	957,359
Net gain on dispositions of real estate	106,554	121,003	(14,449)
Interest expense, net	(831,715)	(788,593)	(43,122)
Loss on extinguishment of debt	(30,648)	(5,258)	(25,390)
Other income (expense)	55,108	(27,060)	82,168
Total other income (expense)	(66,254)	(704,191)	637,937
Net loss	$(170,070)	$(692,461)	$522,391
Net loss attributable to non-controlling interests in third party joint ventures	$31,673	$74,358	$(42,685)
Net loss attributable to non-controlling interests in BREIT OP unit holders	5,384	17,048	(11,664)
Net loss attributable to BREIT stockholders	$(133,013)	$(601,055)	$468,042
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.13)	$0.10
Rental Revenue
During the three months ended March 31, 2024, rental revenue decreased $25.0 million as compared to the three months ended March 31, 2023. The decrease can primarily be attributed to a $128.5 million decrease in non-same property revenues due to the real estate dispositions from January 1, 2023 to March 31, 2024, partially offset by a $103.5 million increase in same property revenues. See “Same Property Results of Operations” section for further details of the increase in same property revenues.
Hospitality Revenue
During the three months ended March 31, 2024, hospitality revenue decreased $68.0 million as compared to the three months ended March 31, 2023. The decrease can primarily be attributed to a $67.5 million decrease in non-same property revenues due to the real estate dispositions from January 1, 2023 to March 31, 2024 and a $0.5 million decrease in same property revenues. See “Same Property Results of Operations” section for further details of the increase in same property revenues.
Other Revenue
During the three months ended March 31, 2024, other revenue decreased $6.0 million as compared to the three months ended March 31, 2023. The decrease can primarily be attributed to a $7.3 million decrease in non-same property revenues due to the real estate dispositions from January 1, 2023 to March 31, 2024, partially offset by a $1.3 million increase in same property revenues. See “Same Property Results of Operations” section for further details of the increase in same property revenues.

Rental Property Operating Expenses
During the three months ended March 31, 2024, rental property operating expenses increased $21.3 million as compared to the three months ended March 31, 2023. The increase can primarily be attributed to a $43.0 million increase in same property operating expenses, partially offset by a $21.7 million decrease in non-same property operating expenses due to the real estate dispositions from January 1, 2023 to March 31, 2024. See “Same Property Results of Operations” section for further details of the increase in same property operating expenses.
Hospitality Operating Expenses
During the three months ended March 31, 2024, hospitality operating expenses decreased $41.9 million as compared to the three months ended March 31, 2023. The decrease can primarily be attributed to a $46.2 million decrease in non-same property expenses due to the real estate dispositions we made from January 1, 2023 to March 31, 2024, partially offset by a $4.3 million increase in same property operating expenses. See “Same Property Results of Operations” section for further details of the increase in same property hospitality operating expenses.
General and Administrative Expenses
During the three months ended March 31, 2024, general and administrative expenses decreased $0.8 million compared to the three months ended March 31, 2023. The decrease was due to a decrease in various corporate level expenses during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Management Fee
During the three months ended March 31, 2024, the management fee decreased $34.0 million compared to the three months ended March 31, 2023. The decrease was due to a lower average NAV during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Performance Participation Allocation
During the three months ended March 31, 2024, the performance participation allocation expense increased $105.0 million compared to the three months ended March 31, 2023. The increase was primarily the result of a higher total return for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Impairment of Investments in Real Estate

During the three months ended March 31, 2024, impairments of investments in real estate increased $53.2 million compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, we recognized an aggregate $65.7 million of impairment charges including (i) $36.5 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $29.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the three months ended March 31, 2023, we recognized impairments of $12.5 million on certain held-for-sale properties for which the GAAP carrying amount of such properties exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the three months ended March 31, 2024, depreciation and amortization decreased $86.2 million compared to the three months ended March 31, 2023. The decrease was primarily driven by the impact of disposition activity from January 1, 2023 through March 31, 2024 and the full amortization of certain intangible assets.
(Loss) Income from Unconsolidated Entities
During the three months ended March 31, 2024, income from unconsolidated entities decreased $469.0 million compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $430.4 million net realized gain on the sale of MGM Grand Las Vegas & Mandalay Bay recognized during the three months ended March 31, 2023.

Income from Investments in Real Estate Debt
During the three months ended March 31, 2024, income from investments in real estate debt increased $104.2 million compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $91.1 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended March 31, 2024, the change in net assets of consolidated securitization vehicles increased $46.2 million compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $48.3 million in net unrealized/realized gains, partially offset by a decrease of $2.1 million of interest income.
Income (Loss) from Interest Rate Derivatives
During the three months ended March 31, 2024, income from interest rate derivatives increased $957.4 million compared to the three months ended March 31, 2023. The increase was attributable to an increase in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended March 31, 2024, net gain on dispositions of real estate decreased $14.4 million compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, we recorded $106.6 million of net gains from the sale of 33 rental housing properties, 14 industrial properties and one retail property. During the three months ended March 31, 2023, we recorded $121.0 million of net gains from the disposition of 42 rental housing properties, 185 single family rental homes, five hospitality properties, four industrial properties, and one retail property.
Interest Expense, Net
During the three months ended March 31, 2024, net interest expense increased $43.1 million compared to the three months ended March 31, 2023. The increase was primarily due to the incremental borrowings outstanding as well as, to a lesser degree, an increase in floating interest rates.
Other Income (Expense)
During the three months ended March 31, 2024, other income (expense) increased $82.2 million compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, we had net unrealized/realized gains on our investments in equity securities of $55.0 million and for the three months ended March 31, 2023, we had net unrealized/realized losses on our investments in equity securities of $3.7 million. Additionally, there was a decrease of $10.1 million of forfeited investment deposits, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Recently developed properties are not included in same property results until the properties have achieved stabilization for both full periods presented. We define stabilization for the property as the earlier of (i) achieving 90% occupancy, (ii) 12 months after receiving a certificate of occupancy, or (iii) for Data Centers, 12 months after receiving a certificate of occupancy and greater than 50% of its critical IT capacity has been built. Certain assets are excluded from same property results and are considered non-same property, including (i) properties held-for-sale, (ii) properties that are being redeveloped, (iii) properties identified for future sale, and (iv) interests in unconsolidated entities under contract for sale with hard deposit or other factors ensuring the buyer’s performance. We do not consider our investments in the real estate debt segment or equity securities to be same property.

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

For the three months ended March 31, 2024 and 2023, our same property portfolio consisted of 999 rental housing, 3,103 industrial, two net lease, 33 data centers, 248 hotel, 80 self storage, 76 retail, and 14 office properties. The following table reconciles GAAP net loss to same property NOI for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Net loss	$(170,070)	$(692,461)	$522,391
Adjustments to reconcile to same property NOI
General and administrative	16,350	17,176	(826)
Management fee	187,121	221,138	(34,017)
Performance participation allocation	104,966	—	104,966
Impairment of investments in real estate	65,714	12,499	53,215
Depreciation and amortization	913,208	999,385	(86,177)
Loss (income) from unconsolidated entities	24,358	(444,658)	469,016
Income from investments in real estate debt	(268,193)	(163,965)	(104,228)
Change in net assets of consolidated securitization vehicles	(75,413)	(29,254)	(46,159)
(Income) loss from interest rate derivatives	(315,199)	642,160	(957,359)
Net gain on dispositions of real estate	(106,554)	(121,003)	14,449
Interest expense, net	831,715	788,593	43,122
Loss on extinguishment of debt	30,648	5,258	25,390
Other (income) expense	(55,108)	27,060	(82,168)
Non-core property expenses	158,917	160,701	(1,784)
Incentive compensation awards(1)	19,130	6,492	12,638
Lease termination fees	(1,295)	(1,601)	306
Amortization of above and below-market lease intangibles	(12,889)	(15,569)	2,680
Straight-line rental income and expense	(39,861)	(44,435)	4,574
NOI from unconsolidated entities	193,979	193,891	88
NOI attributable to non-controlling interests in consolidated joint ventures	(127,222)	(86,325)	(40,897)
NOI attributable to BREIT stockholders	1,374,302	1,475,082	(100,780)
Less: Non-same property NOI attributable to BREIT stockholders	64,236	215,097	(150,861)
Same property NOI attributable to BREIT stockholders	$1,310,066	$1,259,985	$50,081
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of same property NOI for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Same property NOI
Rental revenue	$1,835,764	$1,732,261	$103,503	6%
Hospitality revenue	133,078	133,593	(515)	—%
Other revenue	62,065	60,795	1,270	2%
Total revenues	2,030,907	1,926,649	104,258	5%

Rental property operating	669,273	626,286	42,987	7%
Hospitality operating	89,522	85,260	4,262	5%
Total expenses	758,795	711,546	47,249	7%

Same property NOI attributable to non-controlling interests in consolidated joint ventures	(119,319)	(110,556)	(8,763)	8%
Consolidated same property NOI attributable to BREIT stockholders	1,152,793	1,104,547	48,246	4%
Same property NOI from unconsolidated entities	157,273	155,438	1,835	1%
Same property NOI attributable to BREIT stockholders	$1,310,066	$1,259,985	$50,081	4%

Same Property – Rental Revenue
Same property rental revenue increased $103.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to a $71.1 million increase in base rental revenue, a $17.4 million increase in tenant reimbursement income as a result of higher operating expenses, and a $15.0 million decrease in bad debt reserves. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Three Months Ended March 31,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$1,213,292	$1,163,738	$49,554	—%	+5%
Industrial	255,654	238,201	17,453	(1)%	+8%
Net Lease	117,299	114,999	2,300	—%	+2%
Retail	42,044	40,338	1,706	1%	+3%
Office	32,455	31,487	968	—%	+3%
Self Storage	17,190	18,059	(869)	(5)%	+1%
Data Centers	9,881	9,868	13	—%	—%
Total base rental revenue	$1,687,815	$1,616,690	$71,125

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same property hospitality revenue decreased $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. ADR for the hotels in our same property portfolio decreased to $192 from $194 while occupancy decreased 0.7% and RevPAR decreased to $135 from $138 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Same Property – Other Revenue
Same property other revenue increased $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the three months ended March 31, 2024.
Same Property – Rental Property Operating Expenses
Same property rental property operating expenses increased $43.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in rental property operating expenses for the three months ended March 31, 2024 was primarily the result of increased real estate taxes and general operating expenses at our rental housing properties.
Same Property – Hospitality Operating Expenses
Same property hospitality operating expenses increased $4.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in hospitality operating expenses was primarily the result of increased real estate taxes, insurance expense, and other operating expenses at our hotels during the three months ended March 31, 2024.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to BREIT stockholders	$(133,013)	$(601,055)
Adjustments to arrive at FFO:
Depreciation and amortization	1,003,702	1,082,096
Impairment of investments in real estate	65,828	12,499
Net gain on dispositions of real estate	(91,674)	(555,617)
Net (gain) loss on change in control	(4,703)	593
Amount attributable to non-controlling interests for above adjustments	(129,606)	(110,126)
FFO attributable to BREIT stockholders	710,534	(171,610)
Adjustments to arrive at AFFO:
Performance participation allocation	104,966	—
Incentive compensation awards	21,406	9,231
Loss on extinguishment of debt	30,648	5,258
Changes in fair value of financial instruments(1)	(485,864)	602,579
Straight-line rental income and expense	(45,649)	(52,274)
Amortization of deferred financing costs	59,019	63,022
Amortization of restricted stock awards	10,583	6,434
Other	(5,893)	11,361
Amount attributable to non-controlling interests for above adjustments	23,668	(15,328)
AFFO attributable to BREIT stockholders	423,418	458,673
Adjustments to arrive at FAD:
Management fee	187,121	221,138
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(127,105)	(125,539)
Stockholder servicing fees	(46,499)	(53,903)
Realized (gains) losses on financial instruments(1)	(46,397)	22,133
Amount attributable to non-controlling interests for above adjustments	227	(3,314)
FAD attributable to BREIT stockholders	$390,765	$519,188
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unit holders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unit holders ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to BREIT stockholders	$(133,013)	$(601,055)
Net loss attributable to OP unit holders	(5,384)	(17,048)
Net loss attributable to BREIT stockholders and OP unit holders	(138,397)	(618,103)
Adjustments to arrive at FFO:
Depreciation and amortization	1,003,702	1,082,096
Impairment of investments in real estate	65,828	12,499
Net gain on dispositions of real estate	(91,674)	(555,617)
Net (gain) loss on change in control	(4,703)	593
Amount attributable to non-controlling interests for above adjustments	(91,126)	(98,883)
FFO attributable to BREIT stockholders and OP unit holders	743,630	(177,415)
Adjustments to arrive at AFFO:
Performance participation allocation	104,966	—
Incentive compensation awards	21,406	9,231
Loss on extinguishment of debt	30,648	5,258
Changes in fair value of financial instruments(1)	(485,864)	602,579
Straight-line rental income and expense	(45,649)	(52,274)
Amortization of deferred financing costs	59,019	63,022
Amortization of restricted stock awards	10,583	6,434
Other	(5,893)	11,361
Amount attributable to non-controlling interests for above adjustments	7,671	1,997
AFFO attributable to BREIT stockholders and OP unit holders	440,517	470,193
Adjustments to arrive at FAD:
Management fee	187,121	221,138
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(127,105)	(125,539)
Stockholder servicing fees	(46,499)	(53,903)
Realized (gains) losses on financial instruments(1)	(46,397)	22,133
Amount attributable to non-controlling interests for above adjustments	5,878	1,676
FAD attributable to BREIT stockholders and OP unit holders	$413,515	$535,698
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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engaged third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to “Fair Value Measurements” section of Note 2 to our Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2024 ($ and shares/units in thousands):

Components of NAV	March 31, 2024
Investments in real estate	$109,467,657
Investments in real estate debt	7,917,504
Investments in unconsolidated entities	11,230,648
Cash and cash equivalents	2,668,896
Restricted cash	808,653
Other assets	4,934,111
Mortgage loans, term loans, and revolving credit facilities, net	(63,707,418)
Secured financings of investments in real estate debt	(4,207,994)
Subscriptions received in advance	(144,814)
Other liabilities	(3,275,525)
Accrued performance participation allocation	(30,110)
Management fee payable	(62,067)
Accrued stockholder servicing fees(1)	(15,775)
Non-controlling interests in joint ventures	(6,322,049)
Net Asset Value	$59,261,717
Number of outstanding shares/units(2)	4,182,235

(1)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of March 31, 2024, the Company has accrued under GAAP $0.9 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(2)As of March 31, 2024, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$20,380,905	$32,810,499	$768,248	$2,097,833	$33,687	$3,170,545	$59,261,717
Number of outstanding shares/units(2)	1,437,425	2,312,708	55,050	151,324	2,246	223,482	4,182,235
NAV Per Share/Unit as of March 31, 2024	$14.1788	$14.1870	$13.9554	$13.8632	$15.0014	$14.1870
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.
(2)As of March 31, 2024, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.5%
Industrial	7.5%	5.9%
Net Lease	7.2%	5.6%
Hospitality	10.3%	9.1%
Data Centers	7.5%	6.2%
Self Storage	7.9%	6.6%
Office	6.9%	5.3%
Retail	7.7%	6.5%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+0.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(0.6)%	(1.7)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.3%	+2.7%	+1.4%	1.0%	+2.2%	+3.5%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.0)%	(2.4)%	(1.3)%	(0.9)%	(2.0)%	(3.1)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2024
Stockholders’ equity	$33,486,596
Non-controlling interests attributable to BREIT OP	2,770,015
Redeemable non-controlling interest	357
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	36,256,968
Adjustments:
Accrued stockholder servicing fees	859,432
Accrued affiliate incentive compensation awards	(13,838)
Accumulated depreciation and amortization under GAAP	11,972,217
Unrealized net real estate and real estate debt appreciation	10,186,938
NAV	$59,261,717
The following details the adjustments to reconcile total GAAP stockholders’ equity of BREIT and partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 10 to our condensed consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.1654 per share/unit for the three months ended March 31, 2024. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of March 31, 2024, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes and OP units for the three months ended March 31, 2024:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
January 31, 2024	$0.0451	$0.0553	$0.0452	$0.0524	$0.0553
February 28, 2024	0.0451	0.0547	0.0453	0.0519	0.0547
March 31, 2024	0.0451	0.0554	0.0453	0.0524	0.0554
Total	$0.1353	$0.1654	$0.1358	$0.1567	$0.1654
The following table summarizes our sources of distributions declared to BREIT stockholders and OP unit holders during the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Sources of Distributions
Cash flows from operating activities(1)	$649,482	100%	$741,788	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$649,482	100%	$741,788	100%

Year-to-date cash flows from operating activities	$498,488		$565,847
Net gain on dispositions(2)	$29,904		$107,481
(1)Includes our inception to date cash flows from operating activities, which have funded 100% of our distributions to BREIT stockholders and OP unitholders.
(2)Net gain on dispositions includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.
The following table summarizes our distributions declared to BREIT stockholders during the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$327,027	53%	$382,636	53%
Reinvested in shares	286,583	47%	336,809	47%
Total distributions(1)	$613,610	100%	$719,445	100%

Funds from Operations(2)	$710,534		$(171,610)
Adjusted Funds from Operations(2)	$423,418		$458,673
Funds Available for Distribution(2)	$390,765		$519,188
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Reflects amounts allocable to BREIT stockholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders, and for considerations on how to review these metrics.

The following table summarizes our distributions declared to BREIT stockholders and OP unitholders during the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$338,200	52%	$396,552	53%
Reinvested in shares and units	311,282	48%	345,236	47%
Total distributions(1)	$649,482	100%	$741,788	100%

Funds from Operations(2)	$743,630		$(177,415)
Adjusted Funds from Operations(2)	$440,517		$470,193
Funds Available for Distribution(2)	$413,515		$535,698
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Reflects amounts allocable to BREIT stockholders and OP unit holders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders and OP unitholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $7.5 billion of liquidity as of May 9, 2024. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $6.2 billion as well as unrestricted cash and cash equivalents of $1.3 billion. We also expect $0.7 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of May 9, 2024. We also generate incremental liquidity through our operating cash flows, which were $0.5 billion for the three months ended March 31, 2024. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $7.9 billion as of March 31, 2024. In addition, we remain moderately leveraged (49% as of March 31, 2024) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $75.5 billion as of May 9, 2024.

Capital Resources
As of March 31, 2024, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of March 31, 2024 ($ in thousands):

	March 31, 2024			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	6/29/2029	N/A	$23,901,113	$23,872,148
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.5%	7/28/2027	N/A	33,076,218	32,316,849
Variable rate warehouse facilities(4)	+2.0%	10/3/2025	$4,249,159	3,312,737	3,541,543
Variable rate secured revolving credit facilities	+1.8%	1/11/2027	$3,780,082	3,780,082	2,489,784
Total variable rate loans	+2.4%	5/15/2027		40,169,037	38,348,176
Total loans secured by our properties	6.2%	2/29/2028		64,070,150	62,220,324

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.4%	3/8/2025	N/A	4,207,994	4,368,269

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	11/29/2025	$5,623,077	—	—
Affiliate revolving credit facility	+2.5%	1/24/2024	75,000	—	—
Total unsecured loans			$5,698,077	1,126,923	1,126,923

Total indebtedness				$69,405,067	$67,715,516

(1)“+” refers to the relevant floating benchmark rates, which include SOFR, CDOR, EURIBOR, and SONIA as applicable to each loan or secured financing. As of March 31, 2024, we had outstanding interest rate swaps with an aggregate notional balance of $32.9 billion and interest rate caps with an aggregate notional balance of $7.3 billion that mitigate our exposure to potential future interest rate increased under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $285.1 million and $293.3 million of loans related to investments in affordable housing properties as of March 31, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of March 31, 2024:

March 31, 2024
Weighted average interest rate of loans secured by our properties	6.2%
Impact of interest rate swaps, caps and other derivatives	(1.8)%
Net weighted average interest rate of loans secured by our properties	4.4%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of May 10, 2024, we have received cumulative net proceeds of $14.4 billion from selling an aggregate of 973.2 million shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 365.3 million Class S shares, 465.4 million Class I shares, 19.3 million Class T shares, and 123.2 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the month ended January 31, 2024, we received repurchase requests that exceeded the applicable repurchase limits under our Share Repurchase Plan, and in accordance with our Share Repurchase Plan, fulfilled repurchases equal to 2% of NAV or 88% of repurchase requests. During the month ended February 29, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests. During the month ended March 31, 2024, we received repurchase requests that modestly exceeded the 5% quarterly repurchase limit under our Share Repurchase Plan. Our majority independent board of directors exercised its discretion and approved repurchase requests exceeding our Share Repurchase Plan’s 5% of NAV quarterly limit, as described above, by 0.1% and we fulfilled all repurchase requests for the month ended March 31, 2024. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that BREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in a combination of shares and OP units, resulting in a non-cash expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities	$498,488	$565,847
Cash flows provided by investing activities	1,913,024	1,778,970
Cash flows used in financing activities	(1,628,093)	(1,410,742)
Net increase in cash and cash equivalents and restricted cash	$783,419	$934,075
Cash flows provided by operating activities decreased $67.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to decreased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.

Cash flows provided by investing activities increased $0.1 billion during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to (i) an increase of $0.4 billion in proceeds from the realization of investments in real estate debt securities, (ii) a net increase of $0.2 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles, (iii) an increase of $0.1 billion in proceeds from disposition of real estate and (iv) a decrease of $0.1 billion in capital improvements to real estate. This was partially offset by a net decrease of $0.7 billion in return of capital distributions received from unconsolidated entities.
Cash flows from financing activities decreased $0.2 billion during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to (i) a decrease of $4.7 billion in proceeds from issuance of common stock and (ii) an increase of $0.2 billion in repayments of senior obligations of consolidated securitization vehicles. This was offset by (i) a net increase of $4.6 billion in borrowings and (ii) a decrease of $0.1 billion in repurchases of common stock.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion concerning recent accounting pronouncements.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with
GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2024 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$82,218,378	$10,707,340	$32,478,748	$24,043,117	$14,989,173
Ground leases	3,336,610	41,427	84,588	86,472	3,124,123
Total	$85,554,988	$10,748,767	$32,563,336	$24,129,589	$18,113,296

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at March 31, 2024. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of March 31, 2024, the outstanding principal balance of our variable rate indebtedness was $45.5 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, EURIBOR, CDOR, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.9 billion and interest rate caps with an aggregate net notional balance of $7.3 billion as of March 31, 2024 to hedge the risk of increasing interest rates. For the three months ended March 31, 2024, a 10% increase in each of the Reference Rates would have resulted in increased interest expense of $11.3 million, net of the impact of our interest rate swaps and caps. For the three months ended March 31, 2024, a 10% decrease in each of the Reference Rates would have resulted in decreased interest expense of $15.0 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Investments in Real Estate Debt
As of March 31, 2024, we held $7.9 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of $9.2 million for the three months ended March 31, 2024.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2024, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $0.8 billion.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
No change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and under the heading “Risk Factors” in our prospectus dated April 16, 2024, as supplemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the three months ended March 31, 2024, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 13.3 million Class B units of BREIT OP to the Adviser in satisfaction of the 2024 management fee through February 2024. Additionally, we issued 4.4 million Class B units of BREIT OP to the Adviser in April 2024 in satisfaction of the March 2024 management fee. The issuance of such shares in satisfaction of the management fee was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended March 31, 2024, we received $79.0 million from selling 5.6 million unregistered Class I and Class C shares to such vehicles. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. In the first quarter of 2024, we received repurchase requests that exceeded the 5% quarterly limit under our Share Repurchase Plan. Therefore, as a result of the aforementioned quarterly limit, our board of directors exercised its discretion to repurchase more than the quarterly limit and we fulfilled all repurchase requests during the first quarter.
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

During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
January 2024	81,308,823	$14.08	81,308,823	2.0%	—
February 2024	68,216,703	$14.11	68,216,703	1.7%	—
March 2024	56,532,909	$14.14	56,532,909	1.4%	—
Total	206,058,435	$14.11	206,058,435	5.1%
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)For the month ended January 31, 2024, the Company fulfilled repurchases equal to 2% of NAV or 88% of repurchase requests. For the month ended February 29, 2024, the Company fulfilled all repurchase requests. For the month ended March 31, 2024, the Company received repurchase requests that modestly exceeded the 5% quarterly repurchase limit under the Share Repurchase Plan. The Company’s majority independent board of directors exercised its discretion and approved repurchase requests exceeding our Share Repurchase Plan’s 5% of NAV quarterly limit, as described above, by 0.1% and the Company fulfilled all repurchase requests for the month ended March 31, 2024.

The Special Limited Partner continues to hold 25,183 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM  5. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly “Atlantia S.p.A.”), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

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

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 10, 2024	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 10, 2024	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)