Form 10-Q
period 2024-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2024-08-09
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2024, the registrant had the following shares outstanding (in thousands): 1,377,130 shares of Class S common stock, 2,197,097 shares of Class I common stock, 49,367 shares of Class T common stock, 143,505 shares of Class D common stock, 2,820 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$86,862,973	$91,079,010
Investments in unconsolidated entities (includes $3,995,987 and $4,221,593 at fair value as of June 30, 2024 and December 31, 2023, respectively)	7,040,551	7,338,329
Investments in real estate debt	5,558,488	6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	16,132,944	16,331,578
Cash and cash equivalents	1,629,851	1,945,260
Restricted cash	957,101	749,760
Other assets	7,627,680	6,563,226
Total assets	$125,809,588	$130,797,795

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$63,271,503	$61,693,678
Secured financings of investments in real estate debt	3,697,400	4,368,269
Senior obligations of consolidated securitization vehicles, at fair value	14,632,231	14,777,146
Unsecured revolving credit facilities and term loans	1,626,923	1,126,923
Due to affiliates	840,336	1,033,083
Other liabilities	4,055,784	3,978,665
Total liabilities	88,124,177	86,977,764

Commitments and contingencies	—	—
Redeemable non-controlling interests	183,744	197,537

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,386,026 and 1,488,197 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13,860	14,882
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,209,162 and 2,402,959 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	22,091	24,030
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 50,494 and 59,246 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	505	592
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 144,324 and 154,794 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,443	1,548
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,726 and 2,136 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	27	21
Additional paid-in capital	44,126,933	48,576,100
Accumulated other comprehensive income	458,186	345,975
Accumulated deficit and cumulative distributions	(14,467,972)	(12,612,581)
Total stockholders’ equity	30,155,073	36,350,567
Non-controlling interests attributable to third party joint ventures	4,529,522	4,709,621
Non-controlling interests attributable to BREIT OP unitholders	2,817,072	2,562,306
Total equity	37,501,667	43,622,494
Total liabilities and equity	$125,809,588	$130,797,795
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$1,912,544	$1,944,641	$3,875,609	$3,932,706
Hospitality revenue	150,129	217,744	283,306	418,965
Other revenue	95,874	110,670	188,546	209,324
Total revenues	2,158,547	2,273,055	4,347,461	4,560,995

Expenses
Rental property operating	902,711	897,010	1,816,167	1,789,199
Hospitality operating	101,969	147,589	193,884	281,412
General and administrative	17,950	17,122	34,300	34,298
Management fee	180,655	213,365	367,776	434,503
Performance participation allocation	(104,966)	—	—	—
Impairment of investments in real estate	118,044	105,216	183,758	117,715
Depreciation and amortization	889,334	987,636	1,802,542	1,987,021
Total expenses	2,105,697	2,367,938	4,398,427	4,644,148

Other income (expense)
(Loss) income from unconsolidated entities	(37,998)	89,966	(62,356)	534,624
Income from investments in real estate debt	157,075	224,838	425,268	388,803
Change in net assets of consolidated securitization vehicles	41,013	62,685	116,426	91,939
(Loss) income from interest rate derivatives	(52,637)	488,574	262,562	(153,587)
Net gain on dispositions of real estate	175,890	668,824	282,444	789,827
Interest expense, net	(857,855)	(739,289)	(1,689,570)	(1,527,881)
Loss on extinguishment of debt	(21,404)	(3,283)	(52,052)	(8,541)
Other (expense) income	(38,941)	11,518	16,167	(15,542)
Total other income (expense)	(634,857)	803,833	(701,111)	99,642
Net (loss) income	$(582,007)	$708,950	$(752,077)	$16,489
Net loss attributable to non-controlling interests in third party joint ventures	$37,386	$69,255	$69,059	$143,613
Net loss (income) attributable to non-controlling interests in BREIT OP unit holders	26,122	(23,271)	31,506	(6,223)
Net (loss) income attributable to BREIT stockholders	$(518,499)	$754,934	$(651,512)	$153,879
Net (loss) income per share of common stock — basic and diluted	$(0.13)	$0.17	$(0.17)	$0.03
Weighted-average shares of common stock outstanding, basic and diluted	3,847,540	4,529,016	3,924,186	4,595,291

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(582,007)	$708,950	$(752,077)	$16,489
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(4,787)	15,123	(21,192)	25,588
Unrealized gain on derivatives	3,946	172,012	105,299	20,757
Unrealized gain (loss) on derivatives from unconsolidated entities	12,682	55,020	62,067	(2,211)
Other comprehensive income	11,841	242,155	146,174	44,134
Comprehensive (loss) income	(570,166)	951,105	(605,903)	60,623
Comprehensive loss attributable to non-controlling interests in third party joint ventures	35,945	30,734	41,017	136,955
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP unit holders	25,700	(28,943)	25,585	(8,014)
Comprehensive (loss) income attributable to BREIT stockholders	$(508,521)	$952,896	$(539,301)	$189,564

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2024	$14,374	$23,127	$551	$1,513	$22	$46,358,005	$448,208	$(13,359,204)	$33,486,596	$4,742,049	$2,770,015	$40,998,660
Common stock issued (transferred)	60	191	(22)	14	5	595,448	—	—	595,696	—	—	595,696
Reduction in accrual for offering costs, net	—	—	—	—	—	70,126	—	—	70,126	—	—	70,126
Distribution reinvestment	73	115	3	8	—	282,715	—	—	282,914	—	27,033	309,947
Common stock/units repurchased	(647)	(1,514)	(27)	(92)	—	(3,224,549)	—	—	(3,226,829)	—	(99,335)	(3,326,164)
Amortization of compensation awards	—	172	—	—	—	17,007	—	—	17,179	—	2,704	19,883
Net loss ($1,713 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(518,499)	(518,499)	(35,798)	(25,997)	(580,294)
Other comprehensive income ($12 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	9,978	—	9,978	1,462	413	11,853
Distributions declared on common stock and OP units ($0.1653 gross per share/unit)	—	—	—	—	—	—	—	(590,269)	(590,269)	—	(37,683)	(627,952)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	5,613	179,922	185,535
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(38,163)	—	(38,163)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	8,989	—	—	8,989	(145,641)	—	(136,652)
Allocation to redeemable non-controlling interests	—	—	—	—	—	19,192	—	—	19,192	—	—	19,192
Balance at June 30, 2024	$13,860	$22,091	$505	$1,443	$27	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2023	$15,824	$28,274	$705	$1,668	$11	$55,971,090	$231,651	$(10,516,519)	$45,732,704	$4,209,810	$1,664,876	$51,607,390
Common stock issued (transferred)	89	280	(22)	35	9	667,177	—	—	667,568	—	—	667,568
Reduction in accrual for offering costs, net	—	—	—	—	—	33,780	—	—	33,780	—	—	33,780
Distribution reinvestment	77	138	4	8	—	330,588	—	—	330,815	—	—	330,815
Common stock/units repurchased	(413)	(1,739)	(22)	(73)	—	(3,270,486)	—	—	(3,272,733)	—	(166,449)	(3,439,182)
Amortization of compensation awards	—	64	—	—	—	6,354	—	—	6,418	—	2,808	9,226
Net income ($1,199 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	754,934	754,934	(68,060)	23,275	710,149
Other comprehensive income ($68 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	197,962	—	197,962	38,453	5,672	242,087
Distributions declared on common stock ($0.1664 gross per share)	—	—	—	—	—	—	—	(700,072)	(700,072)	—	—	(700,072)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	38,920	9,987	48,907
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(7,949)	—	—	(7,949)	(51,950)	(21,816)	(81,715)
Allocation to redeemable non-controlling interests	—	—	—	—	—	7,339	—	—	7,339	—	—	7,339
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued (transferred)	87	363	(44)	16	6	1,043,615	—	—	1,044,043	—	—	1,044,043
Reduction in accrual for offering costs, net	—	—	—	—	—	100,649	—	—	100,649	—	—	100,649
Distribution reinvestment	148	233	7	17	—	572,539	—	—	572,944	—	51,732	624,676
Common stock/units repurchased	(1,257)	(2,896)	(50)	(138)	—	(6,129,619)	—	—	(6,133,960)	—	(109,082)	(6,243,042)
Amortization of compensation awards	—	361	—	—	—	35,701	—	—	36,062	—	5,408	41,470
Net loss ($2,600 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(651,512)	(651,512)	(66,584)	(31,381)	(749,477)
Other comprehensive income ($94 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	112,211	—	112,211	28,145	5,912	146,268
Distributions declared on common stock and OP Units ($0.3307 gross per share/unit)	—	—	—	—	—	—	—	(1,203,879)	(1,203,879)	—	(73,555)	(1,277,434)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	134,700	405,732	540,432
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(73,310)	—	(73,310)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(92,120)	—	—	(92,120)	(203,050)	—	(295,170)
Allocation to redeemable non-controlling interests	—	—	—	—	—	20,068	—	—	20,068	—	—	20,068
Balance at June 30, 2024	$13,860	$22,091	$505	$1,443	$27	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	202	6,193	(29)	(2,415)	20	6,101,809	—	—	6,105,780	—	—	6,105,780
Reduction in accrual for offering costs, net	—	—	—	—	—	370,193	—	—	370,193	—	—	370,193
Distribution reinvestment	156	266	8	30	—	675,005	—	—	675,465	—	—	675,465
Common stock/units repurchased	(755)	(3,526)	(40)	(191)	—	(6,611,140)	—	—	(6,615,652)	—	(212,433)	(6,828,085)
Amortization of compensation awards	—	137	—	—	—	13,579	—	—	13,716	—	4,922	18,638
Net income ($763 of net loss allocated to redeemable non-controlling interests)	—	—	—	—	—	—	—	153,879	153,879	(141,156)	4,529	17,252
Other comprehensive income ($303 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	35,685	—	35,685	6,580	1,566	43,831
Distributions declared on common stock ($0.3327 gross per share)	—	—	—	—	—	—	—	(1,419,517)	(1,419,517)	—	—	(1,419,517)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	128,852	297,336	426,188
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(2,415)	—	—	(2,415)	(105,998)	(44,159)	(152,572)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(21,632)	—	—	(21,632)	—	—	(21,632)
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292
 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(752,077)	$16,489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Management fee	367,776	434,503
Impairment of investments in real estate	183,758	117,715
Depreciation and amortization	1,802,542	1,987,021
Net gain on dispositions of real estate	(282,444)	(789,827)
Loss on extinguishment of debt	52,052	8,541
Unrealized (gain) loss on fair value of financial instruments	(365,470)	23,711
Loss (income) from unconsolidated entities	62,356	(534,624)
Distributions of earnings from unconsolidated entities	113,931	157,088
Other items	(44,531)	140,298
Change in assets and liabilities:
Increase in other assets	53,128	(73,289)
Increase in due to affiliates	19,746	(2,464)
Decrease in other liabilities	(58,450)	20,888
Net cash provided by operating activities	1,152,317	1,506,050
Cash flows from investing activities:
Acquisitions of real estate	—	(36,667)
Capital improvements to real estate	(529,664)	(698,398)
Proceeds from disposition of real estate	2,081,578	2,872,916
Investment in unconsolidated entities	(316,194)	(270,045)
Dispositions of and return of capital from unconsolidated entities	772,571	1,811,738
Purchase of investments in real estate debt	(50,078)	(122,827)
Proceeds from sale/repayment of investments in real estate debt	1,393,750	607,718
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	410,492	113,417
Collateral (posted) released under derivative contracts	(7,750)	10,295
Other investing activities	27,911	29,244
Net cash provided by investing activities	3,782,616	4,317,391
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	11,654,277	2,369,075
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(10,055,756)	(5,688,534)
Borrowings under secured financings of investments in real estate debt	222,787	176,678
Repayments of secured financings of investments in real estate debt	(886,810)	(410,331)
Borrowings under unsecured revolving credit facilities and term loans	1,490,000	—
Repayments of unsecured revolving credit facilities and term loans	(990,000)	—
Payment of deferred financing costs	(166,601)	(44,350)
Sales of senior obligations of consolidated securitization vehicles	70,898	77,528
Repayments of senior obligations of consolidated securitization vehicles	(377,845)	(105,193)
Proceeds from issuance of common stock	885,158	5,394,423
Subscriptions received in advance	98,837	107,215
Offering costs paid	(106,775)	(118,884)
Distributions	(646,548)	(743,629)
Repurchase of common stock	(5,903,091)	(6,139,742)
Contributions from redeemable non-controlling interest	1,002	173
Distributions to and redemption of redeemable non-controlling interest	(7,329)	(2,637)
Redemption of affiliate service provider incentive compensation awards	(879)	(141)
Contributions from non-controlling interests	7,709	19,220
Distributions to and redemptions of non-controlling interests	(330,505)	(312,637)
Net cash used in financing activities	(5,041,471)	(5,421,766)
Net change in cash and cash equivalents and restricted cash	(106,538)	401,675
Cash, cash equivalents and restricted cash, beginning of period	2,695,020	2,254,492
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(1,530)	(30)
Cash, cash equivalents and restricted cash, end of period	$2,586,952	$2,656,137
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,629,851	$1,866,185
Restricted cash	957,101	789,952
Total cash, cash equivalents and restricted cash	$2,586,952	$2,656,137

Non-cash investing and financing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$—	$1,295
Issuance of Class I shares for settlement of joint venture promote liability	$43,219	$—
Issuance of BREIT OP units for settlement of joint venture promote liability	$36,499	$—
Accrued capital expenditures and acquisition related costs	$2,033	$2,287
Accrued distributions	$—	$574
Change in accrued stockholder servicing fee due to affiliate	$(208,207)	$(490,124)
Redeemable non-controlling interest issued as settlement of performance participation allocation	$15,370	$—
Issuance of Class B units and Class I shares for payment of management fees	$372,061	$435,305
Exchange of redeemable non-controlling interest for Class I or Class C shares	$—	$65,313
Exchange of redeemable non-controlling interest for Class I or Class B units	$—	$278,990
Allocation to redeemable non-controlling interest	$20,068	$21,632
Distribution reinvestment	$624,676	$675,465
Accrued repurchases	$808,612	$654,248
Conversion of equity securities to investments in unconsolidated entities	$396,120	$—
Collateral used in repayment of mortgage payable	$23,414	$—
Receivable for proceeds from disposition of real estate	$1,016	$—
Receivable for unsettled investments in real estate debt	$16,819	$4,311
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$—	$6,707
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$211,768	$335,092
Other assets	$705	$(9,031)
Mortgage loans, net	$(88,722)	$(126,208)
Other liabilities	$(11,405)	$(22,444)
Non-controlling interests attributable to third party joint ventures	$(34,126)	$(109,568)

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, including non-U.S. persons, and to other persons, as described in the Company’s prospectus. In addition, the Company may conduct one or more private offerings of Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, and to other persons, as described in the Company’s prospectus. Any such private offering will be exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares on a monthly basis. As of June 30, 2024, the Company had received aggregate net proceeds of $75.8 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings.
As of June 30, 2024, the Company owned, in whole or in part, 4,733 properties and 64,324 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in income (loss) from investments in real estate debt of $26.4 million for the three months ended June 30, 2023 have been reclassified to (loss) income from interest rate derivatives and interest expense, net in the amounts of $(47.7) million and $74.1 million, respectively, to conform to the current period presentation. For the six months ended June 30, 2023, certain amounts in the Company’s prior period Condensed

Consolidated Statements of Operations included in income (loss) from investments in real estate debt of $15.9 million have been reclassified to (loss) income from interest rate derivatives and interest expense, net in the amounts of $(69.6) million and $85.5 million, respectively, to conform to the current period presentation.
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
As of June 30, 2024, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $48.7 billion and $35.7 billion, respectively, compared to $50.3 billion and $37.4 billion, respectively, as of December 31, 2023. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2024 and December 31, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
For CMBS securitizations the Company consolidates, it has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the securitizations using the fair value of such financial liabilities, which it considers more observable than the fair value of such financial assets.
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). As of December 31, 2023, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2024, there were no such equity securities.
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows and discounting them back to the present value using weighted average cost of debt. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3. The Company discloses the weighted average cost of capital, which combines the discount rate on the fair value of real estate and the weighted average cost of debt on the fair value of the indebtedness, and exit capitalization rate as key Level 3 inputs.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$4,338,199	$1,002,279	$5,340,478	$—	$5,548,920	$1,241,712	$6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	—	16,132,944	—	16,132,944	—	16,331,578	—	16,331,578
Equity securities(2)	—	—	—	—	62,333	273,600	—	335,933
Investments in unconsolidated entities	—	331,858	3,664,129	3,995,987	—	549,138	3,672,455	4,221,593
Interest rate and foreign currency hedging derivatives(2)	—	2,533,282	—	2,533,282	—	2,160,266	—	2,160,266
Total	$—	$23,336,283	$4,666,408	$28,002,691	$62,333	$24,863,502	$4,914,167	$29,840,002

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$14,632,231	$—	$14,632,231	$—	$14,777,146	$—	$14,777,146
Interest rate and foreign currency hedging derivatives(3)	—	22,874	—	22,874	—	34,236	—	34,236
Total	$—	$14,655,105	$—	$14,655,105	$—	$14,811,382	$—	$14,811,382
(1)Excludes $218.0 million of investments measured at fair value using NAV as a practical expedient that are not classified in the fair value hierarchy.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2023	$1,241,712	$3,672,455	$4,914,167
Purchases and contributions	18,750	97,720	116,470
Sales and repayments	(255,204)	—	(255,204)
Distributions received	—	(68,158)	(68,158)
Included in net income (loss)
Loss from unconsolidated entities measured at fair value	—	(37,888)	(37,888)
Realized loss	(2,528)	—	(2,528)
Unrealized loss	(451)	—	(451)
Balance as of June 30, 2024	$1,002,279	$3,664,129	$4,666,408

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,002,279	Yield method	Market yield	10.4%	Decrease
Investments in unconsolidated entities	$3,664,129	Discounted cash flow	Weighted average cost of capital	7.8%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,241,712	Yield method	Market yield	10.1%	Decrease
Investments in unconsolidated entities	$3,672,455	Discounted cash flow	Weighted average cost of capital	7.7%	Decrease
			Exit capitalization rate	5.2%	Decrease
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
During the three months ended June 30, 2024, the Company recognized an aggregate $75.6 million of impairment charges related to two student housing properties, one industrial property, and various single family rental homes. The impairments reduced the GAAP carrying amount of such investments to their fair value, and were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $125.8 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.1% to 10.0%, and the exit capitalization rate (Level 3), which ranged from 5.0% to 7.1%.
Additionally, during the three months ended June 30, 2024, the Company recognized an aggregate $42.4 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The significant unobservable input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of June 30, 2024 and December 31, 2023, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $1.1 billion and $1.3 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
Refer to Note 10 for additional information on the awards issued to certain employees of the affiliate portfolio companies. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2023	For the Six Months Ended June 30, 2024			June 30, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$8,284	$—	$—	$(2,164)	$6,120	1.7 years
2023	15,413	—	—	(5,011)	10,402	2.0 years
2024	—	—	26,997	(4,500)	22,497	2.8 years
Total	$23,697	$—	$26,997	$(11,675)	$39,019
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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has not early adopted ASU 2023-07 and does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$75,770,696	$78,214,115
Land and land improvements	17,215,458	17,835,688
Furniture, fixtures and equipment	2,415,431	2,389,383
Right of use asset - operating leases(1)	1,063,614	1,093,479
Right of use asset - financing leases(1)	72,862	72,862
Total	96,538,061	99,605,527
Accumulated depreciation and amortization	(9,675,088)	(8,526,517)
Investments in real estate, net	$86,862,973	$91,079,010
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the six months ended June 30, 2024.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	21	$682,826	$32,825	54	$1,202,800	$77,246
Industrial properties	17	366,269	121,900	31	692,150	185,441
Retail properties	9	161,105	21,165	10	187,644	19,757
Total	47	$1,210,200	$175,890	95	$2,082,594	$282,444

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Hospitality properties	2	$817,083	$300,151	7	$914,637	$311,111
Rental Housing properties(2)	31	766,034	290,272	73	1,419,804	396,060
Industrial properties	8	424,808	73,958	12	434,025	75,563
Retail properties	3	90,066	4,443	4	104,450	7,093
Total	44	$2,097,991	$668,824	96	$2,872,916	$789,827
(1)For the three months ended June 30, 2024, net gain includes gains of $201.0 million and losses of $25.1 million. For the six months ended June 30, 2024, net gain includes gains of $313.6 million and losses of $31.2 million. For the three months ended June 30, 2023, net gain includes gains of $678.3 million and losses of $9.5 million. For the six months ended June 30, 2023, net gain includes gains of $833.9 million and losses of $44.1 million.
(2)The number of properties excludes single family rental homes sold.

Properties Held-for-Sale
As of June 30, 2024, 35 properties in the rental housing segment, one property in the industrial segment, and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	June 30, 2024
Investments in real estate, net	$1,645,097
Other assets	7,446
Total assets	$1,652,543

Liabilities:
Mortgage loans, net	$301,131
Other liabilities	52,882
Total liabilities	$354,013
Impairment
During the three months ended June 30, 2024, the Company recognized an aggregate $118.0 million of impairment charges including (i) $75.6 million related to two student housing properties, one industrial property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $42.4 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the six months ended June 30, 2024, the Company recognized an aggregate $183.8 million of impairment charges including (i) $112.1 million related to three student housing properties, two affordable housing properties, one industrial property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $71.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended June 30, 2023, the Company recognized an aggregate $105.2 million of impairment charges related predominantly to one office property and to a lesser extent affordable housing properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period.
During the six months ended June 30, 2023, the Company recognized an aggregate $117.7 million of impairment charges including (i) $105.2 million related predominantly to one office property and to a lesser extent affordable housing properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $12.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2024
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	97	35.7%	$1,607,156
Rental Housing investments(2)	Rental Housing	14	10	12.2% - 57.3%	812,546
Hospitality investment	Hospitality	1	196	30.0%	288,385
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	245,431
Retail investments	Retail	2	7	50.0%	91,046
Total unconsolidated entities carried at historical cost		21	366		3,044,564
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,071	12.4% - 85.0%	3,183,464
Office investments	Office	1	1	49.0%	480,665
Rental Housing investments(5)	Rental Housing	2	11	11.6%	331,858
Total unconsolidated entities carried at fair value		14	2,083		3,995,987
Total		35	2,449		$7,040,551
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,543 single family rental homes that are not included in the number of properties.
(3)Includes $245.4 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(5)On May 1, 2024, the Company alongside another Blackstone-advised investment vehicle formed a joint venture that acquired all of the outstanding common shares of Tricon Residential Inc. (“Tricon”) for a total equity transaction value of $3.5 billion. As part of the transaction, the Company converted its prior investment in common and preferred stock of Tricon to an interest in the newly formed joint venture, which is recorded under investments in unconsolidated entities. The book value of $331.9 million represents the value of the Company’s interest in the Tricon joint venture. The number of properties excludes 37,252 single family rental homes.

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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

		For the Three Months Ended June 30,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(8,396)	$(4,949)
Rental Housing investments	Rental Housing	(5,268)	(2,647)
Hospitality investment	Hospitality	(800)	1,674
Industrial investments	Industrial	(2,145)	(1,637)
Retail investments	Retail	(579)	855
Total unconsolidated entities carried at historical cost		(17,188)	(6,704)
Unconsolidated entities carried at fair value:
Industrial investments(1)	Industrial	(28,308)	90,851
Data Center investments	Data Centers	—	(18)
Office investments	Office	7,743	5,837
Rental Housing investments	Rental Housing	(245)	—
Total unconsolidated entities carried at fair value		(20,810)	96,670
Total		$(37,998)	$89,966
(1)On May 25, 2023, the Company sold its 7.9% interest in a logistics business to an affiliate of Blackstone for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.

		For the Six Months Ended June 30,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$15,986	$(48,519)
Rental Housing investments	Rental Housing	(13,878)	(15,147)
Hospitality investment	Hospitality	(5,105)	(714)
Industrial investments	Industrial	(2,466)	(5,935)
Retail investments	Retail	(1,728)	(375)
MGM Grand & Mandalay Bay(1)	Net Lease	—	432,528
Total unconsolidated entities carried at historical cost		(7,191)	361,838
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	(50,810)	183,444
Data Center investments(3)	Data Centers	(17,698)	3,435
Office investments	Office	13,588	(14,093)
Rental Housing investments	Rental Housing	(245)	—
Total unconsolidated entities carried at fair value		(55,165)	172,786
Total		$(62,356)	$534,624
(1)On January 9, 2023, the Company sold its 49.9% interest in MGM Grand Las Vegas and Mandalay Bay Resort for cash consideration of $1.3 billion, resulting in a gain on sale of $430.4 million.
(2)On May 25, 2023, the Company sold its 7.9% interest in a logistics business to an affiliate of Blackstone for cash consideration of $547.0 million, resulting in a realized gain of $37.1 million.
(3)On March 27, 2024, the Company sold its remaining 8.8% interest in a digital towers joint venture for cash consideration of $531.4 million, resulting in a realized loss on sale of $17.4 million, which was primarily driven by transaction costs.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	6/20/2032	$4,367,782	$4,345,662	$4,082,103
RMBS	4.1%	1/17/2059	207,486	202,765	152,827
Corporate bonds	4.9%	6/7/2028	55,699	56,092	50,931
Total real estate securities	9.0%	5/15/2033	4,630,967	4,604,519	4,285,861
Commercial real estate loans	+6.4%	5/17/2027	903,106	904,636	895,049
Other investments(5)(6)	5.7%	9/21/2029	388,055	364,090	377,578
Total investments in real estate debt	9.0%	2/27/2032	$5,922,128	$5,873,245	$5,558,488

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/16/2032	$5,342,253	$5,316,300	$4,933,372
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.8%	8/28/2033	5,729,058	5,695,427	5,232,240
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,752
Total investments in real estate debt	8.8%	3/26/2032	$7,329,314	$7,263,705	$6,790,632

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
(2)The symbol “+” refers to the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.6 billion as of both June 30, 2024 and December 31, 2023.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2024			December 31, 2023
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,116,325	$2,056,390	37%	$2,556,000	$2,429,510	36%
Rental Housing(2)	1,879,230	1,803,440	32%	2,081,681	1,954,601	29%
Net Lease	857,871	860,422	15%	950,174	941,125	14%
Hospitality	439,644	425,131	8%	899,669	869,858	13%
Office	378,668	223,070	4%	417,846	252,754	4%
Other	149,143	144,802	3%	297,394	288,748	4%
Diversified	52,364	45,233	1%	60,941	54,036	—%
Total	$5,873,245	$5,558,488	100%	$7,263,705	$6,790,632	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2024			December 31, 2023
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$—	$—	—%	$77,200	$76,019	1%
A	77,200	75,395	1%	84,021	81,783	1%
BBB	775,967	773,040	14%	868,440	850,277	13%
BB	870,909	823,743	15%	1,356,535	1,229,290	18%
B	723,830	656,745	12%	1,045,548	931,583	14%
CCC and below	136,137	40,589	1%	89,771	42,032	1%
Private commercial real estate loans	904,636	895,049	16%	1,200,548	1,196,640	18%
Not rated(2)	2,384,566	2,293,927	41%	2,541,642	2,383,008	34%
Total	$5,873,245	$5,558,488	100%	$7,263,705	$6,790,632	100%
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
(2)As of June 30, 2024, not rated positions have a weighted-average loan-to-value (“LTV”) at origination of 58%, are primarily composed of 55% industrial and 41% rental housing assets, and include interest-only securities with a fair value of $6.9 million.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$155,392	$181,279	$334,230	$355,025
Unrealized gain	30,977	64,322	125,369	67,362
Realized loss	(27,414)	(16,335)	(38,350)	(17,358)
Total	158,955	229,266	421,249	405,029
Net realized and unrealized gain (loss) on derivatives	841	(1,549)	4,961	(7,118)
Net realized and unrealized gain (loss) on secured financings of investments in real estate debt	1,404	(2,743)	6,846	(8,626)
Other expense	(4,125)	(136)	(7,788)	(482)
Total income from investments in real estate debt	$157,075	$224,838	$425,268	$388,803

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in affiliated real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
CMBS	$899,130	$1,525,134	$27,676	$50,691	$89,386	$74,588
Commercial real estate loans	466,120	557,549	11,516	33,097	26,293	68,183
Total	$1,365,250	$2,082,683	$39,192	$83,788	$115,679	$142,771
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
As of June 30, 2024 and December 31, 2023, the Company’s investments in real estate debt also included $1.8 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and six months ended June 30, 2024, the Company recognized $50.3 million and $139.0 million of income, respectively, related to such CMBS. During the three and six months ended June 30, 2023, the Company recognized $83.3 million and $121.1 million of income, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	June 30, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,140,845	$16,132,944	6.3%	2/5/2026
Senior obligations of consolidated securitization vehicles	21	14,529,830	14,632,231	6.1%	2/19/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,611,015	$1,500,713	7.7%	10/5/2025

	December 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,551,341	$16,331,578	6.3%	11/21/2025
Senior obligations of consolidated securitization vehicles	21	14,835,899	14,777,146	6.1%	12/09/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,715,442	$1,554,432	7.8%	6/22/2025

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2024			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	7/28/2029	N/A	$23,245,936	$23,872,148
Variable rate loans:
Variable rate mortgages and secured term loans	+2.5%	10/27/2027	N/A	33,750,433	32,316,849
Variable rate warehouse facilities(5)	+2.0%	7/31/2025	$4,008,497	3,046,431	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/21/2027	$3,799,919	3,799,919	2,489,784
Total variable rate loans	+2.4%	8/21/2027		40,596,783	38,348,176
Total loans secured by real estate	6.3%	5/4/2028		63,842,719	62,220,324
(Discount) premium on assumed debt, net				(103,138)	(103,828)
Deferred financing costs, net				(468,078)	(422,818)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$63,271,503	$61,693,678
(1)“+” refers to the relevant floating benchmark rates, which include SOFR, Canadian Dollar Offer Rate (“CDOR”), and EURIBOR as applicable to each loan. As of June 30, 2024, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.3 billion and interest rate caps with an aggregate notional balance of $10.7 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $303.7 million and $293.3 million of loans related to investments in affordable housing properties as of June 30, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of June 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$1,106,331
2025	5,010,275
2026	15,068,400
2027	19,870,218
2028	4,893,243
2029	10,279,806
Thereafter	7,614,446
Total	$63,842,719

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $21.4 million and $52.1 million for the three and six months ended June 30, 2024, respectively. The Company incurred a net realized loss on extinguishment of debt of $3.3 million and $8.5 million, for the three and six months ended June 30, 2023, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2024, the Company was in compliance with all of its loan covenants.

8. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time-to-time, and may require the Company to provide additional collateral in the form of cash, securities, or other assets if the market value of such financed investments declines.
As of June 30, 2024 and December 31, 2023, the Company’s secured financings of investments in real estate debt was $3.7 billion and $4.4 billion, respectively. As of June 30, 2024, the secured financings had a weighted average maturity date of July 16, 2025, and a weighted average interest rate of +1.4% over the relevant floating benchmark rates of the applicable financings, which include SOFR, EURIBOR, and SONIA.
As of June 30, 2024 and December 31, 2023, the Company had interest rate swaps outstanding with a notional value of $0.5 billion and $0.6 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of December 1, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of June 30, 2024 and December 31, 2023, the maximum capacity of the credit facilities was $5.7 billion and $5.6 billion, respectively. As of June 30, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $500.0 million. As of December 31, 2023, there were no such outstanding borrowings.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both June 30, 2024 and December 31, 2023, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2025, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third-party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$753,447	$961,654
Performance participation allocation	—	—
Accrued management fee	59,220	63,505
Accrued affiliate service provider expenses	26,766	5,283
Other	903	2,641
Total	$840,336	$1,033,083
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

For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall in the amount of $74.9 million (the “2022 Quarterly Shortfall”). The 2022 Quarterly Shortfall and the related interest of $4.8 million was satisfied with the $105.0 million performance participation accrual for the three months ended March 31, 2024, resulting in a net performance participation allocation payable of $25.3 million as of March 31, 2024. During the three months ended June 30, 2024, the Company issued 1.1 million Class I units of BREIT OP, valued at $15.4 million, to the Special Limited Partner as partial payment of the net performance participation allocation earned by the Special Limited Partner as of March 31, 2024.
During the three and six months ended June 30, 2024, the Company’s total return did not exceed the year-to-date hurdle amount and the 2023 loss carryforward amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). As such, during the three months ended June 30, 2024, the Company reversed the $105.0 million performance participation allocation accrual recorded during the three months ended March 31, 2024. As of June 30, 2024, the 2024 Shortfall Obligation of $105.0 million, net of $9.9 million of the performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2024, the Company accrued interest income of $1.0 million, related to the 2022 Quarterly Shortfall. During the three months ended June 30, 2024, the Company did not record any such interest income because the 2022 Quarterly Shortfall was no longer outstanding. During the three and six months ended June 30, 2023, the Company accrued interest income of $0.9 million and $1.9 million, respectively, related to the 2022 Quarterly Shortfall. During the three and six months ended June 30, 2023, the Company’s total return did not exceed the hurdle amount and, as a result, no performance participation allocation expense was recognized.
As of August 9, 2024, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $2.9 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.4 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and six months ended June 30, 2024, the Company incurred management fees of $180.7 million, and $367.8 million, respectively. During the three and six months ended June 30, 2023, the Company incurred management fees of $213.4 million, and $434.5 million, respectively.
During the six months ended June 30, 2024, the Company issued 26.3 million units of BREIT OP to the Adviser as payment for management fees. During the six months ended June 30, 2023, the Company issued 24.8 million unregistered Class I shares, to the Adviser as payment for management fees. The Company also had a payable of $59.2 million and $63.5 million related to the management fees as of June 30, 2024 and December 31, 2023, respectively. During July 2024, the Adviser was issued 4.2 million units of BREIT OP as payment for the management fees accrued as of June 30, 2024. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three and six months ended June 30, 2024 and 2023.
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
The following tables detail the amounts incurred for affiliate service providers ($ in thousands):

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Link Logistics Real Estate Holdco LLC	$31,578	$30,381	$5,122	$2,075	$364	$400
LivCor, LLC	22,922	24,247	6,047	2,247	2,510	3,097
ShopCore Properties TRS Management LLC	8,727	7,622	112	146	1,167	328
Revantage Corporate Services, LLC	7,433	6,475	2,129	57	—	—
BRE Hotels and Resorts LLC	3,177	4,878	315	176	—	—
EQ Management, LLC	1,676	1,028	58	60	5	—
Beam Living	895	614	334	124	—	—
Longview Senior Housing, LLC	253	609	—	—	—	—
	$76,661	$75,854	$14,117	$4,885	$4,046	$3,825

	Affiliate Service Provider Expenses		Amortization of Affiliate Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Link Logistics Real Estate Holdco LLC	$59,110	$61,331	$11,104	$3,704	$816	$680
LivCor, LLC	50,651	50,198	11,552	4,045	4,480	5,422
ShopCore Properties TRS Management LLC	17,568	16,465	646	240	1,518	665
Revantage Corporate Services, LLC	11,028	12,207	4,404	94	—	—
BRE Hotels and Resorts LLC	6,324	9,123	824	263	—	—
EQ Management, LLC	3,258	2,351	116	106	5	29
Beam Living	1,716	1,182	729	138	—	—
Longview Senior Housing, LLC	510	1,082	—	—	—	—
	$150,165	$153,939	$29,375	$8,590	$6,819	$6,796
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the affiliate portfolio company service providers receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2023	For the Six Months Ended June 30, 2024			June 30, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of unvested awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$10,872	$—	$—	$(5,408)	$5,464	0.5 years
2022	18,825	—	—	(5,360)	13,465	1.4 years
2023	36,637	—	—	(9,159)	27,478	2.0 years
2024	—	—	56,835	(9,448)	47,387	2.8 years
	$66,334	$—	$56,835	$(29,375)	$93,794
Other
As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance due to the Adviser of $0.9 million and $2.6 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course.

Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties, and third-parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third-party is paying all or a material portion of the premium, or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related expense offset to the Company.
During the three and six months ended June 30, 2024, the Company paid LNLS $7.6 million and $14.5 million, respectively, for title services related to certain investments, and such costs were included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended June 30, 2024, the Company did not contribute capital to the captive insurance company owned by it and other Blackstone-advised investment vehicles. During the six months ended June 30, 2024, the Company received a net refund of $0.3 million related to insurance premiums previously paid to the captive insurance company. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
During the three and six months ended June 30, 2023, the Company contributed $3.5 million and $3.3 million, respectively, of capital to the captive insurance company. Of these amounts, $0.1 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to the captive insurance company.
Other
As of June 30, 2024 and December 31, 2023, the Company had a receivable of $52.5 million and $46.5 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	June 30, 2024	December 31, 2023
Interest rate and foreign currency hedging derivatives	$2,533,282	$2,160,266
Held-for-sale assets	1,652,543	453,823
Intangible assets, net	1,021,123	1,146,840
Straight-line rent receivable	744,213	665,747
Receivables, net	729,796	793,651
Single family rental homes risk retention securities	300,718	300,718
Deferred leasing costs, net	147,320	141,526
Prepaid expenses	114,509	178,140
Due from affiliate(1)	95,024	78,671
Deferred financing costs, net	57,101	62,651
Equity securities(2)	—	335,933
Other	232,051	245,260
Total	$7,627,680	$6,563,226
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
(2)Refer to Note 4 investments in unconsolidated entities for additional information.
The following table details the components of other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Stock repurchases payable	$808,612	$574,958
Right of use lease liability - operating leases	612,586	643,803
Accrued interest expense	395,772	395,814
Accounts payable and accrued expenses	388,056	427,744
Liabilities related to held-for-sale assets	354,013	282,350
Real estate taxes payable	347,260	327,947
Tenant security deposits	223,041	228,994
Intangible liabilities, net	210,681	244,596
Distribution payable	206,341	222,174
Prepaid rental income	131,684	232,447
Subscriptions received in advance	98,837	113,764
Right of use lease liability - financing leases	78,898	78,257
Securitized debt obligations, net	40,118	47,172
Interest rate and foreign currency hedging derivatives	22,874	34,236
Other	137,011	124,409
Total	$4,055,784	$3,978,665

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,331,783	$(808,117)	$523,666
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	59,909	(35,337)	24,572
Other intangibles	379,666	(90,863)	288,803
Total intangible assets	$1,955,440	$(934,317)	$1,021,123

Intangible liabilities
Below-market lease intangibles	419,432	(208,751)	210,681
Total intangible liabilities	$419,432	$(208,751)	$210,681

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,641,489	$(1,007,698)	$633,791
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	61,888	(32,800)	29,088
Other intangibles	377,319	(77,440)	299,879
Total intangible assets	$2,264,778	$(1,117,938)	$1,146,840

Intangible liabilities
Below-market lease intangibles	441,391	(196,795)	244,596
Total intangible liabilities	$441,391	$(196,795)	$244,596
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$71,457	$3,447	$15,719	$(25,187)
2025	119,928	5,898	31,058	(44,846)
2026	92,130	4,529	30,013	(36,325)
2027	67,714	3,235	27,653	(25,621)
2028	51,682	2,386	26,016	(19,568)
2029	37,828	1,730	23,379	(14,648)
Thereafter	82,927	3,347	134,965	(44,486)
Total	$523,666	$24,572	$288,803	$(210,681)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	June 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	20	$6,317,707	2.6%	SOFR	4.1
Derivatives not designated as hedging instruments
Interest rate caps - property debt	164	10,694,706	7.7%	SOFR	0.9
Interest rate swaps - property debt	51	26,015,600	1.4%	SOFR, EURIBOR	3.5
Interest rate swaps - secured financings of investments in real estate debt	15	495,415	3.6%	SOFR	6.1
Total		$37,205,721
	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps - property debt	21	$6,386,770	2.6%	SOFR	4.6
Derivatives not designated as hedging instruments
Interest rate caps - property debt	153	9,580,354	5.8%	SOFR	0.5
Interest rate swaps - property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.5
Interest rate swaps - secured financings of investments in real estate debt	17	581,915	3.4%	SOFR	6.6
Total		$36,177,869

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2024		December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	7	€77,145	9	€139,913
Buy USD / Sell GBP Forward	6	£45,832	9	£57,377
Buy EUR / Sell USD Forward	3	€5,738	2	€10,421
Buy GBP / Sell USD Forward	2	£835	—	£—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps - property debt	$355,466	$246,350	$—	$1,320
Total derivatives designated as hedging instruments	355,466	246,350	—	1,320
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	26,638	31,134	16,689	17,020
Interest rate swaps - property debt	2,137,781	1,874,065	—	—
Interest rate swaps - secured financings of investments in real estate debt	12,204	8,643	5,556	12,210
Foreign currency forward contracts	1,193	74	629	3,686
Total derivatives not designated as hedging instruments	2,177,816	1,913,916	22,874	32,916
Total interest rate and foreign currency hedging derivatives	$2,533,282	$2,160,266	$22,874	$34,236
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $194.4 million and $189.7 million as of June 30, 2024 and December 31, 2023, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended June 30,
			2024	2023
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(41,792)	$546,438
Interest rate caps – property debt	Unrealized loss	(1)	(6,094)	(10,202)
Interest rate caps – property debt	Realized gain	(1)	31	—
Interest rate swap – secured financings of investments in real estate debt	Unrealized loss	(1)	(4,782)	(47,662)
Foreign currency forward contract	Realized gain (loss)	(2)	801	(1,960)
Foreign currency forward contract	Unrealized gain	(2)	40	411
Total			$(51,796)	$487,025
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain		3,946	172,012
Total			$(47,850)	$659,037

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Six Months Ended June 30,
			2024	2023
Included in Net Loss
Interest rate swap – property debt	Unrealized gain (loss)	(1)	$268,419	$(11,242)
Interest rate caps – property debt	Unrealized loss	(1)	(16,972)	(72,772)
Interest rate caps – property debt	Realized gain	(1)	542	—
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	10,573	(69,573)
Foreign currency forward contract	Realized gain (loss)	(2)	799	(17,094)
Foreign currency forward contract	Unrealized gain	(2)	4,162	9,977
Total			$267,523	$(160,704)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain		105,299	20,757
Total			$372,822	$(139,947)
(1)Included in (loss) income from interest rate derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in income from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and six months ended June 30, 2024, net gain of $45.6 million and $91.2 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of June 30, 2024, the Company was in a net liability position and posted collateral of $3.9 million with one of its counterparties as required under the derivative contracts. As of December 31, 2023, the Company was in a net liability position and posted collateral of $23.4 million with three of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2024, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2024(1)
	Class S	Class I	Class T	Class D	Class C	Total
March 31, 2024	1,437,425	2,312,708	55,050	151,324	2,246	3,958,753
Common stock issued(2)	6,012	36,352	(2,234)	1,324	493	41,947
Distribution reinvestment	7,327	11,484	340	838	—	19,989
Common stock repurchased	(64,738)	(151,382)	(2,662)	(9,162)	(13)	(227,957)
June 30, 2024	1,386,026	2,209,162	50,494	144,324	2,726	3,792,732
	Six Months Ended June 30, 2024(1)
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2023	1,488,197	2,402,959	59,246	154,794	2,136	4,107,332
Common stock issued(2)	8,719	72,480	(4,512)	1,572	603	78,862
Distribution reinvestment	14,855	23,302	702	1,694	—	40,553
Common stock repurchased	(125,745)	(289,579)	(4,942)	(13,736)	(13)	(434,015)
June 30, 2024	1,386,026	2,209,162	50,494	144,324	2,726	3,792,732
(1)As of June 30, 2024, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class T and Class D to Class I during the six months ended June 30, 2024.
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
For the six months ended June 30, 2024, the Company repurchased 434.0 million shares of common stock and 7.7 million units of BREIT OP for a total of $6.2 billion. During the months ended May 31, 2024 and June 30, 2024, the Company received repurchase requests that exceeded the applicable monthly and quarterly repurchase limits, respectively, under the Repurchase Plan, in each case by 0.9%. The Company’s majority independent board of directors exercised its discretion and approved repurchase requests exceeding the Repurchase Plan’s 2% of NAV monthly and 5% of NAV quarterly limits, as described above, and the Company fulfilled all repurchase requests for the months ended May 31, 2024 and June 30, 2024.
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
The following table details the aggregate distributions declared for each applicable class of common stock:(1)

	Three Months Ended June 30, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1653	$0.1653	$0.1653	$0.1653
Stockholder servicing fee per share of common stock	(0.0300)	—	(0.0296)	(0.0086)
Net distributions declared per share of common stock	$0.1353	$0.1653	$0.1357	$0.1567

	Six Months Ended June 30, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.3307	$0.3307	$0.3307	$0.3307
Stockholder servicing fee per share of common stock	(0.0601)	—	(0.0592)	(0.0173)
Net distributions declared per share of common stock	$0.2706	$0.3307	$0.2715	$0.3134
(1) Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV.
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at the beginning of the year	$351	$344,145
Settlement of prior quarter(s) performance participation allocation	15,370	—
Conversion to Class I and Class B units	—	(278,990)
Conversion to Class I and Class C shares	—	(65,313)
GAAP income allocation	(124)	1,919
Distributions	(60)	(1,300)
Fair value allocation	216	(104)
Ending balance	$15,753	$357
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of June 30, 2024 and December 31, 2023, $168.0 million and $197.2 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $19.2 million and $20.1 million, during the three and six months ended June 30, 2024, respectively, and $7.3 million and $21.6 million, during the three and six months ended June 30, 2023, respectively, to reflect their redemption value.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$1,765,926	$1,826,835	$3,580,530	$3,694,361
Variable lease payments	146,618	117,806	295,079	238,345
Rental revenue	$1,912,544	$1,944,641	$3,875,609	$3,932,706
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of June 30, 2024 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024 (remaining)	$910,933
2025	1,783,124
2026	1,646,575
2027	1,438,424
2028	1,215,884
2029	1,010,732
Thereafter	14,897,160
Total	$22,902,832

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2024, the Company had 94 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of June 30, 2024 ($ in thousands):

	Operating Leases	Financing Leases
2024 (remaining)	$19,820	$2,215
2025	36,293	4,386
2026	36,456	4,509
2027	36,772	4,635
2028	37,070	4,764
2029	37,199	5,164
Thereafter	2,098,046	554,168
Total undiscounted future lease payments	2,301,656	579,841
Difference between undiscounted cash flows and discounted cash flows	(1,689,070)	(500,943)
Total lease liability	$612,586	$78,898
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2024, the weighted average remaining lease term of the Company’s operating leases and financing leases was 59 years and 77 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed ground rent expense	$3,724	$3,820	$7,672	$7,848
Variable ground rent expense	8,084	6,831	16,319	12,825
Total cash portion of ground rent expense	11,808	10,651	23,991	20,673
Straight-line ground rent expense	5,352	5,520	10,686	10,923
Total operating lease costs	$17,160	$16,171	$34,677	$31,596
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on lease liabilities	$1,040	$1,024	$2,131	$2,048
Amortization of right-of-use assets	317	320	616	639
Total financing lease costs	$1,357	$1,344	$2,747	$2,687

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
The following table details the total assets by segment ($ in thousands):

	June 30, 2024	December 31, 2023
Rental Housing	$62,602,988	$64,665,680
Industrial	19,469,787	20,050,095
Net Lease	8,067,369	8,117,528
Office	2,866,234	2,945,455
Hospitality	2,791,268	2,867,166
Data Centers	2,440,729	2,927,807
Retail	2,281,566	2,505,146
Self Storage	734,161	739,743
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	21,887,275	23,264,164
Other (Corporate)	2,668,211	2,715,011
Total assets	$125,809,588	$130,797,795

The following table details the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,276,380	$356,620	$150,384	$42,733	$—	$13,356	$55,491	$17,580	$—	$1,912,544
Hospitality revenue	—	—	—	—	150,129	—	—	—	—	150,129
Other revenue	85,375	5,212	—	2,698	—	—	1,194	1,395	—	95,874
Total revenues	1,361,755	361,832	150,384	45,431	150,129	13,356	56,685	18,975	—	2,158,547
Expenses:
Rental property operating	732,169	119,108	660	15,643	—	2,594	23,533	9,004	—	902,711
Hospitality operating	—	—	—	—	101,969	—	—	—	—	101,969
Total expenses	732,169	119,108	660	15,643	101,969	2,594	23,533	9,004	—	1,004,680
(Loss) income from unconsolidated entities	(5,513)	(30,452)	—	7,743	(800)	(8,396)	(580)	—	—	(37,998)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	157,075	157,075
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	41,013	41,013
Income from investments in equity securities(1)	4,509	—	—	—	—	—	—	—	—	4,509
GAAP segment net income	$628,582	$212,272	$149,724	$37,531	$47,360	$2,366	$32,572	$9,971	$198,088	$1,318,466

Depreciation and amortization	$(570,934)	$(183,749)	$(51,878)	$(23,060)	$(22,990)	$(5,541)	$(24,529)	$(6,653)	$—	$(889,334)

General and administrative										(17,950)
Management fee										(180,655)
Performance participation allocation										104,966
Impairment of investments in real estate										(118,044)
Loss from interest rate derivatives										(52,637)
Net gain on dispositions of real estate										175,890
Interest expense, net										(857,855)
Loss on extinguishment of debt										(21,404)
Other expense(1)										(43,450)
Net loss										$(582,007)
Net loss attributable to non-controlling interests in third party joint ventures										$37,386
Net loss attributable to non-controlling interests in BREIT OP unitholders										26,122
Net loss attributable to BREIT stockholders										$(518,499)
(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $3.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,268,987	$351,188	$150,385	$48,001	$—	$12,959	$57,449	$55,672	$—	$1,944,641
Hospitality revenue	—	—	—	—	217,744	—	—	—	—	217,744
Other revenue	91,833	5,917	—	1,904	4,524	—	1,086	5,406	—	110,670
Total revenues	1,360,820	357,105	150,385	49,905	222,268	12,959	58,535	61,078	—	2,273,055
Expenses:
Rental property operating	717,790	107,869	774	14,362	—	2,524	23,969	29,710	12	897,010
Hospitality operating	—	—	—	—	147,589	—	—	—	—	147,589
Total expenses	717,790	107,869	774	14,362	147,589	2,524	23,969	29,710	12	1,044,599
(Loss) income from unconsolidated entities	(2,647)	89,214	—	5,837	1,674	(4,967)	855	—	—	89,966
Income from investments in real estate debt	—	—	—	—	—	—	—	—	224,838	224,838
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	62,685	62,685
Income from investments in equity securities(1)	30,927	—	—	—	—	—	—	—	—	30,927
GAAP segment net income	$671,310	$338,450	$149,611	$41,380	$76,353	$5,468	$35,421	$31,368	$287,511	$1,636,872

Depreciation and amortization	$(628,409)	$(193,248)	$(51,878)	$(24,971)	$(32,185)	$(5,470)	$(34,197)	$(17,278)	$—	$(987,636)

General and administrative										(17,122)
Management fee										(213,365)
Impairment of investments in real estate										(105,216)
Income from interest rate derivatives										488,574
Net gain on dispositions of real estate										668,824
Interest expense, net										(739,289)
Loss on extinguishment of debt										(3,283)
Other expense(1)										(19,409)
Net income										$708,950
Net loss attributable to non-controlling interests in third party joint ventures										$69,255
Net income attributable to non-controlling interests in BREIT OP unit holders										(23,271)
Net income attributable to BREIT stockholders										$754,934
(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $27.1 million of net unrealized gain related to equity securities.

The following table details the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$2,590,537	$723,678	$300,769	$85,842	$—	$26,436	$113,082	$35,265	$—	$3,875,609
Hospitality revenue	—	—	—	—	283,306	—	—	—	—	283,306
Other revenue	168,805	9,042	—	5,137	—	—	2,690	2,872	—	188,546
Total revenues	2,759,342	732,720	300,769	90,979	283,306	26,436	115,772	38,137	—	4,347,461
Expenses:
Rental property operating	1,473,115	241,602	1,326	30,205	—	5,003	47,601	17,315	—	1,816,167
Hospitality operating	—	—	—	—	193,884	—	—	—	—	193,884
Total expenses	1,473,115	241,602	1,326	30,205	193,884	5,003	47,601	17,315	—	2,010,051
(Loss) income from unconsolidated entities	(14,124)	(53,276)	—	13,588	(5,105)	(1,711)	(1,728)	—	—	(62,356)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	425,268	425,268
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	116,426	116,426
Income from investments in equity securities(1)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment net income	$1,333,585	$437,842	$299,443	$74,362	$84,317	$19,722	$66,443	$20,822	$541,694	$2,878,230

Depreciation and amortization	$(1,157,124)	$(371,767)	$(103,756)	$(47,748)	$(45,666)	$(11,082)	$(52,138)	$(13,261)	$—	$(1,802,542)

General and administrative										(34,300)
Management fee										(367,776)
Impairment of investments in real estate										(183,758)
Income from interest rate derivatives										262,562
Net gain on dispositions of real estate										282,444
Interest expense, net										(1,689,570)
Loss on extinguishment of debt										(52,052)
Other expense(1)										(45,315)
Net loss										$(752,077)
Net loss attributable to non-controlling interests in third party joint ventures										$69,059
Net loss attributable to non-controlling interests in BREIT OP unit holders										31,506
Net loss attributable to BREIT stockholders										$(651,512)

(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$2,580,964	$700,781	$300,769	$96,289	$—	$25,686	$117,871	$110,346	$—	$3,932,706
Hospitality revenue	—	—	—	—	418,965	—	—	—	—	418,965
Other revenue	175,686	13,030	—	3,781	7,686	—	2,247	6,894	—	209,324
Total revenues	2,756,650	713,811	300,769	100,070	426,651	25,686	120,118	117,240	—	4,560,995
Expenses:
Rental property operating	1,425,594	224,930	1,244	28,201	—	4,738	49,299	55,181	12	1,789,199
Hospitality operating	—	—	—	—	281,412	—	—	—	—	281,412
Total expenses	1,425,594	224,930	1,244	28,201	281,412	4,738	49,299	55,181	12	2,070,611
(Loss) income from unconsolidated entities	(15,147)	177,509	432,528	(14,093)	(714)	(45,084)	(375)	—	—	534,624
Income from investments in real estate debt	—	—	—	—	—	—	—	—	388,803	388,803
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	91,939	91,939
Income from investments in equity securities(1)	30,937	—	—	—	—	—	—	—	—	30,937
GAAP segment net income	$1,346,846	$666,390	$732,053	$57,776	$144,525	$(24,136)	$70,444	$62,059	$480,730	$3,536,687

Depreciation and amortization	$(1,263,750)	$(384,524)	$(103,756)	$(49,904)	$(65,033)	$(11,023)	$(73,203)	$(35,828)	$—	$(1,987,021)

General and administrative										(34,298)
Management fee										(434,503)
Impairment of investments in real estate										(117,715)
Loss from interest rate derivatives										(153,587)
Net gain on dispositions of real estate										789,827
Interest expense, net										(1,527,881)
Loss on extinguishment of debt										(8,541)
Other expense(1)										(46,479)
Net income										$16,489
Net loss attributable to non-controlling interests in third party joint ventures										$143,613
Net income attributable to non-controlling interests in BREIT OP unit holders										(6,223)
Net income attributable to BREIT stockholders										$153,879
(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $23.4 million of net unrealized gain related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

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
As of August 9, 2024, we had received cumulative net proceeds of $76.3 billion from the sale of 5.9 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of August 9, 2024, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Q2 2024 Highlights
Operating Results:
•Declared monthly net distributions totaling $0.6 billion for the three months ended June 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.8%	4.7%	3.9%	4.5%
Year-to-Date Total Return, without upfront selling commissions(2)	1.9%	2.4%	1.9%	2.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.5)%	n/a	(1.5)%	0.7%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.2%	10.2%	9.4%	10.0%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	8.7%	n/a	8.9%	9.7%
Investments
•Sold 21 rental housing properties, 17 industrial properties and nine retail properties for total net proceeds of $1.2 billion. We recognized a net realized gain of $57.9 million, net of the impairments recorded during the quarter, related to the disposition of such properties.
•Formed a joint venture alongside another Blackstone-advised investment vehicle that acquired all of the outstanding common shares of Tricon Residential Inc. (“Tricon”) for a total equity transaction value of $3.5 billion. As part of the transaction, we converted our prior investment in common and preferred stock of Tricon to an interest in the newly formed joint venture, which is recorded under investments in unconsolidated entities, and maintained our 11.6% ownership stake in Tricon.
Capital and Financing Activity:
•Raised $0.9 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended June 30, 2024. Repurchased $3.3 billion of our shares and units from investors during the three months ended June 30, 2024.
•Repaid a net $0.2 billion of financings during the three months ended June 30, 2024.
Current Portfolio:
•Our portfolio as of June 30, 2024 consisted of investments in real estate (94% based on fair value) and investments in real estate debt (6%).
•Our 4,733 properties(3) as of June 30, 2024 consisted primarily of Rental Housing (52% based on fair value), Industrial (25%), Data Centers (10%) and Net Lease (5%), and our real estate portfolio was primarily concentrated in the following regions: South (38%), West (30%) and East (19%).
•Our investments in real estate debt as of June 30, 2024 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(3)Excludes 64,324 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2024:

Investment Allocation[1]

Real Estate Debt
6%
Real Estate
94%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2024:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2024:

The select states highlighted represent BREIT’s top 4 states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third-party interests in such real estate investments. BREIT is invested in additional states that are not highlighted above.
As of June 30, 2024, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,733 properties and 64,324 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of June 30, 2024:

						Segment Revenue For the Six Months ended June 30,(6)
Segment	Number of Properties(1)	Sq. Feet (in thousands)/ Units/Keys(2)	Occupancy Rate(3)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(4)	Gross Asset Value(5) ($ in thousands)	2024 ($ in thousands)	2023 ($ in thousands)
Rental Housing(7)	1,046	296,570 units	94%	$20,273	$61,906,894	$2,806,194	$2,876,268
Industrial	3,163	435,082 sq. ft.	94%	$6.26	29,901,630	914,340	886,647
Data Centers	111	12,123 sq. ft.	100%	$14.98	11,931,458	249,852	214,594
Net Lease	2	15,409 sq. ft.	100%	N/A	5,538,697	300,769	301,745
Office	14	5,164 sq. ft.	99%	$42.21	3,273,545	140,429	146,103
Hospitality	248	33,897 keys	73%	$188.50/$138.41	2,967,657	340,242	486,854
Retail	69	9,734 sq. ft.	97%	$20.27	2,654,219	125,723	128,823
Self Storage	80	5,133 sq. ft.	87%	$14.24	852,152	38,137	117,240
Total	4,733		94%		$119,026,252	$4,915,686	$5,158,274

(1)Includes properties owned by unconsolidated entities. Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Excludes land under development related to our industrial investments and rental housing investments.
(3)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of June 30, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes as of June 30, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy weighting is measured as the gross asset value of real estate investments for each segment divided by the gross asset value of all real estate investments. Unconsolidated investments are excluded from occupancy rate calculations.
(4)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended June 30, 2024 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized June 30, 2024 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2024. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations.
(5)Measured as the total fair value of real estate investments for each sector, excluding the value of any third-party interests in such real estate investments.
(6)Segment revenue is determined in accordance with GAAP for the six months ended June 30, 2024 and includes our allocable share of revenues generated by unconsolidated entities.
(7)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2024:

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	92%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	93%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	95%
Aston Multifamily Portfolio	3	Various	Various	100%	576 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	93%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	93%
Carroll Florida Multifamily	1	Jacksonville & Orlando, FL	May 2018	100%	320 units	92%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Velaire at Aspera	1	Phoenix, AZ	July 2018	100%	286 units	93%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,752 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	89%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	10	Various	Feb. 2019	100%	2,675 units	94%
Elevation Plaza Del Rio	1	Phoenix, AZ	April 2019	90%	333 units	93%
Courtney at Universal Multifamily	1	Orlando, FL	April 2019	100%	355 units	92%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	100%	608 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	95%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	90%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Colorado 3-Pack	1	Denver, CO	May 2019	100%	300 units	93%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	91%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	91%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	93%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	94%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	95%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	93%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	91%
The Sixes Multifamily	1	Holly Springs, GA	Sept. 2020	100%	340 units	94%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	93%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Grizzly Multifamily Portfolio	1	Atlanta, GA	Oct. 2020	100%	425 units	96%
Jaguar Multifamily Portfolio	8	Various	Nov. & Dec. 2020	100%	2,950 units	93%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	96%

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
The View at Woodstock Multifamily	1	Woodstock, GA	Jan. 2021	100%	320 units	93%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	94%
Crest at Park Central Multifamily	1	Dallas, TX	April 2021	100%	387 units	95%
Rosery Multifamily Portfolio	1	Largo, FL	April 2021	100%	224 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	16	Various	Various	98%	6,409 units	94%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	90%
Charlotte Multifamily Portfolio	2	Various	June & Aug. 2021	100%	576 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	89%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	93%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	91%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	92%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	20	Various	Dec. 2021 & Jan. 2022	100%	6,342 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	92%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	95%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	92%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	96%
Rapids Multifamily Portfolio	37	Various	May 2022	100%	11,245 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	94%
Pike Multifamily Portfolio(5)	43	Various	June 2022	100%	11,839 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Tricon - Multifamily(6)	11	Various	May 2024	Various(6)	1,789 units	(4)
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	95%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,249 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	90%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	96%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	92%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	82%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	99%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,934 units	90%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	92%
EdR Student Housing Portfolio	20	Various	Sept. 2018	95%	3,460 units	99%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	98%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	97%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	97%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	91%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	94%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	88%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	98%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	146	Various	Aug. 2022	69%	34,626 units	94%
Home Partners of America(7)	N/A(1)	Various	Various	Various(7)	27,072 units	94%
Tricon - Single Family Rental(8)	N/A(1)	Various	May 2024	Various(8)	37,252 units	(4)

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Quebec Independent Living Portfolio	11	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	3,233 units	92%
Ace Affordable Housing Portfolio(9)	430	Various	Dec. 2021	Various(9)	58,189 units	93%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	100%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	95%
Total Rental Housing	1,046				296,570 units

Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	94%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	95%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	66%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	132	Various	March 2018	100%	19,704 sq. ft.	93%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	73	Various	Nov. 2018	100%	9,855 sq. ft.	93%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	93%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	98%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	98%
Jupiter 12 Industrial Portfolio	290	Various	Sept. 2019	100%	54,834 sq. ft.	97%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	N/A
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,554 sq. ft.	99%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	88%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	93%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(10)	18	Various	Jan. & Aug. 2021	85%	2,692 sq. ft.	N/A
Vault Industrial Portfolio(10)	35	Various	Jan. 2021	46%	6,592 sq. ft.	N/A
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	87%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(10)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(4)
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	86%
Winston Industrial Portfolio(11)	124	Various	Oct. 2021	Various(11)	33,807 sq. ft.	96%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	46%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(10)	17	Various Germany	Oct. 2021	10%	1,735 sq. ft.	(4)
Canyon 2.0 Industrial Portfolio	101	Various	Nov. 2021	99%	14,928 sq. ft.	88%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(10)	326	Various	Nov. 2021	12%	69,885 sq. ft.	(4)
Evergreen Industrial Portfolio(10)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	(4)
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	79%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	95%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(10)	68	Various	Dec. 2021	23%	10,146 sq. ft.	(4)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	218 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	86%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	(4)
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(10)	1,599	Various Europe	Various	15%	145,997 sq. ft.	(4)
Total Industrial	3,163				435,082 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	430 sq. ft.	100%
QTS Data Centers(10)	97	Various	Aug. 2021	33.5%	9,430 sq. ft.	(4)
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Total Data Centers	111				12,123 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	228 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(10)	1	New York, NY	March 2022	49%	2,081 sq. ft.	(4)
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(5)	2	Various	June 2022	100%	258 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,164 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	68%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	67%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	73%
Boston/Worcester Select-Service 3-Pack	3	Boston & Worcester, MA	Oct. 2017	100%	374 keys	81%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	81%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	85%
Corporex Select Service Portfolio	2	Various	Aug. 2018	100%	225 keys	81%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	72%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	77%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	70%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	72%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	83%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	70%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	69%
Sleep Extended Stay Hotel Portfolio(10)	196	Various	July 2022	30%	24,934 keys	(4)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	72%
Total Hospitality	248				33,897 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	166 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	98%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	197 sq. ft.	93%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	687 sq. ft.	98%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(10)	6	Various	Oct. 2021	50%	1,229 sq. ft.	(4)
Bingo Retail Portfolio	12	Various	Dec. 2021	100%	2,150 sq. ft.	99%
Pike Retail Portfolio(5)(12)	37	Various	June 2022	Various(12)	4,036 sq. ft.	96%
Total Retail	69				9,734 sq. ft.

Segment and Investment	Number of Properties(1)	Location	Acquisition Date	Ownership Interest(2)	Sq. Feet (in thousands)/Units/Keys(3)	Occupancy Rate(4)
Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,334 sq. ft.	88%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	86%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,084 sq. ft.	85%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	89%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	87%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	86%
Flamingo Self Storage Portfolio	6	Various	Various	98%	375 sq. ft.	87%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,759 sq. ft.	87%
Total Self Storage	80				5,133 sq. ft.

Total Investments in Real Estate	4,733
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
(3)Excludes land under development related to our industrial and rental housing investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of June 30, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended June 30, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(5)Represents acquisition of Preferred Apartment Communities (“PAC”).
(6)Includes various ownership interests in 11 unconsolidated multifamily units.
(7)Includes a 100% interest in 16,529 consolidated single family rental homes, a 44% interest in 8,764 unconsolidated single family rental homes, and a 12% interest in 1,779 unconsolidated single family rental homes.
(8)Includes various ownership interests in 37,252 unconsolidated single family rental homes.
(9)Includes various ownership interests in 420 consolidated affordable housing units and 10 unconsolidated affordable housing units.
(10)Investment is unconsolidated.
(11)Includes various ownership interests in 99 consolidated industrial properties and 25 unconsolidated industrial properties.
(12)Includes 36 wholly-owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of June 30, 2024 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	354	$65,586	4%	20,182	10%
2025	666	146,520	8%	22,048	11%
2026	704	209,899	11%	33,277	17%
2027	756	232,627	13%	31,881	16%
2028	643	220,006	12%	31,197	16%
2029	443	179,904	10%	22,272	11%
2030	156	119,284	6%	13,270	6%
2031	113	40,918	2%	4,918	2%
2032	63	43,778	2%	3,662	2%
2033	72	33,669	2%	2,152	1%
Thereafter	167	558,526	30%	16,121	8%
Total	4,137	$1,850,717	100%	200,980	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2024 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of June 30, 2024:

Credit Rating[1]

A
1%
BBB
11%
Private
CRE Loans
13%
Not Rated²
49%
B
13%
BB
13%

Collateral Type[1]

Other
2%
Diversified
1%
Office
5%
Hospitality
7%
Industrial
34%
Net Lease
12%
Rental Housing
39%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 59%, are primarily composed of 46% industrial and 50% rental housing assets, and include interest-only securities with a fair value of $21.0 million.

The following table details our investments in real estate debt as of June 30, 2024 ($ in thousands):

	June 30, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	10/4/2033	$5,978,797	$5,891,997	$5,582,816
RMBS	4.1%	1/17/2059	207,486	202,765	152,827
Corporate bonds	4.9%	6/7/2028	55,699	56,092	50,931
Total real estate securities	9.1%	5/19/2034	6,241,982	6,150,854	5,786,574
Commercial real estate loans	+6.4%	5/17/2027	903,106	904,636	895,049
Other investments(5)(6)	5.7%	9/21/2029	388,055	364,090	377,578
Total investments in real estate debt	9.0%	3/30/2033	$7,533,143	$7,419,580	$7,059,201
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” refers to the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of June 30, 2024 for purposes of the weighted-averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of June 30, 2024, we have interest rate swaps outstanding with a notional value of $0.5 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.1 billion as of June 30, 2024. In addition, CMBS includes zero-coupon securities of $0.4 billion as of June 30, 2024.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 and 2023 ($ in thousands, except per share data):

	Three Months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$1,912,544	$1,944,641	$(32,097)
Hospitality revenue	150,129	217,744	(67,615)
Other revenue	95,874	110,670	(14,796)
Total revenues	2,158,547	2,273,055	(114,508)
Expenses
Rental property operating	902,711	897,010	5,701
Hospitality operating	101,969	147,589	(45,620)
General and administrative	17,950	17,122	828
Management fee	180,655	213,365	(32,710)
Performance participation allocation	(104,966)	—	(104,966)
Impairment of investments in real estate	118,044	105,216	12,828
Depreciation and amortization	889,334	987,636	(98,302)
Total expenses	2,105,697	2,367,938	(262,241)
Other income (expense)
(Loss) income from unconsolidated entities	(37,998)	89,966	(127,964)
Income from investments in real estate debt	157,075	224,838	(67,763)
Change in net assets of consolidated securitization vehicles	41,013	62,685	(21,672)
(Loss) income from interest rate derivatives	(52,637)	488,574	(541,211)
Net gain on dispositions of real estate	175,890	668,824	(492,934)
Interest expense, net	(857,855)	(739,289)	(118,566)
Loss on extinguishment of debt	(21,404)	(3,283)	(18,121)
Other (expense) income	(38,941)	11,518	(50,459)
Total other income (expense)	(634,857)	803,833	(1,438,690)
Net (loss) income	$(582,007)	$708,950	$(1,290,957)
Net loss attributable to non-controlling interests in third party joint ventures	$37,386	$69,255	$(31,869)
Net loss (income) attributable to non-controlling interests in BREIT OP	26,122	(23,271)	49,393
Net (loss) income attributable to BREIT stockholders	$(518,499)	$754,934	$(1,273,433)
Net (loss) income per share of common stock — basic and diluted	$(0.13)	$0.17	$(0.30)
Rental Revenue
During the three months ended June 30, 2024, rental revenue decreased $32.1 million as compared to the three months ended June 30, 2023. The decrease can primarily be attributed to a $126.2 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2023 to June 30, 2024, partially offset by a $94.1 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended June 30, 2024, hospitality revenue decreased $67.6 million as compared to the three months ended June 30, 2023. The decrease can primarily be attributed to a $73.8 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2023 to June 30, 2024, partially offset by a $6.2 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Other Revenue
During the three months ended June 30, 2024, other revenue decreased $14.8 million as compared to the three months ended June 30, 2023. The decrease can primarily be attributed to a $12.3 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2023 to June 30, 2024 and a $2.5 million decrease in Same Property Revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.
Rental Property Operating Expenses
During the three months ended June 30, 2024, rental property operating expenses increased $5.7 million as compared to the three months ended June 30, 2023. The increase can primarily be attributed to a $32.8 million increase in Same Property operating expenses, partially offset by a $27.1 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from April 1, 2023 to June 30, 2024. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended June 30, 2024, hospitality operating expenses decreased $45.6 million as compared to the three months ended June 30, 2023. The decrease can primarily be attributed to a $51.0 million decrease in Non-Same Property expenses due to the real estate dispositions we made from April 1, 2023 to June 30, 2024, partially offset by a $5.4 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the three months ended June 30, 2024, general and administrative expenses increased $0.8 million compared to the three months ended June 30, 2023. The increase was due to an increase in various corporate level expenses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Management Fee
During the three months ended June 30, 2024, the management fee decreased $32.7 million compared to the three months ended June 30, 2023. The decrease was due to a lower average NAV during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Performance Participation Allocation
During the three months ended June 30, 2024, the performance participation allocation expense decreased $105.0 million compared to the three months ended June 30, 2023. The decrease was primarily due to the result of a lower total return during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Impairment of Investments in Real Estate

During the three months ended June 30, 2024, impairments of investments in real estate increased $12.8 million compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, we recognized an aggregate $118.0 million of impairment charges including (i) $75.6 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $42.4 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the three months ended June 30, 2023, we recognized impairments of $105.2 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period.
Depreciation and Amortization
During the three months ended June 30, 2024, depreciation and amortization decreased $98.3 million compared to the three months ended June 30, 2023. The decrease was primarily driven by the impact of disposition activity from April 1, 2023 through June 30, 2024 and the full amortization of certain intangible assets.

(Loss) Income from Unconsolidated Entities
During the three months ended June 30, 2024, income from unconsolidated entities decreased $128.0 million compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $115.4 million related to the change in the fair value of unconsolidated entities carried at fair value.
Income from Investments in Real Estate Debt
During the three months ended June 30, 2024, income from investments in real estate debt decreased $67.8 million compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $42.0 million in net unrealized/realized gains on our investments in real estate debt and related derivatives and a decrease of $25.8 million in interest income.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended June 30, 2024, the change in net assets of consolidated securitization vehicles decreased $21.7 million compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $24.3 million in net unrealized/realized gains, partially offset by an increase of $2.6 million in interest income due to an increase in floating rates on our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the three months ended June 30, 2024, income from interest rate derivatives decreased $541.2 million compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2024, net gain on dispositions of real estate decreased $492.9 million compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, we recorded $175.9 million of net gains from the disposition of 21 rental housing properties, 17 industrial properties and nine retail properties. During the three months ended June 30, 2023, we recorded $668.8 million of net gains from the disposition of 31 rental housing properties, 53 single family rental homes, eight industrial properties, three retail properties, and two hospitality properties.
Interest Expense, Net
During the three months ended June 30, 2024, net interest expense increased $118.6 million compared to the three months ended June 30, 2023. The increase was primarily due to the incremental borrowings outstanding as well as, to a lesser degree, an increase in floating interest rates.
Loss on Extinguishment of Debt
During the three months ended June 30, 2024, loss on extinguishment of debt increased $18.1 million compared to the three months ended June 30, 2023. The increase was primarily due to the impact of refinancing and disposition activity during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Other (Expense) Income
During the three months ended June 30, 2024, other (expense) income decreased $50.5 million compared to the three months ended June 30, 2023. The decrease was partially due to a decrease of $23.3 million in net unrealized/realized gains on our investments in equity securities. Additionally, we incurred realized losses of $34.3 million on exchanges of certain partnership interests during the three months ended June 30, 2024.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2024 and 2023 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$3,875,609	$3,932,706	$(57,097)
Hospitality revenue	283,306	418,965	(135,659)
Other revenue	188,546	209,324	(20,778)
Total revenues	4,347,461	4,560,995	(213,534)
Expenses
Rental property operating	1,816,167	1,789,199	26,968
Hospitality operating	193,884	281,412	(87,528)
General and administrative	34,300	34,298	2
Management fee	367,776	434,503	(66,727)
Impairment of investments in real estate	183,758	117,715	66,043
Depreciation and amortization	1,802,542	1,987,021	(184,479)
Total expenses	4,398,427	4,644,148	(245,721)
Other income (expense)
(Loss) income from unconsolidated entities	(62,356)	534,624	(596,980)
Income from investments in real estate debt	425,268	388,803	36,465
Change in net assets of consolidated securitization vehicles	116,426	91,939	24,487
Income (loss) from interest rate derivatives	262,562	(153,587)	416,149
Net gain on dispositions of real estate	282,444	789,827	(507,383)
Interest expense, net	(1,689,570)	(1,527,881)	(161,689)
Loss on extinguishment of debt	(52,052)	(8,541)	(43,511)
Other income (expense)	16,167	(15,542)	31,709
Total other income (expense)	(701,111)	99,642	(800,753)
Net (loss) income	$(752,077)	$16,489	$(768,566)
Net loss attributable to non-controlling interests in third party joint ventures	$69,059	$143,613	$(74,554)
Net loss (income) attributable to non-controlling interests in BREIT OP unit holders	31,506	(6,223)	37,729
Net (loss) income attributable to BREIT stockholders	$(651,512)	$153,879	$(805,391)
Net (loss) income per share of common stock — basic and diluted	$(0.17)	$0.03	$(0.20)
Rental Revenue
During the six months ended June 30, 2024, rental revenue decreased $57.1 million as compared to the six months ended June 30, 2023. The decrease can primarily be attributed to a $249.7 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to June 30, 2024, partially offset by a $192.6 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the six months ended June 30, 2024, hospitality revenue decreased $135.7 million as compared to the six months ended June 30, 2023. The decrease can primarily be attributed to a $141.4 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to June 30, 2024, partially offset by a $5.7 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the six months ended June 30, 2024, other revenue decreased $20.8 million as compared to the six months ended June 30, 2023. The decrease can primarily be attributed to an $18.9 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to June 30, 2024 and a $1.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the six months ended June 30, 2024, rental property operating expenses increased $27.0 million as compared to the six months ended June 30, 2023. The increase can primarily be attributed to a $72.8 million increase in Same Property operating expenses, partially offset by a $45.8 million decrease in Non-Same Property operating expenses due to the real estate dispositions from January 1, 2023 to June 30, 2024. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the six months ended June 30, 2024, hospitality operating expenses decreased $87.5 million as compared to the six months ended June 30, 2023. The decrease can primarily be attributed to a $97.2 million decrease in Non-Same Property expenses due to the real estate dispositions we made from January 1, 2023 to June 30, 2024, partially offset by a $9.7 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
Management Fee
During the six months ended June 30, 2024, the management fee decreased $66.7 million compared to the six months ended June 30, 2023. The decrease was due to a lower average NAV during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Impairment of Investments in Real Estate

During the six months ended June 30, 2024, impairments of investments in real estate increased $66.0 million compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, we recognized an aggregate $183.8 million of impairment charges including (i) $112.1 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $71.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the six months ended June 30, 2023, we recognized an aggregate $117.7 million of impairment charges including (i) $105.2 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $12.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the six months ended June 30, 2024, depreciation and amortization decreased $184.5 million compared to the six months ended June 30, 2023. The decrease was primarily driven by the impact of disposition activity from January 1, 2023 through June 30, 2024 and the full amortization of certain intangible assets.
Income (Loss) from Unconsolidated Entities
During the six months ended June 30, 2024, income (loss) from unconsolidated entities decreased $597.0 million compared to the six months ended June 30, 2023. The decrease was primarily attributable to a $430.4 million realized gain on the sale of MGM Grand Las Vegas & Mandalay Bay during the six months ended June 30, 2023 and a decrease of $120.1 million related to the change in the fair value of unconsolidated entities carried at fair value.
Income from Investments in Real Estate Debt
During the six months ended June 30, 2024, income from investments in real estate debt increased $36.5 million compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $37.0 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the six months ended June 30, 2024, the change in net assets of consolidated securitization vehicles increased $24.5 million compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $24.0 million in net unrealized/realized gains.

Income (Loss) from Interest Rate Derivatives
During the six months ended June 30, 2024, income from interest rate derivatives increased $416.1 million compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2024, net gain on dispositions of real estate decreased $507.4 million compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, we recorded $282.4 million of net gains from the disposition of 54 rental housing properties, 31 industrial properties, and ten retail properties. During the six months ended June 30, 2023, we recorded $789.8 million of net gains from the disposition of 73 rental housing properties, 238 single family rental homes, 12 industrial properties, four retail properties, and seven hospitality properties.
Interest Expense, Net
During the six months ended June 30, 2024, net interest expense increased $161.7 million compared to the six months ended June 30, 2023. The increase was primarily due to the incremental borrowings outstanding as well as, to a lesser degree, an increase in floating interest rates.
Loss on Extinguishment of Debt
During the six months ended June 30, 2024, loss on extinguishment of debt increased $43.5 million compared to the six months ended June 30, 2023. The increase was primarily due to the impact of refinancing and disposition activity during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other Income (Expense)
During the six months ended June 30, 2024, other income (expense) increased $31.7 million compared to the six months ended June 30, 2023. The increase was due to an increase of $35.4 million in net unrealized/realized gains on our investments in equity securities.

Same Property NOI
Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) lease termination fees, (vii) property expenses not core to the operations of such properties, and (viii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income (loss) from interest rate derivatives, (h) net gain on dispositions of real estate, (i) interest expense, net, (j) loss on extinguishment of debt, (k) other income (expense), and (l) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.
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

For the three months ended June 30, 2024 and June 30, 2023, our Same Property portfolio consisted of 960 rental housing, 3,076 industrial, two net lease, 35 data centers, 248 hotel, 80 self storage, 69 retail, and 14 office properties. The following table reconciles GAAP net (loss) income to Same Property NOI for the three months ended June 30, 2024 and June 30, 2023 ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$
Net (loss) income	$(582,007)	$708,950	$(1,290,957)
Adjustments to reconcile to Same Property NOI
General and administrative	17,950	17,122	828
Management fee	180,655	213,365	(32,710)
Performance participation allocation	(104,966)	—	(104,966)
Impairment of investments in real estate	118,044	105,216	12,828
Depreciation and amortization	889,334	987,636	(98,302)
Loss (income) from unconsolidated entities	37,998	(89,966)	127,964
Income from investments in real estate debt	(157,075)	(224,838)	67,763
Change in net assets of consolidated securitization vehicles	(41,013)	(62,685)	21,672
Loss (income) from interest rate derivatives	52,637	(488,574)	541,211
Net gain on dispositions of real estate	(175,890)	(668,824)	492,934
Interest expense, net	857,855	739,289	118,566
Loss on extinguishment of debt	21,404	3,283	18,121
Other expense (income)	38,941	(11,518)	50,459
Non-core property expenses	167,128	167,489	(361)
Incentive compensation awards(1)	17,573	7,394	10,179
Lease termination fees	(1,055)	(670)	(385)
Amortization of above and below-market lease intangibles	(11,494)	(16,260)	4,766
Straight-line rental income and expense	(39,210)	(44,323)	5,113
NOI from unconsolidated entities	215,063	199,269	15,794
NOI attributable to non-controlling interests in third party joint ventures	(113,391)	(74,620)	(38,771)
NOI attributable to BREIT stockholders	1,388,481	1,466,735	(78,254)
Less: Non-Same Property NOI attributable to BREIT stockholders	100,081	235,740	(135,659)
Same Property NOI attributable to BREIT stockholders	$1,288,400	$1,230,995	$57,405
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the three months ended June 30, 2024 and June 30, 2023 ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Same Property NOI
Rental revenue	$1,750,950	$1,656,854	$94,096	6%
Hospitality revenue	150,047	143,829	6,218	4%
Other revenue	63,049	65,517	(2,468)	(4)%
Total revenues	1,964,046	1,866,200	97,846	5%

Rental property operating	642,701	609,898	32,803	5%
Hospitality operating	94,509	89,078	5,431	6%
Total expenses	737,210	698,976	38,234	5%

Same Property NOI attributable to non-controlling interests in third party joint ventures	(104,844)	(98,220)	(6,624)	7%
Consolidated Same Property NOI attributable to BREIT stockholders	1,121,992	1,069,004	52,988	5%
Same Property NOI from unconsolidated entities	166,408	161,991	4,417	3%
Same Property NOI attributable to BREIT stockholders	$1,288,400	$1,230,995	$57,405	5%

Same Property – Rental Revenue
Same Property rental revenue increased $94.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to a $65.0 million increase in base rental revenue, a $14.0 million increase in tenant reimbursement income, and a $15.1 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			Change
	Three Months Ended June 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$1,137,471	$1,091,778	$45,693	—%	+4%
Industrial	253,700	238,940	14,760	(2)%	+9%
Net Lease	117,639	115,332	2,307	—%	+2%
Retail	38,803	36,707	2,096	+1%	+5%
Office	32,640	31,729	911	—%	+3%
Self Storage	16,946	17,842	(896)	(4)%	(1)%
Data Centers	10,095	9,930	165	—%	+2%
Total base rental revenue	$1,607,294	$1,542,258	$65,036
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $6.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in hospitality revenue was primarily due to an increase in food and beverage revenue at our hotels during three months ended June 30, 2024.
Same Property – Other Revenue
Same Property other revenue decreased $2.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to decreased ancillary income at our rental housing and industrial properties during the three months ended June 30, 2024.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $32.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the three months ended June 30, 2024.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $5.4 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased insurance, food and beverage expense, and general operating expenses during the three months ended June 30, 2024.

For the six months ended June 30, 2024 and 2023, our Same Property portfolio consisted of 951 rental housing, 3,076 industrial, two net lease, 33 data centers, 248 hotel, 80 self storage, 69 retail, and 14 office properties. The following table reconciles GAAP net (loss) income to Same Property NOI for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$
Net (loss) income	$(752,077)	$16,489	$(768,566)
Adjustments to reconcile to Same Property NOI
General and administrative	34,300	34,298	2
Management fee	367,776	434,503	(66,727)
Performance participation allocation	—	—	—
Impairment of investments in real estate	183,758	117,715	66,043
Depreciation and amortization	1,802,542	1,987,021	(184,479)
Loss (income) from unconsolidated entities	62,356	(534,624)	596,980
Income from investments in real estate debt	(425,268)	(388,803)	(36,465)
Change in net assets of consolidated securitization vehicles	(116,426)	(91,939)	(24,487)
(Income) loss from interest rate derivatives	(262,562)	153,587	(416,149)
Net gain on dispositions of real estate	(282,444)	(789,827)	507,383
Interest expense, net	1,689,570	1,527,881	161,689
Loss on extinguishment of debt	52,052	8,541	43,511
Other (income) expense	(16,167)	15,542	(31,709)
Non-core property expenses	326,045	328,190	(2,145)
Incentive compensation awards(1)	36,703	13,886	22,817
Lease termination fees	(2,349)	(2,270)	(79)
Amortization of above and below-market lease intangibles	(24,382)	(31,829)	7,447
Straight-line rental income and expense	(79,071)	(88,758)	9,687
NOI from unconsolidated entities	407,144	393,160	13,984
NOI attributable to non-controlling interests in consolidated joint ventures	(240,613)	(161,056)	(79,557)
NOI attributable to BREIT stockholders	2,760,887	2,941,707	(180,820)
Less: Non-Same Property NOI attributable to BREIT stockholders	206,267	491,168	(284,901)
Same Property NOI attributable to BREIT stockholders	$2,554,620	$2,450,539	$104,081
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Same Property NOI
Rental revenue	$3,521,547	$3,328,993	$192,554	6%
Hospitality revenue	283,125	277,421	5,704	2%
Other revenue	122,457	124,359	(1,902)	(2)%
Total revenues	3,927,129	3,730,773	196,356	5%

Rental property operating	1,285,000	1,212,203	72,797	6%
Hospitality operating	184,031	174,337	9,694	6%
Total expenses	1,469,031	1,386,540	82,491	6%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(222,897)	(207,659)	(15,238)	7%
Consolidated Same Property NOI attributable to BREIT stockholders	2,235,201	2,136,574	98,627	5%
Same Property NOI from unconsolidated entities	319,419	313,965	5,454	2%
Same Property NOI attributable to BREIT stockholders	$2,554,620	$2,450,539	$104,081	4%

Same Property – Rental Revenue
Same Property rental revenue increased $192.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to a $132.9 million increase in base rental revenue, a $29.7 million increase in tenant reimbursement income as a result of higher operating expenses, and a $30.0 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Six Months Ended June 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$2,295,656	$2,203,521	$92,135	—%	+4%
Industrial	504,924	472,942	31,982	(2)%	+8%
Net Lease	234,938	230,331	4,607	—%	+2%
Retail	77,901	74,069	3,832	+1%	+4%
Office	65,095	63,215	1,880	—%	+3%
Self Storage	34,137	35,901	(1,764)	(5)%	—%
Data Centers	19,976	19,797	179	—%	+1%
Total base rental revenue	$3,232,627	$3,099,776	$132,851

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $5.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in hospitality revenue was primarily due to an increase in food and beverage revenue at our hotels during the six months ended June 30, 2024.
Same Property – Other Revenue
Same Property other revenue decreased $1.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to decreased ancillary income at our rental housing and industrial properties during the six months ended June 30, 2024.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $72.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the six months ended June 30, 2024.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $9.7 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in hospitality operating expenses was primarily the result of increased insurance, food and beverage expense, and other operating expenses at our hotels during the six months ended June 30, 2024.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to BREIT stockholders	$(518,499)	$754,934	$(651,512)	$153,879
Adjustments to arrive at FFO:
Depreciation and amortization	985,618	1,072,114	1,989,320	2,154,210
Impairment of investments in real estate	118,065	105,216	183,893	117,715
Net gain on dispositions of real estate	(212,994)	(694,918)	(304,668)	(1,250,535)
Net loss on change in control	34,290	3,339	29,587	3,932
Amount attributable to non-controlling interests for above adjustments	(112,872)	(88,561)	(242,478)	(198,687)
FFO attributable to BREIT stockholders	293,608	1,152,124	1,004,142	980,514
Adjustments to arrive at AFFO:
Performance participation allocation	(104,966)	—	—	—
Incentive compensation awards	19,702	9,045	41,108	18,276
Loss on extinguishment of debt	24,366	3,283	55,014	8,541
Changes in fair value of financial instruments(1)	121,985	(693,664)	(363,879)	(91,085)
Straight-line rental income and expense	(46,146)	(49,830)	(91,795)	(102,104)
Amortization of deferred financing costs	65,877	62,431	124,896	125,453
Amortization of restricted stock awards	18,504	8,186	29,087	14,620
Other	(2,681)	(7,284)	(8,574)	4,077
Amount attributable to non-controlling interests for above adjustments	(4,009)	17,631	19,659	2,303
AFFO attributable to BREIT stockholders	386,240	501,922	809,658	960,595
Adjustments to arrive at FAD:
Management fee	180,655	213,365	367,776	434,503
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(158,968)	(144,493)	(286,073)	(270,031)
Stockholder servicing fees	(44,767)	(51,982)	(91,266)	(105,885)
Realized (gains) losses on financial instruments(1)	(54,471)	(40,430)	(100,868)	(18,297)
Amount attributable to non-controlling interests for above adjustments	884	1,743	1,111	(1,572)
FAD attributable to BREIT stockholders	$309,573	$480,125	$700,338	$999,313
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unit holders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unit holders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to BREIT stockholders	$(518,499)	$754,934	$(651,512)	$153,879
Net loss attributable to OP unit holders	(26,122)	23,271	(31,506)	6,223
Net loss attributable to BREIT stockholders and OP unit holders	(544,621)	778,205	(683,018)	160,102
Adjustments to arrive at FFO:
Depreciation and amortization	985,618	1,072,114	1,989,320	2,154,210
Impairment of investments in real estate	118,065	105,216	183,893	117,715
Net gain on dispositions of real estate	(212,994)	(694,918)	(304,668)	(1,250,535)
Net loss on change in control	34,290	3,339	29,587	3,932
Amount attributable to non-controlling interests for above adjustments	(78,916)	(82,276)	(170,042)	(181,159)
FFO attributable to BREIT stockholders and OP unit holders	301,442	1,181,680	1,045,072	1,004,265
Adjustments to arrive at AFFO:
Performance participation allocation	(104,966)	—	—	—
Incentive compensation awards	19,702	9,045	41,108	18,276
Loss on extinguishment of debt	24,366	3,283	55,014	8,541
Changes in fair value of financial instruments(1)	121,985	(693,664)	(363,879)	(91,085)
Straight-line rental income and expense	(46,146)	(49,830)	(91,795)	(102,104)
Amortization of deferred financing costs	65,877	62,431	124,896	125,453
Amortization of restricted stock awards	18,504	8,186	29,087	14,620
Other	(2,681)	(7,284)	(8,574)	4,077
Amount attributable to non-controlling interests for above adjustments	3,038	1,134	10,709	3,131
AFFO attributable to BREIT stockholders and OP unit holders	401,121	514,981	841,638	985,174
Adjustments to arrive at FAD:
Management fee	180,655	213,365	367,776	434,503
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(158,968)	(144,493)	(286,073)	(270,031)
Stockholder servicing fees	(44,767)	(51,982)	(91,266)	(105,885)
Realized (gains) losses on financial instruments(1)	(54,471)	(40,430)	(100,868)	(18,297)
Amount attributable to non-controlling interests for above adjustments	3,887	4,395	9,765	6,071
FAD attributable to BREIT stockholders and OP unit holders	$327,457	$495,836	$740,972	$1,031,535
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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ and shares/units in thousands):

Components of NAV	June 30, 2024
Investments in real estate (1)	$107,722,924
Investments in real estate debt	7,059,201
Investments in unconsolidated entities (2)	12,326,500
Cash and cash equivalents	1,629,851
Restricted cash	957,101
Other assets	4,495,075
Mortgage loans, term loans, and revolving credit facilities, net	(64,124,997)
Secured financings of investments in real estate debt	(3,697,400)
Subscriptions received in advance	(98,836)
Other liabilities	(3,333,778)
Accrued performance participation allocation	—
Management fee payable	(59,220)
Accrued stockholder servicing fees(3)	(14,598)
Non-controlling interests in joint ventures	(6,184,339)
Net Asset Value	$56,677,484
Number of outstanding shares/units(4)	4,024,904

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $96.3 billion allocable to us and $11.4 billion allocable to third-party joint venture interests in such investments as of June 30, 2024.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of June 30, 2024, our allocable share of the gross real estate asset value held by such entities was $22.7 billion.
(3)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of June 30, 2024, the Company has accrued under GAAP $0.8 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of June 30, 2024, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$19,529,028	$31,146,176	$700,104	$1,987,773	$41,087	$3,273,316	$56,677,484
Number of outstanding shares/units(2)	1,386,026	2,209,162	50,494	144,324	2,726	232,172	4,024,904
NAV Per Share/Unit as of June 30, 2024	$14.0899	$14.0986	$13.8651	$13.7730	$15.0742	$14.0986
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unit holders, and other BREIT OP interests held by parties other than the Company.
(2)As of June 30, 2024, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.3%	5.5%
Industrial	7.5%	5.9%
Net Lease	7.2%	5.6%
Hospitality	10.5%	9.1%
Data Centers	7.5%	6.1%
Self Storage	8.0%	6.7%
Office	7.0%	5.3%
Retail	7.7%	6.5%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+0.8%	+1.8%	+1.9%	+1.8%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.6)%	(0.6)%	(1.7)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.2%	+2.7%	+1.5%	+0.9%	+2.2%	+3.4%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.0)%	(2.5)%	(1.4)%	(0.8)%	(2.0)%	(3.1)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2024
Stockholders’ equity	$30,155,073
Non-controlling interests attributable to BREIT OP	2,817,072
Redeemable non-controlling interest	15,753
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	32,987,898
Adjustments:
Accrued stockholder servicing fees	738,849
Accrued affiliate incentive compensation awards	(36,319)
Accumulated depreciation and amortization under GAAP	12,679,446
Unrealized net real estate and real estate debt appreciation	10,307,610
NAV	$56,677,484
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.3307 per share/unit for the six months ended June 30, 2024. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of June 30, 2024, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes and OP units for the six months ended June 30, 2024:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
January 31, 2024	$0.0451	$0.0553	$0.0452	$0.0524	$0.0553
February 28, 2024	0.0451	0.0547	0.0453	0.0519	0.0547
March 31, 2024	0.0451	0.0554	0.0453	0.0524	0.0554
April 30, 2024	0.0451	0.0551	0.0453	0.0522	0.0551
May 31, 2024	0.0451	0.0553	0.0452	0.0524	0.0553
June 30, 2024	0.0451	0.0549	0.0452	0.0521	0.0549
Total	$0.2706	$0.3307	$0.2715	$0.3134	$0.3307
The following table summarizes our sources of distributions declared to BREIT stockholders and OP unit holders during the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Sources of Distributions
Cash flows from operating activities(1)	$1,277,434	100%	$1,463,676	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$1,277,434	100%	$1,463,676	100%

Year-to-date cash flows from operating activities	$1,152,317		$1,506,050
Net gain on dispositions(2)	$60,336		$654,754
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
The following table summarizes our distributions declared to BREIT stockholders during the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$638,774	53%	$754,097	53%
Reinvested in shares	565,105	47%	665,420	47%
Total distributions(1)	$1,203,879	100%	$1,419,517	100%

Funds from Operations(2)	$1,004,142		$980,514
Adjusted Funds from Operations(2)	$809,658		$960,595
Funds Available for Distribution(2)	$700,338		$999,313
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
The following table summarizes our distributions declared to BREIT stockholders and OP unitholders during the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$660,596	52%	$779,583	53%
Reinvested in shares and units	616,838	48%	684,093	47%
Total distributions(1)	$1,277,434	100%	$1,463,676	100%

Funds from Operations(2)	$1,045,072		$1,004,265
Adjusted Funds from Operations(2)	$841,638		$985,174
Funds Available for Distribution(2)	$740,972		$1,031,535
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

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.9 billion of liquidity as of August 8, 2024. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $5.7 billion as well as unrestricted cash and cash equivalents of $1.2 billion. We also generate incremental liquidity through our operating cash flows, which were $1.2 billion for the six months ended June 30, 2024. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $7.1 billion as of June 30, 2024. In addition, we remain moderately leveraged (50% as of June 30, 2024) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $76.3 billion as of August 8, 2024.

Capital Resources
As of June 30, 2024, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of June 30, 2024 ($ in thousands):

	June 30, 2024			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	7/28/2029	N/A	$23,245,936	$23,872,148
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.5%	10/27/2027	N/A	33,750,433	32,316,849
Variable rate warehouse facilities(4)	+2.0%	7/31/2025	$4,008,497	3,046,431	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/21/2027	$3,799,919	3,799,919	2,489,784
Total variable rate loans	2.4%	8/21/2027		40,596,783	38,348,176
Total loans secured by our properties	6.3%	5/4/2028		63,842,719	62,220,324

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.4%	7/16/2025	N/A	3,697,400	4,368,269

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	12/1/2025	$5,723,077	500,000	—
Affiliate revolving credit facility	+2.5%	1/24/2025	75,000	—	—
Total unsecured loans			$5,798,077	1,626,923	1,126,923

Total indebtedness				$69,167,042	$67,715,516

(1)“+” refers to the relevant floating benchmark rates, which include SOFR, Canadian Dollar Offer Rate (“CDOR”), EURIBOR, and SONIA as applicable to each loan or secured financing. As of June 30, 2024, we had outstanding interest rate swaps with an aggregate notional balance of $32.8 billion and interest rate caps with an aggregate notional balance of $10.7 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $303.7 million and $293.3 million of loans related to investments in affordable housing properties as of June 30, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of June 30, 2024:

June 30, 2024
Weighted average interest rate of loans secured by our properties	6.3%
Impact of interest rate swaps, caps and other derivatives	(1.9)%
Net weighted average interest rate of loans secured by our properties	4.4%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of August 9, 2024, we have received cumulative net proceeds of $15.0 billion from selling an aggregate of 1.0 billion shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 384.0 million Class S shares, 490.0 million Class I shares, 20.0 million Class T shares, and 125.0 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended May 31, 2024 and June 30, 2024, we received repurchase requests that exceeded the applicable monthly and quarterly repurchase limits, respectively, under our Share Repurchase Plan, in each case by 0.9%. Our majority independent board of directors exercised its discretion and approved repurchase requests exceeding our Share Repurchase Plan’s 2% of NAV monthly and 5% of NAV quarterly limits, and we fulfilled all repurchase requests for the months ended May 31, 2024 and June 30, 2024. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$1,152,317	$1,506,050
Cash flows provided by investing activities	3,782,616	4,317,391
Cash flows used in financing activities	(5,041,471)	(5,421,766)
Net increase in cash and cash equivalents and restricted cash	$(106,538)	$401,675
Cash flows provided by operating activities decreased $0.4 billion during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to decreased cash flows from the operations of income from our investments in real estate and of our investments in real estate debt.
Cash flows provided by investing activities decreased $0.5 billion during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to (i) a decrease of $1.0 billion in return of capital distributions received from unconsolidated entities and (ii) a decrease of $0.8 billion in proceeds from disposition of real estate. This was partially offset by (i) an increase of $0.8 billion in proceeds from the realization of investments in real estate debt securities, (ii) a net increase of $0.3 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles, and (iii) a decrease of $0.2 billion in capital improvements to real estate.

Cash flows from financing activities increased $0.4 billion during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to (i) a net increase of $5.0 billion in borrowings and (ii) a decrease of $0.2 billion in repurchases of common stock. This was offset by (i) a decrease of $4.5 billion in proceeds from issuance of common stock and (ii) an increase of $0.3 billion in repayments of senior obligations of consolidated securitization vehicles.
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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2024 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$81,572,763	$10,570,667	$37,335,641	$20,624,568	$13,041,887
Ground leases	2,881,497	40,145	81,856	83,654	2,675,842
Total	$84,454,260	$10,610,812	$37,417,497	$20,708,222	$15,717,729

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2024. The table above excludes consolidated senior CMBS positions owned by third-parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of June 30, 2024, the outstanding principal balance of our variable rate indebtedness was $45.9 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, EURIBOR, CDOR, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.8 billion and interest rate caps with an aggregate net notional balance of $10.7 billion as of June 30, 2024 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2024, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $5.3 million and $10.6 million, respectively, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Investments in Real Estate Debt
As of June 30, 2024, we held $7.1 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $3.7 million and $7.4 million for the three and six months ended June 30, 2024, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2024, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the three months ended June 30, 2024, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.9 million Class B units of BREIT OP to the Adviser in satisfaction of the 2024 management fee through May 2024. Additionally, we issued 4.2 million Class B units of BREIT OP to the Adviser in July 2024 in satisfaction of the June 2024 management fee. The issuance of such shares in satisfaction of the management fee was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended June 30, 2024, we received $115.8 million from selling 8.1 million unregistered Class I and Class C shares to such vehicles. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. During the months ended May 31, 2024 and June 30, 2024, we received repurchase requests that exceeded the applicable monthly and quarterly limits, respectively, under our Share Repurchase Plan, in each case by 0.9%. Our majority independent board of directors exercised its discretion and approved repurchase requests exceeding our Share Repurchase Plan’s 2% of NAV monthly and 5% of NAV quarterly limits, and we fulfilled all repurchase requests for the months ended May 31, 2024 and June 30, 2024.
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

During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
April 2024	57,372,649	$14.16	57,372,649	1.5%	—
May 2024	113,633,386	$14.17	113,633,386	2.9%	—
June 2024	56,951,454	$14.12	56,951,454	1.5%	—
Total	227,957,489	$14.16	227,957,489	5.9%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)During the months ended May 31, 2024 and June 30, 2024, we received repurchase requests that exceeded the applicable monthly and quarterly repurchase limits, respectively, under our Share Repurchase Plan, in each case by 0.9%. Our majority independent board of directors exercised its discretion and approved repurchase requests exceeding our Share Repurchase Plan’s 2% of NAV monthly and 5% of NAV quarterly limits, as described above, and we fulfilled all repurchase requests for the months ended May 31, 2024 and June 30, 2024.

The Special Limited Partner continues to hold 1,117,347 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 9, 2024	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 9, 2024	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)