Form 10-Q
period 2024-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2024-11-08
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2024, the registrant had the following shares outstanding (in thousands): 1,357,079 shares of Class S common stock, 2,180,730 shares of Class I common stock, 45,862 shares of Class T common stock, 140,823 shares of Class D common stock, 2,682 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$84,540,786	$91,079,010
Investments in unconsolidated entities (includes $4,147,186 and $4,221,593 at fair value as of September 30, 2024 and December 31, 2023, respectively)	6,870,295	7,338,329
Investments in real estate debt	5,526,771	6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	14,286,859	16,331,578
Cash and cash equivalents	1,477,491	1,945,260
Restricted cash	1,025,441	749,760
Other assets	5,865,048	6,563,226
Total assets	$119,592,691	$130,797,795

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$61,131,406	$61,693,678
Secured financings of investments in real estate debt	3,816,383	4,368,269
Senior obligations of consolidated securitization vehicles, at fair value	12,897,316	14,777,146
Unsecured revolving credit facilities and term loans	1,636,923	1,126,923
Due to affiliated entities	772,355	1,033,083
Other liabilities	3,991,268	3,978,665
Total liabilities	84,245,651	86,977,764

Commitments and contingencies	—	—
Redeemable non-controlling interests	174,073	197,537

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,359,463 and 1,488,197 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13,595	14,882
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,172,090 and 2,402,959 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	21,721	24,030
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 46,722 and 59,246 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	467	592
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 140,983 and 154,794 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,410	1,548
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,660 and 2,136 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	27	21
Additional paid-in capital	43,188,983	48,576,100
Accumulated other comprehensive income	254,680	345,975
Accumulated deficit and cumulative distributions	(15,648,772)	(12,612,581)
Total stockholders’ equity	27,832,111	36,350,567
Non-controlling interests attributable to third party joint ventures	4,422,044	4,709,621
Non-controlling interests attributable to BREIT OP unitholders	2,918,812	2,562,306
Total equity	35,172,967	43,622,494
Total liabilities and equity	$119,592,691	$130,797,795
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$1,854,256	$1,925,827	$5,729,865	$5,858,533
Hospitality revenue	137,847	145,837	421,153	564,802
Other revenue	102,563	115,569	291,109	324,893
Total revenues	2,094,666	2,187,233	6,442,127	6,748,228

Expenses
Rental property operating	938,025	958,571	2,754,192	2,747,770
Hospitality operating	97,870	103,585	291,754	384,997
General and administrative	15,368	16,960	49,668	51,258
Management fee	174,252	209,297	542,028	643,800
Impairment of investments in real estate	48,571	60,952	232,329	178,667
Depreciation and amortization	848,214	928,863	2,650,756	2,915,884
Total expenses	2,122,300	2,278,228	6,520,727	6,922,376

Other income (expense)
(Loss) income from unconsolidated entities	(74,839)	(153,656)	(137,195)	380,968
Income from investments in real estate debt	184,849	192,145	610,117	580,948
Change in net assets of consolidated securitization vehicles	44,170	53,244	160,596	145,183
(Loss) income from interest rate derivatives	(815,212)	410,655	(552,650)	257,068
Net gain on dispositions of real estate	988,970	985,189	1,271,414	1,775,016
Interest expense, net	(853,014)	(808,169)	(2,542,584)	(2,336,050)
Loss on extinguishment of debt	(19,608)	(26,484)	(71,660)	(35,025)
Other expense	(35,408)	(45,302)	(19,241)	(60,844)
Total other income (expense)	(580,092)	607,622	(1,281,203)	707,264
Net (loss) income	$(607,726)	$516,627	$(1,359,803)	$533,116
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(37,374)	$100,087	$31,685	$243,700
Net loss (income) attributable to non-controlling interests in BREIT OP unitholders	39,041	(28,420)	70,547	(34,643)
Net (loss) income attributable to BREIT stockholders	$(606,059)	$588,294	$(1,257,571)	$742,173
Net (loss) income per share of common stock — basic and diluted	$(0.16)	$0.14	$(0.33)	$0.16
Weighted-average shares of common stock outstanding, basic and diluted	3,740,039	4,307,884	3,862,356	4,498,411

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(607,726)	$516,627	$(1,359,803)	$533,116
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	25,459	(26,342)	4,267	(754)
Unrealized (loss) gain on derivatives	(210,629)	141,370	(105,330)	162,127
Unrealized (loss) gain on derivatives from unconsolidated entities	(84,528)	87,780	(22,461)	85,569
Other comprehensive (loss) income	(269,698)	202,808	(123,524)	246,942
Comprehensive (loss) income	(877,424)	719,435	(1,483,327)	780,058
Comprehensive loss attributable to non-controlling interests in third party joint ventures	16,233	69,964	57,245	206,919
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP unitholders	51,626	(35,385)	77,216	(43,399)
Comprehensive (loss) income attributable to BREIT stockholders	$(809,565)	$754,014	$(1,348,866)	$943,578

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2024	$13,860	$22,091	$505	$1,443	$27	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667
Common stock issued (transferred)	48	84	(23)	—	2	440,915	—	—	441,026	—	—	441,026
Reduction in accrual for offering costs, net	—	—	—	—	—	20,285	—	—	20,285	—	—	20,285
Distribution reinvestment	72	112	3	8	—	273,534	—	—	273,729	—	28,394	302,123
Common stock/units repurchased	(385)	(769)	(18)	(41)	(2)	(1,705,408)	—	—	(1,706,623)	—	(14,379)	(1,721,002)
Amortization of compensation awards	—	203	—	—	—	20,139	—	—	20,342	—	2,703	23,045
Net loss ($1,609 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(606,059)	(606,059)	38,800	(38,858)	(606,117)
Other comprehensive loss ($24 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(203,506)	—	(203,506)	(53,642)	(12,526)	(269,674)
Distributions declared on common stock and OP units ($0.1652 gross per share/unit)	—	—	—	—	—	—	—	(574,741)	(574,741)	—	(39,222)	(613,963)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	43,617	175,628	219,245
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(30,519)	—	(30,519)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	4,794	—	—	4,794	(105,734)	—	(100,940)
Allocation to redeemable non-controlling interests	—	—	—	—	—	7,791	—	—	7,791	—	—	7,791
Balance at September 30, 2024	$13,595	$21,721	$467	$1,410	$27	$43,188,983	$254,680	$(15,648,772)	$27,832,111	$4,422,044	$2,918,812	$35,172,967

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at June 30, 2023	$15,577	$27,017	$665	$1,638	$20	$53,737,893	$429,613	$(10,461,657)	$43,750,766	$4,167,173	$1,518,353	$49,436,292
Common stock issued (transferred)	63	36	(18)	1	—	416,881	—	—	416,963	—	—	416,963
Reduction in accrual for offering costs, net	—	—	—	—	—	41,344	—	—	41,344	—	—	41,344
Distribution reinvestment	75	121	4	8	—	305,524	—	—	305,732	—	—	305,732
Common stock/units repurchased	(460)	(2,195)	(19)	(59)	—	(4,026,831)	—	—	(4,029,564)	—	(113,134)	(4,142,698)
Amortization of compensation awards	—	188	—	—	—	18,571	—	—	18,759	—	1,717	20,476
Net income ($1,476 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	588,294	588,294	(98,621)	28,430	518,103
Other comprehensive income ($79 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	165,720	—	165,720	30,204	6,963	202,887
Distributions declared on common stock ($0.1672 gross per share)	—	—	—	—	—	—	—	(666,941)	(666,941)	—	—	(666,941)
Contributions from non-controlling interests	—	—	—	—	—	(17,098)	—	—	(17,098)	238,470	1,061,230	1,282,602
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(7)	—	—	(7)	(21,226)	(31,671)	(52,904)
Allocation to redeemable non-controlling interests	—	—	—	—	—	18,537	—	—	18,537	—	—	18,537
Balance at September 30, 2023	$15,255	$25,167	$632	$1,588	$20	$50,494,814	$595,333	$(10,540,304)	$40,592,505	$4,316,000	$2,471,888	$47,380,393
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued (transferred)	135	447	(68)	15	8	1,484,531	—	—	1,485,068	—	—	1,485,068
Reduction in accrual for offering costs, net	—	—	—	—	—	120,934	—	—	120,934	—	—	120,934
Distribution reinvestment	221	345	10	25	—	846,073	—	—	846,674	—	80,127	926,801
Common stock/units repurchased	(1,643)	(3,666)	(67)	(178)	(2)	(7,835,026)	—	—	(7,840,582)	—	(123,462)	(7,964,044)
Amortization of compensation awards	—	565	—	—	—	55,838	—	—	56,403	—	8,112	64,515
Net loss ($4,194 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(1,257,571)	(1,257,571)	(27,801)	(70,237)	(1,355,609)
Other comprehensive loss ($118 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(91,295)	—	(91,295)	(25,497)	(6,614)	(123,406)
Distributions declared on common stock and OP Units ($0.4959 gross per share/unit)	—	—	—	—	—	—	—	(1,778,620)	(1,778,620)	—	(112,777)	(1,891,397)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	178,317	581,357	759,674
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(103,812)	—	(103,812)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(87,326)	—	—	(87,326)	(308,784)	—	(396,110)
Allocation to redeemable non-controlling interests	—	—	—	—	—	27,859	—	—	27,859	—	—	27,859
Balance at September 30, 2024	$13,595	$21,721	$467	$1,410	$27	$43,188,983	$254,680	$(15,648,772)	$27,832,111	$4,422,044	$2,918,812	$35,172,967

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751
Common stock issued (transferred)	265	6,229	(47)	(2,414)	20	6,518,690	—	—	6,522,743	—	—	6,522,743
Reduction in accrual for offering costs, net	—	—	—	—	—	411,537	—	—	411,537	—	—	411,537
Distribution reinvestment	231	387	12	38	—	980,529	—	—	981,197	—	—	981,197
Common stock/units repurchased	(1,215)	(5,721)	(59)	(250)	—	(10,637,971)	—	—	(10,645,216)	—	(325,567)	(10,970,783)
Amortization of compensation awards	—	325	—	—	—	32,150	—	—	32,475	—	6,639	39,114
Net income ($2,239 of net loss allocated to redeemable non-controlling interests)	—	—	—	—	—	—	—	742,173	742,173	(239,777)	32,959	535,355
Other comprehensive income ($224 of other comprehensive income allocated to redeemable non-controlling interests)	—	—	—	—	—	—	201,405	—	201,405	36,784	8,529	246,718
Distributions declared on common stock ($0.4999 gross per share)	—	—	—	—	—	—	—	(2,086,458)	(2,086,458)	—	—	(2,086,458)
Contributions from non-controlling interests	—	—	—	—	—	(17,098)	—	—	(17,098)	367,322	1,358,566	1,708,790
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	(2,422)	—	—	(2,422)	(127,224)	(75,830)	(205,476)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(3,095)	—	—	(3,095)	—	—	(3,095)
Balance at September 30, 2023	$15,255	$25,167	$632	$1,588	$20	$50,494,814	$595,333	$(10,540,304)	$40,592,505	$4,316,000	$2,471,888	$47,380,393
 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,359,803)	$533,116
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Management fee	542,028	643,800
Impairment of investments in real estate	232,329	178,667
Depreciation and amortization	2,650,756	2,915,884
Net gain on dispositions of real estate	(1,271,414)	(1,775,016)
Loss on extinguishment of debt	71,660	35,025
Unrealized loss (gain) on fair value of financial instruments	388,180	(94,233)
Loss (income) from unconsolidated entities	137,195	(380,968)
Distributions of earnings from unconsolidated entities	170,580	231,043
Other items	57,051	(60,905)
Change in assets and liabilities:
Increase in other assets	(91,948)	(241,153)
Increase in due to affiliated entities	23,932	4,877
Increase in other liabilities	82,169	145,647
Net cash provided by operating activities	1,632,715	2,135,784
Cash flows from investing activities:
Acquisitions of real estate	—	(37,208)
Capital improvements to real estate	(832,252)	(1,063,852)
Proceeds from disposition of real estate	5,623,806	6,259,374
Investment in unconsolidated entities	(382,227)	(335,837)
Dispositions of and return of capital from unconsolidated entities	798,407	1,834,827
Purchase of investments in real estate debt	(50,081)	(147,913)
Proceeds from sale/repayment of investments in real estate debt	1,860,456	1,100,455
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	489,082	536,601
Collateral (posted) released under derivative contracts	(29,371)	9,824
Other investing activities	(126,391)	49,582
Net cash provided by investing activities	7,351,429	8,205,853
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	11,981,932	5,975,427
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(12,517,023)	(10,137,675)
Borrowings under secured financings of investments in real estate debt	628,353	238,812
Repayments of secured financings of investments in real estate debt	(1,180,202)	(590,670)
Borrowings under unsecured revolving credit facilities and term loans	3,682,638	—
Repayments of unsecured revolving credit facilities and term loans	(3,172,638)	—
Payment of deferred financing costs	(188,107)	(46,752)
Sales of senior obligations of consolidated securitization vehicles	84,671	115,677
Repayments of senior obligations of consolidated securitization vehicles	(452,859)	(479,505)
Proceeds from issuance of common stock	1,327,930	5,797,468
Subscriptions received in advance	143,247	41,167
Offering costs paid	(156,150)	(181,077)
Distributions	(950,462)	(1,112,589)
Repurchase of common stock	(7,945,123)	(9,334,191)
Contributions from redeemable non-controlling interest	1,005	351
Distributions to and redemption of redeemable non-controlling interest	(7,404)	(3,929)
Redemption of affiliated service provider incentive compensation awards	(1,233)	(215)
Contributions from non-controlling interests	27,704	259,191
Distributions to and redemptions of non-controlling interests	(483,339)	(467,370)
Net cash used in financing activities	(9,177,060)	(9,925,880)
Net change in cash and cash equivalents and restricted cash	(192,916)	415,757
Cash, cash equivalents and restricted cash, beginning of period	2,695,020	2,254,492
Effects of foreign currency translation on cash, cash equivalents and restricted cash	828	(2,736)
Cash, cash equivalents and restricted cash, end of period	$2,502,932	$2,667,513
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,477,491	$1,931,616
Restricted cash	1,025,441	735,897
Total cash, cash equivalents and restricted cash	$2,502,932	$2,667,513

Non-cash investing and financing activities:
Issuance of Class I shares for settlement of joint venture promote liability	$43,219	$—
Issuance of BREIT OP units for settlement of joint venture promote liability	$36,499	$—
Accrued capital expenditures and acquisition related costs	$2,178	$—
Change in accrued stockholder servicing fee due to affiliate	$(278,886)	$(592,499)
Redeemable non-controlling interest issued as settlement of performance participation allocation	$15,370	$—
Issuance of Class B units and Class I shares for payment of management fees	$547,802	$646,481
Exchange of redeemable non-controlling interest for Class I or Class C shares	$—	$65,304
Exchange of redeemable non-controlling interest for Class I or Class B units	$—	$278,990
Allocation to redeemable non-controlling interest	$27,859	$3,095
Distribution reinvestment	$926,801	$981,197
Accrued repurchases	$476,621	$649,897
Conversion of equity securities to investments in unconsolidated entities	$396,120	$—
Collateral used in repayment of mortgage payable	$23,414	$—
Preferred interest investment retained upon disposition of real estate	$200,000	$—
Receivable for proceeds from disposition of real estate	$17,418	$—
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$—	$6,707
Receipt of interest rate derivative assets in exchange for interest rate contract receivables	$—	$321,771
Insurance receivable for involuntary conversion	$24,554	$26,785
Deconsolidation of securitization vehicles	$1,958,620	$—
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$290,659	$335,092
Other assets	$3,714	$(9,031)
Mortgage loans, net	$(119,883)	$(126,233)
Other liabilities	$(12,117)	$(22,444)
Non-controlling interests attributable to third party joint ventures	$(57,748)	$(109,568)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Business Purpose
Blackstone Real Estate Income Trust, Inc. (“BREIT” or the “Company”) invests primarily in stabilized, income-generating commercial real estate in the United States and, to a lesser extent, outside the United States. The Company to a lesser extent invests in real estate debt investments. The Company is the sole general partner and majority limited partner of BREIT Operating Partnership L.P., a Delaware limited partnership (“BREIT OP”). BREIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly owned subsidiary of Blackstone Inc. (together with its affiliates, “Blackstone”), owns a special limited partner interest in BREIT OP. Substantially all of the Company’s business is conducted through BREIT OP. The Company and BREIT OP are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone, a leading global investment manager. The Company was formed on November 16, 2015 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, including non-U.S. persons, and to other persons, as described in the Company’s prospectus. In addition, the Company may conduct one or more private offerings of Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, and to other persons, as described in the Company’s prospectus. Any such private offering will be exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares on a monthly basis. As of September 30, 2024, the Company had received aggregate net proceeds of $76.5 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings.
As of September 30, 2024, the Company owned, in whole or in part, 4,675 properties and 63,688 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas (the “Bellagio”) and The Cosmopolitan of Las Vegas (the “Cosmopolitan”). Financial results by segment are reported in Note 16 — Segment Reporting.
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
As of September 30, 2024, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $46.0 billion and $33.5 billion, respectively, compared to $50.3 billion and $37.4 billion, respectively, as of December 31, 2023. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2024 and December 31, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). As of December 31, 2023, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2024, there were no such equity securities.
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
The Company’s derivative financial instruments are reported at fair value and consist of foreign currency and interest rate contracts. The fair values of the Company’s foreign currency and interest rate contracts were estimated using advice from a third party derivative specialist, based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$4,141,416	$1,146,290	$5,287,706	$—	$5,548,920	$1,241,712	$6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	—	14,286,859	—	14,286,859	—	16,331,578	—	16,331,578
Equity securities(2)	—	—	—	—	62,333	273,600	—	335,933
Investments in unconsolidated entities	—	—	4,147,186	4,147,186	—	549,138	3,672,455	4,221,593
Interest rate and foreign currency hedging derivatives(2)	—	1,510,326	—	1,510,326	—	2,160,266	—	2,160,266
Total	$—	$19,938,601	$5,293,476	$25,232,077	$62,333	$24,863,502	$4,914,167	$29,840,002

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$12,897,316	$—	$12,897,316	$—	$14,777,146	$—	$14,777,146
Interest rate and foreign currency hedging derivatives(3)	—	24,305	—	24,305	—	34,236	—	34,236
Total	$—	$12,921,621	$—	$12,921,621	$—	$14,811,382	$—	$14,811,382
(1)Excludes $239.1 million of investments measured at fair value using NAV as a practical expedient that are not classified in the fair value hierarchy, as of September 30, 2024.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2023	$1,241,712	$3,672,455	$4,914,167
Purchases and contributions	221,108	539,191	760,299
Sales and repayments	(321,730)	—	(321,730)
Distributions received	—	(190,696)	(190,696)
Included in net income (loss)
Gain from unconsolidated entities measured at fair value	—	126,236	126,236
Realized loss	(732)	—	(732)
Unrealized gain	5,932	—	5,932
Balance as of September 30, 2024	$1,146,290	$4,147,186	$5,293,476

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,146,290	Yield method	Market yield	9.6%	Decrease
Investments in unconsolidated entities	$4,147,186	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,241,712	Yield method	Market yield	10.1%	Decrease
Investments in unconsolidated entities	$3,672,455	Discounted cash flow	Weighted average cost of capital	7.7%	Decrease
			Exit capitalization rate	5.2%	Decrease
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
During the three months ended September 30, 2024, the Company recognized an aggregate $20.9 million of impairment charges related to one affordable housing property, one student housing property, and various single family rental homes. The impairments reduced the GAAP carrying amount of such investments to their fair value, and were the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $97.9 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.2% to 8.6%, and the exit capitalization rate (Level 3), which ranged from 5.0% to 7.1%.
Additionally, during the three months ended September 30, 2024, the Company recognized an aggregate $27.7 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $304.2 million. The significant unobservable input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.7 billion and $1.3 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of Home Partners of America (“HPA”), April Housing, and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT, and certain employees of portfolio company service providers owned by Blackstone-advised investment vehicles. Such awards vest over time and stock-based compensation expense is recognized for these awards using a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns, or other key performance metrics, over a stated hurdle amount are considered market conditions. The achievement of returns, or other key performance metrics, over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. If the Company determines it is not probable that the performance conditions will be met, the value of the award is considered zero and any previous amortization will be reversed. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable.
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2023	For the Nine Months Ended September 30, 2024			September 30, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$8,284	$—	$—	$(3,246)	$5,038	1.4 years
2023	15,413	—	—	(7,656)	7,757	1.4 years
2024	—	—	20,282	(9,225)	11,057	2.1 years
Total	$23,697	$—	$20,282	$(20,127)	$23,852
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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-07 will require additional disclosures, as discussed above, which we do not believe will materially impact our consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$74,225,569	$78,214,115
Land and land improvements	16,940,035	17,835,688
Furniture, fixtures and equipment	2,440,767	2,389,383
Right of use asset - operating leases(1)	1,061,477	1,093,479
Right of use asset - financing leases(1)	72,862	72,862
Total	94,740,710	99,605,527
Accumulated depreciation and amortization	(10,199,924)	(8,526,517)
Investments in real estate, net	$84,540,786	$91,079,010
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the nine months ended September 30, 2024.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)(3)	52	$3,534,145	$951,410	106	$4,736,946	$1,028,656
Industrial properties	3	97,714	12,868	34	789,863	198,309
Retail properties	3	90,778	16,168	13	278,422	35,925
Hospitality properties	2	43,657	8,524	2	43,657	8,524
Total	60	$3,766,294	$988,970	155	$5,848,888	$1,271,414

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Segments	Number of Properties	Net Proceeds	Net Gain (Loss)(1)	Number of Properties	Net Proceeds	Net Gain (Loss)(1)
Self Storage properties	128	$2,146,669	$697,055	128	$2,146,669	$697,055
Rental Housing properties(2)	20	875,505	232,719	93	2,295,309	628,779
Hospitality properties	7	152,156	34,135	14	1,066,793	345,246
Industrial properties	2	39,624	22,136	14	473,649	97,699
Retail properties	—	—	—	4	104,450	7,093
Office properties	1	172,504	(856)	1	172,504	(856)
Total	158	$3,386,458	$985,189	254	$6,259,374	$1,775,016
(1)For the three months ended September 30, 2024, net gain includes gains of $1.0 billion and losses of $18.2 million. For the nine months ended September 30, 2024, net gain includes gains of $1.3 billion and losses of $49.4 million. For the three months ended September 30, 2023, net gain (loss) includes gains of $989.1 million and losses of $3.9 million. For the nine months ended September 30, 2023, net gain (loss) includes gains of $1.8 billion and losses of $48.0 million.
(2)The number of properties excludes single family rental homes sold.
(3)For the three months and nine months ended September 30, 2024, net proceeds includes a $200.0 million preferred interest investment retained upon the sale of 19 student housing properties.

Properties Held-for-Sale
As of September 30, 2024, nine properties in the industrial segment, seven properties in the rental housing segment, one property in the hospitality segment, one property in the self storage segment, one property in the retail segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	September 30, 2024
Investments in real estate, net	$665,663
Other assets	7,856
Total assets	$673,519

Liabilities:
Mortgage loans, net	$249,303
Other liabilities	15,785
Total liabilities	$265,088
Impairment
During the three months ended September 30, 2024, the Company recognized an aggregate $48.6 million of impairment charges including (i) $20.9 million related to one affordable housing property, one student housing property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $27.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the nine months ended September 30, 2024, the Company recognized an aggregate $232.3 million of impairment charges including (i) $133.0 million related to four student housing properties, three affordable housing properties, one industrial property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $99.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended September 30, 2023, the Company recognized an aggregate $61.0 million of impairment charges related predominantly to seven affordable housing properties, and to a lesser extent, single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period.
During the nine months ended September 30, 2023, the Company recognized an aggregate $178.7 million of impairment charges including (i) $166.2 million related to one office property, 19 affordable housing properties, and to a lesser extent, single family rental homes as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $12.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2024
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	100	35.7%	$1,299,186
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 67.0%	797,829
Hospitality investment	Hospitality	1	196	30.0%	281,883
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	254,404
Retail investments	Retail	2	8	50.0%	89,807
Total unconsolidated entities carried at historical cost		18	367		2,723,109
Unconsolidated entities carried at fair value:
Industrial investments(4)	Industrial	11	2,070	12.4% - 85.0%	3,271,381
Office investment	Office	1	1	49.0%	461,488
Rental Housing investment(5)	Rental Housing	1	11	11.6%	414,317
Total unconsolidated entities carried at fair value		13	2,082		4,147,186
Total		31	2,449		$6,870,295
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,427 single family rental homes that are not included in the number of properties.
(3)Includes $254.4 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(5)On May 1, 2024, the Company alongside another Blackstone-advised investment vehicle formed a joint venture that acquired all of the outstanding common shares of Tricon Residential Inc. (“Tricon”) for a total equity transaction value of $3.5 billion. As part of the transaction, the Company converted its prior investment in common and preferred stock of Tricon to an interest in the newly formed joint venture, which is recorded under investments in unconsolidated entities. As of September 30, 2024, the number of properties excludes 37,297 single family rental homes.

	December 31, 2023
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	89	35.7%	$1,530,875
Rental Housing investments(2)	Rental Housing	37	31	12.2% - 58.2%	948,768
Hospitality investment	Hospitality	1	196	30.0%	297,990
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	244,226
Retail investments	Retail	2	7	50.0%	94,877
Total unconsolidated entities carried at historical cost		44	379		3,116,736
Unconsolidated entities at carried at fair value:
Industrial investments(4)	Industrial	11	2,086	12.4% - 85.0%	3,184,829
Data Center investments(5)	Data Centers	1	N/A	8.8%	549,138
Office investment	Office	1	1	49.0%	487,626
Total unconsolidated entities carried at fair value		13	2,087		4,221,593
Total		57	2,466		$7,338,329
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,658 wholly owned single family rental homes, that are not included in the number of properties.
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

The following table details the Company’s income from unconsolidated entities ($ in thousands):

		For the Three Months Ended September 30,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(227,994)	$2,057
Rental Housing investments	Rental Housing	(5,152)	(10,320)
Hospitality investment	Hospitality	(1,701)	(2,032)
Industrial investments	Industrial	(3,175)	(3,557)
Retail investments	Retail	(1,159)	873
Total unconsolidated entities carried at historical cost		(239,181)	(12,979)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	88,417	(154,177)
Data Center investments	Data Centers	—	(3,084)
Office investment	Office	(6,535)	16,584
Rental Housing investments	Rental Housing	82,460	—
Total unconsolidated entities carried at fair value		164,342	(140,677)
Total		$(74,839)	$(153,656)

		For the Nine Months Ended September 30,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(212,008)	$(46,462)
Rental Housing investments	Rental Housing	(19,030)	(25,467)
Hospitality investment	Hospitality	(6,806)	(2,746)
Industrial investments	Industrial	(5,641)	(9,492)
Retail investments	Retail	(2,887)	498
MGM Grand & Mandalay Bay(1)	Net Lease	—	432,528
Total unconsolidated entities carried at historical cost		(246,372)	348,859
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	37,607	29,267
Data Center investments(3)	Data Centers	(17,698)	351
Office investment	Office	7,053	2,491
Rental Housing investments	Rental Housing	82,215	—
Total unconsolidated entities carried at fair value		109,177	32,109
Total		$(137,195)	$380,968
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

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	4/1/2032	$4,149,767	$4,127,894	$3,885,019
RMBS	4.2%	5/31/2058	184,317	180,637	147,078
Corporate bonds	4.9%	6/6/2028	56,119	56,003	52,182
Total real estate securities	8.9%	2/21/2033	4,390,203	4,364,534	4,084,279
Commercial real estate loans	+4.4%	5/15/2027	1,096,174	1,091,916	1,088,403
Other investments(5)(6)	5.7%	9/21/2029	333,109	316,146	354,089
Total investments in real estate debt	8.7%	11/2/2031	$5,819,486	$5,772,596	$5,526,771

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/16/2032	$5,342,253	$5,316,300	$4,933,372
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.8%	8/28/2033	5,729,058	5,695,427	5,232,240
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,752
Total investments in real estate debt	8.8%	3/26/2032	$7,329,314	$7,263,705	$6,790,632

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
(4)Face amount excludes interest-only securities with a notional amount of $1.9 billion and $0.6 billion as of September 30, 2024 and December 31, 2023, respectively.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2024			December 31, 2023
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,076,317	$2,030,006	37%	$2,556,000	$2,429,510	36%
Rental Housing(2)	1,940,968	1,918,950	35%	2,081,681	1,954,601	29%
Net Lease	858,036	860,902	15%	950,174	941,125	14%
Hospitality	345,231	333,854	6%	899,669	869,858	13%
Office	378,673	217,619	4%	417,846	252,754	4%
Other	121,046	117,881	2%	297,394	288,748	4%
Diversified	52,325	47,559	1%	60,941	54,036	—%
Total	$5,772,596	$5,526,771	100%	$7,263,705	$6,790,632	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2024			December 31, 2023
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$—	$—	—%	$77,200	$76,019	1%
A	59,200	57,842	1%	84,021	81,783	1%
BBB	773,344	771,758	14%	868,440	850,277	13%
BB	802,138	769,969	14%	1,356,535	1,229,290	18%
B	610,061	557,387	10%	1,045,548	931,583	14%
CCC and below	122,954	30,494	1%	89,771	42,032	1%
Private commercial real estate loans	1,091,916	1,088,403	20%	1,200,548	1,196,640	18%
Not rated(2)	2,312,983	2,250,918	40%	2,541,642	2,383,008	34%
Total	$5,772,596	$5,526,771	100%	$7,263,705	$6,790,632	100%
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
(2)As of September 30, 2024, not rated positions have a weighted-average loan-to-value (“LTV”) at origination of 58%, are primarily composed of 53% industrial and 43% rental housing assets, and include interest-only securities with a fair value of $6.5 million.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$149,193	$176,464	$483,423	$531,489
Unrealized gain	53,559	23,458	178,929	90,820
Realized loss	(5,160)	(24,134)	(43,510)	(41,492)
Total	197,592	175,788	618,842	580,817
Net realized and unrealized (loss) gain on derivatives	(5,710)	8,185	(748)	1,068
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(6,810)	9,409	37	782
Other expense	(223)	(1,237)	(8,014)	(1,719)
Total income from investments in real estate debt	$184,849	$192,145	$610,117	$580,948

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
CMBS	$798,496	$1,525,134	$21,977	$39,088	$111,361	$113,676
Commercial real estate loans	455,178	557,549	17,221	12,309	43,514	80,492
Total	$1,253,674	$2,082,683	$39,198	$51,397	$154,875	$194,168
The Company acquired such CMBS from third parties on market terms negotiated by the majority third party investors. The Company has forgone all non-economic rights under these CMBS, including voting rights, so long as the Blackstone-advised investment vehicles either own the properties collateralizing the underlying loans, or have an interest in a different part of the capital structure of such CMBS.
The Company acquired commercial real estate loans to borrowers that are owned by Blackstone-advised investment vehicles. The Company has forgone all non-economic rights under these loans, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrowers. These loans were negotiated by third parties without the Company’s involvement.
As of September 30, 2024 and December 31, 2023, the Company’s investments in real estate debt also included $1.8 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and nine months ended September 30, 2024, the Company recognized $55.1 million and $194.1 million of income, respectively, related to such CMBS. During the three and nine months ended September 30, 2023, the Company recognized $69.3 million and $190.4 million of income, respectively, related to such CMBS.

6. Consolidated Securitization Vehicles

The Company has acquired the controlling class securities of certain CMBS securitizations resulting in the consolidation of such securitizations on its Condensed Consolidated Balance Sheets. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third parties, which are presented as liabilities on the Company’s Condensed Consolidated Balance Sheets. The assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations.
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	September 30, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,997,167	$14,286,859	6.7%	12/20/2025
Senior obligations of consolidated securitization vehicles	19	12,530,636	12,897,316	6.5%	12/28/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,466,531	$1,389,543	8.2%	10/14/2025

	December 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,551,341	$16,331,578	6.3%	11/21/2025
Senior obligations of consolidated securitization vehicles	21	14,835,899	14,777,146	6.1%	12/09/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,715,442	$1,554,432	7.8%	6/22/2025

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2024			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	8/15/2029	N/A	$22,283,122	$23,872,148
Variable rate loans:
Variable rate mortgages and secured term loans	+2.5%	11/9/2027	N/A	32,708,839	32,316,849
Variable rate warehouse facilities(5)	+2.1%	7/30/2025	$4,008,497	2,972,009	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/19/2027	$3,704,708	3,694,691	2,489,784
Total variable rate loans	+2.4%	8/30/2027		39,375,539	38,348,176
Total loans secured by real estate	6.2%	5/15/2028		61,658,661	62,220,324
(Discount) premium on assumed debt, net				(97,803)	(103,828)
Deferred financing costs, net				(429,452)	(422,818)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$61,131,406	$61,693,678
(1)“+” refers to the relevant floating benchmark rates, which include SOFR, Canadian Overnight Repo Rate Average (“CORRA”), and EURIBOR as applicable to each loan. As of September 30, 2024, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.3 billion and interest rate caps with an aggregate notional balance of $11.9 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $293.8 million and $293.3 million of loans related to investments in affordable housing properties as of September 30, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.
The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of September 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$1,037,671
2025	4,302,498
2026	14,228,828
2027	19,997,612
2028	4,603,220
2029	10,130,457
Thereafter	7,358,375
Total	$61,658,661

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $19.6 million and $71.7 million for the three and nine months ended September 30, 2024, respectively. The Company incurred an aggregate net realized loss on extinguishment of debt of $26.5 million and $35.0 million, for the three and nine months ended September 30, 2023, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2024, the Company was in compliance with all of its loan covenants.

8. Secured Financings of Investments in Real Estate Debt
The Company has entered into master repurchase agreements and other financing agreements secured by certain of its investments in real estate debt. The terms of the master repurchase agreements and other financing agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company from time to time, and may require the Company to provide additional collateral in the form of cash, securities, or other assets if the market value of such financed investments declines.
As of September 30, 2024 and December 31, 2023, the Company’s secured financings of investments in real estate debt was $3.8 billion and $4.4 billion, respectively. As of September 30, 2024, the secured financings had a weighted average maturity date of October 20, 2025, and a weighted average interest rate of 1.5% over the relevant floating benchmark rates of the applicable financings, which include SOFR, EURIBOR, and SONIA.
As of September 30, 2024 and December 31, 2023, the Company had interest rate swaps outstanding with a notional value of $0.4 billion and $0.6 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of December 1, 2024, which may be extended for one year, and an interest rate of SOFR +2.5%. As of September 30, 2024 and December 31, 2023, the maximum capacity of the credit facilities was $6.1 billion and $5.6 billion, respectively. As of September 30, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $0.5 billion. As of December 31, 2023, there were no such outstanding borrowings.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of January 30, 2026 and an interest rate of SOFR +2.5%. As of both September 30, 2024 and December 31, 2023, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2025, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party Transactions
Due to Affiliated Entities
The following table details the components of due to affiliated entities ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$682,768	$961,654
Accrued management fee	57,731	63,505
Accrued service provider expenses	30,636	5,283
Other	1,220	2,641
Total	$772,355	$1,033,083
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s Net Asset Value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in certain classes of units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in a combination of Class I and Class B units, resulting in a non-cash expense.
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
During the nine months ended September 30, 2024, the Company’s total return did not exceed the year-to-date hurdle amount and the 2023 loss carryforward amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”).
As of September 30, 2024, the 2024 Shortfall Obligation of $105.0 million, net of $9.9 million of the performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company’s Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2023, the Company’s total return did not exceed the hurdle amount and, as a result, no performance participation allocation expense was recognized.
During the nine months ended September 30, 2024, the Company accrued interest income of $1.0 million, related to the 2022 Quarterly Shortfall. During the three months ended September 30, 2024, the Company did not record any such interest income because the 2022 Quarterly Shortfall was no longer outstanding. During the three and nine months ended September 30, 2023, the Company accrued interest income of $1.0 million and $2.9 million, respectively, related to the 2022 Quarterly Shortfall.
As of November 8, 2024, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $3.0 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.4 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and nine months ended September 30, 2024, the Company incurred management fees of $174.3 million, and $542.0 million, respectively. During the three and nine months ended September 30, 2023, the Company incurred management fees of $209.3 million, and $643.8 million, respectively.
During the nine months ended September 30, 2024, the Company issued 38.8 million units of BREIT OP to the Adviser as payment for management fees. During the nine months ended September 30, 2023, the Company issued 24.8 million unregistered Class I shares to the Adviser as payment for management fees. The Company also had a payable of $57.7 million and $63.5 million related to the management fees as of September 30, 2024 and December 31, 2023, respectively. During October 2024, the Adviser was issued 4.1 million units of BREIT OP as payment for the management fees accrued as of September 30, 2024. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three and nine months ended September 30, 2024 and 2023.
Accrued service provider expenses and incentive compensation awards
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the gain (loss) on sale. For further details on the Company’s relationships with these service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The expenses related to these providers, including the incentive compensation awards, are included as a component of Rental Property Operating expense and Hospitality Operating expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from these arrangements.
The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Link Logistics Real Estate Holdco LLC	$30,935	$30,807	$6,518	$5,968	$147	$330
LivCor, LLC	26,860	24,974	4,672	5,928	2,887	1,670
Revantage Corporate Services, LLC	8,536	7,827	1,952	176	—	—
ShopCore Properties TRS Management LLC	7,829	9,862	166	210	672	258
BRE Hotels and Resorts LLC	3,393	3,844	312	292	—	—
EQ Management, LLC	1,439	2,069	58	44	69	75
Beam Living	683	748	364	(649)	—	—
Longview Senior Housing, LLC	342	490	—	—	—	—
	$80,017	$80,621	$14,042	$11,969	$3,775	$2,333

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Link Logistics Real Estate Holdco LLC	$90,045	$92,138	$17,622	$9,672	$963	$1,010
LivCor, LLC	77,511	75,172	16,224	9,973	7,367	7,092
ShopCore Properties TRS Management LLC	25,397	26,327	812	450	2,190	923
Revantage Corporate Services, LLC	19,564	20,034	6,356	270	—	—
BRE Hotels and Resorts LLC	9,717	12,967	1,136	555	—	—
EQ Management, LLC	4,697	4,420	174	150	74	104
Beam Living	2,399	1,930	1,093	(511)	—	—
Longview Senior Housing, LLC	852	1,572	—	—	—	—
	$230,182	$234,560	$43,417	$20,559	$10,594	$9,129
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2023	For the Nine Months Ended September 30, 2024			September 30, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$10,872	$—	$—	$(8,112)	$2,760	0.3 years
2022	18,825	—	—	(8,041)	10,784	1.2 years
2023	36,637	—	—	(13,739)	22,898	1.9 years
2024	—	—	54,256	(13,525)	40,731	2.6 years
	$66,334	$—	$54,256	$(43,417)	$77,173

Other
As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance due to the Adviser of $1.2 million and $2.6 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course.
Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties, and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium, or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related expense offset to the Company.
During the three and nine months ended September 30, 2024, the Company paid LNLS $4.4 million and $18.9 million, respectively, for title services related to certain investments, and such costs were included in calculating net gain on dispositions of real estate on the Condensed Consolidated Statements of Operations or recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended September 30, 2024, the Company contributed $123.5 million of capital to the captive insurance company owned by it and other Blackstone-advised investment vehicles. Of this amount, $2.4 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
During the nine months ended September 30, 2024, the Company contributed $123.2 million of capital to the captive insurance company, which includes a net refund of $0.3 million received by the Company related to insurance premiums previously paid to the captive insurance company. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions. Included in the $123.2 million of capital contributed is $2.4 million attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
During the three and nine months ended September 30, 2023, the Company contributed $163.9 million and $167.2 million, respectively, of capital to the captive insurance company for insurance premiums and its pro-rata share of other expenses. Of these amounts, $3.2 million and $3.3 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to the captive insurance company.
The capital contributed and fees paid to the captive insurance company are in lieu of insurance premiums and fees that would otherwise be paid to third party insurance companies.
Other
As of September 30, 2024 and December 31, 2023, the Company had a receivable of $52.6 million and $46.5 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	September 30, 2024	December 31, 2023
Interest rate and foreign currency hedging derivatives	$1,510,326	$2,160,266
Intangible assets, net	994,805	1,146,840
Straight-line rent receivable	785,288	665,747
Receivables, net	685,849	793,651
Held-for-sale assets	673,519	453,823
Single family rental homes risk retention securities	300,718	300,718
Prepaid expenses	223,384	178,140
Deferred leasing costs, net	153,364	141,526
Securities held in trust	148,877	—
Due from affiliate(1)	95,024	78,671
Deferred financing costs, net	57,577	62,651
Equity securities(2)	—	335,933
Other	236,317	245,260
Total	$5,865,048	$6,563,226
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
(2)The balance as of December 31, 2023 reflects the Company's investment in common and preferred stock of Tricon, which was converted to an interest in the newly formed joint venture on May 1, 2024 and is recorded under investments in unconsolidated entities. Refer to Note 4 for additional information.
The following table details the components of other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Right of use lease liability - operating leases	$610,848	$643,803
Stock repurchases payable	476,621	574,958
Real estate taxes payable	449,392	327,947
Accounts payable and accrued expenses	421,970	427,744
Accrued interest expense	385,846	395,814
Liabilities related to held-for-sale assets	265,088	282,350
Tenant security deposits	217,635	228,994
Distribution payable	203,511	222,174
Intangible liabilities, net	197,149	244,596
Prepaid rental income	177,835	232,447
Financing of affordable housing development	147,524	—
Subscriptions received in advance	143,247	113,764
Right of use lease liability - financing leases	79,192	78,257
Securitized debt obligations, net	39,640	47,172
Interest rate and foreign currency hedging derivatives	24,305	34,236
Other	151,465	124,409
Total	$3,991,268	$3,978,665

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,259,547	$(776,840)	$482,707
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	58,345	(35,949)	22,396
Other intangibles	410,674	(105,054)	305,620
Total intangible assets	$1,912,648	$(917,843)	$994,805

Intangible liabilities
Below-market lease intangibles	405,262	(208,113)	197,149
Total intangible liabilities	$405,262	$(208,113)	$197,149

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,641,489	$(1,007,698)	$633,791
Indefinite life intangibles	184,082	—	184,082
Above-market lease intangibles	61,888	(32,800)	29,088
Other intangibles	377,319	(77,440)	299,879
Total intangible assets	$2,264,778	$(1,117,938)	$1,146,840

Intangible liabilities
Below-market lease intangibles	441,391	(196,795)	244,596
Total intangible liabilities	$441,391	$(196,795)	$244,596
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$34,309	$1,567	$9,515	$(12,249)
2025	116,550	5,757	37,591	(44,089)
2026	90,055	4,438	36,418	(35,817)
2027	66,335	3,167	32,949	(25,320)
2028	51,812	2,340	28,820	(19,534)
2029	38,449	1,733	24,149	(14,836)
Thereafter	85,197	3,394	136,178	(45,304)
Total	$482,707	$22,396	$305,620	$(197,149)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	September 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,317,307	2.6%	SOFR	3.9
Derivatives not designated as hedging instruments
Interest rate caps – property debt	166	11,914,033	7.3%	SOFR	0.8
Interest rate swaps – property debt	51	26,010,089	1.4%	SOFR, EURIBOR	3.2
Interest rate swaps – secured financings of investments in real estate debt	15	418,915	3.6%	SOFR	6.0
Total		$38,343,037
	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	21	$6,386,770	2.6%	SOFR	4.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	9,580,354	5.8%	SOFR	0.5
Interest rate swaps – property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.5
Interest rate swaps – secured financings of investments in real estate debt	17	581,915	3.4%	SOFR	6.6
Total		$36,177,869

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2024		December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	6	€65,900	9	€139,913
Buy USD / Sell GBP Forward	6	£39,993	9	£57,377
Buy EUR / Sell USD Forward	1	€240	2	€10,421
Buy GBP / Sell USD Forward	1	£74	—	£—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$148,982	$246,350	$1,560	$1,320
Total derivatives designated as hedging instruments	148,982	246,350	1,560	1,320
Derivatives not designated as hedging instruments
Interest rate caps - property debt(3)	9,573	31,134	5,561	17,020
Interest rate swaps – property debt	1,349,150	1,874,065	1,454	—
Interest rate swaps – secured financings of investments in real estate debt	2,621	8,643	13,723	12,210
Foreign currency forward contracts	—	74	2,007	3,686
Total derivatives not designated as hedging instruments	1,361,344	1,913,916	22,745	32,916
Total interest rate and foreign currency hedging derivatives	$1,510,326	$2,160,266	$24,305	$34,236
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $85.9 million and $189.7 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended September 30,
			2024	2023
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(787,930)	$105,398
Interest rate swap – property debt	Realized gain	(1)	—	318,596
Interest rate caps – property debt	Unrealized loss	(1)	(8,867)	(31,802)
Interest rate swap – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(18,415)	18,463
Foreign currency forward contract	Realized (loss)	(2)	(3,231)	(3,725)
Foreign currency forward contract	Unrealized (loss) gain	(2)	(2,479)	11,910
Total			$(820,922)	$418,840
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(210,629)	141,370
Total			$(1,031,551)	$560,210

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
			2024	2023
Included in Net Loss
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(519,510)	$94,150
Interest rate swap – property debt	Realized gain	(1)	—	318,596
Interest rate caps – property debt	Realized gain	(1)	542	—
Interest rate caps – property debt	Unrealized loss	(1)	(25,840)	(104,574)
Interest rate swaps – secured financings of investments in real estate debt	Unrealized loss	(1)	(7,842)	(51,104)
Foreign currency forward contract	Realized loss	(2)	(2,431)	(20,819)
Foreign currency forward contract	Unrealized gain	(2)	1,683	21,887
Total			$(553,398)	$258,136
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(105,330)	162,127
Total			$(658,728)	$420,263
(1)Included in (loss) income from interest rate derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in income from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and nine months ended September 30, 2024, net gain of $46.0 million and $137.2 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of September 30, 2024, the Company was in a net liability position and posted collateral of $18.4 million with one of its counterparties as required under the derivative contracts. As of December 31, 2023, the Company was in a net liability position and posted collateral of $23.4 million with three of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2024, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2024(1)
	Class S	Class I	Class T	Class D	Class C	Total
June 30, 2024	1,386,026	2,209,162	50,494	144,324	2,726	3,792,732
Common stock issued(2)	4,814	28,648	(2,316)	(50)	193	31,289
Distribution reinvestment	7,230	11,189	312	805	—	19,536
Common stock repurchased	(38,607)	(76,980)	(1,768)	(4,096)	(259)	(121,710)
Independent directors’ restricted stock grant(3)	—	71	—	—	—	71
September 30, 2024	1,359,463	2,172,090	46,722	140,983	2,660	3,721,918
	Nine Months Ended September 30, 2024(1)
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2023	1,488,197	2,402,959	59,246	154,794	2,136	4,107,332
Common stock issued(2)	13,533	101,128	(6,828)	1,522	796	110,151
Distribution reinvestment	22,085	34,491	1,014	2,499	—	60,089
Common stock repurchased	(164,352)	(366,559)	(6,710)	(17,832)	(272)	(555,725)
Independent directors’ restricted stock grant(3)	—	71	—	—	—	71
September 30, 2024	1,359,463	2,172,090	46,722	140,983	2,660	3,721,918
(1)As of September 30, 2024, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class T and Class D to Class I during the three and nine months ended September 30, 2024.
(3)The independent directors’ restricted stock grant for the three months and nine months ended September 30, 2024 represents $0.2 million of the annual compensation paid to each of the independent directors. The cost of each grant is amortized over the one-year service period for each grant.
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
The Company fulfilled all repurchase requests for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company repurchased 555.7 million shares of common stock and 8.7 million units of BREIT OP for a total of $8.0 billion.
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
The following table details the aggregate distributions declared for each applicable class of common stock:(1)

	Three Months Ended September 30, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1652	$0.1652	$0.1652	$0.1652
Stockholder servicing fee per share of common stock	(0.0299)	—	(0.0294)	(0.0086)
Net distributions declared per share of common stock	$0.1353	$0.1652	$0.1358	$0.1566

	Nine Months Ended September 30, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.4959	$0.4959	$0.4959	$0.4959
Stockholder servicing fee per share of common stock	(0.0900)	—	(0.0886)	(0.0259)
Net distributions declared per share of common stock	$0.4059	$0.4959	$0.4073	$0.4700
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the year	$351	$344,145
Settlement of prior quarter(s) performance participation allocation	15,370	—
Conversion to Class I and Class B units	—	(278,990)
Conversion to Class I and Class C shares	—	(65,304)
GAAP income allocation	(353)	1,923
Distributions	(61)	(1,308)
Fair value allocation	452	(102)
Ending balance	$15,759	$364
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of September 30, 2024 and December 31, 2023, $158.3 million and $197.2 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $7.8 million and $27.9 million, during the three and nine months ended September 30, 2024, respectively, and $18.5 million and $3.1 million, during the three and nine months ended September 30, 2023, respectively, to reflect their redemption value.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$1,719,514	$1,804,577	$5,300,044	$5,499,152
Variable lease payments	134,742	121,250	429,821	359,381
Rental revenue	$1,854,256	$1,925,827	$5,729,865	$5,858,533
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of September 30, 2024 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024 (remaining)	$458,253
2025	1,817,557
2026	1,691,636
2027	1,483,836
2028	1,263,142
2029	1,057,666
Thereafter	14,966,055
Total	$22,738,145

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2024, the Company had 90 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of September 30, 2024 ($ in thousands):

	Operating Leases	Financing Leases
2024 (remaining)	$8,916	$1,136
2025	36,293	4,386
2026	36,456	4,509
2027	36,772	4,635
2028	37,070	4,764
2029	37,199	5,164
Thereafter	2,098,046	554,168
Total undiscounted future lease payments	2,290,752	578,762
Difference between undiscounted cash flows and discounted cash flows	(1,679,904)	(499,570)
Total lease liability	$610,848	$79,192
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2024, the weighted average remaining lease term of the Company’s operating leases and financing leases was 59 years and 77 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed ground rent expense	$6,369	$6,543	$14,041	$14,391
Variable ground rent expense	9,230	2,729	25,549	15,554
Total cash portion of ground rent expense	15,599	9,272	39,590	29,945
Straight-line ground rent expense	2,247	2,546	12,933	13,469
Total operating lease costs	$17,846	$11,818	$52,523	$43,414
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on lease liabilities	$1,080	$1,050	$3,211	$3,098
Amortization of right-of-use assets	297	304	913	943
Total financing lease costs	$1,377	$1,354	$4,124	$4,041

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
The following table details the total assets by segment ($ in thousands):

	September 30, 2024	December 31, 2023
Rental Housing	$60,089,801	$64,665,680
Industrial	19,264,173	20,050,095
Net Lease	8,047,188	8,117,528
Office	2,863,974	2,945,455
Hospitality	2,742,352	2,867,166
Retail	2,216,170	2,505,146
Data Centers	2,124,488	2,927,807
Self Storage	726,971	739,743
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	19,731,375	23,264,164
Other (Corporate)	1,786,199	2,715,011
Total assets	$119,592,691	$130,797,795

The following table details the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,225,267	$352,796	$150,384	$40,818	$—	$53,636	$13,215	$18,140	$—	$1,854,256
Hospitality revenue	—	—	—	—	137,847	—	—	—	—	137,847
Other revenue	91,555	6,492	—	2,208	—	893	—	1,415	—	102,563
Total revenues	1,316,822	359,288	150,384	43,026	137,847	54,529	13,215	19,555	—	2,094,666
Expenses:
Rental property operating	772,232	117,137	673	13,637	—	22,959	2,367	9,020	—	938,025
Hospitality operating	—	—	—	—	97,870	—	—	—	—	97,870
Total expenses	772,232	117,137	673	13,637	97,870	22,959	2,367	9,020	—	1,035,895
Income (loss) from unconsolidated entities	77,308	85,242	—	(6,535)	(1,701)	(1,159)	(227,994)	—	—	(74,839)
Income from investments in real estate debt	1,300	—	—	—	—	—	—	—	183,549	184,849
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	44,170	44,170
GAAP segment net income (loss)	$623,198	$327,393	$149,711	$22,854	$38,276	$30,411	$(217,146)	$10,535	$227,719	$1,212,951

Depreciation and amortization	$(537,343)	$(178,348)	$(51,878)	$(23,005)	$(22,811)	$(22,653)	$(5,541)	$(6,635)	$—	$(848,214)

General and administrative										(15,368)
Management fee										(174,252)
Impairment of investments in real estate										(48,571)
Loss from interest rate derivatives										(815,212)
Net gain on dispositions of real estate										988,970
Interest expense, net										(853,014)
Loss on extinguishment of debt										(19,608)
Other expense										(35,408)
Net loss										$(607,726)
Net income attributable to non-controlling interests in third party joint ventures										$(37,374)
Net loss attributable to non-controlling interests in BREIT OP unitholders										39,041
Net loss attributable to BREIT stockholders										$(606,059)

The following table details the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,257,638	$351,055	$150,384	$46,589	$—	$58,350	$12,838	$48,973	$—	$1,925,827
Hospitality revenue	—	—	—	—	145,837	—	—	—	—	145,837
Other revenue	102,478	6,476	—	1,966	—	1,083	—	3,566	—	115,569
Total revenues	1,360,116	357,531	150,384	48,555	145,837	59,433	12,838	52,539	—	2,187,233
Expenses:
Rental property operating	774,713	113,575	480	15,068	—	26,369	2,278	26,088	—	958,571
Hospitality operating	—	—	—	—	103,585	—	—	—	—	103,585
Total expenses	774,713	113,575	480	15,068	103,585	26,369	2,278	26,088	—	1,062,156
(Loss) income from unconsolidated entities	(10,320)	(157,735)	—	16,585	(2,032)	873	(1,027)	—	—	(153,656)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	192,145	192,145
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	53,244	53,244
Loss from investments in equity securities(1)	(34,700)	—	—	—	—	—	—	—	—	(34,700)
GAAP segment net income	$540,383	$86,221	$149,904	$50,072	$40,220	$33,937	$9,533	$26,451	$245,389	$1,182,110

Depreciation and amortization	$(585,907)	$(191,877)	$(51,878)	$(23,335)	$(23,166)	$(32,841)	$(5,535)	$(14,324)	$—	$(928,863)

General and administrative										(16,960)
Management fee										(209,297)
Impairment of investments in real estate										(60,952)
Income from interest rate derivatives										410,655
Net gain on dispositions of real estate										985,189
Interest expense, net										(808,169)
Loss on extinguishment of debt										(26,484)
Other expense(1)										(10,602)
Net income										$516,627
Net loss attributable to non-controlling interests in third party joint ventures										$100,087
Net income attributable to non-controlling interests in BREIT OP unitholders										(28,420)
Net income attributable to BREIT stockholders										$588,294
(1) Included within Other expense on the Condensed Consolidated Statements of Operations is $38.4 million of net unrealized loss related to equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$3,815,805	$1,076,474	$451,153	$126,660	$—	$166,719	$39,650	$53,404	$—	$5,729,865
Hospitality revenue	—	—	—	—	421,153	—	—	—	—	421,153
Other revenue	260,359	15,534	—	7,346	—	3,583	—	4,287	—	291,109
Total revenues	4,076,164	1,092,008	451,153	134,006	421,153	170,302	39,650	57,691	—	6,442,127
Expenses:
Rental property operating	2,245,347	358,739	2,000	43,842	—	70,560	7,369	26,335	—	2,754,192
Hospitality operating	—	—	—	—	291,754	—	—	—	—	291,754
Total expenses	2,245,347	358,739	2,000	43,842	291,754	70,560	7,369	26,335	—	3,045,946
Income (loss) from unconsolidated entities	63,184	31,967	—	7,052	(6,806)	(2,887)	(229,705)	—	—	(137,195)
Income from investments in real estate debt	1,299	—	—	—	—	—	—	—	608,818	610,117
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	160,596	160,596
Income from investments in equity securities(1)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment net income (loss)	$1,956,782	$765,236	$449,153	$97,216	$122,593	$96,855	$(197,424)	$31,356	$769,414	$4,091,181

Depreciation and amortization	$(1,694,465)	$(550,116)	$(155,635)	$(70,753)	$(68,477)	$(74,791)	$(16,624)	$(19,895)	$—	$(2,650,756)

General and administrative										(49,668)
Management fee										(542,028)
Impairment of investments in real estate										(232,329)
Loss from interest rate derivatives										(552,650)
Net gain on dispositions of real estate										1,271,414
Interest expense, net										(2,542,584)
Loss on extinguishment of debt										(71,660)
Other expense(1)										(80,723)
Net loss										$(1,359,803)
Net loss attributable to non-controlling interests in third party joint ventures										$31,685
Net loss attributable to non-controlling interests in BREIT OP unitholders										70,547
Net loss attributable to BREIT stockholders										$(1,257,571)

(1) Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$3,838,602	$1,051,836	$451,153	$142,878	$—	$176,221	$38,524	$159,319	$—	$5,858,533
Hospitality revenue	—	—	—	—	564,802	—	—	—	—	564,802
Other revenue	278,164	19,506	—	5,747	7,686	3,330	—	10,460	—	324,893
Total revenues	4,116,766	1,071,342	451,153	148,625	572,488	179,551	38,524	169,779	—	6,748,228
Expenses:
Rental property operating	2,200,319	338,505	1,724	43,269	—	75,668	7,016	81,269	—	2,747,770
Hospitality operating	—	—	—	—	384,997	—	—	—	—	384,997
Total expenses	2,200,319	338,505	1,724	43,269	384,997	75,668	7,016	81,269	—	3,132,767
(Loss) income from unconsolidated entities	(25,467)	19,774	432,528	2,492	(2,746)	498	(46,111)	—	—	380,968
Income from investments in real estate debt	—	—	—	—	—	—	—	—	580,948	580,948
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	145,183	145,183
Loss from investments in equity securities(1)	(3,763)	—	—	—	—	—	—	—	—	(3,763)
GAAP segment net income (loss)	$1,887,217	$752,611	$881,957	$107,848	$184,745	$104,381	$(14,603)	$88,510	$726,131	$4,718,797

Depreciation and amortization	$(1,849,657)	$(576,401)	$(155,634)	$(73,239)	$(88,199)	$(106,044)	$(16,558)	$(50,152)	$—	$(2,915,884)

General and administrative										(51,258)
Management fee										(643,800)
Impairment of investments in real estate										(178,667)
Income from interest rate derivatives										257,068
Net gain on dispositions of real estate										1,775,016
Interest expense, net										(2,336,050)
Loss on extinguishment of debt										(35,025)
Other expense(1)										(57,081)
Net income										$533,116
Net loss attributable to non-controlling interests in third party joint ventures										$243,700
Net income attributable to non-controlling interests in BREIT OP unitholders										(34,643)
Net income attributable to BREIT stockholders										$742,173
(1) Included within Other expense on the Condensed Consolidated Statements of Operations is $15.0 million of net unrealized loss related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

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
As of November 8, 2024, we had received cumulative net proceeds of $77.2 billion from the sale of 6.0 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of November 8, 2024, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Q3 2024 Highlights
Operating Results:
•Declared monthly net distributions totaling $0.6 billion for the three months ended September 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.9%	4.7%	3.9%	4.6%
Year-to-Date Total Return, without upfront selling commissions(2)	1.8%	2.4%	1.8%	2.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.7)%	n/a	(1.7)%	0.7%
Inception-to-Date Total Return, without upfront selling commissions(2)	8.9%	9.8%	9.1%	9.6%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	8.4%	n/a	8.6%	9.4%
Investments:
•Sold 52 rental housing properties, three industrial properties, three retail properties and two hospitality properties for total net proceeds of $3.8 billion. We recognized a net realized gain of $0.9 billion, net of the impairments recorded during the quarter, related to the disposition of such properties.
•Included above is the sale of 19 student housing properties for net proceeds of $1.6 billion, resulting in a net realized gain of $682.6 million. Net proceeds includes a $200.0 million preferred interest investment retained.
Capital and Financing Activity:
•Raised $0.7 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended September 30, 2024. Repurchased $1.7 billion of our shares and units from investors during the three months ended September 30, 2024.
•Repaid a net $2.1 billion of financings during the three months ended September 30, 2024.
Current Portfolio:
•Our portfolio as of September 30, 2024 consisted of investments in real estate (94% based on fair value) and investments in real estate debt (6%).
•Our 4,675 properties(3) as of September 30, 2024 consisted primarily of Rental Housing (50% based on fair value), Industrial (26%), Data Centers (11%) and Net Lease (5%), and our real estate portfolio was primarily concentrated in the following regions: South (38%), West (29%) and East (20%).
•Our investments in real estate debt as of September 30, 2024 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(3)Excludes 63,688 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of September 30, 2024:

Investment Allocation[1]

Real Estate Debt
6%
Real Estate
94%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2024:
(1) “Real estate investments” include wholly owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated Generally Accepted Accounting Principles (“GAAP”) Balance Sheets. “Property Sector” weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Region Concentration” represents regions as defined by the National Council of Real Estate Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of our real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third party interests in such real estate properties. “Non-U.S.” reflects investments in Europe and Canada.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2024:

The select states highlighted represent BREIT’s top four states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third party interests in such real estate investments. BREIT is invested in additional states that are not highlighted above.
As of September 30, 2024, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,675 properties and 63,688 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of September 30, 2024:

						Segment Revenue For the Nine Months ended September 30,(7)
Segment	Number of Properties(1)(2)	Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)	Occupancy Rate(3)(4)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	2024 ($ in thousands)	2023 ($ in thousands)
Rental Housing(8)	993	284,830 units	94%	$21,117	$58,722,031	$4,218,692	$4,292,080
Industrial	3,159	433,765 sq. ft.	94%	$6.39	30,582,981	1,368,934	1,357,012
Data Centers	114	12,742 sq. ft.	100%	$15.05	13,497,575	392,388	323,751
Net Lease	2	15,409 sq. ft.	100%	N/A	5,666,106	451,153	450,177
Office	14	5,171 sq. ft.	99%	$42.62	3,289,483	208,200	218,478
Hospitality	246	33,664 keys	73%	$189.49/$138.84	2,927,103	506,899	662,649
Retail	67	9,214 sq. ft.	97%	$20.65	2,640,765	185,226	192,314
Self Storage	80	5,118 sq. ft.	85%	$14.15	848,220	57,691	169,779
Total	4,675		94%		$118,174,264	$7,389,183	$7,666,240
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data centers investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of September 30, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended September 30, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended September 30, 2024 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized September 30, 2024 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2024. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Measured as the total fair value of real estate investments for each sector, excluding the value of any third party interests in such real estate investments.
(7)Segment revenue is determined in accordance with GAAP for the nine months ended September 30, 2024 and includes our allocable share of revenues generated by unconsolidated entities.
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2024:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	April 2017	100%	959 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	95%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	3	Various	Various	100%	576 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	86%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	4	Various	May 2018	100%	1,728 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville & Orlando, FL	May 2018	100%	320 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	95%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,753 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	92%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	94%
Citymark Multifamily 2-Pack	2	Las Vegas, NV & Lithia Springs, GA	April 2019	100%	608 units	91%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	6	Various	Various	100%	2,363 units	92%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	93%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	92%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	95%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	92%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
San Valiente Multifamily	1	Phoenix, AZ	July 2019	95%	604 units	93%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	89%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	4	Las Vegas, NV	Oct. 2019	90%	1,220 units	92%
Charleston on 66th Multifamily	1	Tampa, FL	Nov. 2019	95%	258 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	94%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	94%
Easton Gardens Multifamily	1	Columbus, OH	Feb. 2020	95%	1,064 units	94%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	94%
Indigo West Multifamily	1	Orlando, FL	March 2020	100%	456 units	91%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	94%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	96%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	6	Various	Nov. & Dec. 2020	100%	2,375 units	93%
Kansas City Multifamily Portfolio	2	Overland Park & Olathe, KS	Dec. 2020	100%	620 units	96%
Cortona South Tampa Multifamily	1	Tampa, FL	April 2021	100%	300 units	95%
Rosery Multifamily Portfolio	1	Largo, FL	April 2021	100%	224 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	93%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	94%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	92%
Charlotte Multifamily Portfolio	2	Various	June & Aug. 2021	100%	576 units	94%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	94%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	93%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	94%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	95%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	95%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	19	Various	Dec. 2021 & Jan. 2022	100%	6,044 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	88%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	95%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	March & April 2022	100%	1,390 units	95%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	April 2022	90%	759 units	95%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	April 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	April 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	April 2022	100%	195 units	95%
Rapids Multifamily Portfolio	36	Various	May 2022	100%	10,842 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	96%
Pike Multifamily Portfolio(6)	42	Various	June 2022	100%	11,621 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Tricon - Multifamily(7)	11	Various	May 2024	Various(7)	1,789 units	(5)
Highroads MH	2	Phoenix, AZ	April 2018	99.6%	198 units	96%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,250 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	April 2019	99.6%	770 units	92%
Florida MH 4-Pack	4	Various	April & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	96%
Clearwater MHC 2-Pack	2	Clearwater, FL	March & Aug. 2020	99.6%	207 units	90%
Legacy MH Portfolio	7	Various	April 2020	99.6%	1,896 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	82%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	100%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,934 units	91%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	92%
EdR Student Housing Portfolio	1	Various	Sept. 2018	60%	262 units	91%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	90%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	93%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	96%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	91%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	92%
Robin Student Housing Portfolio	8	Various	March 2022	98%	1,703 units	84%
Legacy on Rio Student Housing	1	Austin, TX	March 2022	97%	149 units	92%
Mark at Tucson Student Housing	1	Mountain, AZ	April 2022	97%	154 units	93%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	144	Various	Aug. 2022	69%	34,197 units	93%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	26,391 units	95%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	37,297 units	(5)
Quebec Independent Living Portfolio	6	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,805 units	92%
Ace Affordable Housing Portfolio(10)	419	Various	Dec. 2021	Various(10)	57,138 units	94%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	98%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	88%
Total Rental Housing	993				284,830 units

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Industrial:
HS Industrial Portfolio	33	Various	April 2017	100%	5,573 sq. ft.	94%
Fairfield Industrial Portfolio	11	Fairfield, NJ	Sept. 2017	100%	578 sq. ft.	96%
Southeast Industrial Portfolio	3	Various	Nov. 2017	100%	1,167 sq. ft.	66%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	131	Various	March 2018	100%	19,542 sq. ft.	92%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	73	Various	Nov. 2018	100%	9,854 sq. ft.	93%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	91%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	April 2019	100%	2,459 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	98%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	97%
Jupiter 12 Industrial Portfolio	290	Various	Sept. 2019	100%	54,834 sq. ft.	96%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	99%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	88%
Pancal Industrial Portfolio	12	Various	Feb. & April 2020	100%	2,109 sq. ft.	94%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	13	Various	Dec. 2020	100%	2,079 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	2,698 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	April 2021	100%	2,068 sq. ft.	87%
NW Corporate Center Industrial Portfolio	3	El Paso, TX	July 2021	100%	692 sq. ft.	100%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Stephanie Industrial Portfolio	2	Henderson, NV	Sept. 2021	100%	338 sq. ft.	100%
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	122	Various	Oct. 2021	Various(12)	32,812 sq. ft.	94%
Tempe Industrial Center	1	Tempe, AZ	Oct. 2021	100%	175 sq. ft.	100%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,735 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	101	Various	Nov. 2021	99%	14,929 sq. ft.	90%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	326	Various	Nov. 2021	12%	69,885 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	(5)
Maplewood Industrial	14	Various	Dec. 2021	100%	3,169 sq. ft.	72%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	94%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,146 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	March 2022	100%	1,280 sq. ft.	88%
Shoals Logistics Center Industrial	1	Austell, GA	April 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	April 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,598	Various Europe	Various	15%	145,947 sq. ft.	(5)
Total Industrial	3,159				433,765 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	100	Various	Aug. 2021	33.6%	10,045 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	April 2022	100%	792 sq. ft.	100%
Total Data Centers	114				12,742 sq. ft.

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	95%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(11)	1	New York, NY	March 2022	49%	2,081 sq. ft.	(5)
One Culver Office	1	Culver City, CA	March 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Various	March 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	Various	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,171 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	67%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	72%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	73%
Boston/Worcester Select-Service 3-Pack	1	Boston & Worcester, MA	Oct. 2017	100%	140 keys	91%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	79%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	83%
Corporex Select Service Portfolio	2	Various	Aug. 2018	100%	225 keys	79%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	73%
Courtyard Kona	1	Kailua-Kona, HI	March 2019	100%	455 keys	74%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	70%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	68%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	70%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	82%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	70%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	70%
Sleep Extended Stay Hotel Portfolio(11)	196	Various	July 2022	30%	24,935 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,403 keys	72%
Total Hospitality	246				33,664 keys

Retail:
Bakers Centre	1	Philadelphia, PA	March 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	100%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	97%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	98%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	98%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,226 sq. ft.	(5)
Bingo Retail Portfolio	11	Various	Dec. 2021	100%	2,017 sq. ft.	99%
Pike Retail Portfolio(6)(13)	35	Various	June 2022	Various(13)	3,710 sq. ft.	96%
Tricon-Retail	1	Ontario,Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	67				9,214 sq. ft.

Self Storage:
East Coast Storage Portfolio	21	Various	Aug. 2019	98%	1,335 sq. ft.	86%
Phoenix Storage 2-Pack	2	Phoenix, AZ	March 2020	98%	111 sq. ft.	83%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,084 sq. ft.	85%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	86%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	85%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	71 sq. ft.	86%
Flamingo Self Storage Portfolio	6	Various	Various	98%	375 sq. ft.	86%
Alpaca Self Storage Portfolio	26	Various	April 2022	98%	1,743 sq. ft.	85%
Total Self Storage	80				5,118 sq. ft.

Total Investments in Real Estate	4,675
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
(2)Includes properties owned by unconsolidated entities.
(3)Certain of our joint venture agreements provide the seller or the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(4)Excludes land under development related to our rental housing, industrial and data centers investments.
(5)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of September 30, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the three months ended September 30, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities (“PAC”).
(7)Includes various ownership interests in 11 unconsolidated multifamily properties.
(8)Includes a 100% interest in 15,964 consolidated single family rental homes, a 44% interest in 8,676 unconsolidated single family rental homes, and a 12% interest in 1,751 unconsolidated single family rental homes.
(9)Includes various ownership interests in 37,297 unconsolidated single family rental homes.
(10)Includes various ownership interests in 412 consolidated affordable housing properties and seven unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 97 consolidated industrial properties and 25 unconsolidated industrial properties.
(13)Includes 34 wholly owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of September 30, 2024 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	199	$31,955	2%	16,452	8%
2025	621	137,604	7%	19,915	10%
2026	696	208,351	11%	32,579	16%
2027	777	239,094	13%	32,530	16%
2028	636	214,135	12%	29,878	15%
2029	506	201,463	11%	24,417	12%
2030	203	133,559	7%	15,347	8%
2031	119	43,548	2%	5,246	3%
2032	63	43,151	2%	3,686	2%
2033	71	35,178	2%	2,477	1%
Thereafter	173	566,144	31%	16,901	9%
Total	4,064	$1,854,182	100%	199,428	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2024 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of September 30, 2024:

Credit Rating[1]

A
1%
BBB
11%
Private
CRE Loans
16%
Not Rated²
48%
B
12%
BB
12%

Collateral Type[1]

Other
2%
Diversified
1%
Office
5%
Hospitality
5%
Industrial
34%
Net Lease
12%
Rental Housing
41%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 59%, are primarily composed of 46% industrial and 50% rental housing assets, and include interest-only securities with a fair value of $18.6 million.

The following table details our investments in real estate debt as of September 30, 2024 ($ in thousands):

	September 30, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	5/13/2033	$5,616,298	$5,553,954	$5,274,563
RMBS	4.2%	5/31/2058	184,317	180,637	147,078
Corporate bonds	4.9%	6/6/2028	56,119	56,003	52,182
Total real estate securities	8.9%	12/28/2033	5,856,734	5,790,594	5,473,823
Commercial real estate loans	+4.4%	8/15/2027	1,096,174	1,091,916	1,088,403
Other investments(5)(6)	5.7%	9/21/2029	333,109	316,146	354,088
Total investments in real estate debt	8.8%	10/8/2032	$7,286,017	$7,198,656	$6,916,314
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” refers to the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of September 30, 2024 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of September 30, 2024, we have interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.1 billion as of September 30, 2024. In addition, CMBS includes zero-coupon securities of $0.3 billion as of September 30, 2024.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and 2023 ($ in thousands, except per share data):

	Three Months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$1,854,256	$1,925,827	$(71,571)
Hospitality revenue	137,847	145,837	(7,990)
Other revenue	102,563	115,569	(13,006)
Total revenues	2,094,666	2,187,233	(92,567)
Expenses
Rental property operating	938,025	958,571	(20,546)
Hospitality operating	97,870	103,585	(5,715)
General and administrative	15,368	16,960	(1,592)
Management fee	174,252	209,297	(35,045)
Impairment of investments in real estate	48,571	60,952	(12,381)
Depreciation and amortization	848,214	928,863	(80,649)
Total expenses	2,122,300	2,278,228	(155,928)
Other income (expense)
Loss from unconsolidated entities	(74,839)	(153,656)	78,817
Income from investments in real estate debt	184,849	192,145	(7,296)
Change in net assets of consolidated securitization vehicles	44,170	53,244	(9,074)
(Loss) income from interest rate derivatives	(815,212)	410,655	(1,225,867)
Net gain on dispositions of real estate	988,970	985,189	3,781
Interest expense, net	(853,014)	(808,169)	(44,845)
Loss on extinguishment of debt	(19,608)	(26,484)	6,876
Other (expense) income	(35,408)	(45,302)	9,894
Total other income (expense)	(580,092)	607,622	(1,187,714)
Net (loss) income	$(607,726)	$516,627	$(1,124,353)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(37,374)	$100,087	$(137,461)
Net loss (income) attributable to non-controlling interests in BREIT OP unitholders	39,041	(28,420)	67,461
Net (loss) income attributable to BREIT stockholders	$(606,059)	$588,294	$(1,194,353)
Net (loss) income per share of common stock — basic and diluted	$(0.16)	$0.14	$(0.30)
Rental Revenue
During the three months ended September 30, 2024, rental revenue decreased $71.6 million as compared to the three months ended September 30, 2023. The decrease can primarily be attributed to a $142.3 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2023 to September 30, 2024, partially offset by a $70.7 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended September 30, 2024, hospitality revenue decreased $8.0 million as compared to the three months ended September 30, 2023. The decrease can primarily be attributed to a $11.8 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2023 to September 30, 2024, partially offset by a $3.8 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Other Revenue
During the three months ended September 30, 2024, other revenue decreased $13.0 million as compared to the three months ended September 30, 2023. The decrease can primarily be attributed to a $12.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2023 to September 30, 2024 and a $0.9 million decrease in Same Property Revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.
Rental Property Operating Expenses
During the three months ended September 30, 2024, rental property operating expenses decreased $20.5 million as compared to the three months ended September 30, 2023. The decrease can primarily be attributed to a $43.8 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from July 1, 2023 to September 30, 2024, partially offset by a $23.3 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2024, hospitality operating expenses decreased $5.7 million as compared to the three months ended September 30, 2023. The decrease can primarily be attributed to a $6.8 million decrease in Non-Same Property expenses due to the real estate dispositions we made from July 1, 2023 to September 30, 2024, partially offset by a $1.1 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the three months ended September 30, 2024, general and administrative expenses decreased $1.6 million compared to the three months ended September 30, 2023. The decrease was due to a decrease in various corporate level expenses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Management Fee
During the three months ended September 30, 2024, the management fee decreased $35.0 million compared to the three months ended September 30, 2023. The decrease was due to a lower average NAV during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Impairment of Investments in Real Estate

During the three months ended September 30, 2024, impairments of investments in real estate decreased $12.4 million compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, we recognized an aggregate $48.6 million of impairment charges including (i) $20.9 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $27.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the three months ended September 30, 2023, we recognized impairments of $61.0 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period.
Depreciation and Amortization
During the three months ended September 30, 2024, depreciation and amortization decreased $80.6 million compared to the three months ended September 30, 2023. The decrease was primarily driven by the impact of disposition activity from July 1, 2023 through September 30, 2024 and the full amortization of certain intangible assets.
Loss from Unconsolidated Entities
During the three months ended September 30, 2024, income from unconsolidated entities increased $78.8 million compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $64.4 million related to the change in the fair value of unconsolidated entities carried at fair value.

Income from Investments in Real Estate Debt
During the three months ended September 30, 2024, income from investments in real estate debt decreased $7.3 million compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease of $27.3 million in interest income offset by an increase of $19.0 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended September 30, 2024, the change in net assets of consolidated securitization vehicles decreased $9.1 million compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease of $3.0 million in net unrealized/realized gains and a decrease of $6.1 million in interest income due to a decrease in principal value of our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the three months ended September 30, 2024, income from interest rate derivatives decreased $1.2 billion compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended September 30, 2024, net gain on dispositions of real estate increased $3.8 million compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, we recorded $989.0 million of net gains from the disposition of 52 rental housing properties, three industrial properties three retail properties and two hospitality properties. During the three months ended September 30, 2023, we recorded $985.2 million of net gains from the disposition of 128 self storage properties, 20 rental housing properties, seven hospitality properties, two industrial properties and one office property.
Interest Expense, Net
During the three months ended September 30, 2024, net interest expense increased $44.8 million compared to the three months ended September 30, 2023, primarily due to the incremental borrowings outstanding.
Loss on Extinguishment of Debt
During the three months ended September 30, 2024, loss on extinguishment of debt decreased $6.9 million compared to the three months ended September 30, 2023. The decrease was primarily due to the impact of refinancing and disposition activity during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Other (Expense) Income
During the three months ended September 30, 2024, other expense decreased $9.9 million compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease of $38.4 million in net unrealized loss on our investments in equity securities partially offset by an increase of $26.6 million in provision for income taxes.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2024 and 2023 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$5,729,865	$5,858,533	$(128,668)
Hospitality revenue	421,153	564,802	(143,649)
Other revenue	291,109	324,893	(33,784)
Total revenues	6,442,127	6,748,228	(306,101)
Expenses
Rental property operating	2,754,192	2,747,770	6,422
Hospitality operating	291,754	384,997	(93,243)
General and administrative	49,668	51,258	(1,590)
Management fee	542,028	643,800	(101,772)
Impairment of investments in real estate	232,329	178,667	53,662
Depreciation and amortization	2,650,756	2,915,884	(265,128)
Total expenses	6,520,727	6,922,376	(401,649)
Other income (expense)
(Loss) income from unconsolidated entities	(137,195)	380,968	(518,163)
Income from investments in real estate debt	610,117	580,948	29,169
Change in net assets of consolidated securitization vehicles	160,596	145,183	15,413
(Loss) income from interest rate derivatives	(552,650)	257,068	(809,718)
Net gain on dispositions of real estate	1,271,414	1,775,016	(503,602)
Interest expense, net	(2,542,584)	(2,336,050)	(206,534)
Loss on extinguishment of debt	(71,660)	(35,025)	(36,635)
Other income (expense)	(19,241)	(60,844)	41,603
Total other income (expense)	(1,281,203)	707,264	(1,988,467)
Net (loss) income	$(1,359,803)	$533,116	$(1,892,919)
Net loss attributable to non-controlling interests in third party joint ventures	$31,685	$243,700	$(212,015)
Net loss (income) attributable to non-controlling interests in BREIT OP unitholders	70,547	(34,643)	105,190
Net (loss) income attributable to BREIT stockholders	$(1,257,571)	$742,173	$(1,999,744)
Net (loss) income per share of common stock — basic and diluted	$(0.33)	$0.16	$(0.49)
Rental Revenue
During the nine months ended September 30, 2024, rental revenue decreased $128.7 million as compared to the nine months ended September 30, 2023. The decrease can primarily be attributed to a $385.7 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to September 30, 2024, partially offset by a $257.0 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the nine months ended September 30, 2024, hospitality revenue decreased $143.6 million as compared to the nine months ended September 30, 2023. The decrease can primarily be attributed to a $153.0 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to September 30, 2024, partially offset by a $9.4 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the nine months ended September 30, 2024, other revenue decreased $33.8 million as compared to the nine months ended September 30, 2023. The decrease can primarily be attributed to an $30.9 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to September 30, 2024 and a $2.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the nine months ended September 30, 2024, rental property operating expenses increased $6.4 million as compared to the nine months ended September 30, 2023. The increase can primarily be attributed to a $93.8 million increase in Same Property operating expenses, partially offset by a $87.4 million decrease in Non-Same Property operating expenses due to the real estate dispositions from January 1, 2023 to September 30, 2024. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the nine months ended September 30, 2024, hospitality operating expenses decreased $93.2 million as compared to the nine months ended September 30, 2023. The decrease can primarily be attributed to a $103.8 million decrease in Non-Same Property expenses due to the real estate dispositions we made from January 1, 2023 to September 30, 2024, partially offset by a $10.6 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the nine months ended September 30, 2024, general and administrative expenses decreased $1.6 million compared to the nine months ended September 30, 2023. The decrease was due to a decrease in various corporate level expenses during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Management Fee
During the nine months ended September 30, 2024, the management fee decreased $101.8 million compared to the nine months ended September 30, 2023. The decrease was due to a lower average NAV during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Impairment of Investments in Real Estate

During the nine months ended September 30, 2024, impairments of investments in real estate increased $53.7 million compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recognized an aggregate $232.3 million of impairment charges including (i) $133.0 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $99.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the nine months ended September 30, 2023, we recognized an aggregate $178.7 million of impairment charges including (i) $166.2 million related to certain properties as a result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, and (ii) $12.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the nine months ended September 30, 2024, depreciation and amortization decreased $265.1 million compared to the nine months ended September 30, 2023. The decrease was primarily driven by the impact of disposition activity from January 1, 2023 through September 30, 2024 and the full amortization of certain intangible assets.
(Loss) Income from Unconsolidated Entities
During the nine months ended September 30, 2024, (loss) income from unconsolidated entities decreased $518.2 million compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $430.4 million realized gain on the sale of MGM Grand Las Vegas & Mandalay Bay during the nine months ended September 30, 2023 and a decrease of $55.6 million related to the change in the fair value of unconsolidated entities carried at fair value.
Income from Investments in Real Estate Debt
During the nine months ended September 30, 2024, income from investments in real estate debt increased $29.2 million compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $88.1 million in net unrealized/realized gains on our investments in real estate debt and related derivatives, offset by decreases in interest income of $48.1 million.

Change in Net Assets of Consolidated Securitization Vehicles
During the nine months ended September 30, 2024, the change in net assets of consolidated securitization vehicles increased $15.4 million compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $20.9 million in net unrealized/realized gains, offset by decreases in interest income of $5.5 million due to a decrease in principal value of our net investments in these securitization vehicles.
(Loss) Income from Interest Rate Derivatives
During the nine months ended September 30, 2024, income from interest rate derivatives decreased $809.7 million compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the nine months ended September 30, 2024, net gain on dispositions of real estate decreased $503.6 million compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded $1.3 billion of net gains from the disposition of 106 rental housing properties, 34 industrial properties, and 13 retail properties and two hospitality properties. During the nine months ended September 30, 2023, we recorded $1.8 billion of net gains from the disposition of 128 self storage properties, 93 rental housing properties, 14 industrial properties, 14 hospitality properties four retail properties and one office property.
Interest Expense, Net
During the nine months ended September 30, 2024, net interest expense increased $206.5 million compared to the nine months ended September 30, 2023. The increase was primarily due to the incremental borrowings outstanding.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2024, loss on extinguishment of debt increased $36.6 million compared to the nine months ended September 30, 2023. The increase was primarily due to the impact of refinancing and disposition activity during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Other Income (Expense)
During the nine months ended September 30, 2024, other expense decreased $41.6 million compared to the nine months ended September 30, 2023. The decrease was primarily due to an increase of $74.3 million in net realized gains on our investments in equity securities partially offset by an increase of $26.6 million in provision for income taxes.

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

For the three months ended September 30, 2024 and September 30, 2023, our Same Property portfolio consisted of 937 rental housing, 3,071 industrial, two net lease, 35 data centers, 245 hotel, 79 self storage, 65 retail, and 14 office properties. The following table reconciles GAAP net (loss) income to Same Property NOI for the three months ended September 30, 2024 and September 30, 2023 ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$
Net (loss) income	$(607,726)	$516,627	$(1,124,353)
Adjustments to reconcile to Same Property NOI
General and administrative	15,368	16,960	(1,592)
Management fee	174,252	209,297	(35,045)
Impairment of investments in real estate	48,571	60,952	(12,381)
Depreciation and amortization	848,214	928,863	(80,649)
Loss (income) from unconsolidated entities	74,839	153,656	(78,817)
Income from investments in real estate debt	(184,849)	(192,145)	7,296
Change in net assets of consolidated securitization vehicles	(44,170)	(53,244)	9,074
Loss (income) from interest rate derivatives	815,212	(410,655)	1,225,867
Net gain on dispositions of real estate	(988,970)	(985,189)	(3,781)
Interest expense, net	853,014	808,169	44,845
Loss on extinguishment of debt	19,608	26,484	(6,876)
Other expense (income)	35,408	45,302	(9,894)
Non-core property expenses	210,178	171,314	38,864
Incentive compensation awards(1)	20,877	20,575	302
Lease termination fees	(4,186)	(1,321)	(2,865)
Amortization of above and below-market lease intangibles	(11,048)	(17,016)	5,968
Straight-line rental income and expense	(36,023)	(42,771)	6,748
NOI from unconsolidated entities	218,770	206,616	12,154
NOI attributable to non-controlling interests in third party joint ventures	(102,250)	(100,176)	(2,074)
NOI attributable to BREIT stockholders	1,355,089	1,362,298	(7,209)
Less: Non-Same Property NOI attributable to BREIT stockholders	119,657	182,433	(62,776)
Same Property NOI attributable to BREIT stockholders	$1,235,432	$1,179,865	$55,567
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the three months ended September 30, 2024 and September 30, 2023 ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Same Property NOI
Rental revenue	$1,708,029	$1,637,338	$70,691	4%
Hospitality revenue	133,523	129,752	3,771	3%
Other revenue	67,681	68,557	(876)	(1)%
Total revenues	1,909,233	1,835,647	73,586	4%

Rental property operating	663,218	639,935	23,283	4%
Hospitality operating	88,560	87,474	1,086	1%
Total expenses	751,778	727,409	24,369	3%

Same Property NOI attributable to non-controlling interests in third party joint ventures	(92,545)	(88,457)	(4,088)	5%
Consolidated Same Property NOI attributable to BREIT stockholders	1,064,910	1,019,781	45,129	4%
Same Property NOI from unconsolidated entities	170,522	160,084	10,438	7%
Same Property NOI attributable to BREIT stockholders	$1,235,432	$1,179,865	$55,567	5%

Same Property – Rental Revenue
Same Property rental revenue increased $70.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to a $55.5 million increase in base rental revenue, a $10.0 million increase in tenant reimbursement income, and a $5.2 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

			Change
	Three Months Ended September 30,		Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$1,106,978	$1,067,653	$39,325	—%	+4%
Industrial	252,890	241,025	11,865	(4)%	+9%
Net Lease	118,319	115,999	2,320	—%	+2%
Retail	37,196	35,389	1,807	+1%	+5%
Office	32,605	31,897	708	—%	+2%
Self Storage	17,244	17,947	(703)	(5)%	+1%
Data Centers	10,120	9,954	166	—%	+2%
Total base rental revenue	$1,575,352	$1,519,864	$55,488
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $3.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in hospitality revenue was primarily due to an increase in occupancy and food and beverage revenue at our hotels during three months ended September 30, 2024.
Same Property – Other Revenue
Same Property other revenue decreased $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to decreased ancillary income at our rental housing and industrial properties during the three months ended September 30, 2024.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $23.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the three months ended September 30, 2024.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $1.1 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in hospitality operating expenses was primarily the result of increased insurance expense, food and beverage expense, and general operating expenses during the three months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, our Same Property portfolio consisted of 925 rental housing, 3,065 industrial, two net lease, 33 data centers, 245 hotel, 79 self storage, 65 retail, and 14 office properties. The following table reconciles GAAP net (loss) income to Same Property NOI for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$
Net (loss) income	$(1,359,803)	$533,116	$(1,892,919)
Adjustments to reconcile to Same Property NOI
General and administrative	49,668	51,258	(1,590)
Management fee	542,028	643,800	(101,772)
Impairment of investments in real estate	232,329	178,667	53,662
Depreciation and amortization	2,650,756	2,915,884	(265,128)
Loss (income) from unconsolidated entities	137,195	(380,968)	518,163
Income from investments in real estate debt	(610,117)	(580,948)	(29,169)
Change in net assets of consolidated securitization vehicles	(160,596)	(145,183)	(15,413)
Loss (income) from interest rate derivatives	552,650	(257,068)	809,718
Net gain on dispositions of real estate	(1,271,414)	(1,775,016)	503,602
Interest expense, net	2,542,584	2,336,050	206,534
Loss on extinguishment of debt	71,660	35,025	36,635
Other (income) expense	19,241	60,844	(41,603)
Non-core property expenses	509,671	499,506	10,165
Incentive compensation awards(1)	57,579	34,461	23,118
Lease termination fees	(6,535)	(3,591)	(2,944)
Amortization of above and below-market lease intangibles	(35,431)	(48,844)	13,413
Straight-line rental income and expense	(115,094)	(131,528)	16,434
NOI from unconsolidated entities	625,914	599,776	26,138
NOI attributable to non-controlling interests in consolidated joint ventures	(342,863)	(321,221)	(21,642)
NOI attributable to BREIT stockholders	4,089,422	4,244,020	(154,598)
Less: Non-Same Property NOI attributable to BREIT stockholders	375,660	683,433	(307,773)
Same Property NOI attributable to BREIT stockholders	$3,713,762	$3,560,587	$153,175
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Same Property NOI
Rental revenue	$5,126,556	$4,869,564	$256,992	5%
Hospitality revenue	408,177	398,794	9,383	2%
Other revenue	183,003	185,937	(2,934)	(2)%
Total revenues	5,717,736	5,454,295	263,441	5%

Rental property operating	1,902,335	1,808,486	93,849	5%
Hospitality operating	266,692	256,125	10,567	4%
Total expenses	2,169,027	2,064,611	104,416	5%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(313,793)	(294,795)	(18,998)	6%
Consolidated Same Property NOI attributable to BREIT stockholders	3,234,916	3,094,889	140,027	5%
Same Property NOI from unconsolidated entities	478,846	465,698	13,148	3%
Same Property NOI attributable to BREIT stockholders	$3,713,762	$3,560,587	$153,175	4%

Same Property – Rental Revenue
Same Property rental revenue increased $257.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to a $184.4 million increase in base rental revenue, a $38.6 million increase in tenant reimbursement income as a result of higher operating expenses, and a $34.0 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Nine Months Ended September 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$3,318,289	$3,189,402	$128,887	—%	+4%
Industrial	748,807	706,307	42,500	(2)%	+8%
Net Lease	353,257	346,330	6,927	—%	+2%
Retail	111,593	105,990	5,603	+1%	+4%
Office	97,700	95,112	2,588	—%	+3%
Self Storage	50,912	53,379	(2,467)	(5)%	—%
Data Centers	30,097	29,752	345	—%	+1%
Total base rental revenue	$4,710,655	$4,526,272	$184,383

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $9.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in hospitality revenue was primarily due to an increase in occupancy and food and beverage revenue at our hotels during the nine months ended September 30, 2024.
Same Property – Other Revenue
Same Property other revenue decreased $2.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to decreased ancillary income at our rental housing and industrial properties during the nine months ended September 30, 2024.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $93.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the nine months ended September 30, 2024.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $10.6 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in hospitality operating expenses was primarily the result of increased insurance, food and beverage expense, and other operating expenses at our hotels during the nine months ended September 30, 2024.

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

The following table presents a reconciliation of net (loss) income attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to BREIT stockholders	$(606,059)	$588,294	$(1,257,571)	$742,173
Adjustments to arrive at FFO:
Depreciation and amortization	940,297	1,016,398	2,929,617	3,170,608
Impairment of investments in real estate	48,571	60,952	232,464	178,667
Net gain on dispositions of real estate	(993,911)	(981,995)	(1,298,579)	(2,232,530)
Net (gain) loss on change in control	(16,299)	—	13,288	3,932
Amount attributable to non-controlling interests for above adjustments	14,300	(95,200)	(228,178)	(293,887)
FFO attributable to BREIT stockholders	(613,101)	588,449	391,041	1,568,963
Adjustments to arrive at AFFO:
Incentive compensation awards	22,829	20,295	51,916	38,571
Loss on extinguishment of debt	19,919	26,484	74,933	35,025
Changes in fair value of financial instruments(1)	796,446	(6,348)	432,567	(97,433)
Straight-line rental income and expense	(51,314)	(54,496)	(143,109)	(156,600)
Amortization of deferred financing costs	68,723	63,791	193,619	189,244
Amortization of restricted stock awards	24,881	10,370	65,989	24,990
Proceeds from interest rate contract receivables	—	15,941	—	15,941
Other	37,932	(2,792)	29,358	1,285
Amount attributable to non-controlling interests for above adjustments	(53,413)	15,061	(33,754)	17,364
AFFO attributable to BREIT stockholders	252,902	676,755	1,062,560	1,637,350
Adjustments to arrive at FAD:
Management fee	174,252	209,297	542,028	643,800
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(202,676)	(201,706)	(488,749)	(471,737)
Stockholder servicing fees	(43,455)	(52,279)	(134,721)	(158,164)
Realized losses (gains) on financial instruments(1)	7,268	(287,176)	(93,600)	(305,473)
Amount attributable to non-controlling interests for above adjustments	8,233	3,427	9,344	1,855
FAD attributable to BREIT stockholders	$196,524	$348,318	$896,862	$1,347,631
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

The following table presents a reconciliation of net (loss) income attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to BREIT stockholders	$(606,059)	$588,294	$(1,257,571)	$742,173
Net (loss) income attributable to OP unitholders	(39,041)	28,420	(70,547)	34,643
Net (loss) income attributable to BREIT stockholders and OP unitholders	(645,100)	616,714	(1,328,118)	776,816
Adjustments to arrive at FFO:
Depreciation and amortization	940,297	1,016,398	2,929,617	3,170,608
Impairment of investments in real estate	48,571	60,952	232,464	178,667
Net gain on dispositions of real estate	(993,911)	(981,995)	(1,298,579)	(2,232,530)
Net (gain) loss on change in control	(16,299)	—	13,288	3,932
Amount attributable to non-controlling interests for above adjustments	9,387	(100,292)	(160,655)	(281,451)
FFO attributable to BREIT stockholders and OP unitholders	(657,055)	611,777	388,017	1,616,042
Adjustments to arrive at AFFO:
Incentive compensation awards	22,829	20,295	51,916	38,571
Loss on extinguishment of debt	19,919	26,484	74,933	35,025
Changes in fair value of financial instruments(1)	796,446	(6,348)	432,567	(97,433)
Straight-line rental income and expense	(51,314)	(54,496)	(143,109)	(156,600)
Amortization of deferred financing costs	68,723	63,791	193,619	189,244
Amortization of restricted stock awards	24,881	10,370	65,989	24,990
Proceeds from interest rate contract receivables	—	15,941	—	15,941
Other	37,932	(2,792)	29,358	1,285
Amount attributable to non-controlling interests for above adjustments	4,068	1,718	14,777	4,849
AFFO attributable to BREIT stockholders and OP unitholders	266,429	686,740	1,108,067	1,671,914
Adjustments to arrive at FAD:
Management fee	174,252	209,297	542,028	643,800
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(202,676)	(201,706)	(488,749)	(471,737)
Stockholder servicing fees	(43,455)	(52,279)	(134,721)	(158,164)
Realized losses (gains) on financial instruments(1)	7,268	(287,176)	(93,600)	(305,473)
Amount attributable to non-controlling interests for above adjustments	11,627	7,908	21,392	13,979
FAD attributable to BREIT stockholders and OP unitholders	$213,445	$362,784	$954,417	$1,394,319
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
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ materially from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost determined in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. Our Adviser will calculate the fair value of our real estate properties monthly based in part on values provided by third party independent appraisers and such calculation will be reviewed by an independent valuation advisor as further discussed below.
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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engaged third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to “Fair Value Measurements” section of Note 2 to our Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ and shares/units in thousands):

Components of NAV	September 30, 2024
Investments in real estate(1)	$105,028,683
Investments in real estate debt	6,916,313
Investments in unconsolidated entities(2)	12,911,154
Cash and cash equivalents	1,477,493
Restricted cash	1,025,441
Other assets	3,652,108
Mortgage loans, term loans, and revolving credit facilities, net	(62,285,058)
Secured financings of investments in real estate debt	(3,816,383)
Subscriptions received in advance	(143,246)
Other liabilities	(3,353,473)
Accrued performance participation allocation	—
Management fee payable	(57,731)
Accrued stockholder servicing fees(3)	(14,128)
Non-controlling interests in joint ventures	(6,099,735)
Net Asset Value	$55,241,438
Number of outstanding shares/units(4)	3,967,630

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $93.6 billion allocable to us and $11.4 billion allocable to third party joint venture interests in such investments as of September 30, 2024.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2024, our allocable share of the gross real estate asset value held by such entities was $24.6 billion.
(3)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of September 30, 2024, the Company has accrued under GAAP $0.7 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of September 30, 2024, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third Party Operating Partnership Units (1)	Total
Net asset value	$18,938,677	$30,277,817	$640,363	$1,919,345	$40,132	$3,425,104	$55,241,438
Number of outstanding shares/units(2)	1,359,463	2,172,090	46,722	140,983	2,660	245,712	3,967,630
NAV Per Share/Unit as of September 30, 2024	$13.9310	$13.9395	$13.7059	$13.6141	$15.0850	$13.9395
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
(2)As of September 30, 2024, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.3%	5.5%
Industrial	7.5%	5.7%
Net Lease	7.0%	5.6%
Hospitality	10.7%	9.1%
Data Centers	7.7%	6.1%
Self Storage	8.0%	6.6%
Office	7.1%	5.3%
Retail	7.7%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.7%	+1.0%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.6)%	(0.7)%	(1.8)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.3%	+2.7%	+1.4%	1.1%	+2.2%	+3.4%	+2.5%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.4)%	(1.0)%	(2.1)%	(3.1)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2024
Stockholders’ equity	$27,832,111
Non-controlling interests attributable to BREIT OP	2,918,812
Redeemable non-controlling interest	15,759
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	30,766,682
Adjustments:
Accrued stockholder servicing fees	668,640
Accrued affiliated service provider incentive compensation awards	(54,005)
Accumulated depreciation and amortization under GAAP	12,936,657
Unrealized net real estate and real estate debt appreciation	10,923,464
NAV	$55,241,438

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
–Under GAAP, the affiliated incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity, resulting in no impact to Stockholders’ Equity. For purposes of calculating NAV, we value the awards based on performance in the applicable period and deduct such value from NAV.
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.4959 per share/unit for the nine months ended September 30, 2024. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of September 30, 2024, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes and OP units for the nine months ended September 30, 2024:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
January 31, 2024	$0.0451	$0.0553	$0.0452	$0.0524	$0.0553
February 28, 2024	0.0451	0.0547	0.0453	0.0519	0.0547
March 31, 2024	0.0451	0.0554	0.0453	0.0524	0.0554
April 30, 2024	0.0451	0.0551	0.0453	0.0522	0.0551
May 31, 2024	0.0451	0.0553	0.0452	0.0524	0.0553
June 30, 2024	0.0451	0.0549	0.0452	0.0521	0.0549
July 31, 2024	0.0451	0.0552	0.0453	0.0523	0.0552
August 31, 2024	0.0451	0.0551	0.0452	0.0522	0.0551
September 30, 2024	0.0451	0.0549	0.0453	0.0521	0.0549
Total	$0.4059	$0.4959	$0.4073	$0.4700	$0.4959
The following table summarizes our sources of distributions declared to BREIT stockholders and OP unitholders during the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Sources of Distributions
Cash flows from operating activities(1)	$1,891,397	100%	$2,162,288	100%
Net gains from investment realizations	—	—	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$1,891,397	100%	$2,162,288	100%

Year-to-date cash flows from operating activities	$1,632,715		$2,135,784
Net gain on dispositions(2)	$995,575		$1,554,857
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

The following table summarizes our distributions declared to BREIT stockholders during the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$941,497	53%	$1,120,271	54%
Reinvested in shares	837,123	47%	966,187	46%
Total distributions(1)	$1,778,620	100%	$2,086,458	100%

Funds from Operations(2)	$391,041		$1,568,963
Adjusted Funds from Operations(2)	$1,062,560		$1,637,350
Funds Available for Distribution(2)	$896,862		$1,347,631
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
The following table summarizes our distributions declared to BREIT stockholders and OP unitholders during the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$974,149	52%	$1,160,603	54%
Reinvested in shares and units	917,248	48%	1,001,685	46%
Total distributions(1)	$1,891,397	100%	$2,162,288	100%

Funds from Operations(2)	$388,017		$1,616,042
Adjusted Funds from Operations(2)	$1,108,067		$1,671,914
Funds Available for Distribution(2)	$954,417		$1,394,319
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Reflects amounts allocable to BREIT stockholders and OP unitholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net loss attributable to BREIT stockholders and OP unitholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.9 billion of liquidity as of November 7, 2024. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $5.1 billion as well as unrestricted cash and cash equivalents of $1.8 billion. We also expect $0.3 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of November 7, 2024. We also generate incremental liquidity through our operating cash flows, which were $1.6 billion for the nine months ended September 30, 2024. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $6.9 billion as of September 30, 2024. In addition, we remain moderately leveraged (49% as of September 30, 2024) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $77.2 billion as of November 7, 2024.

Capital Resources
As of September 30, 2024, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of September 30, 2024 ($ in thousands):

	September 30, 2024			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	8/15/2029	N/A	$22,283,122	$23,872,148
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.5%	11/9/2027	N/A	32,708,839	32,316,849
Variable rate warehouse facilities(4)	+2.1%	7/30/2025	$4,008,497	2,972,009	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/19/2027	$3,704,708	3,694,691	2,489,784
Total variable rate loans	+2.4%	8/30/2027		39,375,539	38,348,176
Total loans secured by our properties	6.2%	5/15/2028		61,658,661	62,220,324

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.5%	10/20/2025	N/A	3,816,383	4,368,269

Unsecured loans:
Unsecured term loans	+2.5%	1/30/2026	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	12/12/2025	$6,073,077	510,000	—
Affiliate revolving credit facility	+2.5%	1/24/2025	75,000	—	—
Total unsecured loans			$6,148,077	1,636,923	1,126,923

Total indebtedness				$67,111,967	$67,715,516

(1)“+” refers to the relevant floating benchmark rates, which include SOFR, Canadian Overnight Repo Rate Average (“CORRA”), EURIBOR, and SONIA as applicable to each loan or secured financing. As of September 30, 2024, we had outstanding interest rate swaps with an aggregate notional balance of $32.7 billion and interest rate caps with an aggregate notional balance of $11.9 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $293.8 million and $293.3 million of loans related to investments in affordable housing properties as of September 30, 2024 and December 31, 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The table above excludes consolidated senior CMBS positions owned by third parties, which are reflected in our consolidated GAAP balance sheets, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

The following table is a summary of the impact of derivatives on our weighted average interest rate as of September 30, 2024:

September 30, 2024
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

As of November 8, 2024, we have received cumulative net proceeds of $15.7 billion from selling an aggregate of 1.1 billion shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 404.4 million Class S shares, 517.3 million Class I shares, 20.9 million Class T shares, and 126.7 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We fulfilled all repurchase requests for the three months ended September 30, 2024. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$1,632,715	$2,135,784
Cash flows provided by investing activities	7,351,429	8,205,853
Cash flows used in financing activities	(9,177,060)	(9,925,880)
Net increase in cash and cash equivalents and restricted cash	$(192,916)	$415,757
Cash flows provided by operating activities decreased $0.5 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to decreased cash flows from the operations of income from our investments in real estate and of our investments in real estate debt.
Cash flows provided by investing activities decreased $0.9 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to (i) a decrease of $1.0 billion in return of capital distributions received from unconsolidated entities, (ii) a decrease of $0.6 billion in proceeds from disposition of real estate and (iii) a decrease of $0.2 billion in other investing activities. This was partially offset by (i) an increase of $0.8 billion in proceeds from the realization of investments in real estate debt securities and (ii) a decrease of $0.2 billion in capital improvements to real estate.
Cash flows from financing activities increased $0.7 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to (i) a net increase of $3.9 billion in borrowings and (ii) a decrease of $1.4 billion in repurchases of common stock, offset by a decrease of $4.5 billion in proceeds from issuance of common stock.

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
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2024 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$77,823,691	$11,105,216	$40,510,853	$14,066,632	$12,140,990
Ground leases	2,869,514	40,596	82,098	83,775	2,663,045
Total	$80,693,205	$11,145,812	$40,592,951	$14,150,407	$14,804,035

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2024. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $44.8 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed to SOFR, SONIA, EURIBOR, CORRA, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.7 billion and interest rate caps with an aggregate net notional balance of $11.9 billion as of September 30, 2024 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2024, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $6.2 million and $18.7 million, respectively, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Investments in Real Estate Debt
As of September 30, 2024, we held $6.9 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $3.7 million and $11.0 million for the three and nine months ended September 30, 2024, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2024, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the three months ended September 30, 2024, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.5 million Class B units of BREIT OP to the Adviser in satisfaction of the 2024 management fee through August 2024. Additionally, we issued $4.1 million Class B units of BREIT OP to the Adviser in October 2024 in satisfaction of the September 2024 management fee. The issuance of such shares in satisfaction of the management fee was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended September 30, 2024, we received $97.7 million from selling 6.9 million unregistered Class I and Class C shares to such vehicles. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. We fulfilled all repurchase requests for the three months ended September 30, 2024.
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

During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
July 2024	49,013,432	$14.08	49,013,432	1.3%	—
August 2024	39,023,786	$14.00	39,023,786	1.1%	—
September 2024	33,673,260	$13.96	33,673,260	0.9%	—
Total	121,710,478	$14.02	121,710,478	3.3%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 1,130,555 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 8, 2024	/s/ Frank Cohen
Date	Frank Cohen
Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 8, 2024	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)