Form 10-K
period 2024-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2025-03-07
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________
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
As of March 7, 2025, the registrant had the following shares outstanding (in thousands): 1,313,230 shares of Class S common stock, 2,150,639 shares of Class I common stock, 41,823 shares of Class T common stock, 135,879 shares of Class D, 2,903 shares of Class C common stock, and 0 shares of Class F common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

•Since there is no public trading market for shares of our common stock, repurchase of shares by us is generally the only way to dispose of your shares. Our share repurchase plan, which is approved and administered by our board of directors, provides our stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares, and our board of directors may determine to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in its discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions, including repurchase limitations that have in the past been, and may in the future be, exceeded, resulting in our repurchase of shares on a pro rata basis. Further, our board of directors has in the past made exceptions to the limitations in our share repurchase plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on us that would outweigh the benefit of repurchasing shares submitted for repurchase. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds, and advances or the deferral of fees and expenses. We have no limits on the amounts we may fund from such sources.
•The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) (subject to material changes as described above) and are not based on any public trading market. While there will be annual appraisals of our properties performed by independent third-party appraisal firms, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We are dependent on BX REIT Advisors L.L.C. (the “Adviser”) to conduct our operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
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
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of our investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of our investments.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact the economy going forward. Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; elevated inflation, changes in interest rates and supply chain disruptions; market volatility and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, compliance costs with respect to environmental laws and the scaling back or termination of government contracts (such as the termination of the U.S. General Services Administration (“GSA”) leases).
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
BREIT is a non-listed, perpetual life real estate investment trust (“REIT”). We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 7, 2025, we had received cumulative net proceeds of $76.8 billion from the sale of shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We have contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
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
Our Adviser is a part of Blackstone’s alternative asset management business, which is the world’s largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $1.1 trillion as of December 31, 2024.
In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 839 professionals in Blackstone’s global real estate group. Blackstone has built the world’s preeminent global real estate business with $315.4 billion of investor capital under management as of December 31, 2024. Blackstone’s real estate group (“Blackstone Real Estate”) provides the benefit of proven experience navigating market cycles, a vast portfolio that provides real time data insights, a disciplined investment approach with centralized decision making and deep industry expertise and relationships.
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

The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2024:

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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of December 31, 2024:
The select states highlighted represent BREIT’s top three states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third party interests in such real estate investments. BREIT is invested in additional states that are not highlighted above.
As of December 31, 2024, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,569 properties and 62,907 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.
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

Sustainability
As an externally managed company, BREIT’s day-to-day operations are managed by our Adviser and our executive officers under the oversight of our Board of Directors. Our executive officers are senior Blackstone Real Estate professionals and our Adviser is a subsidiary of Blackstone and part of Blackstone Real Estate. As such, many of the sustainability initiatives undertaken by Blackstone may be relevant to our business and certain of the business decisions made on our behalf by employees of our Adviser to deliver returns for its investors. Blackstone’s sustainability efforts are anchored in the goal of generating strong returns for investors in furtherance of its fiduciary duty. Blackstone also has a dedicated Global Real Estate Sustainability team that works closely with Blackstone Real Estate asset management teams across the globe to build on existing sustainability efforts and scale them in the firm’s global real estate portfolio. The Global Real Estate Sustainability team also works with certain of the Real Estate team’s portfolio companies to drive long-term value through sustainability practices, energy efficiency and decarbonization at scale.
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
We disclose funds from operations (“FFO”), adjusted funds from operations (“AFFO”), and funds available for distribution (“FAD”), each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC. However, these measures are not equivalent to our net income or loss as determined under GAAP, and do not represent a complete measure of our financial position and results of operations.
We use, and we disclose to investors, FFO, AFFO and FAD, which are considered non-GAAP financial measures. For a discussion of these measures, including definitions, reconciliation to GAAP net income (loss), and the inherent limitations of FFO, AFFO and FAD, see “Selected Information Regarding Our Operations – Funds from Operations and Adjusted Funds from Operations and Funds Available for Distributions.” FFO, AFFO, and FAD should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO.
We have incurred net losses under U.S. Generally Accepted Accounting Policies (“GAAP”) in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the years ended December 31, 2024 and 2023, we had net loss attributable to our stockholders of $890.5 million and $691.8 million, respectively. As of December 31, 2024 and 2023, we had an accumulated loss of approximately $4.9 billion and $4.0 billion, respectively, which largely reflects real estate depreciation and amortization expense in accordance with GAAP. For the years ended December 31, 2024 and 2023, depreciation and amortization expense was approximately $3.6 billion and $3.8 billion, respectively. For the years ended December 31, 2024 and 2023, our FAD was $1.2 billion and $1.7 billion, respectively.
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
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of directors’ judgment, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on the Company as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a stockholder’s ability to have their shares repurchased by us has been limited in the past, and may be limited in the future, and at times stockholders have not been able to, and may not in the future be able to, liquidate their investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), market volatility, trade conflict, civil unrest, national and international security events, war (including ongoing conflicts in the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wild fires, earthquakes or floods) or the spread of infectious illnesses, pandemics or other public health emergencies, could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds, and advances or the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds and advances or the deferral of fees and expenses. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock and/or Operating Partnership units and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from borrowings, the sale of our assets, repayments of our real estate debt investments, return of capital or offering proceeds, and advances or the deferral of fees and expenses will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced and our net asset value may be negatively impacted which would adversely impact the value of your investment in our shares. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. In addition, as discussed further under “Material U.S. Federal Income Tax Considerations” in the Prospectus, if the aggregate amount of cash we distribute to a stockholder in any given year exceeds the allocable amount of our current or accumulated earnings and profits, the excess amount will either be (1) a return of capital to the extent that the excess amount does not exceed the adjusted basis of the stockholder’s stock or (2) a gain from the sale or exchange of property to the extent that the excess amount exceeds such adjusted basis.We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

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
The Adviser or the Special Limited Partner may choose to receive, and have in the past received, shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to prior periods in which such distributions were payable to the Special Limited Partner on an annual basis. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares submitted for repurchase during such period.
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
We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. In addition, all of our single family rental housing (“SFR”) properties will be appraised at the same time on an annual basis. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property's value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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
The methods used by our Adviser and State Street or its affiliates to calculate our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating our NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase shares of our common stock on a monthly basis, and you should not view our monthly NAV, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions, see “Certain Provisions of Maryland Law and Our Charter and Bylaws—Control Share Acquisition” in the Prospectus.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 12,100,000,000 shares of capital stock, of which 12,000,000,000 shares are classified as common stock, par value $0.01 per share, of which 500,000,000 shares are classified as Class T shares, 3,000,000,000 shares are classified as Class S shares, 1,500,000,000 shares are classified as Class D shares, 6,000,000,000 shares are classified as Class I shares, 500,000,000 shares are classified as Class C shares, and 500,000,000 shares are classified as Class F shares and 100,000,000 shares are classified as preferred stock, par value $0.01 per share. We have also issued shares in private offerings and Operating Partnership units to holders other than the Company and made equity grants to our independent directors and service providers, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of our portfolio companies, other portfolio company service providers owned by Blackstone-advised investment vehicles, or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
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

Our operations are highly dependent on our information systems and technology, and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, ransomware attacks, cyber extortion, computer viruses and other malicious code.
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
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its and our portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone or its affiliates.
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

In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies that could make such impersonation more likely to occur, or appear more credible. As a result, unauthorized individuals could gain access to certain confidential data.

Cybersecurity has become a top priority for regulators around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as BREIT), and many jurisdictions in which we and Blackstone operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union, the U.K. Data Protection Act, the Gramm-Leach-Bliley Act (and applicable regulations thereunder) and the California Consumer Privacy Act at the U.S. federal and state level, respectively. In light of these proposed and final rules and the focus of federal regulators on cybersecurity, in recent years, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC's Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance and policies and procedures related to retail trading information security. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Although Blackstone maintains cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. There can be no assurance that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of tenant and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

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
We may experience risk related to the use of artificial intelligence.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, Blackstone, the Adviser or our portfolio entities, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets. See also “—Regulation with Respect to Private Funds and Investment Advisers” herein. For more information on risks relating to information security, see “—Cybersecurity and Data Protection” herein.
We, Blackstone, the Adviser and our portfolio entities intend to avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither we, Blackstone, the Adviser nor our portfolio entities can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, Blackstone, the Adviser or our portfolio entities to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, Blackstone, the Adviser and our portfolio entities, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, Blackstone, the Adviser and our portfolio entities could be exposed to risks to the extent third‐party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by Blackstone or the Adviser, any interruption of access to or use of AI Technologies could impede the ability of us, Blackstone, the Adviser or our portfolio entities to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, Blackstone, the Adviser or our portfolio entities.
AI Technologies can also be misused or misappropriated by third parties and/or employees of Blackstone, the Adviser or our portfolio entities. For example, there is a risk that a user will input confidential information, including material non-public information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, Blackstone, the Adviser or our portfolio entities. Moreover, we, Blackstone, the Adviser and our portfolio entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, Blackstone, the Adviser and our portfolio entities could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
Blackstone expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to the us, Blackstone, the Adviser or our portfolio entities or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, Blackstone, the Adviser and our portfolio entities fail to comply.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.

We may experience risks related to the use of social media and publicity platforms.
The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone and the Advisor could have adverse effects on us and/or our investments.
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts in the Middle East and Ukraine and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);
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

Additionally, geopolitical concerns and other global events such as trade conflict, civil unrest, national and international security events, war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the markets in which we invest. For example, in the U.S., the current Presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Outside the U.S., ongoing conflicts in the Middle East and Ukraine, as well as concern as to whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, have further contributed to global economic uncertainty and volatility in the global financial markets, which may adversely impact our performance. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.

In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening employees’ well‐being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

High interest rates and elevated inflation may adversely affect our financial condition and results of operations.

Periods of elevated inflation and high interest rates, such as that experienced in recent years, can contribute to significant volatility in the equity and debt markets and economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge for our real estate valuations. High interest rates and elevated inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. High interest rates and inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
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
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or sustainability matters, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
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
We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war or other hostilities; and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
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
We have made joint venture investments with third parties and Blackstone affiliates and we expect to make additional joint venture investments in the future. We have entered into, and expect to continue to enter into, joint ventures as part of an acquisition with the seller of the properties. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might subject properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with investments in which we participate alongside any Other Blackstone Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Blackstone Account in the future. In addition, we may participate in follow-on investments in joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts.
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
•under the joint venture arrangement, there will be cases where neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition and/or expected costs and expenses. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Blackstone;
•under the joint venture arrangement, if we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so;
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
Furthermore, we may have conflicting fiduciary obligations when we acquire properties with our affiliates or other Blackstone-advised investment vehicles; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We have in the past acquired, and may in the future, acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates or other Blackstone-advised investment vehicles, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in SFR acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, sustainability, legal, and regulatory and macroeconomic trends. With respect to sustainability, the nature and scope of the Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and the Adviser may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Adviser’s diligence, such as sustainability, are continuously evolving and the Adviser may not accurately or fully anticipate such evolution.
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
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us. For example, we acquired the management teams as part of our acquisitions of American Campus Communities, April Housing and Home Partners of America, and we may acquire other management teams as part of transactions in the future. Such expenses and liabilities include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, other Blackstone-advised investment vehicles, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
We may be unable to renew leases as leases expire and our leases may be terminated early.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. Our leases may also be terminated early. For example, the current administration may terminate the federal government’s leases in commercial buildings, including the GSA leases, as part of its cost reduction initiatives. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
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
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, hurricanes, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire (including wildfires), outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.
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
Many factors affect the single-family rental housing market, and we may be negatively affected by our assumptions surrounding and general conditions of the single-family rental housing market.
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

There has been increasing awareness and concern of severe weather, other climate events outside of the historical norm and other effects of climate change. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.”

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.

Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.

In recent years, advocacy groups, government agencies and the general public have raised concerns regarding sustainability matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters and related disclosures. Such governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We may also communicate certain initiatives regarding environmental, human capital management, and other sustainability-related matters in our SEC filings or in other disclosures. These initiatives could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives based on cost, timing or other considerations. Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our sustainability-related policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of inaccurate or misleading statements regarding sustainability-related matters, either because we overstate (often referred to as “greenwashing”) or understate the extent to which we are engaging in sustainability-related practices.

Investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to sustainability rating systems that have been developed by third parties to allow sustainability comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our sustainability ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our common stock. Relatedly, we risk damage to our reputation, based on perceptions of, or reactions to, our actions in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to sustainability matters or negative sustainability ratings or assessments by third-party sustainability raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

There is regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and new requirements may be created, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and other sustainability matters could adversely affect our business.

In the U.S., the SEC adopted rules (which are currently subject to a stay order pending litigation) that would require certain climate‐related disclosures by us, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology. At the state level, in 2023 California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas, or GHG, emissions, with third-party assurance of such data, and/or issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and participate in the voluntary carbon offset market or make certain claims about their carbon dioxide or GHG emissions to provide disclosures around such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory reporting aligned with the Taskforce on Climate-related Financial Disclosures (TCFD) framework for public issuers and certain asset managers and private companies, among other requirements.

There has been increased regulatory focus on sustainability-related matters and the accuracy of statements made regarding such matters, including whether such statements are greenwashing. If we are perceived as, or accused of, greenwashing or understating the extent to which we are engaging in sustainability-related practices, such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our tenants fail or are perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to around the world may not be consistent with each other. We cannot guarantee that our current sustainability practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
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

Our data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences, a decline or innovation in the technology industry, such as a decrease in the use of mobile or web-based commerce or the development of artificial intelligence models that utilize significantly less computing power to operate, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; increased competition, including from our tenants choosing to develop their own data centers; and the rapid development of new technologies or the adoption of new industry standards that render our tenants’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us.
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

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies or changes in government spending to reduce federal office space as part of the current administration’s cost reduction initiatives.

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
Our self storage investments are subject to risks from fluctuating demand and competition in the self storage industry.
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
The construction and building industry, similar to many other industries, has experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, and such disruptions may occur in the future. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time, and such increases and volatility may continue or recur from time to time. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which we would expect cause a default under development or construction financing if not timely cured. Some tenants may have the right to terminate their leases if a development or renovation project is not completed on time or may be entitled to agreed-upon remuneration for such delay. The potential liabilities to tenants and lenders in these cases can generally be expected to be recourse to certain of our subsidiaries with substantial other assets. In addition, our tenants’ businesses may also be affected by supply chain issues (particularly for our industrial or retail properties), which could impact their ability to meet their obligations to us under their leases.

We may make investments in land that we seek to develop.
Subject to the limitations of our charter and although not our primary strategy, we may acquire direct or indirect interests in undeveloped land or underdeveloped real estate, which may be non-income producing. To the extent we seek to develop real estate, it will be subject to various related risks, including those associated with obtaining zoning, environmental and other regulatory requirements, the cost and time of completing construction (including risks beyond the control of the Company, such as weather, labor conditions, material shortages, trade disruption and counterparty default), the ability to obtain the necessary facilities for the property (such as obtaining power supply for data center projects), and the availability of both construction and permanent financing on favorable terms. Development is also more susceptible to irregular accounting or other fraudulent practices. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities. Additionally, development or redevelopment projects can carry an increased risk of litigation with contractors, subcontractors, suppliers, partners, counterparties and others. Assets under development or assets acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make the lease-up, cash flow, and value of such development less profitable than anticipated.
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

Our real estate investments may be subject to impairment charges.

On a quarterly basis, we assess whether there are any indicators that the value of our real estate investments may be impaired on a GAAP basis. If an impairment indicator is identified, a real estate investment is considered impaired only if our estimate of aggregate future undiscounted cash flows, taking into account the estimated probability-weighted hold period, is less than the carrying amount of the investment. Changes in any estimates and/or assumptions, particularly the estimated hold period could have a material impact on the future undiscounted cash flows.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Although the Federal Reserve lowered interest rates three times over the course of 2024 and has indicted its intent to make additional decreases, it has expressed an expectation that such decreases would be slower going forward. Accordingly, significant uncertainty remains regarding the timing and extent of future interest rate decreases. A slower-than-expect decrease, or further increase, continues to create further uncertainty for the economy and for our tenants.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations (including economic impacts resulting from actual or perceived instability in the U.S. banking system, political dynamics associated with U.S. election results and a shutdown of the U.S. federal government due to Congressional inaction), changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing conflicts in the Middle East and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact the economy going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.
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
We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions, or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.
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
Any adverse changes, such as those experienced as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
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
We will need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions, or capital market conditions, such as the volatility of the global credit markets, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, such as the current environment, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2024, an increase of 25 basis points in SOFR rate would have resulted in an increase to our interest expense of $20.9 million, net of the impact from our interest rate swaps and caps.
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
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee, sub-committees of the Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
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
The Adviser and its affiliates will devote such time and attention as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their portfolio entities, including other investment programs to be developed in the future. Certain non-investment professionals are not dedicated solely to the Adviser but rather perform functions that benefit us as well as Other Blackstone Accounts, the Adviser and/or Blackstone, which is expected to detract from the time and attention such persons devote to the Adviser. Even some key personnel of the Adviser who devote substantially all of their time and attention to us do not devote their time and attention solely to us. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel. The Adviser’s determination of the amount of time and attention necessary to conduct our activities will be conclusive, and we rely on the Adviser’s judgment in this regard.

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

Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between Blackstone Real Estate and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information which have the potential to reduce the positive synergies and collaborations that the Adviser could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material nonpublic information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. However, certain business units will have access to form documents used by other business units; for example, when providing “seller financing” in connection with a sale, we may utilize form debt or credit agreements utilized or created by Other Blackstone Accounts with a strategy that focuses on debt investments and vice versa. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between the Adviser and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations.

In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle advised by Blackstone has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser and its affiliates will consider such relationships when evaluating an investment opportunity (including any incentives or disincentives as part of such relationships), and such relationships can be expected to influence the Adviser’s decision to make or not make particular investments on our behalf (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone and its affiliates may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below. We may also co-invest with clients of Blackstone or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Adviser and its affiliates with respect to our investments and otherwise result in a conflict.

Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us or our subsidiaries or advise on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to also provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by its portfolio entities. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities, or advise on such transactions. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders and will not reduce the Advisor’s management fee.

Our independent directors will approve any transactions in which a Blackstone broker-dealer acts as underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a subscription agreement for our shares, consent to all such transactions, along with other transactions involving conflicts described herein, to the fullest extent permitted by law. Sales of securities for our account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. When Blackstone serves as underwriter with respect to securities held by us or any of our subsidiaries, we could be subject to a “lock-up” period following the offering under applicable regulations during which time we would be unable to sell any securities subject to the “lock-up”. This may prejudice our ability to dispose of such securities at an opportune time. These conflicts related to securities and lending activities will not necessarily be resolved in our favor. Our stockholders will not receive any benefit from any such investments.
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence the Adviser to select or recommend PJT to perform services for us (the cost of which will generally be borne directly or indirectly by us). Given that PJT is no longer an affiliate of Blackstone, the Adviser and its affiliates will be free to cause us to transact with PJT generally without restriction under our charter notwithstanding the relationship between Blackstone and PJT. See also “— The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us" below.

Blackstone receives, generates or obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability matters, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from us, Other Blackstone Account and portfolio entities. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with us, Other Blackstone Accounts and portfolio entities, as well as related parties and service providers, which will give Blackstone access to (and rights regarding, including, use, ownership, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across the Company, Other Blackstone Accounts and portfolio entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us or our stockholders. For example, information obtained from a portfolio entity can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction on strategy or operations to the management team of portfolio entities owned by us and Other Blackstone Accounts and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities. Blackstone is expected to serve as the repository for data described in this paragraph, including with ownership, use and distribution rights therein.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, Blackstone is generally free to use and distribute data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to, trading activities for the benefit of Blackstone or an Other Blackstone Account. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio entity in the same or related industry. Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our stockholders.
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

The time, dedication and scope of work of a Consultant varies considerably. In some cases, a Consultant advises our sponsor on transactions, provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. Moreover, in negotiating and structuring transactions with Consultants or counterparties (such as investment banks, financial intermediaries and other service providers) of us or our portfolio companies, the Adviser will generally not seek to maximize terms as if such transaction was taking place in isolation—it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable to us). In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Advisory Agreement, the compensation to such Consultants could be borne fully by us (with no reduction or offset to the management fee paid to the Adviser). If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts.
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

The Adviser makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser determines to be consistent with the return objectives of an opportunistic “control-oriented” fund rather than the Company could fail to achieve the Adviser’s expectations and underwriting and generate an actual return that would have been appropriate for the Company. Conversely, an investment that the Adviser expects to be consistent with the Company’s return objectives will, in certain circumstances, exceed them. Furthermore, in certain circumstances where the Company is participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Adviser is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Adviser could change the applicable investment allocations as between the Company and such Other Blackstone Accounts between such signing and funding and the closing of such investment opportunity as it determines appropriate based on a number of factors, including but not limited to (i) changes in available capital (taking into account changes in capital commitment subscriptions, redemptions and/or repurchase requests, transfers, deployment of capital, reserves for future investments among other factors) and (ii) prevailing concentration limits in respect of sector, industry, geographic region or markets in question. In such circumstances, the Company’s and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. In addition, the Adviser could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to the Company based on information available to the Company at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Adviser in respect of such investment opportunity (e.g., an investment opportunity that the Adviser initially determines to be consistent with the return objectives of the Company could subsequently be determined to be consistent with the return objectives of an opportunistic “control-oriented” fund). In such circumstance, the Adviser could determine to reallocate all or any portion of any such investment opportunity from the Company to such Other Blackstone Account (or vice versa) (such fund (including the Company) from which an investment opportunity is being reallocated, a “Reallocating Account”), including in circumstances where such Reallocating Account has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocation investment opportunity, a “Reallocation Investment”). In such cases, if the non-Reallocating Account agrees to pursue the investment, it will reimburse the Reallocating Account for any deferred acquisition costs (including non-refundable or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Account relating to such Reallocated Investment, which may be so reallocated prior to closing.
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
There can be no assurance that any conflict will be resolved in our favor. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other Blackstone affiliates participating in the transaction. In addition, it is anticipated that in a bankruptcy proceeding our interest will likely be subordinated or otherwise adversely affected by virtue of such Other Blackstone Accounts’ involvement and actions relating to such investment. For example, in circumstances where we hold a junior mezzanine interest in an issuer, holders of more senior classes of debt issued by such entity (which may include Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer.
In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, or vice versa, Blackstone may have conflicting loyalties between its duties to us and to other Blackstone affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors). In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. In any such circumstance, the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including origination, ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of the management fee paid to the Adviser. The conflicts applicable to Other Blackstone Accounts who invest in different securities of issuers will apply equally to Blackstone itself in such situations.
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
To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may participate in follow-on investments in joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
Our sponsor may have an opportunity to acquire a property, portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone's assessment of, among other things, the expected returns and risk profile and each of the assets. For example, some of the assets in a pool may have a lower return profile, while others may have an opportunistic return profile not appropriate for us. In certain circumstances, Blackstone may determine that for legal, tax, regulatory, accounting, administrative or other reasons such portfolio or pool should be held through a single holding entity even though such portfolio or pool is divided and allocated among us and such Other Blackstone Accounts. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the portion of such portfolio or pool that is allocated to us would be specifically attributed to us through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that we would be deemed for purposes of our organizational documents to hold its portion of the portfolio or pool separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the portion of such portfolio or pool allocated to such Other Blackstone Accounts). Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single transaction or related transactions to a buyer. In that regard, the contractual purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities and instruments in the pool, and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis.
For example, a counterparty could utilize an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase the entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa). These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company, and stockholders will not be entitled to receive notice or disclosure of the occurrence of these conflicts.

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
We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of) owned by one or more Other Blackstone Accounts (or in connection with the acquisitions by one or more Other Blackstone Accounts or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other Blackstone Accounts and/or their affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other Blackstone Accounts or their affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other Blackstone Accounts) and/or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other Blackstone Accounts may receive refinancing proceeds and/or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other Blackstone Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.
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
In addition, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) that could incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus) in addition to our strategy (“Strategic Relationships”). A Strategic Relationship may involve an investor agreeing to make a capital commitment or extend a commitment or lock-up period, as applicable, to two or more Other Blackstone Accounts, including but not limited to the Company. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. As a result, Blackstone, including its personnel will receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships.
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
The relationship of certain service providers and vendors with Blackstone may result in conflicts of interest, including the payment by us of higher fees or commissions than would be the case absent the relationship.
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
Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will benefit from the fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us.

Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; arranging; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation), syndication or refinancing of a loan or investment (including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; BX Energy Services; Revantage acquisition and disposition program management; fees for monitoring and oversight of loans, property, title and/or other types of insurance provided to portfolio entities and/or third parties; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and their portfolio entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and their portfolio entities. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. Finally, Blackstone and its personnel and related parties may also receive compensation for origination expenses and with respect to unconsummated transactions.
Blackstone and portfolio entities of Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our portfolio entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, Other Blackstone Accounts or portfolio entities (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, we may engage Blackstone-affiliated portfolio entities or allow our portfolio entities to be engaged by Blackstone-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

We may engage portfolio entities of Other Blackstone Accounts and Other Blackstone Accounts may engage our portfolio entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage, consulting, business intelligence and data science services, cash management and monitoring, consolidation, corporate secretarial and executive assistant services, domiciliation, data management (e.g., gathering, processing, aggregating, reconciling, and delivering relevant industry and asset class specific data), directorship services, entity dissolution process oversight, finance/budgeting and forecasting, financing management, fundraising support, human resources and recruiting (e.g., the onboarding and ongoing development of personnel), communications and public affairs, information and data security support, information technology and software systems support (e.g., implementation of property technology strategy), corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and internal compliance/know-your-client reviews and refreshes, investment incentive payment documentation and recordkeeping, judicial processes, legal/business/finance optimization and innovation (e.g., legal invoice automation, legal document management and oversight, entity formation process standardization, management / team design, and identification of business efficiencies), legal support (e.g., claims and litigation oversight management and dispute resolution support, legal due diligence, environmental and engineering due diligence and post-closing support, fundraising and investor reporting support, regulatory legal compliance, data privacy, lease and contract support (including drafting and reviewing NDAs), management agreement review and negotiation, and human resources and employment related support including legal and compliance training for personnel), lender financial reporting, lender relationship management (e.g., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including, any required consultation with or reporting to such lender)), mortgage servicing rights support services, environmental and/or sustainability due diligence support (e.g., review of property condition reports and clean energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, payroll and benefits support, procurement, reporting (e.g., on tax, debt, portfolio or other similar topics), restructuring and work-out of performing, sub-performing and nonperforming loans, tax analysis and compliance (e.g., CIT and VAT compliance), trademark management, transfer pricing and internal risk control, treasury, valuation support services, vendor selection (e.g., training, due diligence and management support), and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight)); (b) management services (including, without limitation, management by a Portfolio Entity, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services (including personnel), operational coordination (e.g., coordination with JV partners, operating partners, and property managers), planning with respect to portfolio composition (e.g., hold / sell analysis support), sustainability-related planning (e.g., data collection, review, support and execution), revenue management support and portfolio and property reporting); (c) construction and project management services including, without limitation, management of development projects, management of general contractors on capital projects, project design and execution, tenant improvements, tenant space build-outs, turnkey services (such as end-to-end execution for real estate projects) and insurance support, and vendor selection (including training, due diligence and management support)); (d) leasing services (including, without limitation, creating and implementing standard forms, leasing strategy, incorporation of green leases, leasing dispute and litigation assistance, management of third-party brokers, negotiation of major leases, negotiation of leases, and income (including parking, advertising, and promotional space); (e) property management services (including, without limitation, property-level management, cleaning, energy consumption, security, revenue management, contract management, expense management, capital expenditure projects, facility management, business plan execution, engineering, capital expenditure design and implementation, reporting, provision of on-site staff, rent collection, service charge accounting and operation, marketing and advertising, tenant and guest relations, maintenance of common space, selecting and engaging architects, contractors and other third parties involved in construction, supervision of on-site third-party contractors (including facilities maintenance, cleaning, and security), and provision of retail managers to oversee tenant merchandising, promotions, and inventory); and (f) transaction support services (including, without limitation, assisting with appropriate transition of investment from acquisition to asset management, customer due diligence and related on-boarding, relationship management with brokers, banks and other potential sources of investments, identifying potential investments (including development sites) and conducting diligence and negotiation support during acquisition, coordinating with deal teams and internal legal departments, coordinating with potential sources of capital and management operators, supporting financial, pricing and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (e.g., recommending and implementing design decisions), marketing and distribution, coordinating with brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, providing in-house legal, sustainability, accounting and tax services, preparation of project feasibilities, site visits, assembling relevant information, transaction consulting, and technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents).
Such portfolio entities of Other Blackstone Accounts that can be expected to provide services to us include, without limitation, the following, and may include additional portfolio entities that may be formed or acquired in the future:
LivCor. We have engaged LivCor, LLC (“LivCor”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our multifamily properties.
EQ Management. We have engaged EQ Management, LLC (“EQ”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our office properties.
ShopCore. We have engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our retail properties.
Link. We have engaged Link Logistics Real Estate Holdco LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our logistics properties.
BRE Hotels & Resorts. We have engaged BRE Hotels & Resorts LLC (“BRE Hotels & Resorts”), a portfolio company controlled (but not owned) by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our hospitality properties.
Longview. We have engaged Longview Senior Housing, LLC (“Longview Senior Housing”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our senior housing properties.

Revantage. We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation support services, information technology and data management) and transaction support services to certain of our investments directly.
Beam Living. We have engaged BPP MFNY Employer LLC (“Beam Living”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our multifamily properties in New York City.
Costs and expenses incurred for services provided by Other Blackstone Accounts may result in conflicts of interest, including as a result of any allocation between us and/or the portfolio companies based on methodologies discussed below and could result in us paying more than our pro rata portion of fees for services.
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
Such costs and expenses are expected to include any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures, and equipment; insurance premiums; technology expenditures, including hardware and software costs, and servicing costs and upgrades related thereto; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out, expanding and winding-down a portfolio property costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee recruiting and on-boarding, ongoing training and severance payments, certain consulting fees and legal costs and IPO-readiness and other infrastructure costs); related tax costs and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and therefore we could pay more than our pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore we could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, on the basis of “cost” as described above, “revenue”, “time-allocation”, “per unit”, “spend,” “number of units,” “per square footage” or “fixed percentage,” gross asset value or sale price and the particular methodology used to allocate such costs among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in our bearing less or more costs and expenses. In addition, a portfolio entity that passes through costs and expenses on a cost reimbursement, no-profit or break-even basis may, in certain circumstances, change its allocation methodology, for example, another methodology for the allocation of costs and expenses (including for the avoidance of doubt all overhead) described herein or otherwise, to charging a flat fee for a particular service or instance (or vice versa) or to a contractually determined rate or cost that is generally consistent with those available in the market for similar goods and services described herein (or vice-versa) and such changes may increase or reduce the amounts received by such portfolio entities for the same services. A service provider may subcontract certain of its responsibilities to other portfolio entities. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone may engage our portfolio entities, including QTS Realty Trust, Home Partners of America, American Campus Communities, April Housing and any of our future portfolio entities, to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio entity incurred prior to such engagement.
To the extent we enter into joint ventures with third parties which engage service providers and vendors as discussed herein, we may be allocated more fees, costs and expenses than our pro rata share.
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
Blackstone has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if we consummate a higher percentage of transactions with a particular law firm than Blackstone, Other Blackstone Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Blackstone or Other Blackstone Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Blackstone, Other Blackstone Accounts and their affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Blackstone, the Other Blackstone Accounts and their affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
In addition to the service providers (including portfolio entity service providers) and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours, portfolio entities as well as service providers and vendors. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce the Adviser’s management fees. Furthermore, Blackstone, the Other Blackstone Accounts and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.
Blackstone-affiliated service providers and vendors, include, without limitation:
LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with certain investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrower. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, and to the extent the transaction circumstances allow, as determined by Blackstone in its sole discretion, Blackstone will benchmark relevant costs (including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction or is impractical or unduly burdensome to obtain or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents on an arm’s-length basis. Such benchmarking, where conducted, will assess where LNLS rates are within a range that Blackstone has determined is reflective of a title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments, which fees and compensation are expected to be substantial in some cases and in the form of shares of our common stock. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
The Adviser and its affiliates, except in those instances where a market comparable cannot be determined, will make determinations of certain market rates (i.e., rates that fall within a range that the Adviser and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to the Adviser. Finally, in certain circumstances, the Adviser can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a portfolio entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and their respective portfolio entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor from time to time and vice versa. Fees paid by us to Blackstone-affiliated service providers do not offset or reduce the management fee we pay to the Adviser and are not otherwise shared with us.
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
Agreements we enter with respect to service and products purchased on a group basis may result in conflicts of interest due to the allocation of the costs and benefits of these agreements.
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
Similarly, we and our portfolio entities may enter into arrangements with Other Blackstone Accounts and their respective portfolio entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, we and Other Blackstone Accounts (and their portfolio entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine).
In respect of such insurance arrangements, Blackstone may make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
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

The potential receipt of compensation by Blackstone related to data management services provided to portfolio properties, us and Other Blackstone Accounts may cause us to invest in portfolio entities that we may not otherwise have invested in or on terms and conditions less favorable to us than we would have otherwise sought to obtain.

Revantage provides data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”) and Blackstone or an affiliate of Blackstone formed in the future may also provide data management services. Such services may include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). If Blackstone enters into data services arrangements with portfolio entities and receives compensation from such portfolio entities for such data services, we will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio entities. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with portfolio entities and such portfolio entities pay Blackstone compensation for such data services, we will indirectly bear its share of the cost of such compensation based on its ownership of such portfolio entities. To the extent Blackstone receives compensation for such data services, such compensation would include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is also expected to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business.
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
Stockholders may also include affiliates of Blackstone, such as Other Blackstone Accounts, affiliates of portfolio entities, charities or foundations associated with Blackstone personnel and current or former Blackstone personnel, Blackstone’s senior advisors and operating partners, and any such Blackstone affiliates, funds or persons may also invest in us. Except as provided in our charter, all of these Blackstone-related stockholders will have equivalent rights to vote and withhold consents as nonrelated stockholders. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related stockholders.
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
Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of the aggregate of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock” in the Prospectus), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we qualify or will qualify as a domestically controlled REIT at any time. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock” in the Prospectus.
Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We believe we will exceed the Applicable Limits prior to the duration of the ten-year period and cannot predict when we will be subject to such look-through rule in the Final Regulations. You are urged to consult with your tax advisor regarding the application and impact of these rules.
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
Retirement Plan Risks
If the fiduciary of an employee benefit plan or a plan, account or other similar retirement arrangement which is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or Section 4975 of the Code fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in shares of our common stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that among other matters:
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

Stockholders that are “benefit plan investors” (within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”)) (a “Benefit Plan Investor”) should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in the shares. As discussed under “Certain ERISA Considerations,” of the Prospectus, if our assets are deemed to constitute “plan assets” of one or more stockholders that are Benefit Plan Investors this would result, among other things, in (i) the possibility that certain transactions that we have entered into in the ordinary course of our business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, may have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise "parties in interest" (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Benefit Plan Investors would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or the Adviser. With respect to a Benefit Plan Investor that is an IRA that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

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

As discussed under “Certain ERISA Considerations” in the Prospectus, we may operate in a manner intended to qualify as a “venture capital operating company” (a “VCOC”) or “real estate operating company” (“REOC”) (each within the meaning of the Plan Assets Regulations), in order to avoid holding “plan assets” of any Benefit Plan Investors subject to ERISA or Section 4975 of the Code. Operating as a VCOC would require that we obtain rights to substantially participate in or influence the conduct of the management of a number of our investments and, in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. In this regard, we may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While we intend to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because we may operate in a manner intended to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, we may be restricted or precluded from making certain investments. In addition, such operation could require us to liquidate investments at a disadvantageous time, resulting in lower proceeds than might have been the case without the need for such compliance.
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

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, ruling or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our tenants and our portfolio companies.

Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a stockholder’s investment.

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
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by BREIT, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.
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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to BREIT’s senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as BREIT. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.

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
Cybersecurity Governance

Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to BREIT.

Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.

Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as BREIT, on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. Our Class C and Class F shares are offered only in a private offering and are not offered in the Offering. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 7, 2025 there were 104,535 holders of record of our Class S common stock, 84,050 holders of record of our Class I common stock, 5,200 holders of record of our Class T common stock, 8,230 holders of record of our Class D common stock, and three holders of record of our Class C common stock. There were no holders of record of our Class F common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2024:

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
Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. Through December 31, 2024, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees as all such amount were paid to participating broker-dealers.
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
The following table presents our monthly NAV per share for each applicable share class from January 31, 2022 through December 31, 2024:(1)

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
January 31, 2022	$14.5266	$14.5322	$14.3344	$14.2465	$—
February 28, 2022	14.6411	14.6406	14.4362	14.3500	—
March 31, 2022	14.8234	14.8229	14.6156	14.5273	—
April 30, 2022	14.9649	14.9680	14.7523	14.6608	—
May 31, 2022	14.9758	14.9810	14.7588	14.6681	—
June 30, 2022	14.9778	14.9828	14.7601	14.6688	—

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares
July 31, 2022	14.9990	15.0041	14.7803	14.6886	—
August 31, 2022	15.0898	15.0947	14.8688	14.7761	—
September 30, 2022	15.1036	15.1083	14.8817	14.7879	—
October 31, 2022	15.0587	15.0634	14.8367	14.7430	—
November 30, 2022	14.8732	14.8777	14.6533	14.5607	—
December 31, 2022	14.8234	14.8279	14.6008	14.5117	—
January 31, 2023	14.7323	14.7420	14.5107	14.4218	14.7923
February 28, 2023	14.7831	14.7927	14.5612	14.4704	14.9001
March 31, 2023	14.5775	14.5864	14.3580	14.2679	14.7328
April 30, 2023	14.5489	14.5576	14.3291	14.2381	14.7600
May 31, 2023	14.5913	14.6001	14.3700	14.2786	14.8593
June 30, 2023	14.6762	14.6852	14.4528	14.3606	15.0023
July 31, 2023	14.8033	14.8126	14.5772	14.4839	15.1895
August 31, 2023	14.8843	14.8938	14.6561	14.5622	15.3302
September 30, 2023	14.8031	14.8127	14.5752	14.4814	15.3038
October 31, 2023	14.6021	14.6104	14.3764	14.2836	15.1533
November 30, 2023	14.3199	14.3280	14.0976	14.0062	14.9172
December 31, 2023	14.0897	14.0977	13.8702	13.7796	14.7348
January 31, 2024	14.1135	14.1214	13.8927	13.8016	14.8169
February 29, 2024	14.1465	14.1547	13.9243	13.8327	14.9085
March 31, 2024	14.1788	14.1870	13.9554	13.8632	15.0014
April 30, 2024	14.1786	14.1871	13.9544	13.8619	15.0594
May 31, 2024	14.1373	14.1460	13.9130	13.8204	15.0663
June 30, 2024	14.0899	14.0986	13.8651	13.7730	15.0742
July 31, 2024	14.0076	14.0163	13.7832	13.6914	15.0458
August 31, 2024	13.9677	13.9764	13.7431	13.6512	15.0657
September 30, 2024	13.9310	13.9395	13.7059	13.6141	15.0850
October 31, 2024	13.9646	13.9736	13.7385	13.6457	15.1811
November 30, 2024	13.9104	13.9196	13.6843	13.5916	15.1793
December 31, 2024	13.7045	13.7133	13.4809	13.3892	15.0145
(1)As of December 31, 2024, no Class F shares were issued and outstanding.

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
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and differs materially from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost determined in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. Our Adviser calculates the fair value of our real estate properties monthly based in part on values provided by third party independent appraisers, and such calculations are reviewed by an independent valuation advisor as further discussed below.
Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other REITs and other real estate investors may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure determined under GAAP and the valuations of, and certain adjustments made to, our assets and liabilities used in the determination of NAV differs materially from comparable historical cost amounts determined in accordance with GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other measure determined in accordance with GAAP.
The following valuation methods are used for purposes of calculating the significant components of our NAV:
•Consolidated properties are initially valued at cost, which we expect to represent fair value at the time of acquisition. Subsequently, consolidated properties are primarily valued using the discounted cash flow methodology (the "Income Approach"), whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the Income Approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include Sales Comparisons and the Replacement Cost Approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in discounted cash flow methodology (the Income Approach). Below the tables that set forth our NAV calculation is a sensitivity analysis of the weighted average discount rates and exit capitalization rates for our property investments.
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engages third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to “Fair Value Measurements” section of Note 2 to our Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.

•Mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities (collectively, “Debt”) are estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations.
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
•Any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares (including OP units) based on each class’s relative percentage of the total aggregate NAV effective on the first calendar day of the current month (as described in the previous bullet). Changes in our aggregate NAV include, but are not limited to, net portfolio income from investments, interest expense, realized and unrealized net real estate and debt appreciation and depreciation, general and administrative expenses, management fee and performance participation allocation. Unrealized net real estate and debt appreciation includes any change in the fair market value of our investments in real estate, investments in real estate debt, investments in unconsolidated entities, and Debt.
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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares/units in thousands):

Components of NAV	December 31, 2024
Investments in real estate(1)	$100,702,715
Investments in real estate debt	6,663,312
Investments in unconsolidated entities(2)	13,505,404
Cash and cash equivalents	1,883,867
Restricted cash	879,662
Other assets	4,010,922
Mortgage loans, term loans, and revolving credit facilities, net	(60,456,778)
Secured financings of investments in real estate debt	(3,624,698)
Subscriptions received in advance	(143,029)
Other liabilities	(3,246,777)
Accrued performance participation allocation	—
Management fee payable	(56,401)
Accrued stockholder servicing fees(3)	(14,132)
Non-controlling interests in joint ventures	(6,137,245)
Net Asset Value	$53,966,822
Number of outstanding shares/units(4)	3,939,995

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $89.4 billion allocable to us and $11.3 billion allocable to third party joint venture interests in such investments as of December 31, 2024.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of December 31, 2024, our allocable share of the gross real estate asset value held by such entities was $25.7 billion.
(3)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of December 31, 2024, the Company has accrued under GAAP $0.6 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of December 31, 2024, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third Party Operating Partnership Units (1)	Total
Net asset value	$18,357,757	$29,690,239	$592,366	$1,860,371	$42,761	$3,423,328	$53,966,822
Number of outstanding shares/units(2)	1,339,547	2,165,077	43,941	138,946	2,848	249,636	3,939,995
NAV Per Share/Unit as of December 31, 2024	$13.7045	$13.7133	$13.4809	$13.3892	$15.0145	$13.7133
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
(2)As of December 31, 2024, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.4%	5.5%
Industrial	7.6%	5.7%
Net Lease	7.5%	5.6%
Hospitality	10.8%	9.1%
Data Centers	7.6%	6.1%
Self Storage	8.1%	6.6%
Office	7.3%	5.3%
Retail	7.8%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.6)%	(1.7)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.3%	+2.7%	+1.5%	1.1%	+2.2%	+3.5%	+2.5%
(weighted average)	0.25% increase	(2.6)%	(3.0)%	(2.5)%	(1.4)%	(0.9)%	(2.0)%	(3.1)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2024
Stockholders’ equity	$27,353,907
Non-controlling interests attributable to BREIT OP	2,964,555
Redeemable non-controlling interest	15,688
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	30,334,150
Adjustments:
Accrued stockholder servicing fees	610,447
Accrued affiliated service provider incentive compensation awards	(85,411)
Accumulated depreciation and amortization under GAAP	13,298,724
Unrealized net real estate and real estate debt appreciation	9,808,912
NAV	$53,966,822

The following details the adjustments to reconcile total GAAP stockholders’ equity of BREIT and partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class T, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. Refer to Note 10 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.
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
–Our investments in real estate are presented at their depreciated cost basis in our consolidated GAAP financial statements. Additionally, Debt is presented at its amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.6610 per share/unit for the year ended December 31, 2024. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of December 31, 2024, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the years ended December 31, 2024, 2023 and 2022:

Declaration Year	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
2024	$0.5412	$0.6610	$0.5430	$0.6265	$0.6610
2023	0.5412	0.6660	0.5432	0.6301	0.6660
2022	0.5412	0.6685	0.5431	0.6319	0.6685
The following table outlines the tax character of our distributions paid in 2024, 2023 and 2022 as a percentage of total distributions. The distributions declared on December 31, 2024, 2023 and 2022 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Capital Gains	Return of Capital
2024 Tax Year	—%	3.73%	96.27%
2023 Tax Year	—%	14.99%	85.01%
2022 Tax Year	—%	5.65%	94.35%
The following table summarizes our sources of distributions declared to BREIT stockholders and OP unitholders during the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Sources of Distributions
Cash flows from operating activities(1)	$2,360,979	94%	$2,835,890	100%	$2,756,392	100%
Net gains from investment realizations(1)	137,956	6%	—	—	—	—
Indebtedness	—	—	—	—	—	—
Total sources of distributions	$2,498,935	100%	$2,835,890	100%	$2,756,392	100%

Year-to-date cash flows from operating activities	$2,087,325		$2,706,489		$2,728,677
Year-to-date net gains from investment realizations(2)	$1,710,477		$1,637,756		$1,009,033
(1)Our inception to date cash flows from operating activities, along with net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through December 31, 2024.
(2)Year-to-date net gains from investment realizations includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt and equity securities, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.

The following table summarizes our distributions declared to BREIT stockholders during the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,238,039	53%	$1,461,944	54%	$1,276,365	48%
Reinvested in shares	1,107,028	47%	1,262,796	46%	1,405,121	52%
Total distributions(1)	$2,345,067	100%	$2,724,740	100%	$2,681,486	100%

Funds from Operations(2)	$862,385		$953,963		$2,508,439
Adjusted Funds from Operations(2)	$1,383,805		$2,090,365		$2,132,484
Funds Available for Distribution(2)	$1,155,258		$1,738,396		$1,865,474
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
The following table summarizes our distributions declared to BREIT stockholders and OP unitholders during the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,280,317	51%	$1,515,395	53%	$1,321,699	48%
Reinvested in shares and units	1,218,618	49%	1,320,495	47%	1,434,693	52%
Total distributions(1)	$2,498,935	100%	$2,835,890	100%	$2,756,392	100%

Funds from Operations(2)	$885,543		$965,223		$2,571,723
Adjusted Funds from Operations(2)	$1,428,401		$2,147,317		$2,188,949
Funds Available for Distribution(2)	$1,214,847		$1,810,382		$1,927,126
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
We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) changes in fair value of financial instruments, (iv) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (v) straight-line rental income and expense, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, (ix) organization costs, (x) severance costs, (xi) net forfeited investment deposits, (xii) amortization of above- and below-market lease intangibles, (xiii) gain or loss on involuntary conversion, (xiv) settlement costs (xv) amortization of non-real estate assets, and adding (xvi) proceeds from interest rate contract receivables, and (xvii) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that Funds Available for Distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iii) stockholder servicing fees paid during the period, (iv) realized gains or losses on financial instruments, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders to FFO, AFFO and FAD attributable to BREIT stockholders ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to BREIT stockholders	$(890,549)	$(691,822)	$(883,519)
Adjustments to arrive at FFO:
Depreciation and amortization	3,862,856	4,167,620	4,504,687
Impairment of investments in real estate	382,309	238,531	33,554
Net gain on dispositions of real estate	(2,206,363)	(2,379,427)	(799,154)
Net loss (gain) on change in control	11,434	5,364	(20,370)
Amount attributable to non-controlling interests for above adjustments	(297,302)	(386,303)	(326,759)
FFO attributable to BREIT stockholders	862,385	953,963	2,508,439
Adjustments to arrive at AFFO:
Performance participation allocation	—	—	742,670
Incentive compensation awards	77,400	67,435	35,475
Loss on extinguishment of debt	111,623	40,300	11,476
Changes in fair value of financial instruments(1)	51,444	943,008	(1,113,318)
Straight-line rental income and expense	(203,159)	(208,762)	(270,223)
Amortization of deferred financing costs	260,833	250,933	177,354
Amortization of restricted stock awards	77,959	62,861	9,381
Other	154,536	17,391	7,979
Amount attributable to non-controlling interests for above adjustments	(9,216)	(36,764)	23,251
AFFO attributable to BREIT stockholders	1,383,805	2,090,365	2,132,484
Adjustments to arrive at FAD:
Management fee	713,643	839,237	837,687
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(666,548)	(644,193)	(515,820)
Stockholder servicing fees	(177,129)	(207,406)	(214,625)
Realized losses (gains) on financial instruments(1)	(117,173)	(324,573)	(369,064)
Amount attributable to non-controlling interests for above adjustments	18,660	(15,034)	(5,188)
FAD attributable to BREIT stockholders	$1,155,258	$1,738,396	$1,865,474
(1)Changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized losses (gains) on financial instruments primarily results from the sale of our investments in real estate debt and equity securities, and derivatives.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to BREIT stockholders	$(890,549)	$(691,822)	$(883,519)
Net loss attributable to OP unitholders	(55,634)	(40,150)	(23,680)
Net loss attributable to BREIT stockholders and OP unitholders	(946,183)	(731,972)	(907,199)
Adjustments to arrive at FFO:
Depreciation and amortization	3,862,856	4,167,620	4,504,687
Impairment of investments in real estate	382,309	238,531	33,554
Net gain on dispositions of real estate	(2,206,363)	(2,379,427)	(799,154)
Net loss (gain) on change in control	11,434	5,364	(20,370)
Amount attributable to non-controlling interests for above adjustments	(218,510)	(334,893)	(239,795)
FFO attributable to BREIT stockholders and OP unitholders	885,543	965,223	2,571,723
Adjustments to arrive at AFFO:
Performance participation allocation	—	—	742,670
Incentive compensation awards	77,400	67,435	35,475
Loss on extinguishment of debt	111,623	40,300	11,476
Changes in fair value of financial instruments(1)	51,444	943,008	(1,113,318)
Straight-line rental income and expense	(203,159)	(208,762)	(270,223)
Amortization of deferred financing costs	260,833	250,933	177,354
Amortization of restricted stock awards	77,959	62,861	9,381
Other	154,536	17,391	7,979
Amount attributable to non-controlling interests for above adjustments	12,222	8,928	16,432
AFFO attributable to BREIT stockholders and OP unitholders	1,428,401	2,147,317	2,188,949
Adjustments to arrive at FAD:
Management fee	713,643	839,237	837,687
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(666,548)	(666,050)	(521,009)
Stockholder servicing fees	(177,129)	(207,406)	(214,625)
Realized losses (gains) on financial instruments(1)	(117,173)	(324,573)	(369,064)
Amount attributable to non-controlling interests for above adjustments	33,653	21,857	5,188
FAD attributable to BREIT stockholders and OP unitholders	$1,214,847	$1,810,382	$1,927,126
(1)Changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate debt, change in net assets of consolidated securitization vehicles, investments in equity securities, and derivatives. Realized losses (gains) on financial instruments primarily results from the sale of our investments in real estate debt and equity securities, and derivatives.
(2)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.

Unregistered Sales of Equity Securities
During the year ended December 31, 2024, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP Units, in each case at the Adviser’s election. For the year ended December 31, 2024, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 51.2 million Class B units of BREIT OP to the Adviser in satisfaction of the 2024 management fee through November 2024. Additionally, we issued 4.1 million Class B units of BREIT OP to the Adviser in January 2025 in satisfaction of the December 2024 management fee.

The Special Limited Partner is entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall in the amount of $74.9 million (the “2022 Quarterly Shortfall”). The 2022 Quarterly Shortfall and the related interest of $4.8 million was satisfied with the $105.0 million performance participation accrual for the three months ended March 31, 2024, resulting in a net performance participation allocation payable of $25.3 million as of March 31, 2024. During the year ended December 31, 2024, the Company issued 1.1 million Class I units of BREIT OP, valued at $15.4 million, to the Special Limited Partner as partial payment of the net performance participation allocation earned by the Special Limited Partner as of March 31, 2024. At the election of the Special Limited Partner, each Class I unit is exchangeable for cash or Class I shares. During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”).
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the year ended December 31, 2024, we received $453.5 million from selling 32.2 million unregistered Class I and Class C shares to such vehicles. Each of the foregoing transactions was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the year ended December 31, 2024, we fulfilled $9.4 billion of share and unit repurchases requested, including all repurchase requests received for the months of February through December, 2024.
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
During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
October 2024	31,588,068	$13.92	31,588,068	0.8%	—
November 2024	32,356,085	$13.95	32,356,085	0.9%	—
December 2024	28,697,710	$13.90	28,697,710	0.8%	—
Total	92,641,863	$13.93	92,641,863	2.5%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 1,143,977 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

ITEM 6.    [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Section of the Annual Report on Form 10-K discusses 2024 and 2023 items and year to year comparison between 2024 and 2023. For the discussion of 2023 compared to 2022, see “Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2023, which specific discussion is incorporated by reference.
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
As of March 7, 2025, we had received cumulative net proceeds of $76.8 billion from the sale of 6.0 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of March 7, 2025, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

2024 Highlights
Operating Results:
•Declared monthly net distributions totaling $2.5 billion for the year ended December 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.8%	4.7%	3.9%	4.6%
Year-to-Date Total Return, without upfront selling commissions(2)	1.1%	2.0%	1.1%	1.7%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(2.3)%	n/a	(2.3)%	0.2%
Inception-to-Date Total Return, without upfront selling commissions(2)	8.5%	9.5%	8.7%	9.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	8.1%	n/a	8.2%	9.0%
Investments:
•Sold 128 rental housing properties, 114 industrial properties, 15 retail properties, three hospitality properties, and one self storage property for total net proceeds of $9.0 billion. We recognized a net realized gain of $1.7 billion, net of the impairments recorded during the year, related to the disposition of such properties.
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
Capital and Financing Activity:
•Raised $3.4 billion from the sale of shares of our common stock and units of BREIT OP during the year ended December 31, 2024. Repurchased $9.4 billion of our shares and units from investors during the year ended December 31, 2024.
•Repaid a net $2.5 billion of financings during the year ended December 31, 2024.
Current Portfolio:
•Our portfolio as of December 31, 2024 consisted of investments in real estate (95% based on fair value) and investments in real estate debt (5%).
•Our 4,569 properties(3) as of December 31, 2024 consisted primarily of Rental Housing (49% based on fair value), Industrial (25%), Data Centers (13%) and Net Lease (5%), and our real estate portfolio was primarily concentrated in the following regions: South (38%), West (29%) and East (20%).
•Our investments in real estate debt as of December 31, 2024 consisted of a diversified portfolio of CMBS, RMBS, mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(3)Excludes 62,907 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2024:

Investment Allocation[1]

Real Estate Debt
5%
Real Estate
95%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2024:
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

The following table provides a summary of our portfolio by segment as of December 31, 2024:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Segment Revenue(7) For the Year Ended December 31,
Segment	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2024 ($ in thousands)	2023 ($ in thousands)
Rental Housing(8)	971	278,363 units	94%	$22,670	$56,743,306	$5,602,645	$5,747,687
Industrial	3,073	416,848 sq. ft.	93%	$6.39	28,236,238	1,815,273	1,810,695
Data Centers	120	12,763 sq. ft.	100%	$15.11	15,072,492	544,060	438,416
Net Lease	2	15,409 sq. ft.	100%	N/A	5,480,962	601,538	600,562
Office	14	5,171 sq. ft.	98%	$41.93	3,217,265	279,364	288,823
Hospitality	245	33,547 keys	73%	$191.31/$139.46	2,915,588	660,378	820,429
Retail	65	8,917 sq. ft.	96%	$21.05	2,583,906	239,682	255,558
Self Storage	79	5,041 sq. ft.	84%	$14.25	839,317	77,114	189,498
Total	4,569		94%		$115,089,074	$9,820,054	$10,151,668
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data centers investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of December 31, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended December 31, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the year ended December 31, 2024 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized December 31, 2024 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), respectively, for the 12 months ended December 31, 2024. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Measured as the total fair value of real estate investments for each sector, excluding the value of any third party interests in such real estate investments.
(7)Segment revenue is determined in accordance with GAAP for the year ended December 31, 2024 and includes our allocable share of revenues generated by unconsolidated entities.
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of December 31, 2024:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	Apr. 2017	100%	959 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	95%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	96%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	3	Various	Various	100%	576 units	92%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	83%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,754 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	94%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	5	Various	Various	100%	1,911 units	92%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	93%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	92%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	93%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	89%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	95%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Arches at Hidden Creek Multifamily	1	Chandler, AZ	Nov. 2019	98%	432 units	95%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	93%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	92%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	93%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Jaguar Multifamily Portfolio	6	Various	Nov. & Dec. 2020	100%	2,375 units	93%
Kansas City Multifamily Portfolio	1	Overland Park, KS	Dec. 2020	100%	380 units	95%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	94%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	95%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	93%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	94%
Charlotte Multifamily Portfolio	2	Charlotte, NC	June & Aug. 2021	100%	576 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	92%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	95%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	91%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	94%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	95%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	18	Various	Dec. 2021 & Jan. 2022	100%	5,876 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	90%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	96%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	95%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	94%
Rapids Multifamily Portfolio	35	Various	May 2022	100%	10,431 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)	42	Various	June 2022	100%	11,621 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	95%
Tricon - Multifamily(7)	11	Various	May 2024	Various(7)	1,789 units	(5)
Highroads MH	2	Phoenix, AZ	Apr. 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,250 units	92%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	88%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	99%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	97%
Angler MH Portfolio	4	Phoenix, AZ	Apr. 2019	99.6%	770 units	93%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	799 units	93%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	97%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	89%
Legacy MH Portfolio	7	Various	Apr. 2020	99.6%	1,896 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	83%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	100%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,934 units	92%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	99%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	92%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	267 units	89%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	89%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	93%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	98%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	95%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	92%
Robin Student Housing Portfolio	8	Various	Mar. 2022	98%	1,703 units	87%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	149 units	92%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	93%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	98%
American Campus Communities	141	Various	Aug. 2022	69%	33,869 units	93%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	25,712 units	96%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	37,195 units	(5)
Quebec Independent Living Portfolio	6	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,805 units	93%
Ace Affordable Housing Portfolio(10)	411	Various	Dec. 2021	Various(10)	56,583 units	94%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	96%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	97%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	95%
Total Rental Housing	971				278,363 units

Industrial:
HS Industrial Portfolio	30	Various	Apr. 2017	100%	4,903 sq. ft.	96%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Canyon Industrial Portfolio	110	Various	Mar. 2018	100%	16,897 sq. ft.	92%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	56	Various	Nov. 2018	100%	7,776 sq. ft.	91%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	91%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	97%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	92%
Jupiter 12 Industrial Portfolio	284	Various	Sept. 2019	100%	53,162 sq. ft.	95%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	90%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	87%
Pancal Industrial Portfolio	12	Various	Feb. & Apr. 2020	100%	2,109 sq. ft.	95%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	12	Various	Dec. 2020	100%	1,978 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	3,147 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	86%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	112	Various	Oct. 2021	Various(12)	29,093 sq. ft.	91%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,735 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	93	Various	Nov. 2021	99%	14,188 sq. ft.	88%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	325	Various	Nov. 2021	12%	69,848 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	12	Various Europe	Dec. 2021	10%	6,005 sq. ft.	(5)
Maplewood Industrial	13	Various	Dec. 2021	100%	2,969 sq. ft.	72%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	99%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,146 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	88%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	N/A
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,598	Various Europe	Various	15%	142,588 sq. ft.	(5)
Total Industrial	3,073				416,848 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	106	Various	Aug. 2021	34.1%	10,066 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	120				12,763 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Total Net Lease	2				15,409 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	88%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,081 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Westmount, QC & Montreal, QC	Mar. 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	San Antonio, TX	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,171 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	68%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	74%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	84%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	70%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	89%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	79%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	83%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	70%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	73%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	73%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	74%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	71%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	67%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	69%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	80%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	69%
Sleep Extended Stay Hotel Portfolio(11)	196	Various	July 2022	30%	24,935 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	73%
Total Hospitality	245				33,547 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	97%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	98%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	98%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	98%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,226 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	98%
Pike Retail Portfolio(6)(13)	34	Various	June 2022	Various(13)	3,664 sq. ft.	95%
Tricon-Retail	1	Ontario,Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	65				8,917 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,249 sq. ft.	85%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	83%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,085 sq. ft.	84%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	84%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	82%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	83%
Flamingo Self Storage Portfolio	6	Various	Various	98%	375 sq. ft.	85%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,750 sq. ft.	84%
Total Self Storage	79				5,041 sq. ft.

Total Investments in Real Estate	4,569

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
(5)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of December 31, 2024. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2024. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended December 31, 2024. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2024. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2024. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities (“PAC”).
(7)Includes various ownership interests in 11 unconsolidated multifamily properties.
(8)Includes a 100% interest in 15,404 consolidated single family rental homes, a 44% interest in 8,599 unconsolidated single family rental homes, and a 12% interest in 1,709 unconsolidated single family rental homes.
(9)Includes various ownership interests in 37,195 unconsolidated single family rental homes.
(10)Includes various ownership interests in 404 consolidated affordable housing properties and seven unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 92 consolidated industrial properties and 20 unconsolidated industrial properties.
(13)Includes 33 wholly owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of December 31, 2024 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025	602	$120,933	7%	28,753	15%
2026	652	184,269	10%	29,297	16%
2027	766	228,495	13%	30,855	16%
2028	631	209,227	12%	29,039	15%
2029	510	190,470	11%	22,843	12%
2030	271	151,364	8%	17,574	9%
2031	116	39,014	2%	4,604	2%
2032	80	47,023	3%	4,183	2%
2033	74	35,361	2%	2,417	1%
2034	68	25,941	1%	3,333	2%
Thereafter	122	552,107	31%	15,058	10%
Total	3,892	$1,784,204	100%	187,956	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2024 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of December 31, 2024:

Credit Rating[1]

BBB
12%
Private
CRE Loans
16%
B
10%
BB
13%
Not Rated²
48%
CCC and Below
1%

Collateral Type[1]

Hospitality
5%
Diversified
1%
Other
1%
Office
5%
Net Lease
13%
Industrial
34%
Rental Housing
41%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 56%, are primarily composed of 49% industrial and 49% rental housing assets.

The following table details our investments in real estate debt as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	6/15/2033	$5,418,673	$5,367,610	$5,112,370
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	1/8/2034	5,664,654	5,611,165	5,305,789
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)(6)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.3%	10/29/2032	$6,990,407	$6,932,209	$6,663,313
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” refers to the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of December 31, 2024 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of December 31, 2024, we have interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $4.1 billion as of December 31, 2024. In addition, CMBS includes zero-coupon securities of $0.2 billion as of December 31, 2024.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024 and 2023 ($ in thousands, except per share data):

	Year Ended December 31,		Change
	2024	2023	$
Revenues
Rental revenue	$7,604,146	$7,816,240	$(212,094)
Hospitality revenue	546,372	694,491	(148,119)
Other revenue	380,516	423,674	(43,158)
Total revenues	8,531,034	8,934,405	(403,371)
Expenses
Rental property operating	3,670,535	3,652,121	18,414
Hospitality operating	385,515	479,493	(93,978)
General and administrative	64,499	69,176	(4,677)
Management fee	713,643	839,237	(125,594)
Impairment of investments in real estate	382,174	236,071	146,103
Depreciation and amortization	3,573,427	3,811,218	(237,791)
Total expenses	8,789,793	9,087,316	(297,523)
Other income (expense)
(Loss) income from unconsolidated entities	(82,581)	119,941	(202,522)
Income (loss) from investments in real estate debt	744,895	798,164	(53,269)
Change in net assets of consolidated securitization vehicles	201,614	191,703	9,911
(Loss) income from interest rate derivatives	(208,185)	(755,519)	547,334
Net gain on dispositions of real estate	2,130,204	1,935,021	195,183
Interest expense, net	(3,335,868)	(3,072,741)	(263,127)
Loss on extinguishment of debt	(107,736)	(40,300)	(67,436)
Other income (expense)	(63,366)	(3,319)	(60,047)
Total other income (expense)	(721,023)	(827,050)	106,027
Net loss	$(979,782)	$(979,961)	$179
Net loss attributable to non-controlling interests in third party joint ventures	$33,599	$247,989	$(214,390)
Net loss attributable to non-controlling interests in BREIT OP unitholders	55,634	40,150	15,484
Net loss attributable to BREIT stockholders	$(890,549)	$(691,822)	$(198,727)
Net loss per share of common stock — basic and diluted	$(0.23)	$(0.16)	$(0.07)
Rental Revenue
During the year ended December 31, 2024, rental revenue decreased $212.1 million as compared to the year ended December 31, 2023. The decrease can primarily be attributed to a $511.6 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to December 31, 2024, partially offset by a $299.5 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the year ended December 31, 2024, hospitality revenue decreased $148.1 million as compared to the year ended December 31, 2023. The decrease can primarily be attributed to a $158.4 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to December 31, 2024, partially offset by a $10.3 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the year ended December 31, 2024, other revenue decreased $43.2 million as compared to the year ended December 31, 2023. The decrease can primarily be attributed to a $40.6 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2023 to December 31, 2024 and a $2.6 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the year ended December 31, 2024, rental property operating expenses increased $18.4 million as compared to the year ended December 31, 2023. The increase can primarily be attributed to a $109.1 million increase in Same Property operating expenses, partially offset by a $90.7 million decrease in Non-Same Property operating expenses due to the real estate dispositions from January 1, 2023 to December 31, 2024. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the year ended December 31, 2024, hospitality operating expenses decreased $94.0 million as compared to the year ended December 31, 2023. The decrease can primarily be attributed to a $102.6 million decrease in Non-Same Property expenses due to the real estate dispositions we made from January 1, 2023 to December 31, 2024, partially offset by an $8.6 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the year ended December 31, 2024, general and administrative expenses decreased $4.7 million compared to the year ended December 31, 2023. The decrease was due to a decrease in various corporate level expenses during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Management Fee
During the year ended December 31, 2024, the management fee decreased $125.6 million compared to the year ended December 31, 2023. The decrease was due to a lower average NAV during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Impairment of Investments in Real Estate

During the year ended December 31, 2024, impairments of investments in real estate increased $146.1 million compared to the year ended December 31, 2023. During the year ended December 31, 2024, we recognized an aggregate $382.2 million of impairment charges including (i) $245.2 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily shorter hold period, and (ii) $137.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. During the year ended December 31, 2023, we recognized an aggregate $236.1 million of impairment charges including (i) $204.8 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $31.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the year ended December 31, 2024, depreciation and amortization decreased $237.8 million compared to the year ended December 31, 2023. The decrease was primarily driven by the impact of disposition activity from January 1, 2023 through December 31, 2024 and the full amortization of certain intangible assets.
(Loss) Income from Unconsolidated Entities
During the year ended December 31, 2024, (loss) income from unconsolidated entities decreased $202.5 million compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $359.0 million in net realized gains on the sale of properties, offset by an increase of $161.2 million related to the change in the fair value of interest rate derivatives held by certain of our unconsolidated entities.
Income from Investments in Real Estate Debt
During the year ended December 31, 2024, income from investments in real estate debt decreased $53.3 million compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $90.4 million in interest income, offset by increases in net unrealized/realized gains on our investments in real estate debt and related derivatives of $37.1 million.

Change in Net Assets of Consolidated Securitization Vehicles
During the year ended December 31, 2024, the change in net assets of consolidated securitization vehicles increased $9.9 million compared to the year ended December 31, 2023. The increase was primarily attributable to an increase of $21.2 million in net unrealized/realized gains, offset by decreases in interest income of $11.2 million.
(Loss) Income from Interest Rate Derivatives
During the year ended December 31, 2024, income from interest rate derivatives increased $547.3 million compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the year ended December 31, 2024, net gain on dispositions of real estate increased $195.2 million compared to the year ended December 31, 2023. During the year ended December 31, 2024, we recorded $2.1 billion of net gains from the disposition of 128 rental housing properties, 114 industrial properties, 15 retail properties, three hospitality properties, and one self storage property. During the year ended December 31, 2023, we recorded $1.9 billion of net gains from the disposition of 139 rental housing properties, 128 self storage properties, 19 hospitality properties, 14 industrial properties, five retail properties and one office property.
Interest Expense, Net
During the year ended December 31, 2024, net interest expense increased $263.1 million compared to the year ended December 31, 2023. The increase was primarily due to incremental borrowings on revolving credit facilities.
Loss on Extinguishment of Debt
During the year ended December 31, 2024, loss on extinguishment of debt increased $67.4 million compared to the year ended December 31, 2023. The increase was primarily due to the impact of refinancing and disposition activity during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Other Income (Expense)
During the year ended December 31, 2024, other expense increased $60.0 million compared to the year ended December 31, 2023. The increase was primarily due to an increase of $28.7 million in provision for income taxes and $34.0 million of other expenses.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which specific discussion is incorporated herein by reference.

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

For the year ended December 31, 2024 and 2023, our Same Property portfolio consisted of 899 rental housing, 2,983 industrial, two net lease, 33 data centers, 245 hotel, 79 self storage, 64 retail, and 14 office properties. The following table reconciles GAAP net (loss) income to Same Property NOI for the year ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$
Net loss	$(979,782)	$(979,961)	$179
Adjustments to reconcile to Same Property NOI
General and administrative	64,499	69,176	(4,677)
Management fee	713,643	839,237	(125,594)
Impairment of investments in real estate	382,174	236,071	146,103
Depreciation and amortization	3,573,427	3,811,218	(237,791)
Loss (income) from unconsolidated entities	82,581	(119,941)	202,522
Income from investments in real estate debt	(744,895)	(798,164)	53,269
Change in net assets of consolidated securitization vehicles	(201,614)	(191,703)	(9,911)
Loss from interest rate derivatives	208,185	755,519	(547,334)
Net gain on dispositions of real estate	(2,130,204)	(1,935,021)	(195,183)
Interest expense, net	3,335,868	3,072,741	263,127
Loss on extinguishment of debt	107,736	40,300	67,436
Other expense	63,366	3,319	60,047
Non-core property expenses	721,183	643,681	77,502
Incentive compensation awards(1)	72,498	55,113	17,385
Lease termination fees	(9,650)	(5,109)	(4,541)
Amortization of above and below-market lease intangibles	(45,822)	(62,670)	16,848
Straight-line rental income and expense	(153,730)	(171,849)	18,119
NOI from unconsolidated entities	865,045	810,923	54,122
NOI attributable to non-controlling interests in consolidated joint ventures	(474,588)	(447,230)	(27,358)
NOI attributable to BREIT stockholders	5,449,920	5,625,650	(175,730)
Less: Non-Same Property NOI attributable to BREIT stockholders	613,068	979,188	(366,120)
Same Property NOI attributable to BREIT stockholders	$4,836,852	$4,646,462	$190,390
(1) Included in rental property operating and hospitality operating expense on our Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the year ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Same Property NOI
Revenues
Rental revenue	$6,663,110	$6,363,576	$299,534	5%
Hospitality revenue	533,118	522,779	10,339	2%
Other revenue	232,600	235,187	(2,587)	(1)%
Total revenues	7,428,828	7,121,542	307,286	4%

Expenses
Rental property operating	2,453,856	2,344,797	109,059	5%
Hospitality operating	351,652	343,005	8,647	3%
Total expenses	2,805,508	2,687,802	117,706	4%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(429,312)	(406,473)	(22,839)	6%
Consolidated Same Property NOI attributable to BREIT stockholders	4,194,008	4,027,267	166,741	4%
Same Property NOI from unconsolidated entities	642,844	619,195	23,649	4%
Same Property NOI attributable to BREIT stockholders	$4,836,852	$4,646,462	$190,390	4%

Same Property – Rental Revenue
Same Property rental revenue increased $299.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to a $222.7 million increase in base rental revenue, a $44.0 million increase in tenant reimbursement income as a result of higher operating expenses, and a $32.8 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue year over year ($ in thousands):(1)

	Year Ended December 31,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2024	2023
Rental Housing	$4,342,258	$4,182,337	$159,921	—%	+4%
Industrial	930,181	884,818	45,363	(3)%	+8%
Net Lease	472,018	462,763	9,255	—%	+2%
Retail	145,426	137,543	7,883	1%	+5%
Office	129,709	127,147	2,562	—%	+2%
Self Storage	68,086	70,865	(2,779)	(4)%	—%
Data Centers	40,278	39,765	513	—%	+1%
Total base rental revenue	$6,127,956	$5,905,238	$222,718

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $10.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in hospitality revenue was primarily due to increases in occupancy and average daily rate and an increase in food and beverage revenue at our hotels during the year ended December 31, 2024.
Same Property – Other Revenue
Same Property other revenue decreased $2.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to decreased ancillary income at our rental housing and industrial properties during the year ended December 31, 2024.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $109.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the year ended December 31, 2024.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $8.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in hospitality operating expenses was primarily the result of increased insurance, real estate taxes, food and beverage expense, and other operating expenses at our hotels during the year ended December 31, 2024.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.2 billion of liquidity as of March 6, 2025. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $4.5 billion as well as unrestricted cash and cash equivalents of $1.7 billion. We also expect $0.1 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of March 6, 2025. We also generate incremental liquidity through our operating cash flows, which were $2.1 billion for the year ended December 31, 2024. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $6.7 billion as of December 31, 2024.

In addition, we remain moderately leveraged (49% as of December 31, 2024) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $76.8 billion as of March 6, 2025.

Capital Resources
As of December 31, 2024, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of December 31, 2024 ($ in thousands):

	December 31, 2024			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	12/23/2029	N/A	$21,645,080	$23,872,148
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.3%	1/29/2028	N/A	32,006,218	32,316,849
Variable rate warehouse facilities(4)	+2.1%	6/9/2028	$2,785,986	1,929,037	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/18/2027	$3,490,870	3,490,870	2,489,784
Total variable rate loans	+2.3%	1/21/2028		37,426,125	38,348,176
Total loans secured by our properties	5.7%	10/4/2028		59,071,205	62,220,324

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.5%	2/19/2026	N/A	3,624,698	4,368,269

Unsecured loans:
Unsecured term loans	+2.5%	10/28/2028	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	8/14/2028	$6,073,077	1,375,000	—
Affiliate revolving credit facility	+2.5%	1/24/2026	75,000	—	—
Total unsecured loans			$6,148,077	2,501,923	1,126,923

Total indebtedness				$65,197,826	$67,715,516

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of December 31, 2024, we had outstanding interest rate swaps with an aggregate notional balance of $32.7 billion and interest rate caps with an aggregate notional balance of $17.2 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $261.6 million and $293.3 million of loans related to investments in affordable housing properties as of December 31, 2024 and 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of December 31, 2024:

December 31, 2024
Weighted average interest rate of loans secured by our properties	5.7%
Impact of interest rate swaps, caps and other derivatives	(1.6)%
Net weighted average interest rate of loans secured by our properties	4.1%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in our primary offering and up to $12.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of March 7, 2025, we have received cumulative net proceeds of $16.6 billion from selling an aggregate of 1.1 billion shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 430.0 million Class S shares, 552.0 million Class I shares, 21.7 million Class T shares, and 129.7 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the year ended December 31, 2024, we fulfilled $9.4 billion of repurchases requested, including all repurchase requests received for the months of February through December, 2024. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$2,087,325	$2,706,489
Cash flows provided by investing activities	11,117,785	9,852,582
Cash flows used in financing activities	(13,121,925)	(12,114,492)
Net increase in cash and cash equivalents and restricted cash	$83,185	$444,579
Cash flows provided by operating activities decreased $0.6 billion during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to dispositions of investments in real estate in the years ended 2024 and 2023.
Cash flows provided by investing activities increased $1.3 billion during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to (i) an increase of $1.4 billion in proceeds from disposition of real estate, (ii) an increase of $0.4 billion in proceeds from sale/repayment of investment in real estate debt, and (iii) an increase of $0.5 billion in proceeds from repayments of real estate loans held by consolidated securitization vehicles. This was offset by a decrease of $1.0 billion in return of capital distributions received from unconsolidated entities.
Cash flows used in financing activities increased $1.0 billion during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to (i) a decrease of $4.3 billion in proceeds from issuance of common stock, (ii) a decrease of $1.2 billion in contributions from non-controlling interests, and (iii) an increase of $0.6 billion in the repayment of senior obligations of consolidated securitization vehicles. This was offset by (i) a decrease of $3.1 billion in repurchases of common stock, and (ii) an increase of $1.9 billion in borrowings.

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
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion concerning recent accounting pronouncements.
Commitments and Contingencies
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2024 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$63,096,414	$4,823,972	$32,001,361	$17,812,517	$8,458,563
Ground leases	2,859,548	40,678	82,328	83,901	2,652,641
Total	$65,955,962	$4,864,650	$32,083,689	$17,896,418	$11,111,204

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at December 31, 2024. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $43.6 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.7 billion and interest rate caps with an aggregate net notional balance of $17.2 billion as of December 31, 2024 to hedge the risk of increasing interest rates. For the year ended December 31, 2024, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $20.9 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” of this Annual Report on Form 10-K for more information on risks associated with our use of derivatives and hedging transactions.

Investments in Real Estate Debt
As of December 31, 2024, we held $6.7 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $12.2 million for the year ended December 31, 2024.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
For the financial statements required by this item and the reports of the independent accountants thereon, see the accompanying Consolidated Financial Statements beginning on page F-1.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.

ITEM  9B. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly “Atlantia S.p.A.”), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, which may be, or may have been at the time considered to be, an affiliate of the Company.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.5	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on August 30, 2016 and incorporated herein by reference)

10.6**
Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on August 30, 2016 and incorporated herein by reference)

10.7
Uncommitted Unsecured Line of Credit, dated January 20, 2023, between the Company, as borrower, and Blackstone Holdings Finance Co. L.L.C., as lender (filed as exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed on March 17, 2023 and incorporated herein by reference)

10.8
Amended and Restated Dealer Manager Agreement, by and between Blackstone Real Estate Income Trust, Inc. and Blackstone Advisory Partners L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

10.9	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2018 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This document has been identified as a management contract or compensatory plan or arrangement.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

March 7, 2025	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 7, 2025	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Executive Officer
(Principal Executive Officer)

March 7, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 7, 2025	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)

March 7, 2025	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board

March 7, 2025	/s/ Robert Harper
Date	Robert Harper
President and Director

March 7, 2025	/s/ Brian Kim
Date	Brian Kim
Head of Acquisitions and Capital Markets and Director

March 7, 2025	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

March 7, 2025	/s/ Susan Carras
Date	Susan Carras
Director

March 7, 2025	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

March 7, 2025	/s/ Field Griffith
Date	Field Griffith
Director

March 7, 2025	/s/ Edward Lewis
Date	Edward Lewis
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Impairments of Investments in Real Estate – Hold Period — Refer to Notes 2 and 3 to the financial statements

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

/s/ Deloitte & Touche LLP

New York, New York
March 7, 2025

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$81,457,935	$91,079,010
Investments in unconsolidated entities (includes $3,861,077 and $4,221,593 at fair value as of December 31, 2024 and 2023, respectively)	6,866,405	7,338,329
Investments in real estate debt	5,279,928	6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	13,616,526	16,331,578
Cash and cash equivalents	1,933,084	1,945,260
Restricted cash	843,810	749,760
Other assets	6,240,553	6,563,226
Total assets	$116,238,241	$130,797,795

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$58,540,235	$61,693,678
Secured financings of investments in real estate debt	3,624,698	4,368,269
Senior obligations of consolidated securitization vehicles, at fair value	12,233,141	14,777,146
Unsecured revolving credit facilities and term loans	2,501,923	1,126,923
Due to affiliates	682,747	1,027,800
Other liabilities	3,787,705	3,983,948
Total liabilities	81,370,449	86,977,764

Commitments and contingencies	—	—
Redeemable non-controlling interests	173,662	197,537

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,339,547 and 1,488,197 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13,395	14,882
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,165,077 and 2,402,959 shares issued and outstanding as of December 31, 2024 and 2023, respectively	21,651	24,030
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 43,941 and 59,246 shares issued and outstanding as of December 31, 2024 and 2023, respectively	439	592
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 138,946 and 154,794 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,389	1,548
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,848 and 2,136 shares issued and outstanding as of December 31, 2024 and 2023, respectively	28	21
Additional paid-in capital	42,781,930	48,576,100
Accumulated other comprehensive income	383,272	345,975
Accumulated deficit and cumulative distributions	(15,848,197)	(12,612,581)
Total stockholders’ equity	27,353,907	36,350,567
Non-controlling interests attributable to third party joint ventures	4,375,668	4,709,621
Non-controlling interests attributable to BREIT OP unitholders	2,964,555	2,562,306
Total equity	34,694,130	43,622,494
Total liabilities and equity	$116,238,241	$130,797,795
See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue	$7,604,146	$7,816,240	$6,564,119
Hospitality revenue	546,372	694,491	721,654
Other revenue	380,516	423,674	360,605
Total revenues	8,531,034	8,934,405	7,646,378

Expenses
Rental property operating	3,670,535	3,652,121	2,916,936
Hospitality operating	385,515	479,493	508,868
General and administrative	64,499	69,176	52,652
Management fee	713,643	839,237	837,687
Performance participation allocation	—	—	742,670
Impairment of investments in real estate	382,174	236,071	33,554
Depreciation and amortization	3,573,427	3,811,218	4,098,366
Total expenses	8,789,793	9,087,316	9,190,733

Other income (expense)
(Loss) income from unconsolidated entities	(82,581)	119,941	182,249
Income (loss) from investments in real estate debt	744,895	798,164	(167,083)
Change in net assets of consolidated securitization vehicles	201,614	191,703	(42,119)
(Loss) income from interest rate derivatives	(208,185)	(755,519)	2,566,720
Net gain on dispositions of real estate	2,130,204	1,935,021	808,846
Interest expense, net	(3,335,868)	(3,072,741)	(2,307,515)
Loss on extinguishment of debt	(107,736)	(40,300)	(11,476)
Other expense	(63,366)	(3,319)	(565,575)
Total other income (expense)	(721,023)	(827,050)	464,047
Net loss	$(979,782)	$(979,961)	$(1,080,308)
Net loss attributable to non-controlling interests in third party joint ventures	$33,599	$247,989	$173,109
Net loss attributable to non-controlling interests in BREIT OP unitholders	55,634	40,150	23,680
Net loss attributable to BREIT stockholders	$(890,549)	$(691,822)	$(883,519)
Net loss per share of common stock — basic and diluted	$(0.23)	$(0.16)	$(0.20)
Weighted-average shares of common stock outstanding, basic and diluted	3,821,925	4,409,879	4,334,100

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(979,782)	$(979,961)	$(1,080,308)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(48,515)	29,338	(50,303)
Unrealized gain (loss) on derivatives	40,258	(75,707)	408,069
Unrealized gain (loss) on derivatives from unconsolidated entities	58,541	(27,426)	149,286
Other comprehensive income (loss)	50,284	(73,795)	507,052
Comprehensive loss	(929,498)	(1,053,756)	(573,256)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	22,303	270,269	80,139
Comprehensive loss attributable to non-controlling interests in BREIT OP unitholders	53,943	43,712	13,095
Comprehensive loss attributable to BREIT stockholders	$(853,252)	$(739,775)	$(480,022)

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Changes in Equity (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2021	$12,543	$20,865	$573	$2,911	$—	$42,249,094	$(9,569)	$(5,631,014)	$36,645,403	$1,744,256	$640,267	$39,029,926

Common stock issued	$3,894	$8,301	$169	$1,456	$—	$20,636,506	$—	$—	$20,650,326	$—	$—	$20,650,326
Offering costs	—	—	—	—	—	(621,874)	—	—	(621,874)	—	—	(621,874)
Distribution reinvestment	320	511	16	87	—	1,385,874	—	—	1,386,808	—	—	1,386,808
Common stock/units repurchased	(783)	(5,971)	(32)	(240)	—	(10,472,394)	—	—	(10,479,420)	—	(52,532)	(10,531,952)
Amortization of compensation awards	—	241	—	—	—	23,847	—	—	24,088	—	12,112	36,200
Net loss ($6,602 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(883,519)	(883,519)	(171,017)	(19,170)	(1,073,706)
Other comprehensive loss	—	—	—	—	—	—	403,497	—	403,497	93,334	11,099	507,930
Distributions declared on common stock ($0.6685 gross per share)	—	—	—	—	—	—	—	(2,681,486)	(2,681,486)	—	—	(2,681,486)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,922,181	949,722	3,871,903
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	50,723	—	—	50,723	(309,859)	(74,906)	(334,042)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(39,282)	—	—	(39,282)	—	—	(39,282)
Balance at December 31, 2022	$15,974	$23,947	$726	$4,214	$—	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751

Common stock issued (transferred)	$314	$6,215	$(71)	$(2,415)	$21	$6,907,721	$—	$—	$6,911,785	$—	$—	$6,911,785
Reduction in accrual for offering costs, net	—	—	—	—	—	383,958	—	—	383,958	—	—	383,958
Distribution reinvestment	305	509	16	46	—	1,282,152	—	—	1,283,028	—	57,699	1,340,727
Common stock/units repurchased	(1,711)	(7,229)	(79)	(297)	—	(13,663,714)	—	—	(13,673,030)	—	(430,472)	(14,103,502)
Amortization of compensation awards	—	588	—	—	—	58,229	—	—	58,817	—	9,343	68,160
Net loss ($3,526 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(691,822)	(691,822)	(250,094)	(34,519)	(976,435)
Other comprehensive loss ($302 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(47,953)	—	(47,953)	(22,357)	(3,787)	(74,097)
Distributions declared on common stock and OP Units ($0.666 gross per share/unit)	—	—	—	—	—	—	—	(2,724,740)	(2,724,740)	—	(111,150)	(2,835,890)
Contributions from non-controlling interests	—	—	—	—	—	396,297	—	—	396,297	982,152	1,608,600	2,987,049
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(70,616)	—	(70,616)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(5,216)	—	—	(5,216)	(208,359)	—	(213,575)
Allocation to redeemable non-controlling interests	—	—	—	—	—	4,179	—	—	4,179	—	—	4,179
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494

Common stock issued (transferred)	$195	$707	$(82)	$14	$10	$2,085,185	$—	$—	$2,086,029	$—	$—	$2,086,029
Reduction in accrual for offering costs, net	—	—	—	—	—	130,836	—	—	130,836	—	—	130,836
Distribution reinvestment	293	456	13	33	—	1,115,644	—	—	1,116,439	—	111,591	1,228,030
Common stock/units repurchased	(1,975)	(4,216)	(84)	(206)	(3)	(9,124,214)	—	—	(9,130,698)	—	(267,355)	(9,398,053)
Amortization of compensation awards	—	674	—	—	—	66,738	—	—	67,412	—	10,816	78,228
Net loss ($129 allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(890,549)	(890,549)	(33,700)	(55,404)	(979,653)
Other comprehensive income ($259 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	37,297	—	37,297	11,537	1,709	50,543
Distributions declared on common stock and OP Units ($0.661 gross per share/unit)	—	—	—	—	—	—	—	(2,345,067)	(2,345,067)	—	(153,868)	(2,498,935)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	172,111	754,760	926,871
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(134,513)	—	(134,513)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(99,160)	—	—	(99,160)	(349,388)	—	(448,548)
Allocation to redeemable non-controlling interests	—	—	—	—	—	30,801	—	—	30,801	—	—	30,801
Balance at December 31, 2024	$13,395	$21,651	$439	$1,389	$28	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(979,782)	$(979,961)	$(1,080,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	713,643	839,237	837,687
Performance participation allocation	—	—	742,670
Impairment of investments in real estate	382,174	236,071	33,554
Depreciation and amortization	3,573,427	3,811,218	4,098,366
Net gain on dispositions of real estate	(2,130,204)	(1,935,021)	(808,846)
Loss on extinguishment of debt	107,736	40,300	11,476
Unrealized loss (gain) on fair value of financial instruments	52,055	770,669	(923,641)
Realized gain on real estate-related equity securities	(131,164)	(26,124)	(350,003)
Loss (income) from unconsolidated entities	82,581	(119,941)	(182,249)
Distributions of earnings from unconsolidated entities	262,899	322,502	249,902
Other items	177,099	6,999	55,291
Change in assets and liabilities:
Decrease (increase) in other assets	1,565	(222,502)	(431,250)
(Decrease) increase in due to affiliates	(774)	(8,562)	1,273
(Decrease) increase in other liabilities	(23,930)	(28,396)	474,755
Net cash provided by operating activities	2,087,325	2,706,489	2,728,677
Cash flows from investing activities:
Acquisitions of real estate	—	(41,405)	(30,896,249)
Capital improvements to real estate	(1,136,867)	(1,493,414)	(1,310,687)
Proceeds from disposition of real estate	8,705,405	7,396,083	2,918,715
Investment in unconsolidated entities	(543,333)	(408,537)	(3,848,722)
Dispositions of and return of capital from unconsolidated entities	984,806	1,996,760	24,103
Purchase of investments in real estate debt	(51,424)	(368,001)	(4,488,157)
Proceeds from sale/repayment of investments in real estate debt	2,109,331	1,745,422	2,487,955
Purchase of real estate-related equity securities	—	(376)	(1,045,329)
Proceeds from sale of real estate-related equity securities	—	232,104	3,269,889
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	1,199,645	655,927	1,870,183
Collateral (posted) released under derivative contracts and other secured financings	(20,601)	12,555	(42,462)
Other investing activities	(129,177)	125,464	210,695
Net cash provided by (used in) investing activities	11,117,785	9,852,582	(30,850,066)
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	15,911,131	9,184,950	33,632,896
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(18,930,513)	(12,827,714)	(14,136,372)
Borrowings under secured financings of investments in real estate debt	696,957	432,564	2,039,047
Repayments of secured financings of investments in real estate debt	(1,430,093)	(1,040,889)	(1,742,354)
Borrowings under unsecured revolving credit facilities and term loans	5,210,000	—	1,742,308
Repayments of unsecured revolving credit facilities and term loans	(3,835,000)	—	(615,385)
Payment of deferred financing costs	(345,256)	(67,469)	(447,461)
Sales of senior obligations of consolidated securitization vehicles	88,206	148,679	101,954
Repayments of senior obligations of consolidated securitization vehicles	(1,148,876)	(588,142)	(1,653,304)
Proceeds from issuance of common stock	1,927,746	6,206,288	17,466,749
Subscriptions received in advance	143,030	113,763	208,632
Offering costs paid	(204,794)	(237,573)	(274,079)
Distributions	(1,247,861)	(1,457,410)	(1,249,255)
Repurchase of common stock	(9,307,418)	(12,419,310)	(10,429,274)
Repurchase of management fee shares	—	(833,127)	—
Contributions of proceeds from repurchase of management fee shares to non-controlling interests in BREIT OP	—	833,127	—
Contributions from redeemable non-controlling interest	17,894	495	40,977
Distributions to and redemption of redeemable non-controlling interest	(25,571)	(4,310)	(51,263)
Redemption of affiliated service provider incentive compensation awards	(1,233)	(1,974)	(143)
Contributions from non-controlling interests	21,499	1,198,649	2,660,481
Distributions to and redemptions of non-controlling interests	(661,773)	(755,089)	(320,975)
Net cash (used in) provided by financing activities	(13,121,925)	(12,114,492)	26,973,179
Net change in cash and cash equivalents and restricted cash	83,185	444,579	(1,148,210)
Cash, cash equivalents and restricted cash, beginning of year	2,695,020	2,254,492	3,418,581
Effects of foreign currency translation on cash, cash equivalents and restricted cash	(1,311)	(4,051)	(15,879)
Cash, cash equivalents and restricted cash, end of year	$2,776,894	$2,695,020	$2,254,492
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,933,084	$1,945,260	$1,281,292
Restricted cash	843,810	749,760	973,200
Total cash, cash equivalents and restricted cash	$2,776,894	$2,695,020	$2,254,492

Supplemental disclosures:
Interest paid	$3,165,585	$2,848,740	$2,049,664
Non-cash investing and financing activities:
Assumption of mortgage loans in conjunction with acquisitions of real estate	$—	$—	$4,150,467
Assumption of other assets and liabilities in conjunction with acquisitions of real estate	$—	$—	$200,760
Issuance of BREIT OP units as consideration for acquisitions of real estate and purchases of non-controlling interests	$—	$—	$229,313
Issuance of Class I shares for settlement of joint venture promote liability	$43,219	$—	$—
Issuance of BREIT OP units for settlement of joint venture promote liability	$36,499	$84,638	$—
Accrued capital expenditures and acquisition related costs	$(3,611)	$—	$74,848
Acquired non-controlling interests	$—	$—	$521,868
Accrued distributions	$—	$—	$48,154
Change in accrued stockholder servicing fee due to affiliate	$(337,075)	$(626,524)	$352,586
Redeemable non-controlling interest issued as settlement of performance participation allocation	$15,370	$—	$817,527
Issuance of Class B units and Class I shares for payment of management fees	$720,746	$847,376	$—
Promote receivable for redeemable non-controlling interest issued in excess of performance participation allocation	$—	$—	$74,857
Exchange of redeemable non-controlling interest for Class I or Class C shares	$—	$65,304	$—
Exchange of redeemable non-controlling interest for Class I or Class B units	$—	$278,990	$435,238
Exchange of non-controlling interest for Class I shares	$—	$—	$604,617
Allocation to redeemable non-controlling interest	$30,801	$4,179	$39,282
Distribution reinvestment	$1,228,030	$1,340,727	$1,386,808
Accrued repurchases	$462,894	$574,958	$151,959
Mortgage payable proceeds in escrow	$—	$—	$108,940
Investment in single family rental homes risk retention securities	$—	$—	$117,073
Conversion of equity securities to investments in unconsolidated entities	$396,120	$—	$—
Collateral used in repayment of mortgage payable	$23,414	$—	$—
Preferred interest investment retained upon disposition of real estate	$200,000	$—	$—
Receivable for proceeds from disposition of real estate	$3,645	$2,522	$—
Receivable for unsettled investments in real estate debt	$—	$—	$49,061
Net increase in additional paid-in capital resulting from purchases of non-controlling interest	$—	$—	$50,723
Interest rate contract receivables resulting from terminated interest rate derivative assets	$—	$321,771	$—
Receipt of interest rate derivative assets in exchange for interest rate contract receivables	$—	$276,767	$—
Insurance receivable for involuntary conversion	$24,554	$20,058	$—
Consolidation of securitization vehicles	$—	$—	$2,348,079
Deconsolidation of securitization vehicles	$1,958,620	$302,128	$—
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$290,659	$668,682	$17,543
Other assets	$3,714	$3,912	$38
Mortgage loans, net	$(119,883)	$(265,106)	$9,129
Other liabilities	$(10,263)	$(27,213)	$263
Non-controlling interests attributable to third party joint ventures	$(57,748)	$(191,742)	$92

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, including non-U.S. persons, and to other persons, as described in the Company’s prospectus. In addition, the Company may conduct one or more private offerings of Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in itself to other investors, and to other persons, as described in the Company’s prospectus. Any such private offering will be exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares on a monthly basis. As of December 31, 2024, the Company had received aggregate net proceeds of $77.4 billion from selling shares of the Company’s common stock through the Current Offering, prior offerings registered with the SEC, and in unregistered private offerings.
As of December 31, 2024, the Company owned, in whole or in part, 4,569 properties and 62,907 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Financial results by segment are reported in Note 16 — Segment Reporting.
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
Certain amounts in the Company’s prior period Consolidated Balance Sheet included in Due to Affiliates of $5.3 million as of December 31, 2023 have been reclassified to Other Liabilities to conform to the current period presentation.

Certain amounts in the Company’s prior period Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. The Company aggregated certain financial statement line items into Other Investing Activities in the Company’s Consolidated Statements of Cash Flows. Such reclassifications had no effect on previously reported totals or subtotals in the Consolidated Statements of Cash Flows.
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
As of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $44.7 billion and $32.4 billion, respectively, compared to $50.3 billion and $37.4 billion, respectively, as of December 31, 2023. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-

market leases. The Company records acquired in-place lease values based on its evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
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
The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of the real estate may not be recoverable. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the years ended December 31, 2024 and 2023, the Company recognized $245.2 million and $204.8 million, respectively, of impairment charges related to held and used real estate investments. No impairments occurred during the year ended December 31, 2022 on held and used real estate investments. Refer to Note 3 for additional details of the impairments.
Properties Held-for-Sale
The Company classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. Generally, the Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company considers a sale for single family rental homes to be probable upon the listing of the property. The Company records held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $137.0 million, $31.3 million and $33.6 million, respectively, of impairment charges related to held-for-sale real estate investments. Held-for-sale assets and liabilities are presented within Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets. Refer to Notes 3 and 11 for additional details.

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
The Company elected the FVO for its investments in loans. As such, the resulting unrealized gains and losses on such loans are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
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
Consolidated Securitization Vehicles
The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. Additionally, the changes in fair value of these positions include the interest income and interest expense associated with such CMBS VIEs. The Company does not consider the separate presentation of the components of fair value changes to be relevant, and has elected to present these items in the aggregate as “Change in net assets of consolidated securitization vehicles” on the Company’s Consolidated Statements of Operations. The residual difference between the fair value of the consolidated securitization’s assets and liabilities represents the Company’s beneficial interest in such vehicles. The Company’s Consolidated Statements of Cash Flows includes (i) the consolidation and deconsolidation of the securitization vehicles as a non-cash item, (ii) the subsequent repayments of consolidated loans and related CMBS positions presented on a gross basis, and (iii) the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles classified as financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2024 and 2023, restricted cash primarily consists of $700.8 million and $636.0 million, respectively, of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties and security deposits. Other restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent in the name of the Company.
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
Deferred Costs
The Company’s deferred costs include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage loans and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s unsecured revolving credit facilities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
Equity Securities
The Company’s investments in equity securities of public and private real estate-related companies and its investments in preferred equity securities are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other Expense on the Company’s Consolidated Statements of Operations. Dividend income from the Company’s equity securities of public real estate-related companies is recognized on the ex-dividend date, while dividend income on its investments in preferred equity securities accrue daily based on the stated terms of the agreement and are payable quarterly in cash. Dividend income is recorded as a component of Other Expense on the Company’s Consolidated Statements of Operations. Equity securities are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets.
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

The Adviser agreed to advance $10.2 million of certain organization and offering costs on behalf of the Company (including legal, marketing and fulfillment, regulatory, due diligence, administrative, accounting, tax, transfer agent and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2017. Such costs were reimbursed to the Adviser pro rata over 60 months beginning January 1, 2018. For the year ended December 31, 2022, the Company reimbursed $2.0 million to the Adviser for such costs, and as of December 31, 2022, the Company has fully reimbursed the Adviser for such costs.
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
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2024:

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
The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Dealer Manager is entitled to receive stockholder servicing fees of 0.25% per annum of the aggregate NAV for the Class D shares.
The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2024, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class S, Class T, and Class D share is sold during the Offering. As of December 31, 2024 and 2023, the Company had accrued $0.6 billion and $1.0 billion, respectively, of stockholder servicing fees related to Class S shares, Class D shares and Class T shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.
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

The Company leases its hospitality investments to wholly-owned taxable REIT subsidiaries (“TRSs”). Revenues related to the hospitality properties operations such as room revenue, food and beverage revenue and other revenue are recorded in the TRS along with any corresponding expenses. The Company also uses TRSs outside of its hospitality properties to engage in real estate or non-real-estate related business. The TRSs are subject to taxation at the federal, state and local, and foreign levels, as applicable.

The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2024 and December 31, 2022, the Company recorded a net tax expense of $15.5 million and $13.1 million, respectively. During the year ended December 31, 2023, the Company recorded a net tax benefit of $2.9 million. During the year ended December 31, 2024, the Company recorded a deferred tax expense of $6.8 million. During the years ended December 31, 2023, and 2022, the deferred tax benefit was $10.7 million and $6.0 million, respectively. The current expense for the years ended December 31, 2024, 2023, and 2022 is $8.7 million, $7.8 million, and $19.1 million, respectively. As of December 31, 2024 and 2023, the Company recorded a deferred tax asset of $21.5 million and $28.3 million, respectively, within Other Assets on the Company’s Consolidated Balance Sheets.
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

Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2024 and 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
The Company’s investments in equity securities of public and private real estate-related companies are reported at fair value. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). In determining the fair value of its preferred equity security, the Company utilizes inputs such as stock volatility, discount rate, and risk-free interest rate (Level 2 inputs). As of December 31, 2023, the Company’s equity securities were recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets. As of December 31, 2024, there were no such equity securities.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$3,973,217	$1,047,742	$5,020,959	$—	$5,548,920	$1,241,712	$6,790,632
Real estate loans held by consolidated securitization vehicles, at fair value	—	13,616,526	—	13,616,526	—	16,331,578	—	16,331,578
Equity securities(2)	—	—	—	—	62,333	273,600	—	335,933
Investments in unconsolidated entities	—	—	3,861,077	3,861,077	—	549,138	3,672,455	4,221,593
Interest rate and foreign currency hedging derivatives(2)	—	2,002,173	—	2,002,173	—	2,160,266	—	2,160,266
Total	$—	$19,591,916	$4,908,819	$24,500,735	$62,333	$24,863,502	$4,914,167	$29,840,002

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$12,233,141	$—	$12,233,141	$—	$14,777,146	$—	$14,777,146
Interest rate and foreign currency hedging derivatives(3)	—	11,243	—	11,243	—	34,236	—	34,236
Total	$—	$12,244,384	$—	$12,244,384	$—	$14,811,382	$—	$14,811,382
(1)Excludes $259.0 million of investments measured at fair value using NAV as a practical expedient that are not classified in the fair value hierarchy, as of December 31, 2024.
(2)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Equity Securities	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2022	$1,541,183	$224,408	$4,947,251	$6,712,842
Purchases and contributions	99,379	—	58,231	157,610
Sales and repayments	(407,032)	(232,104)	(687,601)	(1,326,737)
Distributions received	—	—	(107,100)	(107,100)
Included in net income
Income from unconsolidated entities measured at fair value	—	—	10,812	10,812
Realized (loss) gain	(1,588)	7,696	—	6,108
Unrealized gain	9,770	—	—	9,770
Transfer out of Level 3(1)	—	—	(549,138)	(549,138)
Balance as of December 31, 2023	$1,241,712	$—	$3,672,455	$4,914,167

Purchases and contributions	223,093	—	562,453	785,546
Sales and repayments	(416,856)	—	—	(416,856)
Distributions received	—	—	(300,549)	(300,549)
Included in net income (loss)
Loss from unconsolidated entities measured at fair value	—	—	(73,282)	(73,282)
Realized gain	6,173	—	—	6,173
Unrealized loss	(6,380)	—	—	(6,380)
Balance as of December 31, 2024	$1,047,742	$—	$3,861,077	$4,908,819
(1)Transferred from Level 3 to Level 2 as this investment was under contract for sale as of December 31, 2023.

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,047,742	Yield method	Market yield	9.5%	Decrease
Investments in unconsolidated entities	$3,861,077	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.3%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,241,712	Yield method	Market yield	10.1%	Decrease
Investments in unconsolidated entities	$3,672,455	Discounted cash flow	Weighted average cost of capital	7.7%	Decrease
			Exit capitalization rate	5.2%	Decrease
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
During the year ended December 31, 2024, the Company recognized an aggregate $245.2 million of impairment charges related to five student housing properties, seven affordable housing properties, one industrial property, one office property and various single family rental homes. The impairments reduced the GAAP carrying amount of such investments to their fair value, and were the result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, as the Company is considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $521.5 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.1% to 10.0%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 7.7%.
During the year ended December 31, 2023, the Company recognized an aggregate $204.8 million of impairment charges related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes. The impairments reduced the GAAP carrying amount of such investments to their fair value, and were the result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, as the Company was considering a potential disposition of these investments. The cumulative fair value of such real estate investments at the time of impairment was $585.7 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.3% to 9.4%, and the exit capitalization rate (Level 3), which ranged from 4.3% to 12.6%.
Additionally, during the years ended December 31, 2024 and 2023, the Company recognized an aggregate $137.0 million and $31.3 million, respectively, of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $1.6 billion and $311.9 million as of December 31, 2024 and 2023, respectively. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of December 31, 2024 and 2023, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.9 billion and $1.3 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-

value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of December 31, 2024 and 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.
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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2023	For the Year Ended December 31, 2024			December 31, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$8,284	$(443)	$—	$(4,734)	$3,107	1.5 years
2023	15,413	(423)	—	(8,920)	6,070	1.3 years
2024	—	—	26,376	(14,684)	11,692	2.4 years
Total	$23,697	$(866)	$26,376	$(28,338)	$20,869

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,”, or ASU 2024-03. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 16 for the required disclosures.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$72,126,536	$78,214,115
Land and land improvements	16,406,385	17,835,688
Furniture, fixtures and equipment	2,389,177	2,389,383
Right of use asset - operating leases(1)	1,050,921	1,093,479
Right of use asset - financing leases(1)	72,862	72,862
Total	92,045,881	99,605,527
Accumulated depreciation and amortization	(10,587,946)	(8,526,517)
Investments in real estate, net	$81,457,935	$91,079,010
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the year ended December 31, 2024. During the year ended December 31, 2023, the Company acquired 110 wholly owned single family rental homes as well as one rental housing land parcel for a total purchase price of $41.4 million. The Company allocated $30.1 million to building and building improvements and $11.3 million to land and land improvements. During the year ended December 31, 2023, there were no acquired intangibles.
Dispositions
The following tables detail the dispositions during the years set forth below ($ in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain (Loss)(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)(3)	128	$6,112,487	$1,309,306	139	$3,260,033	$762,086	55	$1,885,001	$468,259
Industrial properties	114	2,446,227	760,600	14	473,522	97,572	64	887,358	286,295
Retail properties	15	351,927	44,892	5	142,146	10,937	—	—	—
Hospitality properties	3	62,486	12,134	19	1,205,616	370,112	2	25,347	8,791
Self Storage properties	1	10,055	3,272	128	2,144,784	695,170	7	121,009	45,501
Office properties	—	—	—	1	172,504	(856)	—	—	—
Total	261	$8,983,182	$2,130,204	306	$7,398,605	$1,935,021	128	$2,918,715	$808,846
(1)For the year ended December 31, 2024, net gain includes gains of $2.2 billion and losses of $89.0 million. For the year ended December 31, 2023, net gain (loss) includes gains of $2.0 billion and losses of $67.1 million. For the year ended December 31, 2022, net gain includes gains of $898.2 million and losses of $89.4 million.
(2)The number of properties excludes single family rental homes sold.
(3)For the year ended December 31, 2024, net proceeds includes a $200.0 million preferred interest investment retained upon the sale of 19 student housing properties.

Properties Held-for-Sale
As of December 31, 2024, 12 properties in the rental housing segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	December 31, 2024	December 31, 2023
Investments in real estate, net	$743,583	$445,938
Other assets	9,950	7,885
Total assets	$753,533	$453,823

Liabilities:
Mortgage loans, net	$303,290	$270,548
Other liabilities	76,889	11,802
Total liabilities	$380,179	$282,350
Impairment
During the year ended December 31, 2024, the Company recognized an aggregate $382.2 million of impairment charges including (i) $245.2 million related to five student housing properties, seven affordable housing properties, one industrial property, one office property and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $137.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the year ended December 31, 2023, the Company recognized an aggregate $236.1 million of impairment charges including (i) $204.8 million related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $31.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the year ended December 31, 2022, the Company recognized an aggregate $33.6 million of impairment charges related to certain held-for-sale real estate investments where their carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the fair value option, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	December 31, 2024
Investment in Joint Venture	Segment	Number of Joint Ventures	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	106	35.7%	$1,625,457
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 66.9%	775,401
Hospitality investment	Hospitality	1	196	30.0%	276,218
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	237,825
Retail investments	Retail	2	8	50.0%	89,093
Net Lease investments(4)	Net Lease	1	—	25.0%	1,334
Total unconsolidated entities carried at historical cost		19	373		3,005,328
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	2,987,036
Office investment	Office	1	1	49.0%	471,959
Rental Housing investment(6)	Rental Housing	1	11	11.6%	402,082
Total unconsolidated entities carried at fair value		13	2,076		3,861,077
Total		32	2,449		$6,866,405
(1)The Company along with certain Blackstone-advised investment vehicles formed a joint venture (“QTS Data Centers”) and acquired all outstanding shares of common stock of QTS Realty Trust (“QTS”).
(2)Includes 10,308 single family rental homes that are not included in the number of properties.
(3)Includes $237.8 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes a newly formed joint venture formed by the Company and another Blackstone-advised investment vehicle. As of December 31, 2024, the joint venture has not made any investments. Book value represents the Company’s capital contribution less our share of start-up costs.
(5)Includes $2.2 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)On May 1, 2024, the Company alongside another Blackstone-advised investment vehicle formed a joint venture that acquired all of the outstanding common shares of Tricon Residential Inc. (“Tricon”) for a total equity transaction value of $3.5 billion. As part of the transaction, the Company converted its prior investment in common and preferred stock of Tricon to an interest in the newly formed joint venture, which is recorded under investments in unconsolidated entities. As of December 31, 2024, the number of properties excludes 37,195 single family rental homes.

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

The following table details the Company’s income (loss) from unconsolidated entities ($ in thousands):

		For the Year Ended December 31,
BREIT (Loss) Income from Unconsolidated Entities	Segment	2024	2023	2022
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$42,195	$(244,692)	$(167,805)
Rental Housing investments	Rental Housing	(15,426)	(58,324)	(79,148)
Hospitality investment	Hospitality	(7,432)	(6,566)	6,303
Industrial investments	Industrial	(7,445)	(15,927)	(310)
Retail investments	Retail	(3,554)	(1,188)	(1,007)
Net Lease investments(1)	Net Lease	(916)	432,528	99,878
Total unconsolidated entities carried at historical cost		7,422	105,831	(142,089)
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	(180,523)	18,334	320,118
Data Center investments(3)	Data Centers	(17,362)	(2,133)	(273)
Office investment	Office	20,524	(2,091)	4,493
Rental Housing investments	Rental Housing	87,358	—	—
Total unconsolidated entities carried at fair value		(90,003)	14,110	324,338
Total		$(82,581)	$119,941	$182,249
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

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	December 31, 2024	December 31, 2023
Total assets	$84,227,212	$73,553,288
Total liabilities	$56,680,342	$46,994,741

BREIT’s share of net equity	$6,370,603	$6,319,739
BREIT fair value adjustment	(33,962)	376,514
BREIT outside basis	529,764	642,076
BREIT investments in unconsolidated entities	$6,866,405	$7,338,329

	For the Year Ended December 31,
Income Statements:	2024	2023	2022
Total revenues	$5,159,952	$6,053,755	$6,869,106
Net income	$(786,132)	$518,704	$208,880

BREIT’s share of net (loss) income	$(63,892)	$251,512	$143,941
BREIT fair value adjustment	(5,082)	(109,499)	86,106
Amortization of outside basis	(13,607)	(22,072)	(47,798)
BREIT income from unconsolidated entities	$(82,581)	$119,941	$182,249

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	5/1/2032	$3,970,222	$3,956,637	$3,728,985
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	2/26/2033	4,216,203	4,200,192	3,922,404
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)(6)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.2%	11/14/2031	$5,541,956	$5,521,236	$5,279,928

	December 31, 2023
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	7/16/2032	$5,342,253	$5,316,300	$4,933,372
RMBS	4.2%	3/11/2060	294,493	285,059	214,124
Corporate bonds	5.0%	7/9/2031	92,312	94,068	84,744
Total real estate securities	8.8%	8/28/2033	5,729,058	5,695,427	5,232,240
Commercial real estate loans	+5.9%	10/12/2026	1,208,030	1,200,548	1,196,640
Other investments(5)(6)	5.7%	9/21/2029	392,226	367,730	361,752
Total investments in real estate debt	8.8%	3/26/2032	$7,329,314	$7,263,705	$6,790,632

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
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
(4)Face amount excludes interest-only securities with a notional amount of $1.8 billion and $0.6 billion as of December 31, 2024 and 2023, respectively.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2024			December 31, 2023
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$1,972,592	$1,940,709	37%	$2,556,000	$2,429,510	36%
Rental Housing(2)	1,873,616	1,850,255	35%	2,081,681	1,954,601	29%
Net Lease	858,605	860,465	16%	950,174	941,125	14%
Office	379,257	209,882	4%	417,846	252,754	4%
Hospitality	332,623	322,052	6%	899,669	869,858	13%
Other	52,257	49,900	1%	297,394	288,748	4%
Diversified	52,286	46,665	1%	60,941	54,036	—%
Total	$5,521,236	$5,279,928	100%	$7,263,705	$6,790,632	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family rental homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2024			December 31, 2023
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$—	$—	—%	$77,200	$76,019	1%
A	28,200	27,735	1%	84,021	81,783	1%
BBB	807,228	799,005	15%	868,440	850,277	13%
BB	797,219	759,361	14%	1,356,535	1,229,290	18%
B	576,629	523,784	9%	1,045,548	931,583	14%
CCC and below	143,548	38,704	1%	89,771	42,032	1%
Private commercial real estate loans	1,044,460	1,032,821	20%	1,200,548	1,196,640	18%
Not rated(2)	2,123,952	2,098,518	40%	2,541,642	2,383,008	34%
Total	$5,521,236	$5,279,928	100%	$7,263,705	$6,790,632	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)As of December 31, 2024, not rated positions have a weighted-average loan-to-value (“LTV”) at origination of 63%, are primarily composed of 66% industrial and 33% rental housing assets.

The following table details the Company’s income (loss) from investments in real estate debt ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$612,178	$702,543	$472,855
Unrealized gain	163,915	205,828	(629,079)
Realized loss	(37,553)	(87,318)	(116,262)
Total	738,540	821,053	(272,486)
Net realized and unrealized (loss) gain on derivatives	9,261	(7,844)	79,024
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	10,434	(9,909)	36,644
Other expense	(13,340)	(5,136)	(10,265)
Total income (loss) from investments in real estate debt	$744,895	$798,164	$(167,083)

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income (Loss)
			Year Ended December 31,
	December 31, 2024	December 31, 2023	2024	2023	2022
CMBS	$746,773	$1,525,134	$119,551	$167,853	$(107,702)
Commercial real estate loans	416,942	557,549	40,689	96,731	41,012
Total	$1,163,715	$2,082,683	$160,240	$264,584	$(66,690)
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
As of December 31, 2024 and 2023, the Company’s investments in real estate debt also included $1.7 billion and $1.9 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $251.9 million, $250.5 million and $62.1 million of income, respectively, related to such CMBS.

6. Consolidated Securitization Vehicles

The Company has acquired the controlling class securities of certain CMBS securitizations resulting in the consolidation of such securitizations on its Consolidated Balance Sheets. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. The assets of any particular consolidated securitization can only be used to satisfy the liabilities of that securitization and such assets are not available to the Company for any other purpose. Similarly, the senior CMBS obligations of these securitizations can only be satisfied through repayment of the underlying collateral loans, as they do not have any recourse to the Company or its assets, nor has the Company provided any guarantees with respect to the performance or repayment of the senior CMBS obligations.
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	December 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,286,605	$13,616,526	6.1%	5/8/2026
Senior obligations of consolidated securitization vehicles	19	11,838,154	12,233,141	5.9%	5/16/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,448,451	$1,383,385	7.6%	3/1/2026

	December 31, 2023
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	291	$16,551,341	$16,331,578	6.3%	11/21/2025
Senior obligations of consolidated securitization vehicles	21	14,835,899	14,777,146	6.1%	12/09/2025
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	21	$1,715,442	$1,554,432	7.8%	6/22/2025

(1)The weighted-average yield and cost represent the all-in rate, which includes both fixed and floating rates, as applicable to each securitization vehicle.
(2)Repayments of senior obligations of consolidated securitization vehicles are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	December 31, 2024			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	12/23/2029	N/A	$21,645,080	$23,872,148
Variable rate loans:
Variable rate mortgages and secured term loans	+2.3%	1/29/2028	N/A	32,006,218	32,316,849
Variable rate warehouse facilities(5)	+2.1%	6/9/2028	$2,785,986	1,929,037	3,541,543
Variable rate secured revolving credit facilities	+1.9%	8/18/2027	$3,490,870	3,490,870	2,489,784
Total variable rate loans	+2.3%	1/21/2028		37,426,125	38,348,176
Total loans secured by real estate	5.7%	10/4/2028		59,071,205	62,220,324
(Discount) premium on assumed debt, net				(96,048)	(103,828)
Deferred financing costs, net				(434,922)	(422,818)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$58,540,235	$61,693,678
(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of December 31, 2024, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.3 billion and interest rate caps with an aggregate notional balance of $17.2 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $261.6 million and $293.3 million of loans related to investments in affordable housing properties as of December 31, 2024 and 2023, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

During the year ended December 31, 2024, the Company paid $0.2 million of fees that a third-party lender agreed to pay a Blackstone-advised investment vehicle for referrals. The loan terms and pricing were on market terms negotiated between the Company and the third party lender.
The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of December 31, 2024 ($ in thousands):

Year	Amount
2025	$989,051
2026	14,126,010
2027	17,685,065
2028	5,789,738
2029	12,022,779
Thereafter	8,458,562
Total	$59,071,205

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $107.7 million, $40.3 million, and $11.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of December 31, 2024 and 2023, the Company was in compliance with all of its loan covenants.
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
As of December 31, 2024 and 2023, the Company’s secured financings of investments in real estate debt was $3.6 billion and $4.4 billion, respectively. As of December 31, 2024, the secured financings had a weighted average maturity date of February 19, 2026, and a weighted average interest rate of 1.5% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of December 31, 2024 and 2023, the Company had interest rate swaps outstanding with a notional value of $0.4 billion and $0.6 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of July 26, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of December 31, 2024 and 2023, the maximum capacity of the credit facilities was $6.1 billion and $5.6 billion, respectively. As of December 31, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.4 billion. As of December 31, 2023, there were no such outstanding borrowings.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of December 15, 2027 and an interest rate of SOFR +2.5%. As of both December 31, 2024 and December 31, 2023, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2026, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$624,579	$961,654
Performance participation allocation	—	—
Accrued management fee	56,401	63,505
Other	1,767	2,641
Total	$682,747	$1,027,800
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager, a registered broker-dealer affiliated with the Adviser, for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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

For the year ended December 31, 2022, the full year performance participation allocation was less than the previously distributed Quarterly Allocations resulting in a Quarterly Shortfall in the amount of $74.9 million (the “2022 Quarterly Shortfall”). The 2022 Quarterly Shortfall and the related interest of $4.8 million was satisfied with the $105.0 million performance participation accrual for the three months ended March 31, 2024, resulting in a net performance participation allocation payable of $25.3 million as of March 31, 2024. During the year ended December 31, 2024, the Company issued 1.1 million Class I units of BREIT OP, valued at $15.4 million, to the Special Limited Partner as partial payment of the net performance participation allocation earned by the Special Limited Partner as of March 31, 2024.
During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”).
As of December 31, 2024, the 2024 Shortfall Obligation of $105.0 million, net of $9.9 million of the performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, is recorded as a receivable from the Special Limited Partner and included as a component of Other Assets on the Company’s Consolidated Balance Sheets.
During the year ended December 31, 2023, the Company’s total return did not exceed the hurdle amount and, as a result, no performance participation allocation expense was recognized. During the year ended December 31, 2022, the Company recognized $742.7 million of performance participation allocation expense in the Company’s Consolidated Statements of Operations.
During the years ended December 31, 2024 and 2023, the Company accrued interest income of $1.0 million and $3.8 million, respectively, related to the 2022 Quarterly Shortfall. During the year end December 31, 2022 there was no such accrued interest income.
As of March 7, 2025, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $3.3 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the years ended December 31, 2024, 2023, and 2022 the Company incurred management fees of $713.6 million, $839.2 million, and $837.7 million, respectively.
During the year ended December 31, 2024, the Company issued 51.2 million units of BREIT OP to the Adviser as payment for management fees. During the year ended December 31, 2023, the Company issued 24.8 million unregistered Class I shares and 28.0 million units of BREIT OP to the Adviser as payment for management fees. The Company also had a payable of $56.4 million and $63.5 million related to the management fees as of December 31, 2024 and 2023, respectively. During January 2025, the Adviser was issued 4.1 million units of BREIT OP as payment for the management fees accrued as of December 31, 2024. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the years ended December 31, 2024 and 2023.
Other
As of December 31, 2024 and 2023, the Company had an outstanding balance due to the Adviser of $1.8 million and $2.6 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course.

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
During the years ended December 31, 2024, 2023, and 2022, the Company paid LNLS $26.5 million, $7.7 million, and $27.8 million, respectively, for title services related to certain investments, and such costs were either (i) included in calculating net gain on dispositions of real estate on the Consolidated Statements of Operations, (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Consolidated Balance Sheets, or (iii) capitalized to Investments in Real Estate.
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
During the years ended December 31, 2024, 2023, and 2022, the Company contributed $124.6 million, $166.2 million, and $91.9 million, respectively, of capital to the captive insurance for premiums and its pro rata share of other expenses. Of these amounts, $2.4 million, $3.2 million, and $1.8 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive. The capital contributed and fees paid to the captive insurance company are in lieu of insurance premiums and fees that would otherwise be paid to third party insurance companies.
Other Transactions
Accrued service provider expenses and incentive compensation awards
The Company has engaged Link Logistics Real Estate LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s logistics properties.
The Company has engaged LivCor, LLC (“LivCor”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s multifamily properties.
The Company has engaged ShopCore Properties TRS Management LLC (“ShopCore”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s retail properties.
The Company has engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services and transaction support services to certain of our investments directly.
The Company has engaged BRE Hotels & Resorts LLC (“BRE Hotels & Resorts”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s hospitality properties.
The Company has engaged EQ Management, LLC (“EQ”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s office properties.

The Company has engaged BPP MFNY Employer LLC (“Beam Living”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for certain of the Company’s multifamily properties in New York City.
The Company has engaged Longview Senior Housing, LLC (“Longview”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s senior housing properties.
The expenses related to these providers, including incentive compensation awards, are included as a component of Rental Property Operating expense and Hospitality Operating expense, as applicable, in the Company’s Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from these arrangements.
The following table details the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses			Amortization of Service Provider Incentive Compensation Awards			Capitalized Transaction Support Services
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Link	$118,362	$112,963	$99,798	$22,001	$18,033	$8,929	$14,486	$1,124	$5,541
LivCor	101,802	103,104	78,490	18,888	15,949	9,073	10,176	9,532	10,762
ShopCore	35,123	32,966	15,269	316	958	631	2,756	1,283	1,213
Revantage	26,835	30,880	28,984	4,901	9,103	1,668	—	—	—
BRE Hotels & Resorts	12,007	15,178	17,374	1,114	1,375	1,183	—	—	261
EQ	5,895	5,081	2,339	274	205	237	82	711	230
Beam Living	3,124	2,931	2,572	418	1,114	607	—	—	59
Longview	1,206	1,777	1,745	—	—	—	—	—	—
	$304,354	$304,880	$246,571	$47,912	$46,737	$22,328	$27,500	$12,650	$18,066

As of December 31, 2024 and 2023, $33.7 million and $5.3 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities. See Note 11 for further details.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2023	For the Year Ended December 31, 2024			December 31, 2024
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2021	$10,872	$—	$—	$(10,872)	$—	—
2022	18,825	(5,090)	—	(5,949)	7,786	1.0 year
2023	36,637	(10,937)	—	(11,027)	14,673	1.8 years
2024	—	—	60,359	(20,064)	40,295	2.4 years
	$66,334	$(16,027)	$60,359	$(47,912)	$62,754
As of December 31, 2024 and 2023, the Company had a receivable of $52.8 million and $46.5 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of other assets ($ in thousands):

	December 31, 2024	December 31, 2023
Interest rate and foreign currency hedging derivatives	$2,002,173	$2,160,266
Intangible assets, net	826,900	1,146,840
Straight-line rent receivable	808,936	665,747
Held-for-sale assets	753,533	453,823
Receivables, net	641,551	793,651
Single family rental homes risk retention securities	300,718	300,718
Securities held in trust	179,498	—
Prepaid expenses	175,167	178,140
Deferred leasing costs, net	148,889	141,526
Deferred financing costs, net	114,560	62,651
Due from affiliate(1)	95,024	78,671
Equity securities(2)	—	335,933
Other	193,604	245,260
Total	$6,240,553	$6,563,226
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
(2)The balance as of December 31, 2023 reflects the Company’s investment in common and preferred stock of Tricon, which was converted to an interest in the newly formed joint venture on May 1, 2024 and is recorded under investments in unconsolidated entities. Refer to Note 4 for additional information.
The following table details the components of other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Right of use lease liability - operating leases	$605,923	$643,803
Stock repurchases payable	462,894	574,958
Liabilities related to held-for-sale assets	380,179	282,350
Accounts payable and accrued expenses	372,281	427,744
Accrued interest expense	338,509	395,814
Real estate taxes payable	284,392	327,947
Tenant security deposits	205,853	228,994
Distribution payable	202,801	222,174
Prepaid rental income	179,464	232,447
Intangible liabilities, net	178,510	244,596
Financing of affordable housing development	177,902	—
Subscriptions received in advance	143,030	113,764
Right of use lease liability - financing leases	79,493	78,257
Accrued service provider expenses(1)	33,685	5,283
Interest rate and foreign currency hedging derivatives	11,243	34,236
Other	131,546	171,581
Total	$3,787,705	$3,983,948
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,187,182	$(754,448)	$432,734
Indefinite life intangibles(1)	94,082	—	94,082
Above-market lease intangibles	54,965	(35,086)	19,879
Other intangibles	415,767	(135,562)	280,205
Total intangible assets	$1,751,996	$(925,096)	$826,900

Intangible liabilities
Below-market lease intangibles	386,679	(208,169)	178,510
Total intangible liabilities	$386,679	$(208,169)	$178,510
(1)For the year ended December 31, 2024, we recognized a non-cash write-off of $90.0 million due to a change in use of certain indefinite life intangibles. The intangible assets were written off as an adjustment to depreciation and amortization in the Rental Housing segment.

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
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025	$111,273	$5,411	$31,552	$(42,091)
2026	87,230	4,217	30,232	(34,418)
2027	64,410	2,970	28,379	(24,188)
2028	50,409	2,214	26,906	(18,768)
2029	37,690	1,720	24,151	(14,555)
Thereafter	81,722	3,347	138,985	(44,490)
Total	$432,734	$19,879	$280,205	$(178,510)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,906	2.6%	SOFR	3.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	17,189,532	6.6%	SOFR	0.9
Interest rate swaps – property debt	53	26,004,711	1.4%	SOFR, EURIBOR	3.0
Interest rate swaps – secured financings of investments in real estate debt	10	433,915	4.1%	SOFR	5.4
Total		$43,628,158
	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	21	$6,386,770	2.6%	SOFR	4.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	9,580,354	5.8%	SOFR	0.5
Interest rate swaps – property debt	51	26,015,600	1.6%	SOFR, EURIBOR	4.5
Interest rate swaps – secured financings of investments in real estate debt	17	581,915	3.4%	SOFR	6.6
Total		$36,177,869

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	December 31, 2024		December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	8	€147,630	9	€139,913
Buy USD / Sell GBP Forward	6	£36,711	9	£57,377
Buy EUR / Sell USD Forward	—	€—	2	€10,421
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$295,596	$246,350	$—	$1,320
Total derivatives designated as hedging instruments	295,596	246,350	—	1,320
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	1,686,623	1,874,065	1,406	—
Interest rate caps - property debt(3)	15,873	31,134	5,426	17,020
Interest rate swaps – secured financings of investments in real estate debt	488	8,643	4,411	12,210
Foreign currency forward contracts	3,593	74	—	3,686
Total derivatives not designated as hedging instruments	1,706,577	1,913,916	11,243	32,916
Total interest rate and foreign currency hedging derivatives	$2,002,173	$2,160,266	$11,243	$34,236
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $117.2 million and $189.7 million as of December 31, 2024 and 2023, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Year Ended December 31,
			2024	2023	2022
Included in Net Loss
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(179,828)	$(772,224)	$2,262,337
Interest rate swap – property debt	Realized gain	(1)	—	297,606	—
Interest rate caps – property debt	Realized gain	(1)	542	—	—
Interest rate caps – property debt	Unrealized (loss) gain	(1)	(28,713)	(146,621)	180,988
Interest rate swaps – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(186)	(134,280)	119,407
Foreign currency forward contract	Realized gain (loss)	(2)	1,982	(18,291)	85,889
Foreign currency forward contract	Unrealized gain (loss)	(2)	7,279	10,447	(6,865)
Total			$(198,924)	$(763,363)	$2,641,756
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain (loss)		40,258	(75,707)	408,069
Total			$(158,666)	$(839,070)	$3,049,825

(1)Included in (loss) income from interest rate derivatives in the Company’s Consolidated Statements of Operations.
(2)Included in income from investments in real estate debt in the Company’s Consolidated Statements of Operations.
(3)During the years ended December 31, 2024 and 2023, net gain of $174.6 million and $171.4 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of December 31, 2024, the Company was in a net liability position and posted collateral of $7.8 million with one of its counterparties as required under the derivative contracts. As of December 31, 2023, the Company was in a net liability position and posted collateral of $23.4 million with three of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of December 31, 2024, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Class S	Class I	Class T	Class D	Class C	Total
January 1, 2022	1,254,348	2,086,631	57,287	291,087	—	3,689,353
Common stock issued	389,405	854,023	16,849	145,677	—	1,405,954
Distribution reinvestment	31,957	51,138	1,646	8,656	—	93,397
Common stock repurchased	(78,296)	(597,103)	(3,183)	(23,992)	—	(702,574)
Independent directors’ restricted stock grant(2)	—	48	—	—	—	48
December 31, 2022	1,597,414	2,394,737	72,599	421,428	—	4,486,178

Common stock issued(3)	31,384	680,173	(7,005)	(241,511)	2,136	465,177
Distribution reinvestment	30,493	50,878	1,575	4,556	—	87,502
Common stock repurchased(4)	(171,094)	(722,878)	(7,923)	(29,679)	—	(931,574)
Independent directors’ restricted stock grant(2)	—	49	—	—	—	49
December 31, 2023	1,488,197	2,402,959	59,246	154,794	2,136	4,107,332

Common stock issued(3)	19,559	138,052	(8,222)	1,487	983	151,859
Distribution reinvestment	29,281	45,575	1,311	3,297	—	79,464
Common stock repurchased	(197,490)	(421,580)	(8,394)	(20,632)	(271)	(648,367)
Independent directors’ restricted stock grant(2)	—	71	—	—	—	71
December 31, 2024	1,339,547	2,165,077	43,941	138,946	2,848	3,690,359
(1)As of December 31, 2024, no Class F shares were issued and outstanding.
(2)The independent directors’ restricted stock represents $0.2 million, $0.1 million and $0.1 million of the annual compensation paid to each of the independent directors for the years ended December 31, 2024, 2023 and 2022, respectively. The cost of each grant is amortized over the one-year service period for each grant.
(3)Includes conversion of shares from Class T and Class D to Class I during the year ended December 31, 2024.
(4)Includes $56.7 million Class I shares previously issued for the management fee that were exchanged for an equivalent amount of Class B units of BREIT OP during the year ended December 31, 2023.

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
For the year ended December 31, 2024, the Company repurchased 648.4 million shares of common stock and 19.0 million units of BREIT OP for a total of $9.4 billion, including all repurchase requests for the months of February through December, 2024.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2024
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6610	$0.6610	$0.6610	$0.6610
Stockholder servicing fee per share of common stock	(0.1198)	—	(0.1180)	(0.0345)
Net distributions declared per share of common stock	$0.5412	$0.6610	$0.5430	$0.6265

	Year Ended December 31, 2023
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6660	$0.6660	$0.6660	$0.6660
Stockholder servicing fee per share of common stock	(0.1248)	—	(0.1228)	(0.0359)
Net distributions declared per share of common stock	$0.5412	$0.6660	$0.5432	$0.6301

	Year Ended December 31, 2022
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.6685	$0.6685	$0.6685	$0.6685
Stockholder servicing fee per share of common stock	(0.1273)	—	(0.1254)	(0.0366)
Net distributions declared per share of common stock	$0.5412	$0.6685	$0.5431	$0.6319
Distributions for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 96.27% return of capital and 3.73% capital gains. Distributions for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 85.01% return of capital and 14.99% capital gains . Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 94.35% return of capital and 5.65% capital gains.

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
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$351	$344,145
Settlement of prior quarter(s) performance participation allocation	15,370	—
Conversion to Class I and Class B units	—	(278,990)
Conversion to Class I and Class C shares	—	(65,304)
GAAP income allocation	(241)	1,914
Distributions	(62)	(1,308)
Fair value allocation	270	(106)
Ending balance	$15,688	$351
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a redeemable non-controlling interest in such joint ventures. As of December 31, 2024 and 2023, $158.0 million and $197.2 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interests of $30.8 million, $4.2 million, and $39.3 million during the years ended December 31, 2024, 2023, and 2022, respectively, to reflect their redemption value.
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

During the years ended December 31, 2024 and 2023, BREIT OP did not receive Class B Unit subscriptions from affiliates of the Company. For the years ended December 31, 2024 and 2023, the Company issued 51.2 million and 28.0 million units, respectively, of Class B Units to the Adviser as payment for management fees. See Note 10 for additional details. As of December 31, 2024 and 2023, there were 167.3 million and 119.2 million Class B Units outstanding, respectively. Class B Units are recorded as a component of Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The Company did not issue any Class I Units as consideration for acquisitions of real estate during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company issued $229.3 million of Class I Units as consideration for acquisitions of real estate.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed lease payments	$7,018,431	$7,307,874	$6,152,782
Variable lease payments	585,715	508,366	411,337
Rental revenue	$7,604,146	$7,816,240	$6,564,119
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of December 31, 2024 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025	$1,753,288
2026	1,660,046
2027	1,469,197
2028	1,266,971
2029	1,075,533
Thereafter	15,007,813
Total	$22,232,848

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2024, the Company had 90 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of December 31, 2024 ($ in thousands):

	Operating Leases	Financing Leases
2025	$36,326	$4,385
2026	36,456	4,507
2027	36,772	4,633
2028	37,070	4,763
2029	37,199	5,162
Thereafter	2,098,046	554,231
Total undiscounted future lease payments	2,281,869	577,681
Difference between undiscounted cash flows and discounted cash flows	(1,675,946)	(498,188)
Total lease liability	$605,923	$79,493
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2024, the weighted average remaining lease term of the Company’s operating leases and financing leases was 59 years and 76 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):`

	Year Ended December 31,
	2024	2023	2022
Fixed ground rent expense	$18,551	$19,021	$22,789
Variable ground rent expense	34,153	23,056	1,042
Total cash portion of ground rent expense	52,704	42,077	23,831
Straight-line ground rent expense	16,241	17,903	13,552
Total operating lease costs	$68,945	$59,980	$37,383
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest on lease liabilities	$4,294	$4,150	$4,038
Amortization of right-of-use assets	1,211	1,249	1,278
Total financing lease costs	$5,505	$5,399	$5,316

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that GAAP Segment Income (Loss) is the key performance metric that is most consistent with the amounts included in its consolidated financial statements and captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources. The Company’s chief operating decision maker is a group consisting of its Chief Executive Officer and Chief Operating Officer.
The following table details the total assets by segment ($ in thousands):

	December 31, 2024	December 31, 2023
Rental Housing	$58,567,894	$64,665,680
Industrial	17,771,159	20,050,095
Net Lease	8,029,195	8,117,528
Office	2,759,646	2,945,455
Hospitality	2,696,612	2,867,166
Data Centers	2,442,748	2,927,807
Retail	2,119,705	2,505,146
Self Storage	714,617	739,743
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	18,801,660	23,264,164
Other (Corporate)	2,335,005	2,715,011
Total assets	$116,238,241	$130,797,795

The following table details the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$5,071,920	$1,421,546	$601,538	$168,495	$—	$52,879	$216,464	$71,304	$—	$7,604,146
Hospitality revenue	—	—	—	—	546,372	—	—	—	—	546,372
Other revenue	337,069	22,074	—	9,809	437	—	5,317	5,810	—	380,516
Total revenues	5,408,989	1,443,620	601,538	178,304	546,809	52,879	221,781	77,114	—	8,531,034
Expenses:
Rental property operating	2,995,730	474,650	2,873	59,189	—	9,764	93,712	34,617	—	3,670,535
Hospitality operating	—	—	—	—	385,515	—	—	—	—	385,515
Total expenses	2,995,730	474,650	2,873	59,189	385,515	9,764	93,712	34,617	—	4,056,050
Income (loss) from unconsolidated entities	71,934	(187,970)	(916)	20,523	(7,432)	24,834	(3,554)	—	—	(82,581)
Income from investments in real estate debt	4,631	—	—	—	—	—	—	—	740,264	744,895
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	201,614	201,614
Income from investments in equity securities(1)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment income (loss)	$2,551,306	$781,000	$597,749	$139,638	$153,862	$67,949	$124,515	$42,497	$941,878	$5,400,394

Depreciation and amortization	$(2,315,889)	$(719,104)	$(205,964)	$(92,300)	$(89,725)	$(22,169)	$(101,718)	$(26,558)	$—	$(3,573,427)

General and administrative										(64,499)
Management fee										(713,643)
Impairment of investments in real estate										(382,174)
Loss from interest rate derivatives										(208,185)
Net gain on dispositions of real estate										2,130,204
Interest expense, net										(3,335,868)
Loss on extinguishment of debt										(107,736)
Other expense(1)										(124,848)
Net loss										$(979,782)
Net loss attributable to non-controlling interests in third party joint ventures										$33,599
Net loss attributable to non-controlling interests in BREIT OP unitholders										55,634
Net loss attributable to BREIT stockholders										$(890,549)
(1) Included within Other income (expense) on the Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$5,158,551	$1,406,881	$601,538	$186,758	$—	$51,372	$233,595	$177,545	$—	$7,816,240
Hospitality revenue	—	—	—	—	694,491	—	—	—	—	694,491
Other revenue	364,575	26,596	—	8,186	7,686	—	4,678	11,953	—	423,674
Total revenues	5,523,126	1,433,477	601,538	194,944	702,177	51,372	238,273	189,498	—	8,934,405
Expenses:
Rental property operating	2,949,041	447,604	2,536	55,045	—	8,948	99,035	89,833	79	3,652,121
Hospitality operating	—	—	—	—	479,493	—	—	—	—	479,493
Total expenses	2,949,041	447,604	2,536	55,045	479,493	8,948	99,035	89,833	79	4,131,614
(Loss) income from unconsolidated entities	(58,325)	2,407	432,528	(2,091)	(6,566)	(246,824)	(1,188)	—	—	119,941
Income from investments in real estate debt	—	—	—	—	—	—	—	—	798,164	798,164
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	191,703	191,703
Income from investments in equity securities(1)	45,206	7,696	—	—	—	—	—	—	—	52,902
GAAP segment income (loss)	$2,560,966	$995,976	$1,031,530	$137,808	$216,118	$(204,400)	$138,050	$99,665	$989,788	$5,965,501

Depreciation and amortization	$(2,417,457)	$(765,296)	$(207,513)	$(95,278)	$(110,516)	$(22,094)	$(136,338)	$(56,726)	$—	$(3,811,218)

General and administrative										(69,176)
Management fee										(839,237)
Impairment of investments in real estate										(236,071)
Loss from interest rate derivatives										(755,519)
Net gain on dispositions of real estate										1,935,021
Interest expense, net										(3,072,741)
Loss on extinguishment of debt										(40,300)
Other expense(1)										(56,221)
Net loss										$(979,961)
Net loss attributable to non-controlling interests in third party joint ventures										$247,989
Net loss attributable to non-controlling interests in BREIT OP unitholders										40,150
Net loss attributable to BREIT stockholders										$(691,822)
(1) Included within Other income (expense) on the Consolidated Statements of Operations is $37.9 million of net unrealized/ realized gain related to equity securities.

The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$4,116,088	$1,364,640	$499,789	$138,241	$—	$44,673	$187,055	$213,633	$—	$6,564,119
Hospitality revenue	—	—	—	—	721,654	—	—	—	—	721,654
Other revenue	286,819	34,985	—	8,112	12,930	—	3,272	14,487	—	360,605
Total revenues	4,402,907	1,399,625	499,789	146,353	734,584	44,673	190,327	228,120	—	7,646,378
Expenses:
Rental property operating	2,253,142	438,479	1,883	40,234	—	6,943	69,614	106,641	—	2,916,936
Hospitality operating	—	—	—	—	508,868	—	—	—	—	508,868
Total expenses	2,253,142	438,479	1,883	40,234	508,868	6,943	69,614	106,641	—	3,425,804
(Loss) income from unconsolidated entities	(79,148)	319,807	99,879	4,493	6,303	(168,078)	(1,007)	—	—	182,249
Loss from investments in real estate debt	—	—	—	—	—	—	—	—	(167,083)	(167,083)
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	(42,119)	(42,119)
(Loss) income from investments in equity securities(1)	(346,773)	(47,969)	27,334	(109,129)	—	—	—	—	—	(476,537)
GAAP segment income (loss)	$1,723,844	$1,232,984	$625,119	$1,483	$232,019	$(130,348)	$119,706	$121,479	$(209,202)	$3,717,084

Depreciation and amortization	$(2,617,389)	$(804,108)	$(172,647)	$(70,721)	$(120,531)	$(19,639)	$(168,024)	$(125,307)	$—	$(4,098,366)

General and administrative										(52,652)
Management fee										(837,687)
Performance participation allocation										(742,670)
Income from interest rate derivatives										2,566,720
Impairment of investments in real estate										(33,554)
Net gain on dispositions of real estate										808,846
Interest expense, net										(2,307,515)
Loss on extinguishment of debt										(11,476)
Other expense(1)										(89,038)
Net loss										$(1,080,308)
Net loss attributable to non-controlling interests in third party joint ventures										$173,109
Net loss attributable to non-controlling interests in BREIT OP										23,680
Net loss attributable to BREIT stockholders										$(883,519)
(1) Included within Other income (expense) on the Consolidated Statements of Operations is $520.8 million net unrealized/ realized loss related to equity securities.
17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of December 31, 2024 and 2023, the Company was not involved in any material legal proceedings.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Rental Housing Properties:
Multifamily Properties
	Atlanta, GA	30	$1,698,498	$373,231	$2,231,564	$6,520	$53,606	$379,751	$2,285,170	$2,664,921	$(331,787)	2017-2022
	Austin, TX	7	332,088	67,787	472,713	1,277	5,406	69,064	478,119	547,183	(54,525)	2021-2022
	Beaumont, TX	1	17,935	4,476	42,124	38	296	4,514	42,420	46,934	(3,682)	2022
	Birmingham, AL	2	69,641	13,959	162,889	267	463	14,226	163,352	177,578	(14,646)	2022
	Boston, MA	3	425,458	114,155	484,944	182	3,241	114,337	488,185	602,522	(48,050)	2021-2022
	Boulder, CO	1	51,816	11,045	98,486	272	2,865	11,317	101,351	112,668	(9,882)	2022
	Charleston, SC	1	33,059	6,349	47,763	296	242	6,645	48,005	54,650	(4,824)	2022
	Charlotte, NC	15	631,049	141,736	892,379	3,789	11,848	145,525	904,227	1,049,752	(127,788)	2019-2022
	Chicago, IL	2	103,121	18,924	100,248	843	3,766	19,767	104,014	123,781	(18,991)	2017-2022
	Dallas, TX	19	1,144,695	253,170	1,569,630	6,476	28,930	259,646	1,598,560	1,858,206	(196,064)	2020-2022
	Denver, CO	11	649,706	129,322	949,250	6,415	23,261	135,737	972,511	1,108,248	(140,751)	2017-2022
	Durham, NC	2	73,579	20,813	92,463	329	775	21,142	93,238	114,380	(18,313)	2020
	Greenville, SC	2	60,800	13,203	67,595	351	1,440	13,554	69,035	82,589	(8,770)	2021
	Houston, TX	5	156,506	46,044	255,055	847	3,223	46,891	258,278	305,169	(26,521)	2021-2022
	Jacksonville, FL	14	498,433	132,402	931,805	3,268	17,322	135,670	949,127	1,084,797	(133,136)	2017-2022
	Kansas City, MO	2	81,836	12,876	116,877	251	616	13,127	117,493	130,620	(15,032)	2020-2022
	Lakeland, FL	2	108,374	19,475	123,546	437	2,673	19,912	126,219	146,131	(18,294)	2019-2022
	Las Vegas, NV	21	1,278,706	258,884	1,408,418	6,325	18,529	265,209	1,426,947	1,692,156	(278,295)	2017-2022
	Los Angeles, CA	1	49,466	10,795	44,758	130	305	10,925	45,063	55,988	(9,394)	2019
	Louisville, KY	3	49,360	8,597	80,773	619	766	9,216	81,539	90,755	(11,728)	2017-2022
	Miami, FL	8	725,376	167,319	728,244	4,317	15,779	171,636	744,023	915,659	(133,493)	2017-2021
	Minneapolis, MN	2	113,481	22,913	113,316	239	1,454	23,152	114,770	137,922	(11,235)	2022
	Modesto, CA	2	60,476	5,006	68,782	604	2,431	5,610	71,213	76,823	(17,944)	2017-2018
	Naples, FL	1	64,841	14,247	106,199	145	814	14,392	107,013	121,405	(9,396)	2022
	Nashville, TN	6	191,198	33,320	313,716	667	2,816	33,987	316,532	350,519	(30,480)	2021-2022
	New York, NY	1	550,000	203,518	609,621	—	9,458	203,518	619,079	822,597	(52,472)	2022
	North Port, FL	3	126,812	28,937	280,072	194	1,245	29,131	281,317	310,448	(27,734)	2021-2022
	Olympia, WA	2	85,600	20,455	84,588	1,294	6,168	21,749	90,756	112,505	(27,377)	2017-2018
	Orlando, FL	16	968,896	196,778	1,310,998	11,275	15,448	208,053	1,326,446	1,534,499	(188,214)	2019-2022
	Panama City, FL	1	54,620	8,090	78,225	230	257	8,320	78,482	86,802	(7,157)	2022
	Philadelphia, PA	1	19,382	4,685	22,635	47	2,105	4,732	24,740	29,472	(2,447)	2022
	Phoenix, AZ	19	1,040,596	267,773	1,346,648	5,217	27,553	272,990	1,374,201	1,647,191	(227,371)	2017-2022
	Pittsburgh, PA	1	29,691	6,655	58,177	74	599	6,729	58,776	65,505	(5,336)	2022
	Portland, OR	7	279,839	83,713	383,331	1,035	7,892	84,748	391,223	475,971	(70,311)	2017-2022
	Raleigh, NC	9	458,616	74,447	587,437	1,772	7,840	76,219	595,277	671,496	(90,131)	2019-2022
	Richmond, VA	1	28,482	9,632	66,104	68	149	9,700	66,253	75,953	(5,960)	2022
	Riverside, CA	5	314,438	52,051	396,110	1,512	12,328	53,563	408,438	462,001	(80,548)	2019-2021
	Sacramento, CA	2	117,283	22,383	153,733	985	6,401	23,368	160,134	183,502	(41,040)	2018-2019
	San Antonio, TX	3	98,627	16,551	120,217	610	2,015	17,161	122,232	139,393	(21,731)	2017-2021
	San Diego, CA	1	67,463	33,055	71,972	206	1,342	33,261	73,314	106,575	(7,430)	2022
	Savannah, GA	1	28,925	5,613	35,434	220	382	5,833	35,816	41,649	(8,517)	2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Seattle, WA	4	$209,551	$48,804	$269,877	$1,596	$7,519	$50,400	$277,396	$327,796	$(44,764)	2018-2022
	Stockton, CA	2	84,188	22,811	116,339	92	93	22,903	116,432	139,335	(11,415)	2022
	Tampa, FL	15	828,425	154,433	1,095,756	2,884	9,667	157,317	1,105,423	1,262,740	(133,608)	2019-2022
	Urban Honolulu, HI	1	—	95,193	550,923	2,964	13,991	98,157	564,914	663,071	(86,553)	2021
	Virginia Beach, VA	1	39,715	10,115	64,932	76	270	10,191	65,202	75,393	(6,039)	2022
	Washington, DC	1	26,382	10,841	37,123	161	1,029	11,002	38,152	49,154	(3,477)	2022
	Wilmington, NC	1	42,256	14,302	45,378	8	17	14,310	45,395	59,705	(1,918)	2022
Manufactured Housing
	Arcadia, FL	1	28,915	28,510	9,450	821	2,629	29,331	12,079	41,410	(4,875)	2020
	Atlanta, GA	2	19,692	35,491	1,660	948	72	36,439	1,732	38,171	(6,989)	2020
	Cape Coral, FL	1	—	9,036	1,044	174	2,945	9,210	3,989	13,199	(1,408)	2020
	Cincinnati, OH	1	17,659	33,479	2,999	383	45	33,862	3,044	36,906	(7,391)	2020
	Clewiston, FL	2	24,732	38,593	1,693	451	1,594	39,044	3,287	42,331	(4,968)	2020
	Lakeland, FL	2	14,988	30,698	754	735	1,442	31,433	2,196	33,629	(4,164)	2019-2020
	Los Angeles, CA	1	6,687	14,621	767	53	555	14,674	1,322	15,996	(1,696)	2021
	Miami, FL	3	82,770	132,039	2,032	1,370	3,338	133,409	5,370	138,779	(10,911)	2020-2021
	Naples, FL	1	—	3,664	383	297	2,355	3,961	2,738	6,699	(865)	2019
	Orlando, FL	8	63,865	178,140	9,799	2,972	9,674	181,112	19,473	200,585	(18,266)	2018-2020
	Palm Bay, FL	2	22,044	32,460	862	83	11	32,543	873	33,416	(3,175)	2020
	Phoenix, AZ	24	216,784	277,119	11,874	6,237	9,365	283,356	21,239	304,595	(52,763)	2018-2020
	Prescott Valley, AZ	2	11,022	10,329	785	450	160	10,779	945	11,724	(2,783)	2018-2020
	Riverside, CA	2	14,725	22,443	900	1,582	619	24,025	1,519	25,544	(5,615)	2018
	San Diego, CA	1	5,817	6,236	309	292	336	6,528	645	7,173	(1,380)	2018
	Santa Rosa, CA	2	13,129	21,030	2,244	113	548	21,143	2,792	23,935	(3,450)	2020-2021
	Seattle, WA	1	11,863	23,000	907	449	76	23,449	983	24,432	(2,241)	2020
	Sebastian, FL	1	11,790	19,117	983	742	914	19,859	1,897	21,756	(2,787)	2020
	Tampa, FL	6	42,963	84,650	4,077	895	2,051	85,545	6,128	91,673	(9,883)	2019-2020
	The Villages, FL	1	4,489	3,780	4,427	109	1,435	3,889	5,862	9,751	(2,350)	2020
	Tucson, AZ	1	7,787	12,620	1,838	149	1,392	12,769	3,230	15,999	(1,709)	2020
Student Housing
	Akron, OH	1	31,665	6,047	41,439	—	491	6,047	41,930	47,977	(3,120)	2022
	Albuquerque, NM	2	107,431	3,982	104,201	—	2,430	3,982	106,631	110,613	(9,522)	2022
	Ames, IA	1	43,830	7,612	69,576	—	1,381	7,612	70,957	78,569	(4,559)	2022
	Ann Arbor, MI	4	145,516	25,061	184,859	—	5,602	25,061	190,461	215,522	(14,158)	2022
	Athens, GA	4	123,436	21,117	134,291	131	3,059	21,248	137,350	158,598	(25,241)	2018-2022
	Atlanta, GA	4	316,618	42,495	397,121	155	6,128	42,650	403,249	445,899	(36,908)	2021-2022
	Auburn, AL	3	158,185	23,107	217,562	172	2,556	23,279	220,118	243,397	(19,053)	2021-2022
	Austin, TX	12	435,964	186,835	829,937	14	25,924	186,849	855,861	1,042,710	(56,670)	2022
	Baton Rouge, LA	1	53,250	10,134	60,790	127	473	10,261	61,263	71,524	(6,534)	2022
	Binghamton, NY	1	128,660	23,571	145,350	—	3,846	23,571	149,196	172,767	(10,118)	2022
	Boone, NC	1	49,900	4,599	73,835	56	269	4,655	74,104	78,759	(8,573)	2021
	Boston, MA	3	246,231	14,260	259,361	—	1,867	14,260	261,228	275,488	(17,242)	2022
	Boulder, CO	4	132,092	39,263	208,584	—	3,554	39,263	212,138	251,401	(14,419)	2022
	Buffalo, NY	4	164,421	61,710	225,689	88	4,164	61,798	229,853	291,651	(22,442)	2021-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Carbondale, IL	1	$—	$3,100	$—	$—	$—	$3,100	$—	$3,100	$—	2022
	Champaign, IL	3	56,920	5,274	89,562	—	6,301	5,274	95,863	101,137	(6,818)	2022
	Charlotte, NC	2	80,710	16,386	73,347	—	6,273	16,386	79,620	96,006	(6,282)	2022
	College Station, TX	5	317,059	76,636	279,366	—	5,196	76,636	284,562	361,198	(19,196)	2022
	Columbia, MO	1	52,315	5,341	99,287	—	7,589	5,341	106,876	112,217	(6,351)	2022
	Columbia, SC	1	34,903	11,100	68,885	138	525	11,238	69,410	80,648	(6,965)	2022
	Columbus, OH	1	—	—	244	—	—	—	244	244	—	2022
	Corvallis, OR	2	39,370	10,155	45,229	40	689	10,195	45,918	56,113	(3,752)	2022
	Dallas, TX	6	124,197	47,050	157,942	—	3,091	47,050	161,033	208,083	(11,024)	2022
	Eugene, OR	5	217,421	22,111	293,082	9	1,988	22,120	295,070	317,190	(19,547)	2022
	Flagstaff, AZ	5	374,862	8,781	416,087	—	5,815	8,781	421,902	430,683	(30,680)	2022
	Fort Collins, CO	3	137,274	11,297	181,443	177	1,751	11,474	183,194	194,668	(16,085)	2021-2022
	Gainesville, FL	3	98,884	21,090	145,160	—	3,608	21,090	148,768	169,858	(9,740)	2022
	Greenville, SC	1	35,756	855	62,130	—	374	855	62,504	63,359	(3,944)	2022
	Houston, TX	4	73,488	1,824	53,100	—	3,952	1,824	57,052	58,876	(11,724)	2022
	Huntsville, TX	1	19,830	6,831	7,489	—	399	6,831	7,888	14,719	(2,370)	2022
	Indianapolis, IN	2	108,860	577	150,355	—	1,244	577	151,599	152,176	(9,548)	2022
	Knoxville, TN	2	113,900	22,684	133,742	97	4,483	22,781	138,225	161,006	(16,428)	2021-2022
	Lafayette, IN	2	93,183	10,056	141,258	—	10,744	10,056	152,002	162,058	(9,371)	2022
	Lansing, MI	1	87,510	12,317	79,443	—	3,083	12,317	82,526	94,843	(5,763)	2022
	Lexington, KY	4	215,440	47,160	184,088	—	3,419	47,160	187,507	234,667	(13,108)	2022
	Los Angeles, CA	1	48,652	783	118,187	—	1,095	783	119,282	120,065	(7,563)	2022
	Louisville, KY	4	96,796	26,383	147,293	—	3,521	26,383	150,814	177,197	(10,742)	2022
	Lubbock, TX	7	225,130	57,660	337,160	—	4,414	57,660	341,574	399,234	(23,712)	2022
	Madison, WI	1	98,471	7,410	163,875	—	370	7,410	164,245	171,655	(10,027)	2022
	Mankato, MN	1	40,120	7,286	52,185	—	411	7,286	52,596	59,882	(3,663)	2022
	Minneapolis, MN	2	39,539	14,972	75,727	—	1,856	14,972	77,583	92,555	(5,448)	2022
	Morgantown, WV	2	59,334	11,297	42,861	—	1,509	11,297	44,370	55,667	(4,727)	2022
	Nashville, TN	1	—	11,700	614	—	—	11,700	614	12,314	—	2022
	Oklahoma City, OK	1	66,629	11,400	93,765	—	661	11,400	94,426	105,826	(5,862)	2022
	Orlando, FL	7	721,328	108,132	1,145,028	—	42,656	108,132	1,187,684	1,295,816	(81,191)	2021-2022
	Oxford, MS	1	22,840	6,779	16,658	—	347	6,779	17,005	23,784	(1,674)	2022
	Philadelphia, PA	4	381,558	620	710,245	—	6,333	620	716,578	717,198	(54,014)	2022
	Phoenix, AZ	11	484,342	33,922	1,009,244	—	143,406	33,922	1,152,650	1,186,572	(66,578)	2022
	Portland, OR	1	36,609	93	94,652	—	1,170	93	95,822	95,915	(5,911)	2022
	Pullman, WA	1	51,400	20,172	55,481	734	159	20,906	55,640	76,546	(10,092)	2021
	Reno, NV	1	58,000	6,265	75,388	40	664	6,305	76,052	82,357	(8,570)	2021
	Richmond, VA	6	238,279	14,745	242,058	130	3,192	14,875	245,250	260,125	(16,808)	2022
	Rochester, NY	2	128,617	42,444	155,229	—	3,882	42,444	159,111	201,555	(13,092)	2022
	San Antonio, TX	2	98,910	21,357	82,319	—	1,146	21,357	83,465	104,822	(6,039)	2022
	San Diego, CA	2	103,005	39,901	131,211	69	4,833	39,970	136,044	176,014	(10,513)	2022
	San Francisco, CA	3	319,354	1,812	319,781	—	174,262	1,812	494,043	495,855	(21,495)	2022
	Seattle, WA	4	155,730	22,192	238,230	—	1,317	22,192	239,547	261,739	(14,313)	2022
	State College, PA	1	49,000	5,839	65,993	12	13	5,851	66,006	71,857	(8,874)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Syracuse, NY	2	$32,706	$1,693	$59,712	$—	$810	$1,693	$60,522	$62,215	$(4,111)	2022
	Tallahassee, FL	6	430,536	74,759	506,945	29	5,236	74,788	512,181	586,969	(40,645)	2021-2022
	Tampa, FL	2	90,301	11,646	149,608	—	3,813	11,646	153,421	165,067	(10,853)	2022
	Toledo, OH	1	22,160	4,045	25,847	—	1,317	4,045	27,164	31,209	(1,875)	2022
	Trenton, NJ	1	77,742	3,712	74,929	—	895	3,712	75,824	79,536	(6,308)	2022
	Tucson, AZ	3	182,583	10,623	294,852	47	1,135	10,670	295,987	306,657	(21,958)	2022
	Tuscaloosa, AL	1	76,000	23,371	75,791	113	5,224	23,484	81,015	104,499	(9,765)	2022
	Waco, TX	2	30,268	6,387	68,585	—	4,683	6,387	73,268	79,655	(5,024)	2022
Single Family Rental
	Albuquerque, NM	10	2,287	711	2,502	—	33	711	2,535	3,246	(192)	2022
	Athens, GA	8	1,793	467	2,132	7	83	474	2,215	2,689	(198)	2021-2022
	Atlanta, GA	2,503	719,451	194,869	866,034	5,905	29,040	200,774	895,074	1,095,848	(101,668)	2014-2023
	Augusta, GA	4	524	177	834	3	63	180	897	1,077	(79)	2021-2022
	Austin, TX	66	22,353	5,423	23,517	207	—	5,630	23,517	29,147	(2,921)	2015-2022
	Baltimore, MD	215	52,772	23,287	51,932	165	2,758	23,452	54,690	78,142	(6,414)	2015-2022
	Bellingham, WA	1	224	109	228	1	3	110	231	341	(31)	2015
	Boulder, CO	9	4,853	1,541	5,582	—	—	1,541	5,582	7,123	(670)	2015-2020
	Bremerton, WA	114	40,053	17,766	42,536	196	463	17,962	42,999	60,961	(4,474)	2018-2022
	Cape Coral, FL	93	25,805	6,166	23,720	569	1,059	6,735	24,779	31,514	(3,211)	2014-2023
	Charleston, SC	1	204	50	242	—	5	50	247	297	(18)	2022
	Charlotte, NC	435	142,124	40,239	159,475	550	2,451	40,789	161,926	202,715	(17,980)	2015-2023
	Chicago, IL	658	183,337	52,340	179,670	1,511	5,623	53,851	185,293	239,144	(22,931)	2012-2023
	Colorado Springs, CO	866	288,731	83,851	335,226	1,087	4,930	84,938	340,156	425,094	(36,451)	2014-2023
	Columbia, SC	146	28,799	6,711	33,438	149	1,210	6,860	34,648	41,508	(3,788)	2017-2023
	Dallas, TX	1,312	399,034	113,986	444,402	5,013	—	118,999	444,402	563,401	(53,237)	2013-2023
	Deltona, FL	1	205	93	302	3	19	96	321	417	(24)	2022
	Denver, CO	810	355,150	116,071	394,337	856	2,234	116,927	396,571	513,498	(43,804)	2013-2023
	Durham, NC	10	2,650	829	3,380	7	—	836	3,380	4,216	(334)	2016-2022
	Fort Collins, CO	96	40,367	8,945	44,482	159	186	9,104	44,668	53,772	(5,089)	2013-2022
	Gainesville, GA	2	893	191	981	—	41	191	1,022	1,213	(129)	2015-2018
	Greeley, CO	137	51,423	14,137	57,508	67	897	14,204	58,405	72,609	(6,359)	2013-2023
	Greensboro, NC	40	13,942	3,496	16,486	28	—	3,524	16,486	20,010	(2,078)	2015-2022
	Greenville, SC	14	3,394	764	3,647	30	179	794	3,826	4,620	(355)	2021-2022
	Houston, TX	201	53,377	10,822	52,014	1,173	—	11,995	52,014	64,009	(6,731)	2013-2022
	Indianapolis, IN	94	26,078	6,705	27,937	111	825	6,816	28,762	35,578	(3,645)	2015-2022
	Jacksonville, FL	157	49,993	15,019	54,357	376	—	15,395	54,357	69,752	(6,749)	2014-2022
	Kansas City, MO	253	77,935	20,282	89,382	400	1,490	20,682	90,872	111,554	(11,171)	2015-2022
	Lakeland, FL	1	146	44	176	—	3	44	179	223	(23)	2021
	Las Vegas, NV	205	61,819	25,866	67,547	351	—	26,217	67,547	93,764	(5,958)	2021-2023
	Los Angeles, CA	61	28,442	10,900	30,335	130	125	11,030	30,460	41,490	(3,449)	2015-2022
	Louisville, KY	1	160	73	161	6	18	79	179	258	(13)	2022
	Miami, FL	89	34,827	9,410	32,264	433	1,399	9,843	33,663	43,506	(4,423)	2014-2023
	Minneapolis, MN	908	283,294	96,288	298,571	1,195	8,887	97,483	307,458	404,941	(34,924)	2015-2022
	Modesto, CA	5	1,951	808	1,955	19	—	827	1,955	2,782	(262)	2015-2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Mount Vernon, WA	4	$1,687	$806	$1,235	$1	$9	$807	$1,244	$2,051	$(159)	2015-2016
	Myrtle Beach, SC	2	394	94	455	2	9	96	464	560	(34)	2022
	Naples, FL	8	3,540	818	2,969	94	—	912	2,969	3,881	(404)	2014-2017
	Nashville, TN	142	44,269	12,968	48,054	159	916	13,127	48,970	62,097	(5,351)	2017-2023
	North Port, FL	183	63,935	16,155	61,017	888	1,545	17,043	62,562	79,605	(7,981)	2014-2022
	Ogden, UT	59	19,835	7,134	22,355	40	—	7,174	22,355	29,529	(2,202)	2017-2023
	Oklahoma City, OK	25	6,447	1,209	6,280	56	13	1,265	6,293	7,558	(705)	2014-2022
	Olympia, WA	85	32,816	13,168	34,143	125	589	13,293	34,732	48,025	(3,880)	2015-2022
	Orlando, FL	541	168,442	49,081	182,515	2,240	5,126	51,321	187,641	238,962	(22,902)	2014-2023
	Oxnard, CA	1	405	221	677	6	19	227	696	923	(82)	2015
	Palm Bay, FL	26	6,088	2,032	7,038	78	98	2,110	7,136	9,246	(748)	2016-2022
	Philadelphia, PA	148	40,198	15,920	46,030	287	1,987	16,207	48,017	64,224	(6,098)	2016-2022
	Phoenix, AZ	526	145,327	69,871	148,917	1,192	—	71,063	148,917	219,980	(14,730)	2020-2023
	Pittsburgh, PA	66	18,982	5,562	23,577	—	—	5,562	23,577	29,139	(3,009)	2016-2021
	Port St. Lucie, FL	3	915	503	817	14	34	517	851	1,368	(111)	2015-2022
	Portland, OR	294	126,368	60,697	117,194	151	929	60,848	118,123	178,971	(14,346)	2015-2023
	Provo, UT	9	3,470	1,284	3,285	43	147	1,327	3,432	4,759	(370)	2018-2023
	Punta Gorda, FL	5	1,817	424	1,358	40	88	464	1,446	1,910	(219)	2015-2018
	Raleigh, NC	84	24,223	6,774	27,578	60	—	6,834	27,578	34,412	(3,086)	2015-2023
	Richmond, VA	109	26,419	7,860	28,607	140	1,056	8,000	29,663	37,663	(3,251)	2015-2022
	Riverside, CA	230	102,761	34,547	110,186	416	856	34,963	111,042	146,005	(13,116)	2014-2023
	Sacramento, CA	74	39,334	12,772	38,253	160	—	12,932	38,253	51,185	(4,722)	2015-2022
	Salt Lake City, UT	57	20,138	7,572	22,454	70	7	7,642	22,461	30,103	(2,206)	2016-2023
	San Antonio, TX	139	37,466	8,322	39,316	349	—	8,671	39,316	47,987	(4,739)	2014-2023
	San Diego, CA	10	5,722	3,102	7,565	6	—	3,108	7,565	10,673	(937)	2015-2018
	Sanford, NC	3	237	170	696	4	37	174	733	907	(66)	2021-2022
	Seattle, WA	700	300,015	138,463	281,509	1,129	2,950	139,592	284,459	424,051	(31,718)	2014-2023
	St. Louis, MO	138	34,988	9,151	37,955	195	1,630	9,346	39,585	48,931	(4,622)	2016-2023
	Stockton, CA	13	5,403	2,647	5,735	25	—	2,672	5,735	8,407	(717)	2015-2021
	Tampa, FL	791	245,585	82,328	253,235	3,087	9,033	85,415	262,268	347,683	(31,099)	2014-2023
	Tulsa, OK	67	15,421	3,221	17,676	230	695	3,451	18,371	21,822	(2,327)	2014-2022
	Washington, DC	235	73,014	30,457	72,094	249	2,229	30,706	74,323	105,029	(8,945)	2015-2023
	Winston, NC	25	6,597	1,590	7,187	24	266	1,614	7,453	9,067	(855)	2015-2022

Senior Housing
	Quebec, Canada	6	145,387	11,930	228,973	—	13,825	11,930	242,798	254,728	(14,954)	2021-2022
Affordable Housing(4)
	Adrian, MI	1	2,645	740	2,720	16	63	756	2,783	3,539	(330)	2021
	Albuquerque, NM	2	29,980	17,530	24,430	221	1,066	17,751	25,496	43,247	(3,226)	2021
	Ann Arbor, MI	2	—	4,150	22,100	166	404	4,316	22,504	26,820	(2,791)	2021
	Atlanta, GA	3	44,141	26,320	71,110	131	3,915	26,451	75,025	101,476	(8,780)	2021
	Austin, TX	8	118,169	34,854	156,707	495	25,108	35,349	181,815	217,164	(18,615)	2021
	Bakersfield, CA	2	4,392	6,460	4,327	157	164	6,617	4,491	11,108	(587)	2021
	Baltimore, MD	5	27,053	40,030	45,040	102	797	40,132	45,837	85,969	(5,689)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Battle Creek, MI	1	$—	$1,240	$4,940	$65	$101	$1,305	$5,041	$6,346	$(590)	2021
	Beaumont, TX	3	4,615	4,065	18,628	231	467	4,296	19,095	23,391	(2,391)	2021
	Boston, MA	2	9,145	8,334	13,003	4	—	8,338	13,003	21,341	(3,396)	2021
	Boulder, CO	3	41,000	16,410	80,829	367	844	16,777	81,673	98,450	(9,516)	2021
	Brownsville, TN	2	1,156	3,780	680	—	113	3,780	793	4,573	(99)	2021
	Canton, OH	2	—	1,940	13,260	1	340	1,941	13,600	15,541	(1,562)	2021
	Cape Coral, FL	2	61,100	14,232	96,599	28	3,336	14,260	99,935	114,195	(11,295)	2021
	Charlotte, NC	5	39,114	23,730	36,200	296	1,253	24,026	37,453	61,479	(4,693)	2021
	Charlottesville, VA	1	393	5,940	21,640	—	886	5,940	22,526	28,466	(2,661)	2021
	Cheyenne, WY	1	—	3,770	12,290	51	526	3,821	12,816	16,637	(1,495)	2021
	Chicago, IL	5	11,993	6,340	25,450	380	1,439	6,720	26,889	33,609	(3,202)	2021
	Cincinnati, OH	7	54,363	17,960	106,851	421	3,158	18,381	110,009	128,390	(12,382)	2021
	Cleveland, MS	1	—	930	140	1	62	931	202	1,133	(46)	2021
	Cleveland, OH	1	14,709	3,460	20,280	35	289	3,495	20,569	24,064	(2,394)	2021
	College Station, TX	1	6,439	3,160	12,540	63	158	3,223	12,698	15,921	(1,490)	2021
	Columbus, OH	2	11,327	6,440	40,980	121	1,680	6,561	42,660	49,221	(4,887)	2021
	Crestview, FL	1	8,510	3,740	9,750	10	675	3,750	10,425	14,175	(1,276)	2021
	Dallas, TX	28	290,264	127,574	390,138	2,329	28,229	129,903	418,367	548,270	(45,992)	2021
	Deltona, FL	2	43,540	13,392	60,244	70	671	13,462	60,915	74,377	(6,818)	2021
	Denver, CO	9	224,846	62,220	355,408	1,149	5,584	63,369	360,992	424,361	(42,065)	2021
	Detroit, MI	3	7,684	3,116	14,229	54	286	3,170	14,515	17,685	(1,696)	2021
	Douglas, GA	1	—	810	1,290	13	7	823	1,297	2,120	(160)	2021
	Duluth, MN	2	5,231	500	11,820	6	274	506	12,094	12,600	(1,365)	2021
	Durant, OK	1	1,050	1,260	130	—	16	1,260	146	1,406	(36)	2021
	Durham, NC	1	4,156	2,320	9,380	5	242	2,325	9,622	11,947	(1,131)	2021
	El Centro, CA	2	7,117	6,260	4,460	1	177	6,261	4,637	10,898	(594)	2021
	El Paso, TX	2	6,064	5,980	11,960	33	139	6,013	12,099	18,112	(1,437)	2021
	Evansville, IN	1	2,614	1,280	2,310	32	97	1,312	2,407	3,719	(300)	2021
	Fort Collins, CO	5	93,578	27,370	124,669	689	1,940	28,059	126,609	154,668	(14,866)	2021
	Fresno, CA	6	22,890	20,320	18,113	58	494	20,378	18,607	38,985	(2,363)	2021
	Gillette, WY	1	—	1,520	—	—	—	1,520	—	1,520	—	2021
	Grand Rapids, MI	1	—	1,250	2,220	7	1,118	1,257	3,338	4,595	(351)	2021
	Greeley, CO	1	6,673	7,560	39,749	—	—	7,560	39,749	47,309	(4,531)	2021
	Greenville, SC	6	34,867	11,690	48,890	149	888	11,839	49,778	61,617	(5,968)	2021
	Gulfport, MS	1	—	3,591	9,675	18	—	3,609	9,675	13,284	(736)	2021
	Hammond, LA	2	426	1,260	3,230	3	426	1,263	3,656	4,919	(421)	2021
	Hanford, CA	2	3,276	5,780	1,914	106	135	5,886	2,049	7,935	(327)	2021
	Harrisburg, PA	2	18,096	9,690	19,080	40	1,081	9,730	20,161	29,891	(2,398)	2021
	Hartford, CT	2	11,102	3,526	9,805	—	46	3,526	9,851	13,377	(660)	2021
	Heber, UT	1	19,883	8,450	19,660	43	448	8,493	20,108	28,601	(2,398)	2021
	Hot Springs, AR	1	—	274	1,028	1	13	275	1,041	1,316	(38)	2021
	Houston, TX	23	250,765	114,492	381,480	894	7,612	115,386	389,092	504,478	(40,142)	2021
	Indianapolis, IN	3	19,381	6,970	25,330	80	390	7,050	25,720	32,770	(3,028)	2021
	Jackson, MS	1	—	1,580	2,500	3	85	1,583	2,585	4,168	(314)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Jacksonville, FL	4	$118,089	$29,558	$173,773	$155	$1,298	$29,713	$175,071	$204,784	$(19,863)	2021
	Kansas City, MO	6	70,055	13,780	108,288	283	3,577	14,063	111,865	125,928	(13,045)	2021
	Killeen, TX	1	3,375	2,860	4,690	37	303	2,897	4,993	7,890	(604)	2021
	Lake Havasu City, AZ	2	2,355	4,180	4,360	35	29	4,215	4,389	8,604	(552)	2021
	Lakeland, FL	2	2,800	3,485	9,122	—	264	3,485	9,386	12,871	(818)	2021
	Lancaster, PA	1	8,187	7,910	15,330	16	748	7,926	16,078	24,004	(1,951)	2021
	Las Vegas, NV	8	117,762	73,728	239,671	291	795	74,019	240,466	314,485	(17,394)	2021
	Lincoln, IL	1	1,129	340	1,080	72	150	412	1,230	1,642	(161)	2021
	Lincoln, NE	2	14,216	5,830	33,790	173	3,454	6,003	37,244	43,247	(4,573)	2021
	Los Angeles, CA	34	313,259	209,234	625,831	778	6,701	210,012	632,532	842,544	(54,581)	2021
	Lynchburg, VA	2	4,121	3,184	9,650	18	208	3,202	9,858	13,060	(592)	2021
	Madera, CA	1	1,988	1,750	1,672	—	83	1,750	1,755	3,505	(214)	2021
	McAllen, TX	2	2,022	323	1,341	24	—	347	1,341	1,688	(223)	2021
	Memphis, TN	5	3,206	2,600	7,650	27	1,235	2,627	8,885	11,512	(980)	2021
	Miami, FL	32	1,166,972	372,153	1,662,211	507	13,236	372,660	1,675,447	2,048,107	(186,633)	2021-2022
	Midland, TX	1	—	3,610	6,940	4	487	3,614	7,427	11,041	(879)	2021
	Milwaukee, WI	1	3,929	1,130	7,290	6	184	1,136	7,474	8,610	(899)	2021
	Modesto, CA	2	4,749	7,400	18,610	14	132	7,414	18,742	26,156	(2,217)	2021
	Morristown, TN	1	—	290	—	—	—	290	—	290	—	2021
	Muskegon, MI	1	5,517	1,960	9,920	41	64	2,001	9,984	11,985	(1,161)	2021
	Nashville, TN	2	12,310	8,390	18,410	8	1,552	8,398	19,962	28,360	(2,379)	2021
	New Orleans, LA	4	29,834	8,900	10,344	3	176	8,903	10,520	19,423	(4,647)	2021
	New York, NY	2	9,318	3,898	7,392	31	444	3,929	7,836	11,765	(851)	2021
	Ogden, UT	2	13,475	8,930	14,240	185	222	9,115	14,462	23,577	(1,750)	2021
	Omaha, NE	1	18,140	3,970	21,410	66	618	4,036	22,028	26,064	(2,822)	2021
	Orlando, FL	1	9,768	5,970	30,250	32	195	6,002	30,445	36,447	(3,513)	2021
	Oxnard, CA	3	55,689	30,810	29,339	55	143	30,865	29,482	60,347	(3,724)	2021
	Palm Bay, FL	3	67,145	20,385	79,869	98	1,505	20,483	81,374	101,857	(9,342)	2021
	Pensacola, FL	1	6,000	3,330	6,590	2	352	3,332	6,942	10,274	(834)	2021
	Phoenix, AZ	8	85,904	27,180	121,519	528	5,644	27,708	127,163	154,871	(14,927)	2021
	Pittsburgh, PA	1	5,950	2,632	11,516	16	119	2,648	11,635	14,283	(479)	2021
	Plymouth, IN	1	3,512	1,030	4,850	—	76	1,030	4,926	5,956	(573)	2021
	Raleigh, NC	1	9,721	2,330	10,850	1	367	2,331	11,217	13,548	(1,328)	2021
	Red Bluff, CA	1	1,296	2,610	1,745	—	44	2,610	1,789	4,399	(228)	2021
	Reno, NV	1	6,450	8,950	15,350	90	100	9,040	15,450	24,490	(1,869)	2021
	Richmond, VA	5	21,627	9,795	48,924	26	267	9,821	49,191	59,012	(4,068)	2021
	Riverside, CA	8	49,480	66,428	64,185	663	2,217	67,091	66,402	133,493	(7,390)	2021
	Sacramento, CA	17	140,074	48,624	321,378	1,141	4,151	49,765	325,529	375,294	(37,174)	2021
	Salinas, CA	4	41,413	22,830	94,121	58	1,190	22,888	95,311	118,199	(11,027)	2021
	Salisbury, MD	1	4,240	4,240	3,860	15	78	4,255	3,938	8,193	(507)	2021
	Salt Lake City, UT	3	68,954	25,727	121,438	75	1,814	25,802	123,252	149,054	(12,801)	2021-2022
	San Antonio, TX	4	23,495	12,430	44,380	125	707	12,555	45,087	57,642	(5,295)	2021
	San Diego, CA	6	100,623	36,550	98,500	238	1,799	36,788	100,299	137,087	(12,216)	2021-2022
	San Francisco, CA	4	70,411	22,795	87,641	260	1	23,055	87,642	110,697	(8,415)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Jose, CA	8	$70,132	$30,051	$184,069	$231	$2,202	$30,282	$186,271	$216,553	$(18,233)	2021
	San Juan, PR	1	478	107	391	—	6	107	397	504	(14)	2021
	San Luis Obispo, CA	4	18,259	11,650	26,170	69	455	11,719	26,625	38,344	(3,170)	2021
	Santa Maria, CA	1	6,450	10,460	49,460	—	2,269	10,460	51,729	62,189	(6,080)	2021
	Santa Rosa, CA	1	27,534	12,190	55,290	354	1,062	12,544	56,352	68,896	(6,662)	2021
	Seattle, WA	4	95,528	26,130	238,180	315	9,153	26,445	247,333	273,778	(27,886)	2021
	Sebastian, FL	1	14,850	9,680	39,390	118	904	9,798	40,294	50,092	(4,777)	2021
	Sherman, TX	1	4,111	2,660	1,570	114	679	2,774	2,249	5,023	(319)	2021
	Show Low, AZ	1	1,297	1,360	660	162	235	1,522	895	2,417	(114)	2021
	Sierra Vista, AZ	1	901	840	180	—	42	840	222	1,062	(33)	2021
	Spartanburg, SC	1	8,375	4,700	8,200	93	386	4,793	8,586	13,379	(1,049)	2021
	St. Louis, MO	3	28,999	10,060	61,860	230	1,027	10,290	62,887	73,177	(7,201)	2021
	Sterling, CO	1	3,363	1,940	1,620	—	310	1,940	1,930	3,870	(266)	2021
	Stockton, CA	1	29,497	10,740	44,619	9	804	10,749	45,423	56,172	(5,292)	2021
	Tampa, FL	6	161,107	55,733	210,078	220	2,123	55,953	212,201	268,154	(23,983)	2021-2022
	Trenton, NJ	1	5,887	4,670	10,000	—	56	4,670	10,056	14,726	(1,196)	2021
	Tyler, TX	2	4,635	6,310	18,010	272	495	6,582	18,505	25,087	(2,226)	2021
	Vidalia, GA	1	204	1,270	2,390	10	61	1,280	2,451	3,731	(301)	2021
	Vineland, NJ	3	13,123	8,679	5,427	—	1	8,679	5,428	14,107	(849)	2021
	Virginia Beach, VA	3	18,588	20,370	56,310	104	1,191	20,474	57,501	77,975	(6,864)	2021
	Visalia, CA	2	2,025	4,190	2,413	—	82	4,190	2,495	6,685	(333)	2021
	Waco, TX	1	6,383	3,520	13,140	88	182	3,608	13,322	16,930	(1,567)	2021
	Washington, DC	32	618,949	407,147	836,864	1,343	20,862	408,490	857,726	1,266,216	(93,488)	2021
	Wilson, NC	1	2,031	1,130	1,000	14	305	1,144	1,305	2,449	(162)	2021
	Worcester, MA	1	—	3,350	4,970	—	389	3,350	5,359	8,709	(670)	2021
	Yuba City, CA	2	2,590	5,660	1,907	—	470	5,660	2,377	8,037	(332)	2021
Total Rental Housing Properties:		15,294	33,849,664	9,729,271	45,319,162	150,462	1,238,628	9,879,733	46,557,790	56,437,523	(5,475,510)

Industrial Properties:
Cold Storage Warehouse
	Atlanta, GA	1	24,000	3,134	30,130	—	2,432	3,134	32,562	35,696	(7,789)	2018
	Austin, TX	1	18,673	3,132	19,010	—	3,248	3,132	22,258	25,390	(5,440)	2018
	Baltimore, MD	1	30,027	5,789	38,820	—	—	5,789	38,820	44,609	(7,613)	2018
	San Francisco, CA	1	31,695	6,785	46,830	—	1,505	6,785	48,335	55,120	(8,898)	2018
	Stockton, CA	2	74,853	16,775	64,187	—	284	16,775	64,471	81,246	(12,717)	2018
Industrial
	Allentown, PA	6	44,171	7,302	56,455	—	1,918	7,302	58,373	65,675	(7,351)	2020-2021
	Atlanta, GA	119	1,086,553	230,384	1,004,335	111	65,233	230,495	1,069,568	1,300,063	(177,883)	2017-2022
	Austin, TX	2	29,172	15,803	23,630	—	6,786	15,803	30,416	46,219	(3,914)	2019-2021
	Baltimore, MD	10	178,901	40,298	176,852	—	12,027	40,298	188,879	229,177	(24,759)	2018-2021
	Baton Rouge, LA	1	19,048	5,893	15,035	—	39	5,893	15,074	20,967	(1,658)	2021
	Boston, MA	1	—	—	—	—	—	—	—	—	—	2021
	Charlotte, NC	11	89,358	28,712	88,336	4,717	3,964	33,429	92,300	125,729	(12,672)	2018-2021
	Chicago, IL	124	1,583,929	411,612	1,493,318	—	78,979	411,612	1,572,297	1,983,909	(313,649)	2017-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Cincinnati, OH	32	$323,935	$59,636	$423,211	$—	$23,351	$59,636	$446,562	$506,198	$(96,116)	2019-2021
	Columbus, OH	24	475,463	59,363	500,073	—	28,818	59,363	528,891	588,254	(85,027)	2018-2021
	Dallas, TX	55	985,062	142,207	960,523	2,245	141,572	144,452	1,102,095	1,246,547	(177,058)	2017-2021
	Davenport, IA	1	13,459	1,507	10,471	—	4	1,507	10,475	11,982	(1,179)	2021
	Deltona, FL	1	8,215	1,383	8,312	—	166	1,383	8,478	9,861	(900)	2021
	Denver, CO	19	276,023	58,711	278,833	—	17,712	58,711	296,545	355,256	(60,691)	2018-2021
	Durham, NC	5	79,896	14,083	82,094	—	3,327	14,083	85,421	99,504	(11,617)	2019-2022
	El Paso, TX	20	140,233	19,038	140,144	—	9,037	19,038	149,181	168,219	(49,637)	2019
	Fond du Lac, WI	1	9,360	954	9,494	—	883	954	10,377	11,331	(1,678)	2021
	Greensboro, NC	46	386,666	71,644	406,756	9,685	34,781	81,329	441,537	522,866	(76,849)	2020-2021
	Greenville, SC	1	4,254	1,165	4,679	—	820	1,165	5,499	6,664	(1,432)	2018
	Harrisburg, PA	14	354,030	45,788	376,663	—	15,550	45,788	392,213	438,001	(113,141)	2017-2019
	Hickory, NC	1	12,477	2,900	18,750	—	125	2,900	18,875	21,775	(3,776)	2021
	Houston, TX	19	190,666	34,275	210,719	—	10,501	34,275	221,220	255,495	(40,549)	2017-2021
	Indianapolis, IN	33	551,629	94,106	568,606	—	16,298	94,106	584,904	679,010	(111,064)	2018-2021
	Jacksonville, FL	3	30,024	3,901	26,814	—	1,763	3,901	28,577	32,478	(5,784)	2017-2018
	Jefferson, GA	1	32,562	4,784	44,421	—	145	4,784	44,566	49,350	(4,357)	2021
	Kansas City, MO	1	10,836	2,179	11,590	—	1,418	2,179	13,008	15,187	(3,023)	2019
	Lakeland, FL	4	81,717	10,510	78,579	—	4,164	10,510	82,743	93,253	(19,295)	2019-2021
	Las Vegas, NV	11	352,957	88,453	436,374	—	2,580	88,453	438,954	527,407	(55,793)	2019-2021
	Los Angeles, CA	4	112,578	57,469	90,678	—	3,633	57,469	94,311	151,780	(18,663)	2018-2021
	Louisville, KY	9	147,416	31,370	173,993	—	8,613	31,370	182,606	213,976	(34,814)	2018-2021
	Memphis, TN	16	232,965	38,683	209,853	—	15,062	38,683	224,915	263,598	(36,812)	2018-2021
	Miami, FL	13	161,714	62,810	162,933	—	5,291	62,810	168,224	231,034	(19,481)	2018-2021
	Milwaukee, WI	13	137,978	21,136	136,017	—	6,322	21,136	142,339	163,475	(23,990)	2019-2021
	Minneapolis, MN	56	532,740	125,038	465,803	—	28,179	125,038	493,982	619,020	(98,206)	2019-2021
	Nashville, TN	5	119,546	53,493	82,008	607	9,523	54,100	91,531	145,631	(18,998)	2017-2021
	New York, NY	23	427,646	103,354	343,698	8,854	35,484	112,208	379,182	491,390	(44,597)	2018-2021
	Orlando, FL	30	360,333	73,240	354,473	—	21,179	73,240	375,652	448,892	(77,043)	2017-2021
	Oxnard, CA	4	47,362	12,988	28,135	—	1,024	12,988	29,159	42,147	(4,824)	2018-2021
	Philadelphia, PA	15	292,730	78,801	246,621	—	5,914	78,801	252,535	331,336	(33,932)	2018-2021
	Phoenix, AZ	1	16,091	3,406	7,377	—	808	3,406	8,185	11,591	(1,983)	2018
	Racine, WI	5	91,712	14,284	92,420	—	4,964	14,284	97,384	111,668	(18,949)	2020
	Raleigh, NC	2	25,375	1,664	12,035	—	1,722	1,664	13,757	15,421	(2,589)	2018
	Reading, PA	3	43,886	10,787	66,649	—	3,310	10,787	69,959	80,746	(15,873)	2019
	Reno, NV	24	186,114	53,655	132,446	—	7,748	53,655	140,194	193,849	(41,612)	2019-2021
	Richmond, VA	15	138,125	24,869	135,880	—	16,918	24,869	152,798	177,667	(38,920)	2018-2019
	Riverside, CA	24	475,917	172,470	406,144	16,569	63,707	189,039	469,851	658,890	(57,999)	2018-2021
	Sacramento, CA	1	25,399	3,625	23,944	—	457	3,625	24,401	28,026	(3,834)	2020
	Salt Lake City, UT	6	126,110	49,000	161,279	7,639	10,802	56,639	172,081	228,720	(17,091)	2021
	San Antonio, TX	17	93,568	14,425	97,709	—	5,157	14,425	102,866	117,291	(17,520)	2019-2021
	San Diego, CA	5	62,183	43,988	43,376	—	2,942	43,988	46,318	90,306	(6,994)	2018-2021
	San Francisco, CA	2	44,578	29,316	59,449	—	754	29,316	60,203	89,519	(7,421)	2020-2021
	Savannah, GA	2	69,599	7,119	40,271	—	9,869	7,119	50,140	57,259	(12,335)	2018

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Scranton, PA	2	$63,061	$11,400	$74,913	$—	$1,180	$11,400	$76,093	$87,493	$(13,758)	2019-2021
	Seattle, WA	5	55,104	13,128	41,190	—	1,182	13,128	42,372	55,500	(7,858)	2018-2021
	Stockton, CA	3	64,575	11,131	70,902	—	143	11,131	71,045	82,176	(10,986)	2020
	Tampa, FL	35	272,257	52,333	280,023	—	13,725	52,333	293,748	346,081	(50,001)	2018-2021
	Vallejo, CA	2	31,164	14,444	35,048	—	271	14,444	35,319	49,763	(5,823)	2019-2020
	Virginia Beach, VA	2	15,284	4,004	12,456	—	1,833	4,004	14,289	18,293	(5,672)	2019
	Washington, DC	16	194,032	58,321	138,955	—	19,161	58,321	158,116	216,437	(40,965)	2018-2021
	Wausau, WI	1	5,499	2,375	4,655	—	—	2,375	4,655	7,030	(602)	2021
	Winchester, VA	2	34,466	5,176	32,748	—	2,210	5,176	34,958	40,134	(7,396)	2018
	Winston-Salem, NC	7	55,267	8,720	48,265	—	4,431	8,720	52,696	61,416	(11,859)	2018-2021
	Worcester, MA	1	95,940	24,374	116,419	—	6,203	24,374	122,622	146,996	(12,806)	2021
	York, PA	1	38,022	6,792	26,921	—	505	6,792	27,426	34,218	(5,750)	2018
Total Industrial Properties:		944	12,426,180	2,791,394	12,109,730	50,427	809,656	2,841,821	12,919,386	15,761,207	(2,331,265)

Net Lease Properties:
	Las Vegas, NV	2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(829,920)	2019-2022
Total Net Lease Properties:		2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(829,920)

Data Center Properties:
	Washington, DC	14	318,857	165,361	679,677	—	91	165,361	679,768	845,129	(67,315)	2019-2022
Total Data Center Properties:		14	318,857	165,361	679,677	—	91	165,361	679,768	845,129	(67,315)

Hospitality Properties:
Full Service Hotels
	Atlanta, GA	1	187,400	30,482	289,353	—	17,635	30,482	306,988	337,470	(68,998)	2019
Select Service Hotels
	Atlanta, GA	2	29,545	19,825	68,875	34	6,300	19,859	75,175	95,034	(16,775)	2017-2021
	Austin, TX	3	89,111	59,950	156,215	105	2,472	60,055	158,687	218,742	(19,305)	2019-2021
	Bloomington, IN	1	15,800	—	24,783	7	2,953	7	27,736	27,743	(5,995)	2019
	Boston, MA	2	71,769	1,945	87,882	9	2,123	1,954	90,005	91,959	(17,285)	2017-2022
	Boulder, CO	3	6,900	4,090	24,726	59	1,691	4,149	26,417	30,566	(6,591)	2019
	Chicago, IL	2	47,400	14,792	48,244	74	14,593	14,866	62,837	77,703	(14,535)	2019
	Colorado Springs, CO	6	44,900	26,247	58,645	220	10,460	26,467	69,105	95,572	(15,935)	2019
	Crestview, FL	1	12,000	1,966	8,214	14	2,473	1,980	10,687	12,667	(2,369)	2019
	Denver, CO	1	7,700	3,950	10,475	91	2,594	4,041	13,069	17,110	(3,151)	2019
	Detroit, MI	1	10,900	3,014	14,185	45	2,703	3,059	16,888	19,947	(4,035)	2019
	Hilo, HI	1	48,538	4,715	94,476	1,129	15,878	5,844	110,354	116,198	(38,441)	2019
	Key West, FL	6	126,338	67,428	199,025	47	12,918	67,475	211,943	279,418	(23,001)	2021
	Las Vegas, NV	2	23,762	3,341	29,972	38	567	3,379	30,539	33,918	(11,699)	2018
	Los Angeles, CA	1	43,338	26,240	53,682	31	7,095	26,271	60,777	87,048	(7,129)	2022
	Miami, FL	2	16,800	2,655	17,711	9	4,217	2,664	21,928	24,592	(5,084)	2019
	Nashville, TN	1	57,233	25,144	77,202	—	3,742	25,144	80,944	106,088	(7,824)	2021
	Orlando, FL	2	34,200	5,623	37,803	63	1,570	5,686	39,373	45,059	(15,535)	2018
	Philadelphia, PA	1	25,827	6,007	43,219	—	480	6,007	43,699	49,706	(5,502)	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Sacramento, CA	1	$8,265	$—	$24,778	$552	$1,213	$552	$25,991	$26,543	$(11,881)	2017
	Salt Lake City, UT	2	18,800	2,154	30,360	91	7,554	2,245	37,914	40,159	(8,665)	2019
	San Jose, CA	3	37,397	33,812	93,092	170	5,253	33,982	98,345	132,327	(22,128)	2017-2022
	Santa Rosa, CA	1	6,323	2,538	26,306	—	2,126	2,538	28,432	30,970	(9,590)	2018
	Seattle, WA	1	13,000	2,894	30,395	—	1,351	2,894	31,746	34,640	(7,991)	2018
	Tampa, FL	1	11,984	2,088	13,234	17	972	2,105	14,206	16,311	(5,530)	2017
	Washington, DC	3	111,808	58,282	116,383	11	6,864	58,293	123,247	181,540	(14,911)	2019-2022
Total Hospitality:		51	1,107,038	409,182	1,679,235	2,816	137,797	411,998	1,817,032	2,229,030	(369,885)

Self Storage Properties:
	Akron, OH	2	13,272	2,929	19,068	—	124	2,929	19,192	22,121	(2,686)	2020-2022
	Austin, TX	2	16,789	3,678	27,393	—	2,032	3,678	29,425	33,103	(2,789)	2022
	Baltimore, MD	1	9,320	791	6,503	—	38	791	6,541	7,332	(1,242)	2019
	Cape Coral, FL	1	9,356	1,456	4,214	13	246	1,469	4,460	5,929	(924)	2019
	Charleston, SC	2	7,564	4,160	3,724	—	115	4,160	3,839	7,999	(790)	2019
	Cleveland, OH	4	19,073	4,209	23,492	—	2,503	4,209	25,995	30,204	(3,783)	2020-2022
	College Station, TX	1	8,748	2,738	8,790	—	1	2,738	8,791	11,529	(1,185)	2021
	Colorado Springs, CO	1	5,270	1,675	10,451	—	80	1,675	10,531	12,206	(1,027)	2022
	Corpus Christi, TX	2	16,806	4,044	16,128	—	272	4,044	16,400	20,444	(2,405)	2020-2021
	Dallas, TX	2	16,419	5,082	14,381	—	51	5,082	14,432	19,514	(2,393)	2020-2022
	Denver, CO	1	9,701	2,338	17,349	—	18	2,338	17,367	19,705	(1,648)	2022
	Detroit, MI	3	17,350	4,248	15,575	55	708	4,303	16,283	20,586	(2,330)	2020-2021
	Fayetteville, NC	4	38,323	5,891	35,439	—	225	5,891	35,664	41,555	(5,269)	2019-2022
	Fresno, CA	1	6,919	1,083	5,270	—	58	1,083	5,328	6,411	(837)	2020
	Gulfport, MS	2	12,583	3,097	23,810	8	42	3,105	23,852	26,957	(2,363)	2022
	Houston, TX	7	41,799	10,572	36,574	8	2,223	10,580	38,797	49,377	(5,080)	2020-2022
	Kingsville, TX	1	6,238	1,010	8,479	—	—	1,010	8,479	9,489	(889)	2022
	Knoxville, TN	1	3,674	1,750	3,704	11	53	1,761	3,757	5,518	(608)	2020
	Lakeland, FL	5	52,052	9,666	52,771	—	5,354	9,666	58,125	67,791	(7,988)	2019-2022
	Los Angeles, CA	1	23,803	5,157	33,118	—	43	5,157	33,161	38,318	(3,076)	2022
	Miami, FL	2	31,781	7,380	42,026	—	2,315	7,380	44,341	51,721	(4,922)	2019-2022
	Nashville, TN	1	8,425	1,701	16,602	—	70	1,701	16,672	18,373	(1,575)	2022
	New York, NY	2	17,924	6,228	11,287	—	577	6,228	11,864	18,092	(2,335)	2019
	North Port, FL	1	4,768	691	3,101	—	86	691	3,187	3,878	(497)	2020
	Orlando, FL	2	14,663	2,357	13,900	—	83	2,357	13,983	16,340	(1,812)	2020-2021
	Palm Bay, FL	3	26,349	4,163	26,170	—	120	4,163	26,290	30,453	(3,613)	2020-2022
	Pensacola, FL	6	28,535	7,354	37,670	—	1,487	7,354	39,157	46,511	(5,180)	2019-2022
	Phoenix, AZ	2	14,698	2,600	10,084	—	51	2,600	10,135	12,735	(1,823)	2020
	Port St. Lucie, FL	1	10,451	1,619	7,108	—	434	1,619	7,542	9,161	(1,483)	2019
	Raleigh, NC	3	15,432	3,172	9,503	—	182	3,172	9,685	12,857	(1,967)	2019
	Roanoke, VA	2	11,185	2,541	11,463	—	190	2,541	11,653	14,194	(1,760)	2019-2022
	San Antonio, TX	1	7,600	956	5,609	—	2	956	5,611	6,567	(852)	2020
	San Diego, CA	1	7,778	3,503	5,915	—	103	3,503	6,018	9,521	(946)	2020
	Savannah, GA	1	5,485	1,190	9,929	—	16	1,190	9,945	11,135	(981)	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Stockton, CA	1	$7,743	$1,783	$9,413	$—	$346	$1,783	$9,759	$11,542	$(1,550)	2020
	Tallahassee, FL	2	15,721	3,797	10,909	—	161	3,797	11,070	14,867	(2,386)	2019
	Tampa, FL	1	13,981	3,724	20,138	—	190	3,724	20,328	24,052	(2,136)	2022
	Tucson, AZ	3	14,625	2,041	15,340	—	860	2,041	16,200	18,241	(2,477)	2020
Total Self Storage Properties:		79	592,203	132,374	632,400	95	21,459	132,469	653,859	786,328	(87,607)

Retail Properties:
	Atlanta, GA	7	59,739	37,548	78,293	1,729	714	39,277	79,007	118,284	(13,053)	2021-2022
	Augusta, GA	1	4,412	2,187	9,423	118	96	2,305	9,519	11,824	(1,373)	2022
	Austin, TX	1	20,289	13,844	23,184	1,112	288	14,956	23,472	38,428	(4,482)	2021
	Birmingham, AL	1	6,086	2,348	9,417	358	27	2,706	9,444	12,150	(1,380)	2022
	Charlotte, NC	3	44,498	24,094	57,589	1,228	735	25,322	58,324	83,646	(9,380)	2021-2022
	Charlottesville, VA	1	23,358	7,898	29,926	347	2,222	8,245	32,148	40,393	(3,973)	2022
	Chicago, IL	2	101,739	36,648	101,058	136	345	36,784	101,403	138,187	(22,255)	2021
	Columbia, SC	2	11,945	5,957	18,872	101	65	6,058	18,937	24,995	(2,731)	2022
	Columbus, GA	1	3,949	1,831	8,101	320	—	2,151	8,101	10,252	(1,221)	2022
	Dallas, TX	1	9,126	4,278	17,114	31	21	4,309	17,135	21,444	(1,818)	2022
	Gainesville, GA	2	17,977	7,247	29,360	688	214	7,935	29,574	37,509	(4,446)	2022
	Houston, TX	2	22,603	17,587	45,062	1,991	744	19,578	45,806	65,384	(7,916)	2021-2022
	Lakeland, FL	1	10,784	4,051	16,375	472	159	4,523	16,534	21,057	(2,126)	2022
	Los Angeles, CA	9	343,550	293,292	221,968	13,534	14,883	306,826	236,851	543,677	(44,960)	2019-2021
	Miami, FL	4	50,685	47,797	71,440	949	1,518	48,746	72,958	121,704	(13,001)	2018-2022
	Naples, FL	1	15,454	10,369	15,610	96	7	10,465	15,617	26,082	(2,206)	2022
	Nashville, TN	3	14,047	9,552	28,067	501	147	10,053	28,214	38,267	(4,611)	2022
	New York, NY	2	114,187	92,478	67,435	1,612	723	94,090	68,158	162,248	(15,803)	2019-2021
	Orlando, FL	2	18,927	9,104	36,715	277	843	9,381	37,558	46,939	(5,106)	2022
	Oxnard, CA	1	23,600	22,282	13,154	608	1,234	22,890	14,388	37,278	(3,701)	2019
	Philadelphia, PA	2	82,230	56,152	72,134	3,273	4,531	59,425	76,665	136,090	(19,442)	2017-2021
	Riverside, CA	1	27,390	23,541	17,715	2,583	2,596	26,124	20,311	46,435	(6,907)	2017
	San Antonio, TX	1	7,366	3,138	14,385	369	195	3,507	14,580	18,087	(1,733)	2022
	Seattle, WA	1	66,874	37,563	49,093	639	3,553	38,202	52,646	90,848	(9,163)	2021
	Tampa, FL	2	21,569	9,682	29,477	147	101	9,829	29,578	39,407	(3,824)	2022
	Virginia Beach, VA	1	20,187	5,684	15,255	604	3,374	6,288	18,629	24,917	(3,325)	2022
	Washington, DC	1	41,824	17,960	33,546	325	2,349	18,285	35,895	54,180	(5,010)	2022
	Wilmington, NC	1	27,773	14,686	25,636	990	8,830	15,676	34,466	50,142	(5,317)	2022
Total Retail Properties:		57	1,212,168	818,798	1,155,404	35,138	50,514	853,936	1,205,918	2,059,854	(220,263)

Office Properties:
	Atlanta, GA	2	—	26,746	417,250	—	17,251	26,746	434,501	461,247	(42,753)	2021-2022
	Charlotte, NC	1	—	16,347	—	—	—	16,347	—	16,347	—	2022
	Los Angeles, CA	1	310,000	123,253	351,121	—	9,685	123,253	360,806	484,059	(30,028)	2022
	Ontario, Canada	3	97,330	40,512	127,657	—	279	40,512	127,936	168,448	(11,452)	2021
	San Antonio, TX	1	38,462	15,120	44,000	—	223	15,120	44,223	59,343	(4,478)	2022
	San Francisco, CA	1	75,900	29,719	58,210	—	3,504	29,719	61,714	91,433	(16,080)	2019

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Jose, CA	1	$167,700	$50,457	$184,849	$—	$15,407	$50,457	$200,256	$250,713	$(30,926)	2020
	Westmont, Canada	1	27,502	12,538	43,924	—	64	12,538	43,988	56,526	(3,904)	2022
	Montreal, Canada	1	61,340	17,060	78,624	—	149	17,060	78,773	95,833	(6,986)	2022
	Dublin, Ireland	1	340,274	157	493,608	—	—	157	493,608	493,765	(34,175)	2022
Total Office Properties:		13	1,118,508	331,909	1,799,243	—	46,562	331,909	1,845,805	2,177,714	(180,782)

Portfolio Total		16,454	$56,659,618	$16,167,447	$69,821,817	$238,938	$2,304,719	$16,406,385	$72,126,536	$88,532,921	$(9,562,547)

(1)As of December 31, 2024, the aggregate tax basis of the portfolio was $79.1 billion.
(2)Encumbrances excludes $1.1 billion outstanding on variable rate credit warehouse facilities as of December 31, 2024, which are not allocable to specific properties.
(3)Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(4)Certain of the Company’s investment in joint ventures with ownership interests in affordable housing properties collateralize a term loan and secured notes totaling $1.3 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $2.4 billion. Accumulated Depreciation does not include $1.0 billion of accumulated depreciation related to Furniture, Fixtures and Equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real Estate:
Balance at the beginning of year	$96,049,803	$100,550,461
Additions during the year:
Land and land improvements	201,135	338,340
Building and building improvements	1,363,155	1,735,933
Dispositions during the year:
Land and land improvements	(1,447,283)	(1,013,600)
Building and building improvements	(6,389,063)	(4,837,297)
Impairment of investments in real estate	(382,174)	(236,071)
Assets held-for-sale	(862,652)	(487,963)
Balance at the end of the year	$88,532,921	$96,049,803

Accumulated Depreciation:
Balance at the beginning of year	$(7,721,349)	$(5,365,285)
Accumulated depreciation	(2,921,485)	(2,987,473)
Dispositions	1,021,889	597,676
Assets held-for-sale	58,398	33,733
Balance at the end of the year	$(9,562,547)	$(7,721,349)