Form 10-Q
period 2025-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2025-05-09
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, the registrant had the following shares outstanding (in thousands): 1,293,989 shares of Class S common stock, 2,113,422 shares of Class I common stock, 40,331 shares of Class T common stock, 135,094 shares of Class D common stock, 2,973 shares of Class C common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$80,145,188	$81,457,935
Investments in unconsolidated entities (includes $3,896,500 and $3,861,077 at fair value as of March 31, 2025 and December 31, 2024, respectively)	5,983,300	6,866,405
Investments in real estate debt	5,194,969	5,279,928
Real estate loans held by consolidated securitization vehicles, at fair value	13,203,864	13,616,526
Cash and cash equivalents	1,933,723	1,933,084
Restricted cash	1,015,706	843,810
Other assets	5,454,468	6,240,553
Total assets	$112,931,218	$116,238,241

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$58,879,573	$58,540,235
Secured financings of investments in real estate debt	3,754,489	3,624,698
Senior obligations of consolidated securitization vehicles, at fair value	11,853,523	12,233,141
Unsecured revolving credit facilities and term loans	2,551,923	2,501,923
Due to affiliates	648,446	682,747
Other liabilities	4,051,941	3,787,705
Total liabilities	81,739,895	81,370,449

Commitments and contingencies	—	—
Redeemable non-controlling interests	177,125	173,662

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,299,418 and 1,339,547 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12,994	13,395
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,121,268 and 2,165,077 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	21,213	21,651
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 40,676 and 43,941 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	407	439
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 134,829 and 138,946 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,348	1,389
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 2,922 and 2,848 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	29	28
Additional paid-in capital	41,500,103	42,781,930
Accumulated other comprehensive income	306,645	383,272
Accumulated deficit and cumulative distributions	(18,101,064)	(15,848,197)
Total stockholders’ equity	23,741,675	27,353,907
Non-controlling interests attributable to third party joint ventures	4,283,753	4,375,668
Non-controlling interests attributable to BREIT OP	2,988,770	2,964,555
Total equity	31,014,198	34,694,130
Total liabilities and equity	$112,931,218	$116,238,241
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$1,832,389	$1,963,065
Hospitality revenue	134,116	133,177
Other revenue	88,667	92,672
Total revenues	2,055,172	2,188,914

Expenses
Rental property operating	858,950	913,456
Hospitality operating	94,139	91,915
General and administrative	16,114	16,350
Management fee	168,425	187,121
Performance participation allocation	142,175	104,966
Impairment of investments in real estate	170,258	65,714
Depreciation and amortization	827,099	913,208
Total expenses	2,277,160	2,292,730

Other income (expense)
Loss from unconsolidated entities	(765,015)	(24,358)
Income from investments in real estate debt	132,878	268,193
Change in net assets of consolidated securitization vehicles	32,185	75,413
(Loss) income from interest rate derivatives	(362,662)	315,199
Net gain on dispositions of real estate	135,909	106,554
Interest expense, net	(765,796)	(831,715)
Loss on extinguishment of debt	(11,514)	(30,648)
Other (expense) income	(13,781)	55,108
Total other income (expense)	(1,617,796)	(66,254)
Net loss	$(1,839,784)	$(170,070)
Net loss attributable to non-controlling interests in third party joint ventures	$20,128	$31,673
Net loss attributable to non-controlling interests in BREIT OP	123,019	5,384
Net loss attributable to BREIT stockholders	$(1,696,637)	$(133,013)
Net loss per share of common stock — basic and diluted	$(0.47)	$(0.03)
Weighted-average shares of common stock outstanding, basic and diluted	3,635,118	4,000,833

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,839,784)	$(170,070)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	23,607	(16,405)
Unrealized (loss) gain on derivatives	(95,455)	101,353
Unrealized (loss) gain on derivatives from unconsolidated entities	(33,301)	49,385
Other comprehensive (loss) income	(105,149)	134,333
Comprehensive loss	(1,944,933)	(35,737)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	43,308	5,072
Comprehensive loss (income) attributable to non-controlling interests in BREIT OP	128,361	(115)
Comprehensive loss attributable to BREIT stockholders	$(1,773,264)	$(30,780)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2024	$13,395	$21,651	$439	$1,389	$28	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued (transferred)	30	219	(19)	8	1	521,321	—	—	521,560	—	—	521,560
Reduction in accrual for offering costs, net	—	—	—	—	—	33,779	—	—	33,779	—	—	33,779
Distribution reinvestment	72	112	3	8	—	267,321	—	—	267,516	—	33,743	301,259
Common stock/units repurchased	(503)	(970)	(16)	(57)	—	(2,123,283)	—	—	(2,124,829)	—	(8,422)	(2,133,251)
Amortization of compensation awards	—	201	—	—	—	19,881	—	—	20,082	—	—	20,082
Net loss ($887 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(1,696,637)	(1,696,637)	(19,785)	(122,475)	(1,838,897)
Other comprehensive loss ($25 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(76,627)	—	(76,627)	(23,179)	(5,318)	(105,124)
Distributions declared on common stock and OP Units ($0.1643 gross per share/unit)	—	—	—	—	—	—	—	(556,230)	(556,230)	—	(42,327)	(598,557)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	18,571	169,014	187,585
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(36,292)	—	(36,292)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	—	(31,230)	—	(31,230)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(846)	—	—	(846)	—	—	(846)
Balance at March 31, 2025	$12,994	$21,213	$407	$1,348	$29	$41,500,103	$306,645	$(18,101,064)	$23,741,675	$4,283,753	$2,988,770	$31,014,198

	Par Value						Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued (transferred)	27	172	(22)	2	1	448,167	—	—	448,347	—	—	448,347
Reduction in accrual for offering costs, net	—	—	—	—	—	30,523	—	—	30,523	—	—	30,523
Distribution reinvestment	75	118	4	9	—	289,824	—	—	290,030	—	24,699	314,729
Common stock/units repurchased	(610)	(1,382)	(23)	(46)	—	(2,905,070)	—	—	(2,907,131)	—	(9,747)	(2,916,878)
Amortization of compensation awards	—	189	—	—	—	18,694	—	—	18,883	—	2,704	21,587
Net loss ($887 of net loss allocated to redeemable non-controlling interests)	—	—	—	—	—	—	—	(133,013)	(133,013)	(30,786)	(5,384)	(169,183)
Other comprehensive income ($82 of other comprehensive income allocated to redeemable non-controlling interests)	—	—	—	—	—	—	102,233	—	102,233	26,683	5,499	134,415
Distributions declared on common stock and OP units ($0.1654 gross per share/unit)	—	—	—	—	—	—	—	(613,610)	(613,610)	—	(35,872)	(649,482)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	129,087	225,810	354,897
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(35,147)	—	(35,147)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(101,109)	—	—	(101,109)	(57,409)	—	(158,518)
Allocation to redeemable non-controlling interests	—	—	—	—	—	876	—	—	876	—	—	876
Balance at March 31, 2024	$14,374	$23,127	$551	$1,513	$22	$46,358,005	$448,208	$(13,359,204)	$33,486,596	$4,742,049	$2,770,015	$40,998,660
 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,839,784)	$(170,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	168,425	187,121
Performance participation allocation	142,175	104,966
Impairment of investments in real estate	170,258	65,714
Depreciation and amortization	827,099	913,208
Net gain on dispositions of real estate	(135,909)	(106,554)
Loss on extinguishment of debt	11,514	30,648
Unrealized loss (gain) on fair value of financial instruments	336,375	(453,383)
Loss from unconsolidated entities	765,015	24,358
Distributions of earnings from unconsolidated entities	128,959	51,317
Other items	48,079	(29,425)
Change in assets and liabilities:
Decrease (increase) in other assets	13,226	(32,542)
Increase in due to affiliates	427	17,553
Decrease in other liabilities	(63,405)	(104,423)
Net cash provided by operating activities	572,454	498,488
Cash flows from investing activities:
Capital improvements to real estate	(213,781)	(246,193)
Proceeds from disposition of real estate	990,302	858,612
Investment in unconsolidated entities	(81,863)	(141,958)
Dispositions of and return of capital from unconsolidated entities	50,136	548,690
Purchase of investments in real estate debt	(91,705)	(38,511)
Proceeds from sale/repayment of investments in real estate debt	213,084	606,609
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	435,376	300,428
Other investing activities	(39,773)	25,347
Net cash provided by investing activities	1,261,776	1,913,024
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	2,885,859	6,575,662
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(2,687,930)	(4,922,968)
Borrowings under secured financings of investments in real estate debt	231,457	54,982
Repayments of secured financings of investments in real estate debt	(116,233)	(209,815)
Borrowings under unsecured revolving credit facilities and term loans	1,250,000	650,000
Repayments of unsecured revolving credit facilities and term loans	(1,200,000)	(650,000)
Payment of deferred financing costs	(51,789)	(92,024)
Repayments of senior obligations of consolidated securitization vehicles	(396,688)	(273,283)
Proceeds from issuance of common stock	379,928	292,152
Subscriptions received in advance	325,126	144,814
Offering costs paid	(45,573)	(52,926)
Distributions	(292,590)	(330,172)
Repurchase of common stock	(1,799,379)	(2,684,064)
Contributions from redeemable non-controlling interest	3,816	66
Distributions to and redemption of redeemable non-controlling interest	(245)	(1,045)
Redemption of affiliated service provider incentive compensation awards	(6,620)	(756)
Contributions from non-controlling interests	4,374	2,658
Distributions to and redemptions of non-controlling interests	(146,828)	(131,374)
Net cash used in financing activities	(1,663,315)	(1,628,093)
Net change in cash and cash equivalents and restricted cash	170,915	783,419
Cash, cash equivalents and restricted cash, beginning of period	2,776,894	2,695,020
Effects of foreign currency translation on cash, cash equivalents and restricted cash	1,620	(892)
Cash, cash equivalents and restricted cash, end of period	$2,949,429	$3,477,547
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,933,723	$2,668,894
Restricted cash	1,015,706	808,653
Total cash, cash equivalents and restricted cash	$2,949,429	$3,477,547

Non-cash investing and financing activities:
Issuance of Class I shares for settlement of joint venture promote liability	$—	$43,219
Issuance of BREIT OP units for settlement of joint venture promote liability	$—	$36,499
Accrued capital expenditures and acquisition related costs	$—	$16,136
Change in accrued stockholder servicing fee due to affiliate	$(38,346)	$(86,447)
Issuance of Class B units and Class I shares for payment of management fees	$169,014	$188,560
Allocation to redeemable non-controlling interest	$846	$876
Distribution reinvestment	$301,259	$314,729
Accrued repurchases	$724,786	$799,981
Receivable for proceeds from disposition of real estate	$4,236	$10,026
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$56,809	$416,705
Other assets	$174	$5,947
Mortgage loans, net	$(28,425)	$(174,070)
Other liabilities	$(2,366)	$(18,965)
Non-controlling interests attributable to third party joint ventures	$(14,197)	$(122,236)

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in its primary offering and up to $12.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in March 2022 (the “Current Offering”). The Company intends to sell any combination of its Class S, I, T and D shares of its common stock, with a dollar value up to the maximum aggregate amount of the Current Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn sell interests in themselves to other investors, including non-U.S. persons, as described in the Company’s prospectus. In addition, the Company may conduct one or more private offerings of Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn will sell interests in themselves to other investors, as described in the Company’s prospectus. All such private offerings are or will be, as applicable, exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares in the Current Offering and private offerings on a monthly basis.
As of March 31, 2025, the Company owned, in whole or in part, 4,568 properties and 62,428 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, and Office properties, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Financial results by segment are reported in Note 16 — Segment Reporting.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts in the Company’s prior period Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. The Company aggregated certain financial statement line items into Other Investing Activities in the Company’s Condensed Consolidated Statements of Cash Flows. Such reclassifications had no effect on previously reported totals or subtotals in the Condensed Consolidated Statements of Cash Flows.

Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities (“VIEs”) whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE, and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the non-controlling partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the non-controlling partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the non-controlling partner is also reported within non-controlling interests.
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which the Company has not elected the fair value option ("FVO") are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
As of March 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $43.8 billion and $32.1 billion, respectively, compared to $44.7 billion and $32.4 billion, respectively, as of December 31, 2024. Such amounts are included on the Condensed Consolidated Balance Sheets.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable.
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
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows and discounting them back to the present value using the weighted average cost of debt. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3. The Company discloses the weighted average cost of capital, which combines the discount rate on the fair value of real estate and the weighted average cost of debt on the fair value of the indebtedness, and the exit capitalization rate as key Level 3 inputs.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$3,936,607	$988,687	$4,925,294	$—	$3,973,217	$1,047,742	$5,020,959
Real estate loans held by consolidated securitization vehicles, at fair value	—	13,203,864	—	13,203,864	—	13,616,526	—	13,616,526
Investments in unconsolidated entities	—	—	3,896,500	3,896,500	—	—	3,861,077	3,861,077
Interest rate and foreign currency hedging derivatives(2)	—	1,549,590	—	1,549,590	—	2,002,173	—	2,002,173
Total	$—	$18,690,061	$4,885,187	$23,575,248	$—	$19,591,916	$4,908,819	$24,500,735

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$11,853,523	$—	$11,853,523	$—	$12,233,141	$—	$12,233,141
Interest rate and foreign currency hedging derivatives(3)	—	19,999	—	19,999	—	11,243	—	11,243
Total	$—	$11,873,522	$—	$11,873,522	$—	$12,244,384	$—	$12,244,384
(1)Excludes $269.7 million and $259.0 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of March 31, 2025 and December 31, 2024, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2024	$1,047,742	$3,861,077	$4,908,819
Purchases and contributions	1,967	590	2,557
Sales and repayments	(65,678)	—	(65,678)
Distributions received	—	(48,495)	(48,495)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	83,328	83,328
Unrealized gain	4,656	—	4,656
Balance as of March 31, 2025	$988,687	$3,896,500	$4,885,187

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$988,687	Yield method	Market yield	9.3%	Decrease
Investments in unconsolidated entities	$3,896,500	Discounted cash flow	Weighted average cost of capital	8.5%	Decrease
			Exit capitalization rate	5.4%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,047,742	Yield method	Market yield	9.5%	Decrease
Investments in unconsolidated entities	$3,861,077	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.3%	Decrease
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
During the three months ended March 31, 2025, the Company recognized an aggregate $146.8 million of impairment charges, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $380.7 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.0% to 10.9%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 9.3%.
Additionally, during the three months ended March 31, 2025, the Company recognized an aggregate $23.5 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $157.2 million as of March 31, 2025. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.7 billion and $0.9 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2024	For the Three Months Ended March 31, 2025			March 31, 2025
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	(Amortization)/Reversal of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$3,107	$(1,250)	$—	$(1,288)	$569	0.6 years
2023	6,070	—	—	(1,615)	4,455	1.2 years
2024	11,692	(2,798)	—	135	9,029	2.2 years
2025	—	—	29,091	(2,422)	26,669	3.0 years
Total	$20,869	$(4,048)	$29,091	$(5,190)	$40,722
Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” ("ASU 2024-03"). ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$71,647,624	$72,126,536
Land and land improvements	16,255,845	16,406,385
Furniture, fixtures and equipment	2,411,057	2,389,177
Right of use asset - operating leases(1)	1,052,029	1,050,921
Right of use asset - financing leases(1)	72,862	72,862
Total	91,439,417	92,045,881
Accumulated depreciation and amortization	(11,294,229)	(10,587,946)
Investments in real estate, net	$80,145,188	$81,457,935
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the three months ended March 31, 2025.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain (Loss)(1)
Rental Housing properties(2)	19	$831,926	$69,932	33	$519,974	$44,421
Industrial properties	8	132,289	61,222	14	325,881	63,541
Retail properties	2	28,931	4,755	1	26,539	(1,408)
Total	29	$993,146	$135,909	48	$872,394	$106,554
(1)For the three months ended March 31, 2025, net gain includes gains of $151.2 million and losses of $15.3 million. For the three months ended March 31, 2024, net gain (loss) includes gains of $112.7 million and losses of $6.1 million.
(2)The number of properties excludes single family rental homes sold.

Properties Held-for-Sale
As of March 31, 2025, 10 properties in the industrial segment, four properties in the rental housing segment, one property in the retail segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	March 31, 2025
Investments in real estate, net	$506,464
Other assets	6,629
Total assets	$513,093

Liabilities:
Mortgage loans, net	$190,693
Other liabilities	8,567
Total liabilities	$199,260
Impairment
During the three months ended March 31, 2025, the Company recognized an aggregate $170.3 million of impairment charges including (i) $146.8 million related to seven rental housing properties, two hospitality properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $23.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended March 31, 2024, the Company recognized an aggregate $65.7 million of impairment charges including (i) $36.5 million related to three rental housing properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $29.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2025
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	107	35.7%	$771,493
Rental Housing investments(2)	Rental Housing	9	5	12.2% - 69.5%	760,161
Hospitality investment	Hospitality	1	196	30.0%	216,430
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	242,580
Retail investments	Retail	2	8	50.0%	86,463
Net Lease investments(4)	Net Lease	1	27	25.0%	9,673
Total unconsolidated entities carried at historical cost		17	398		2,086,800
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	3,070,933
Office investment	Office	1	1	49.0%	460,627
Rental Housing investment(6)	Rental Housing	1	11	11.6%	364,940
Total unconsolidated entities carried at fair value		13	2,076		3,896,500
Total		30	2,474		$5,983,300
(1)Represents Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 10,171 single family rental homes.
(3)Consists of $242.6 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $9.7 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.3 billion from investments in four joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)The number of properties excludes 37,554 single family rental homes.

	December 31, 2024
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	106	35.7%	$1,625,457
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 66.9%	775,401
Hospitality investment	Hospitality	1	196	30.0%	276,218
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	237,825
Retail investments	Retail	2	8	50.0%	89,093
Net Lease investments(4)	Net Lease	1	—	25.0%	1,334
Total unconsolidated entities carried at historical cost		19	373		3,005,328
Unconsolidated entities at carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	2,987,036
Office investment	Office	1	1	49.0%	471,959
Rental Housing investment(6)	Rental Housing	1	11	11.6%	402,082
Total unconsolidated entities carried at fair value		13	2,076		3,861,077
Total		32	2,449		$6,866,405
(1)Represents Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 10,308 single family rental homes.
(3)Consists of $237.8 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes a joint venture newly formed by the Company and another Blackstone-advised investment vehicle. As of December 31, 2024, the joint venture has not made any investments. Book value represents the Company’s capital contribution less the compnay's share of start-up costs.
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

The following table details the Company’s loss from unconsolidated entities ($ in thousands):

		For the Three Months Ended March 31,
BREIT Loss from Unconsolidated Entities	Segment	2025	2024
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(827,470)	$24,382
Rental Housing investments	Rental Housing	(13,853)	(8,610)
Hospitality investment	Hospitality	(2,788)	(4,305)
Industrial investments	Industrial	(3,199)	(321)
Retail investments	Retail	(1,421)	(1,149)
Net Lease investments	Net Lease	(291)	—
Total unconsolidated entities carried at historical cost		(849,022)	9,997
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	89,940	(22,502)
Data Center investments(1)	Data Centers	—	(17,698)
Office investment	Office	2,241	5,845
Rental Housing investments	Rental Housing	(8,174)	—
Total unconsolidated entities carried at fair value		84,007	(34,355)
Total		$(765,015)	$(24,358)
(1)On March 27, 2024, the Company sold its remaining 8.8% interest in a digital towers joint venture for cash consideration of $531.4 million, resulting in a realized loss on sale of $17.4 million, which was primarily driven by transaction costs.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	3/7/2032	$3,935,323	$3,919,816	$3,705,462
RMBS	4.2%	2/3/2058	171,128	168,233	129,560
Corporate bonds	4.9%	5/26/2028	55,779	56,003	52,693
Total real estate securities	8.2%	12/29/2032	4,162,230	4,144,052	3,887,715
Commercial real estate loans	+4.6%	9/24/2027	976,751	968,526	969,615
Other investments(5)(6)	5.7%	9/21/2029	287,094	275,910	337,639
Total investments in real estate debt	8.1%	10/20/2031	$5,426,075	$5,388,488	$5,194,969

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	5/1/2032	$3,970,222	$3,956,637	$3,728,985
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	2/26/2033	4,216,203	4,200,192	3,922,404
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)(6)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.2%	11/14/2031	$5,541,956	$5,521,236	$5,279,928

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans represent a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $1.8 billion as of both March 31, 2025 and December 31, 2024..
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2025			December 31, 2024
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$2,026,395	$2,000,043	38%	$1,972,592	$1,940,709	37%
Rental Housing(2)	1,811,091	1,821,010	35%	1,873,616	1,850,255	35%
Net Lease	858,504	860,079	17%	858,605	860,465	16%
Hospitality	244,140	231,299	4%	332,623	322,052	6%
Office	366,661	204,419	4%	379,257	209,882	4%
Other	52,529	50,610	1%	52,257	49,900	1%
Diversified	29,168	27,509	1%	52,286	46,665	1%
Total	$5,388,488	$5,194,969	100%	$5,521,236	$5,279,928	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family rental homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2025			December 31, 2024
Credit Rating(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$35,301	$33,309	1%	$28,200	$27,735	1%
BBB	786,787	778,306	15%	807,228	799,005	15%
BB	779,350	748,346	14%	797,219	759,361	14%
B	571,863	534,642	10%	576,629	523,784	9%
CCC and below	155,892	46,116	1%	143,548	38,704	1%
Private commercial real estate loans	968,526	969,615	19%	1,044,460	1,032,821	20%
Not rated(2)	2,090,769	2,084,635	40%	2,123,952	2,098,518	40%
Total	$5,388,488	$5,194,969	100%	$5,521,236	$5,279,928	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements.
(2)As of March 31, 2025, not rated positions have a weighted-average loan-to-value (“LTV”) at origination of 55%, and are primarily composed of 57% industrial and 41% rental housing assets.
The following table details the Company’s income from investments in real estate debt ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$113,358	$178,838
Unrealized gain	41,311	94,392
Realized loss	(8,793)	(10,936)
Total	145,876	262,294
Net realized and unrealized (loss) gain on derivatives	(4,175)	4,120
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(5,471)	5,442
Other expense	(3,352)	(3,663)
Total income from investments in real estate debt	$132,878	$268,193

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
CMBS	$670,757	$746,773	$20,409	$61,710
Commercial real estate loans	367,578	416,942	6,834	14,777
Total	$1,038,335	$1,163,715	$27,243	$76,487
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
As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate debt also included $1.8 billion and $1.7 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three months ended March 31, 2025 and 2024, the Company recognized $37.6 million and $88.7 million of income, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	March 31, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$12,851,228	$13,203,864	5.9%	5/26/2026
Senior obligations of consolidated securitization vehicles	19	11,441,465	11,853,523	5.7%	6/5/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,409,763	$1,350,341	7.4%	3/10/2026

	December 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,286,605	$13,616,526	6.1%	5/8/2026
Senior obligations of consolidated securitization vehicles	19	11,838,154	12,233,141	5.9%	5/16/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,448,451	$1,383,385	7.6%	3/1/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	March 31, 2025			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	2/19/2030	N/A	$21,069,972	$21,645,080
Variable rate loans:
Variable rate mortgages and secured term loans	+2.3%	3/25/2028	N/A	32,845,166	32,006,218
Variable rate warehouse facilities(5)	+2.1%	7/16/2028	$2,785,986	1,907,905	1,929,037
Variable rate secured revolving credit facilities	+1.9%	4/4/2028	$3,575,831	3,575,831	3,490,870
Total variable rate loans	+2.3%	3/28/2028		38,328,902	37,426,125
Total loans secured by real estate	5.6%	11/22/2028		59,398,874	59,071,205
(Discount) premium on assumed debt, net				(93,728)	(96,048)
Deferred financing costs, net				(425,573)	(434,922)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$58,879,573	$58,540,235
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of March 31, 2025, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $18.7 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $251.3 million and $261.6 million of loans related to investments in affordable housing properties as of March 31, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of March 31, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$323,121
2026	12,656,608
2027	17,594,240
2028	5,822,453
2029	12,379,198
2030	3,635,436
Thereafter	6,987,818
Total	$59,398,874

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $11.5 million and $30.6 million for the three months ended March 31, 2025 and 2024, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.

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
As of March 31, 2025 and December 31, 2024, the Company’s secured financings of investments in real estate debt was $3.8 billion and $3.6 billion, respectively. As of March 31, 2025, the secured financings had a weighted average maturity date of April 22, 2026, and a weighted average interest rate of 1.5% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of both March 31, 2025 and December 31, 2024, the Company had interest rate swaps outstanding with a notional value of $0.4 billion, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. Weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of August 20, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both March 31, 2025 and December 31, 2024, the maximum capacity of the credit facilities was $6.1 billion. As of March 31, 2025 and December 31, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.5 billion and $1.4 billion, respectively.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of December 15, 2027 and an interest rate of SOFR +2.5%. As of both March 31, 2025 and December 31, 2024, the aggregate outstanding balance of the unsecured term loans was $1.1 billion.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Lender”). The Line of Credit expires on January 24, 2026, and may be extended for up to 12 months, subject to Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$544,367	$624,579
Performance participation allocation	45,963	—
Accrued management fee	55,814	56,401
Other	2,302	1,767
Total	$648,446	$682,747
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P., the dealer manager, a registered broker-dealer affiliated with the Adviser (the "Dealer Manager"), for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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

During the three months ended March 31, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $142.2 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, the Company’s total return exceeded the current period hurdle amount and the 2023 loss carryforward of $355.7 million, resulting in $105.0 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company's total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). Beginning January 1, 2025, interest on the 2024 Shortfall Obligation, net of $9.9 million of performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, began accruing at a 5% annual rate, compounded quarterly. During the three months ended March 31, 2025, the Company accrued interest income of $1.1 million related to such net 2024 Shortfall Obligation.

The net 2024 Shortfall Obligation and related $1.1 million of interest accrued was satisfied with the $142.2 million performance participation accrual for the three months ended March 31, 2025, resulting in a net performance participation allocation payable of $46.0 million as of March 31, 2025. In April 2025, the Company issued 3.3 million units of BREIT OP, to the Special Limited Partner as payment for the $46.0 million net performance participation allocation.
As of May 9, 2025, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $3.5 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three months ended March 31, 2025 and 2024, the Company incurred management fees of $168.4 million and $187.1 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company issued BREIT OP units of 12.3 million and 13.3 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $55.8 million and $56.4 million related to the management fees as of March 31, 2025 and December 31, 2024, respectively. During April 2025, the Adviser was issued 4.0 million units of BREIT OP as payment for the management fees accrued as of March 31, 2025. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three months ended March 31, 2025 and 2024.
Other
As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance due to the Adviser of $2.3 million and $1.8 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.
Affiliate Title Service Provider
Blackstone owns Lexington National Land Services (“LNLS”), a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Blackstone and their affiliates and related parties, and third parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for the Company, except (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium, or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related expense offset to the Company.
During the three months ended March 31, 2025, the Company paid LNLS $10.7 million for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed

Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended March 31, 2025 and 2024 , the Company received a net refund of $0.1 million and $0.3 million, respectively, of insurance premiums previously paid to a captive insurance company owned by us and other Blackstone-advised investment vehicles. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
Other Transactions
Accrued service provider expenses and incentive compensation awards
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the Net Gain on Dispositions of Real Estate. For further details on the Company’s relationships with these service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Beginning January 2025, we have engaged TAH Operations LLC (“Tricon”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s rental housing properties.

Beginning January 1, 2025, the Company engaged BX RE Portco LLC (“BX RE Portco”), a portfolio company owned by a Blackstone-advised fund, to provide the services that ShopCore Properties TRS Management LLC and EQ Management, LLC had previously provided to the Company’s retail and office properties. Those services include management services, corporate support services and transaction support services.
The following table details the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Link Logistics Real Estate LLC	$28,672	$27,532	$6,397	$5,982	$2,324	$452
LivCor, LLC	28,294	27,729	4,989	5,505	1,298	1,970
Tricon	11,758	—	—	—	—	—
Revantage(1)	9,306	3,595	2,443	2,275	—	—
BX RE Portco(2)	8,471	10,423	124	592	267	351
BRE Hotels and Resorts LLC	3,012	3,147	337	509	—	—
BPP MFNY Employer LLC	866	821	301	395	—	—
Longview Senior Housing, LLC	282	257	—	—	—	—
	$90,661	$73,504	$14,591	$15,258	$3,889	$2,773
(1)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.
(2)Includes Shopcore Properties TRS Management LLC and EQ Management, LLC for three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, $20.2 million and $33.7 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities. See Note 11 for further details.

The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2024	For the Three Months Ended March 31, 2025			March 31, 2025
Plan Year	Unrecognized Compensation Cost	Forfeiture of Unvested Awards	Value of Awards Issued	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$7,786	$—	$—	$(1,946)	$5,840	0.8 years
2023	14,673	—	—	(2,293)	12,380	1.5 years
2024	40,265	—	—	(5,030)	35,235	2.2 years
2025	—	—	63,871	(5,322)	58,549	3.0 years
	$62,724	$—	$63,871	$(14,591)	$112,004

For the three months ended March 31, 2025, certain portfolio companies owned by the Company earned revenue of $1.1 million from certain other Blackstone-advised investment vehicles in relation to corporate service fees and property management services. There were no such fees for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had a receivable of $52.9 million and $52.8 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	March 31, 2025	December 31, 2024
Interest rate and foreign currency hedging derivatives	$1,549,590	$2,002,173
Straight-line rent receivable	843,052	808,936
Intangible assets, net	779,815	826,900
Receivables, net	634,076	641,551
Held-for-sale assets	513,093	753,533
Single family rental homes risk retention securities	300,718	300,718
Securities held in trust	216,152	179,498
Prepaid expenses	165,556	175,167
Deferred leasing costs, net	147,910	148,889
Deferred financing costs, net	109,106	114,560
Due from affiliate(1)	—	95,024
Other	195,400	193,604
Total	$5,454,468	$6,240,553
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of Other Liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Stock repurchases payable	$724,786	$462,894
Right of use lease liability - operating leases	606,991	605,923
Accounts payable and accrued expenses	403,915	372,281
Accrued interest expense	339,361	338,509
Subscriptions received in advance	325,126	143,030
Real estate taxes payable	255,370	284,392
Financing of affordable housing development	216,002	177,902
Tenant security deposits	202,867	205,853
Liabilities related to held-for-sale assets	199,260	380,179
Distribution payable	198,900	202,801
Intangible liabilities, net	165,738	178,510
Prepaid rental income	153,266	179,464
Right of use lease liability - financing leases	79,797	79,493
Accrued service provider expenses(1)	20,181	33,685
Interest rate and foreign currency hedging derivatives	19,999	11,243
Other	140,382	131,546
Total	$4,051,941	$3,787,705
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,169,281	$(767,339)	$401,942
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	53,895	(35,589)	18,306
Other intangibles	419,446	(153,961)	265,485
Total intangible assets	$1,736,704	$(956,889)	$779,815

Intangible liabilities
Below-market lease intangibles	374,638	(208,900)	165,738
Total intangible liabilities	$374,638	$(208,900)	$165,738

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,187,182	(754,448)	$432,734
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	54,965	(35,086)	19,879
Other intangibles	415,767	(135,562)	280,205
Total intangible assets	$1,751,996	$(925,096)	$826,900

Intangible liabilities
Below-market lease intangibles	386,679	(208,169)	178,510
Total intangible liabilities	$386,679	$(208,169)	$178,510
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$79,879	$3,868	$22,140	$(30,389)
2026	87,035	4,189	28,190	(33,924)
2027	64,420	2,955	26,340	(23,840)
2028	50,545	2,214	24,888	(18,583)
2029	37,842	1,721	22,817	(14,373)
2030	26,149	1,274	20,675	(10,694)
Thereafter	56,072	2,085	120,435	(33,935)
Total	$401,942	$18,306	$265,485	$(165,738)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of Accounting Standards Codification Topic 815 - “Derivatives and Hedging.” Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate swaps and caps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates. The Company has the right of offset for certain derivatives, and presents them net on its condensed consolidated financial statements.

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	March 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,506	2.6%	SOFR	3.4
Derivatives not designated as hedging instruments
Interest rate caps – property debt	152	18,706,922	6.5%	SOFR	0.8
Interest rate swaps – property debt	54	26,044,132	1.4%	SOFR, EURIBOR	2.7
Interest rate swaps – secured financings of investments in real estate debt	10	419,915	4.1%	SOFR	5.2
Total		$45,170,969
	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,906	2.6%	SOFR	3.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	17,189,532	6.6%	SOFR	0.9
Interest rate swaps – property debt	53	26,004,711	1.4%	SOFR, EURIBOR	3.0
Interest rate swaps – secured financings of investments in real estate debt	10	433,915	4.1%	SOFR	5.4
Total		$43,628,158

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2025		December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	7	€48,506	8	€147,630
Buy USD / Sell GBP Forward	5	£36,501	6	£36,711
Buy EUR / Sell USD Forward	1	€738	—	€—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset(1) Position		Fair Value of Derivatives in a Liability(2) Position
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$203,090	$295,596	$367	$—
Total derivatives designated as hedging instruments	203,090	295,596	367	—
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	1,336,649	1,686,623	2,666	1,406
Interest rate caps - property debt(3)	8,415	15,873	2,953	5,426
Interest rate swaps – secured financings of investments in real estate debt	323	488	10,722	4,411
Foreign currency forward contracts	1,113	3,593	3,291	—
Total derivatives not designated as hedging instruments	1,346,500	1,706,577	19,632	11,243
Total interest rate and foreign currency hedging derivatives	$1,549,590	$2,002,173	$19,999	$11,243
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $96.3 million and $117.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended March 31,
			2025	2024
Included in Net Loss
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(347,607)	$310,211
Interest rate caps – property debt	Realized (loss) gain	(1)	(18)	511
Interest rate caps – property debt	Unrealized loss	(1)	(8,443)	(10,878)
Interest rate swaps – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(6,594)	15,355
Foreign currency forward contract	Realized gain (loss)	(2)	1,589	(2)
Foreign currency forward contract	Unrealized (loss) gain	(2)	(5,764)	4,122
Total			$(366,837)	$319,319
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(95,455)	101,353
Total			$(462,292)	$420,672

(1)Included in (Loss) Income from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three months ended March 31, 2025 and 2024, net gain of $30.3 million and $45.6 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of March 31, 2025, the Company was in a net liability position and posted collateral of $10.3 million with one of its counterparties as required under the derivative contracts. As of December 31, 2024, the Company was in a net liability position and posted collateral of $7.8 million with one of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2025, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2024	1,339,547	2,165,077	43,941	138,946	2,848	3,690,359
Common stock issued (converted)(2)	2,983	42,018	(1,955)	774	99	43,919
Distribution reinvestment	7,203	11,193	286	794	—	19,476
Common stock repurchased	(50,315)	(97,020)	(1,596)	(5,685)	(25)	(154,641)
March 31, 2025	1,299,418	2,121,268	40,676	134,829	2,922	3,599,113
(1)As of March 31, 2025, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class T and Class D to Class I during the three months ended March 31, 2025.

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
For the three months ended March 31, 2025, the Company repurchased 154.6 million shares of common stock and 0.6 million units of BREIT OP for a total of $2.1 billion, satisfying all repurchase requests for the three months ended March 31, 2025.

Distributions

The Company considers a variety of factors when determining its distributions, including cash flows from operations, Funds Available for Distribution, NAV, and total return, and in any case, generally intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986. Taxable income does not equal net income as calculated in accordance with GAAP.
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
The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2025
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1643	$0.1643	$0.1643	$0.1643
Stockholder servicing fee per share of common stock	(0.0290)	—	(0.0285)	(0.0084)
Net distributions declared per share of common stock	$0.1353	$0.1643	$0.1358	$0.1559
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
The following table details the Redeemable Non-controlling Interest activity related to the Special Limited Partner for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$15,688	$351
GAAP income allocation	(524)	—
Distributions	(1)	—
Fair value allocation	820	6
Ending balance	$15,983	$357
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a Redeemable Non-controlling Interest in such joint ventures. As of March 31, 2025 and December 31, 2024, $161.1 million and $158.0 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interests of $0.8 million and $0.9 million, during the three months ended March 31, 2025 and 2024, respectively, to reflect their redemption value.

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
Leases at the Company’s industrial, net lease, data centers, retail, and office properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the consumer price index. Leases at the Company’s rental housing and self storage properties are short term, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease payments	$1,688,180	$1,814,604
Variable lease payments	144,209	148,461
Rental revenue	$1,832,389	$1,963,065
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of March 31, 2025 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025 (remaining)	$1,320,441
2026	1,685,818
2027	1,498,317
2028	1,296,381
2029	1,104,577
2030	915,965
Thereafter	14,140,717
Total	$21,962,216

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2025, the Company had 89 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of March 31, 2025 ($ in thousands):

	Operating Leases	Financing Leases
2025 (remaining)	$27,990	$3,303
2026	36,101	4,507
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
Thereafter	2,034,889	549,465
Total undiscounted future lease payments	2,246,071	576,600
Difference between undiscounted cash flows and discounted cash flows	(1,639,080)	(496,803)
Total lease liability	$606,991	$79,797
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases were 59 years and 76 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):`

	Three Months Ended March 31,
	2025	2024
Fixed ground rent expense	$3,634	$3,948
Variable ground rent expense	9,005	8,235
Total cash portion of ground rent expense	12,639	12,183
Straight-line ground rent expense	4,870	5,334
Total operating lease costs	$17,509	$17,517
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Interest on lease liabilities	$1,087	$1,091
Amortization of right-of-use assets	304	299
Total financing lease costs	$1,391	$1,390

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that GAAP Segment Income (Loss) is the key performance metric that is most consistent with the amounts included in its condensed consolidated financial statements and captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources.
The following table details the total assets by segment ($ in thousands):

	March 31, 2025	December 31, 2024
Rental Housing	$57,347,994	$58,567,894
Industrial	17,617,765	17,771,159
Net Lease	8,018,753	8,029,195
Office	2,761,156	2,759,646
Hospitality	2,618,679	2,696,612
Retail	2,055,233	2,119,705
Data Centers	1,585,297	2,442,748
Self Storage	710,981	714,617
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	18,303,726	18,801,660
Other (Corporate)	1,911,634	2,335,005
Total assets	$112,931,218	$116,238,241

The following table details the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,221,705	$334,857	$150,384	$42,557	$—	$51,760	$13,743	$17,383	$—	$1,832,389
Hospitality revenue	—	—	—	—	134,116	—	—	—	—	134,116
Other revenue	78,153	5,851	—	1,977	67	1,224	—	1,395	—	88,667
Total revenues	1,299,858	340,708	150,384	44,534	134,183	52,984	13,743	18,778	—	2,055,172
Expenses:
Rental property operating	691,293	120,435	688	15,163	—	20,341	3,084	7,946	—	858,950
Hospitality operating	—	—	—	—	94,139	—	—	—	—	94,139
Total expenses	691,293	120,435	688	15,163	94,139	20,341	3,084	7,946	—	953,089
(Loss) Income from unconsolidated entities	(22,027)	86,741	(291)	2,241	(2,788)	(1,421)	(827,470)	—	—	(765,015)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	132,878	132,878
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	32,185	32,185
GAAP segment income (loss)	$586,538	$307,014	$149,405	$31,612	$37,256	$31,222	$(816,811)	$10,832	$165,063	$502,131

Depreciation and amortization	$(533,959)	$(166,126)	$(49,555)	$(21,245)	$(22,964)	$(21,040)	$(5,546)	$(6,664)	$—	$(827,099)

General and administrative										(16,114)
Management fee										(168,425)
Performance participation allocation										(142,175)
Impairment of investments in real estate										(170,258)
Loss from interest rate derivatives										(362,662)
Net gain on dispositions of real estate										135,909
Interest expense, net										(765,796)
Loss on extinguishment of debt										(11,514)
Other expense										(13,781)
Net loss										$(1,839,784)
Net loss attributable to non-controlling interests in third party joint ventures										$20,128
Net loss attributable to non-controlling interests in BREIT OP										123,019
Net loss attributable to BREIT stockholders										$(1,696,637)

The following table details the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,314,157	$367,058	$150,384	$43,110	$—	$57,591	$13,080	$17,685	$—	$1,963,065
Hospitality revenue	—	—	—	—	133,177	—	—	—	—	133,177
Other revenue	83,429	3,830	—	2,439	—	1,497	—	1,477	—	92,672
Total revenues	1,397,586	370,888	150,384	45,549	133,177	59,088	13,080	19,162	—	2,188,914
Expenses:
Rental property operating	740,945	122,493	667	14,562	—	24,069	2,409	8,311	—	913,456
Hospitality operating	—	—	—	—	91,915	—	—	—	—	91,915
Total expenses	740,945	122,493	667	14,562	91,915	24,069	2,409	8,311	—	1,005,371
(Loss) income from unconsolidated entities	(8,611)	(22,823)	—	5,845	(4,305)	(1,148)	6,684	—	—	(24,358)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	268,193	268,193
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	75,413	75,413
Income from investments in equity securities(1)	56,972	—	—	—	—	—	—	—	—	56,972
GAAP segment income	$705,002	$225,572	$149,717	$36,832	$36,957	$33,871	$17,355	$10,851	$343,606	$1,559,763

Depreciation and amortization	$(586,190)	$(188,018)	$(51,878)	$(24,688)	$(22,676)	$(27,609)	$(5,541)	$(6,608)	$—	$(913,208)

General and administrative										(16,350)
Management fee										(187,121)
Impairment of investments in real estate										(65,714)
Income from interest rate derivatives										315,199
Performance participation allocation										(104,966)
Net gain on dispositions of real estate										106,554
Interest expense, net										(831,715)
Loss on extinguishment of debt										(30,648)
Other expense(1)										(1,864)
Net loss										$(170,070)
Net loss attributable to non-controlling interests in third party joint ventures										$31,673
Net loss attributable to non-controlling interests in BREIT OP										5,384
Net loss attributable to BREIT stockholders										$(133,013)
(1) Included within Other Income (Expense) on the Condensed Consolidated Statements of Operations is $55.0 million of net unrealized/ realized gain related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of March 31, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements about identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Website Disclosure
We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Net Lease, Data Centers, Hospitality, Self Storage, Retail, Office, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Unconsolidated interests are included in the respective property segment.
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
As of May 9, 2025, we had received cumulative net proceeds of $77.5 billion from the sale of 6.0 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of May 9, 2025, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments

Recently announced tariffs in the U.S. have contributed to significant and ongoing uncertainty and volatility of debt and equity markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies and could impact the ongoing recovery in the commercial real estate market, which could adversely affect us, our investors, their tenants and the value of the real estate assets related to our investments.

At the same time, the announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, including in certain sectors in which our portfolio is concentrated, such as multifamily and industrial. This should be supportive of real estate values over time, subject to inflation continuing to subside and absent recessionary condition.

Q1 2025 Highlights
Operating Results:
•Declared monthly net distributions totaling $598.6 million for the three months ended March 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.9%	4.8%	4.0%	4.7%
Year-to-Date Total Return, without upfront selling commissions(2)	1.7%	1.9%	1.7%	1.8%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.8)%	n/a	(1.8)%	0.3%
Inception-to-Date Total Return, without upfront selling commissions(2)	8.5%	9.4%	8.6%	9.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	8.0%	n/a	8.1%	9.0%
Capital and Financing Activity:
•Raised $0.8 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended March 31, 2025. Repurchased $2.1 billion of our shares and units from investors during the three months ended March 31, 2025.
•Increased financings by a net $0.5 billion during the three months ended March 31, 2025.
Current Portfolio:
•Our portfolio as of March 31, 2025 consisted of investments in real estate (95% based on fair value) and investments in real estate debt (5%).
•Our 4,568 properties(3) as of March 31, 2025 consisted primarily of Rental Housing (47% based on fair value), Industrial (24%) and Data Centers (15%), and our real estate portfolio was primarily concentrated in the following regions: South (37%), West (29%) and East (20%).
•Our investments in real estate debt as of March 31, 2025 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

(1)The annualized distribution rate is calculated by averaging each of the three months’ annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. We believe the annualized distribution rate is a useful measure of our overall investment performance.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year is annualized. We believe total return is a useful measure of our overall investment performance.
(3)Excludes 62,428 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of March 31, 2025:

Investment Allocation[1]

Real Estate Debt
5%
Real Estate
95%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2025:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2025:
The select states highlighted represent BREIT’s top three states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third party interests in such real estate investments. Sunbelt refers to ~70% concentration in the South and West regions of the U.S. as defined by NCREIF. BREIT is invested in additional states that are not highlighted above.
As of March 31, 2025, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,568 properties and 62,428 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Self Storage, Hospitality, Retail, and Office properties.

The following table provides a summary of our portfolio by segment as of March 31, 2025:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Segment Revenue(7) For the Three Months Ended March 31,
Segment	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2025 ($ in thousands)	2024 ($ in thousands)
Rental Housing(8)	953	274,859 units	93%	$22,596	$56,348,848	$1,349,443	$1,433,751
Industrial	3,064	414,528 sq. ft.	92%	$6.52	28,739,987	435,942	456,842
Data Centers	121	12,763 sq. ft.	100%	$15.21	18,269,925	160,029	124,218
Net Lease	29	15,561 sq. ft.	100%	N/A	5,752,637	150,454	150,384
Office	14	5,171 sq. ft.	98%	$42.61	3,233,513	69,832	70,245
Hospitality	245	33,547 keys	73%	$193.42/$140.51	2,916,088	160,380	159,990
Retail	63	8,746 sq. ft.	96%	$21.48	2,613,853	57,357	63,970
Self Storage	79	5,044 sq. ft.	84%	$14.16	840,143	18,778	19,162
Total	4,568		94%		$118,714,994	$2,402,215	$2,478,562
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data centers investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of March 31, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended March 31, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended March 31, 2025 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized March 31, 2025 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended March 31, 2025. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Measured as the total fair value of real estate investments for each sector, excluding the value of any third party interests in such real estate investments.
(7)Segment revenue is determined in accordance with GAAP for the three months ended March 31, 2025 and includes our allocable share of revenues generated by unconsolidated entities.
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Real Estate
The following table provides information regarding our real estate portfolio as of March 31, 2025:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	Apr. 2017	100%	959 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	93%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	93%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	95%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	93%
Gilbert Multifamily	2	Gilbert, AZ	Sept. 2017	90%	748 units	95%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	3	Various	Various	100%	576 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	94%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	87%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Coyote Multifamily Portfolio	6	Phoenix, AZ	Aug. 2018	100%	1,754 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	93%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	96%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	94%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	92%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	96%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	95%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	94%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	94%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Perimeter Multifamily 3-Pack	3	Atlanta, GA	June 2019	100%	691 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	93%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	90%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	94%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	94%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	94%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	92%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	92%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	96%
Cortland Lex Multifamily	1	Alpharetta, GA	Oct. 2020	100%	360 units	93%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	6	Various	Nov. & Dec. 2020	100%	2,375 units	94%
Kansas City Multifamily Portfolio	1	Overland Park, KS	Dec. 2020	100%	380 units	96%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	93%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	95%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	93%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	2	Charlotte, NC	June & Aug. 2021	100%	576 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	92%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	91%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	94%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	95%
Roman 2.0 Multifamily Portfolio	18	Various	Dec. 2021 & Jan. 2022	100%	5,876 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	91%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	94%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	95%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	93%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	92%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	94%
Rapids Multifamily Portfolio	35	Various	May 2022	100%	10,431 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	94%
Pike Multifamily Portfolio(6)	41	Various	June 2022	100%	11,349 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	96%
Tricon - Multifamily(7)	11	Various	May 2024	Various(7)	1,795 units	(5)
Highroads MH	2	Phoenix, AZ	Apr. 2018	99.6%	198 units	98%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	10	Various	June 2018	99.6%	2,250 units	92%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	Apr. 2019	99.6%	770 units	94%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	799 units	92%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	97%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	89%
Legacy MH Portfolio	7	Various	Apr. 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	79%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	100%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,858 units	92%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	267 units	91%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	89%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	92%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	98%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	95%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	92%
Robin Student Housing Portfolio	7	Various	Mar. 2022	98%	1,493 units	85%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	149 units	90%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	92%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	140	Various	Aug. 2022	69%	33,545 units	93%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	24,874 units	94%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	37,554 units	(5)
Quebec Independent Living Portfolio	5	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,449 units	94%
Ace Affordable Housing Portfolio(10)	399	Various	Dec. 2021	Various(10)	55,571 units	93%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	97%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	98%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	93%
Total Rental Housing	953				274,859 units

Industrial:
HS Industrial Portfolio	30	Various	Apr. 2017	100%	4,903 sq. ft.	96%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	110	Various	Mar. 2018	100%	16,897 sq. ft.	92%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	56	Various	Nov. 2018	100%	7,776 sq. ft.	92%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	91%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	96%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	18	Various	Sept. 2019	100%	4,098 sq. ft.	94%
Jupiter 12 Industrial Portfolio	276	Various	Sept. 2019	100%	52,294 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	87%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,940 sq. ft.	88%
Pancal Industrial Portfolio	12	Various	Feb. & Apr. 2020	100%	2,109 sq. ft.	95%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	12	Various	Dec. 2020	100%	1,978 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	3,147 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	80%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	112	Various	Oct. 2021	Various(12)	29,093 sq. ft.	92%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	93	Various	Nov. 2021	99%	13,913 sq. ft.	87%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	325	Various	Nov. 2021	12%	69,848 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,545 sq. ft.	(5)
Maplewood Industrial	13	Various	Dec. 2021	100%	2,969 sq. ft.	74%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	97%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,282 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	88%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,598	Various Europe	Various	15%	141,728 sq. ft.	(5)
Total Industrial	3,064				414,528 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	107	Various	Aug. 2021	35.4%	10,066 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	121				12,763 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease	27	Various	Nov. 2019	25%	152 sq. ft.	(5)
Total Net Lease	29				15,561 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	88%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,081 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Westmount, QC & Montreal, QC	Mar. 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	San Antonio, TX	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,171 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	67%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	73%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	83%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	67%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	84%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	78%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	83%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	69%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	73%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	73%
Raven Select Service Portfolio	14	Various	June 2019	100%	1,649 keys	72%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	72%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	67%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	68%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	80%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	69%
Sleep Extended Stay Hotel Portfolio(11)	196	Various	July 2022	30%	24,935 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	75%
Total Hospitality	245				33,547 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	96%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	97%
Pike Retail Portfolio(6)(13)	32	Various	June 2022	Various(13)	3,491 sq. ft.	95%
Tricon-Retail(11)	1	Ontario, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	63				8,746 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,250 sq. ft.	85%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	86%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,089 sq. ft.	84%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	86%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	81%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	81%
Flamingo Self Storage Portfolio	6	Various	Various	98%	376 sq. ft.	82%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,747 sq. ft.	84%
Total Self Storage	79				5,044 sq. ft.

Total Investments in Real Estate	4,568

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
(5)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of March 31, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended March 31, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities (“PAC”).
(7)Includes various ownership interests in 11 unconsolidated multifamily properties.
(8)Includes a 100% interest in 14,703 consolidated single family rental homes, a 44% interest in 8,522 unconsolidated single family rental homes, and a 12% interest in 1,649 unconsolidated single family rental homes.
(9)Includes various ownership interests in 37,554 unconsolidated single family rental homes.
(10)Includes various ownership interests in 394 consolidated affordable housing properties and five unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 92 consolidated industrial properties and 20 unconsolidated industrial properties.
(13)Includes 31 wholly owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of March 31, 2025 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	427	$86,144	5%	24,060	13%
2026	648	193,541	11%	29,859	16%
2027	754	228,159	13%	30,882	17%
2028	637	208,944	12%	28,764	15%
2029	501	198,991	11%	23,517	13%
2030	331	165,315	9%	19,597	10%
2031	120	41,726	2%	4,737	3%
2032	80	49,470	3%	4,522	2%
2033	73	34,760	2%	2,440	1%
2034	64	25,013	1%	3,196	2%
Thereafter	132	556,415	31%	15,134	8%
Total	3,767	$1,788,478	100%	186,708	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2025 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, based on fair value as of March 31, 2025:

Collateral Type[1]

Hospitality
4%
Other
1%
Office
5%
Net Lease
13%
Industrial
36%
Rental Housing
41%

Credit Rating[1]

A
1%
BBB
12%
BB
12%
B
11%
CCC and Below
1%
Private CRE Loans
15%
Not Rated[2]
48%

(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)Not rated positions have a weighted-average LTV at origination of 56% and are primarily composed of 49% industrial and 49% rental housing assets.

The following table details our investments in real estate debt as of March 31, 2025 ($ in thousands):

	March 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	5/5/2033	$5,345,086	$5,294,187	$5,055,804
RMBS	4.2%	2/3/2058	171,128	168,233	129,560
Corporate bonds	4.9%	5/26/2028	55,779	56,003	52,693
Total real estate securities	8.3%	11/27/2033	5,571,993	5,518,423	5,238,057
Commercial real estate loans	+4.6%	9/24/2027	976,751	968,526	969,615
Other investments(5)(6)	5.7%	9/21/2029	287,094	275,910	337,638
Total investments in real estate debt	8.2%	10/10/2032	$6,835,838	$6,762,859	$6,545,310
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of March 31, 2025 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of March 31, 2025, we have interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $3.9 billion as of March 31, 2025. In addition, CMBS includes zero-coupon securities of $0.2 billion as of March 31, 2025.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation (“FDIC”).

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2025	2024	$
Revenues
Rental revenue	$1,832,389	$1,963,065	$(130,676)
Hospitality revenue	134,116	133,177	939
Other revenue	88,667	92,672	(4,005)
Total revenues	2,055,172	2,188,914	(133,742)
Expenses
Rental property operating	858,950	913,456	(54,506)
Hospitality operating	94,139	91,915	2,224
General and administrative	16,114	16,350	(236)
Management fee	168,425	187,121	(18,696)
Performance participation allocation	142,175	104,966	37,209
Impairment of investments in real estate	170,258	65,714	104,544
Depreciation and amortization	827,099	913,208	(86,109)
Total expenses	2,277,160	2,292,730	(15,570)
Other income (expense)
Loss from unconsolidated entities	(765,015)	(24,358)	(740,657)
Income from investments in real estate debt	132,878	268,193	(135,315)
Change in net assets of consolidated securitization vehicles	32,185	75,413	(43,228)
(Loss) income from interest rate derivatives	(362,662)	315,199	(677,861)
Net gain on dispositions of real estate	135,909	106,554	29,355
Interest expense, net	(765,796)	(831,715)	65,919
Loss on extinguishment of debt	(11,514)	(30,648)	19,134
Other (expense) income	(13,781)	55,108	(68,889)
Total other income (expense)	(1,617,796)	(66,254)	(1,551,542)
Net loss	$(1,839,784)	$(170,070)	$(1,669,714)
Net loss attributable to non-controlling interests in third party joint ventures	$20,128	$31,673	$(11,545)
Net loss attributable to non-controlling interests in BREIT OP	123,019	5,384	117,635
Net loss attributable to BREIT stockholders	$(1,696,637)	$(133,013)	$(1,563,624)
Net loss per share of common stock — basic and diluted	$(0.47)	$(0.03)	$(0.44)
Rental Revenue
During the three months ended March 31, 2025, rental revenue decreased $130.7 million as compared to the three months ended March 31, 2024. The decrease can primarily be attributed to a $179.9 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2024 to March 31, 2025, partially offset by a $49.2 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended March 31, 2025, hospitality revenue increased $0.9 million as compared to the three months ended March 31, 2024. The increase can primarily be attributed to a $4.5 million increase in Same Property revenues, partially offset by a $3.6 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2024 to March 31, 2025. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the three months ended March 31, 2025, other revenue decreased $4.0 million as compared to the three months ended March 31, 2024. The decrease can primarily be attributed to a $12.2 million decrease in Non-Same Property revenues due to the real estate dispositions from January 1, 2024 to March 31, 2025, partially offset by an $8.2 million increase in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the three months ended March 31, 2025, rental property operating expenses decreased $54.5 million as compared to the three months ended March 31, 2024. The decrease can primarily be attributed to a $76.4 million decrease in Non-Same Property operating expenses due to the real estate dispositions from January 1, 2024 to March 31, 2025, partially offset by a $21.9 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended March 31, 2025, hospitality operating expenses increased $2.2 million as compared to the three months ended March 31, 2024. The increase can primarily be attributed to increased insurance, real estate taxes, food and beverage expense, and other operating expenses at our hotels.
General and Administrative Expenses
During the three months ended March 31, 2025, general and administrative expenses decreased $0.2 million compared to the three months ended March 31, 2024. The decrease was due to a decrease in various corporate level expenses during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Management Fee
During the three months ended March 31, 2025, the management fee decreased $18.7 million compared to the three months ended March 31, 2024. The decrease was due to a lower average NAV during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Performance Participation Allocation
During the three months ended March 31, 2025, the performance participation allocation expense increased $37.2 million compared to the three months ended March 31, 2024. The increase was primarily the result of a higher total return for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Impairment of Investments in Real Estate

During the three months ended March 31, 2025, impairments of investments in real estate increased $104.5 million compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, we recognized an aggregate $170.3 million of impairment charges including (i) $146.8 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily shorter hold period, and (ii) $23.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the three months ended March 31, 2024, we recognized an aggregate $65.7 million of impairment charges including (i) $36.5 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $29.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the three months ended March 31, 2025, depreciation and amortization decreased $86.1 million compared to the three months ended March 31, 2024. The decrease was primarily driven by the impact of disposition activity from January 1, 2024 through March 31, 2025.
Loss from Unconsolidated Entities
During the three months ended March 31, 2025, we had a net loss from unconsolidated entities of $765.0 million, driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs. During the three months ended March 31, 2024, we had a net loss from unconsolidated entities of $24.4 million related to the change in the fair value of unconsolidated entities carried at fair value.

Income from Investments in Real Estate Debt
During the three months ended March 31, 2025, income from investments in real estate debt decreased $135.3 million compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease of $65.5 million in interest income as a result of sales and repayments and decreases in net unrealized/realized gains on our investments in real estate debt and related derivatives of $73.9 million.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended March 31, 2025, the change in net assets of consolidated securitization vehicles decreased $43.2 million compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease of $35.5 million in net unrealized/realized gains and decreases in interest income of $7.7 million.
(Loss) Income from Interest Rate Derivatives
During the three months ended March 31, 2025, income from interest rate derivatives decreased $677.9 million compared to the three months ended March 31, 2024. The decrease was primarily attributable to an decrease in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended March 31, 2025, net gain on dispositions of real estate increased $29.4 million compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, we recorded $135.9 million of net gains from the disposition of 19 rental housing properties, eight industrial properties, and two retail properties. During the three months ended March 31, 2024, we recorded $106.6 million of net gains from the disposition of 33 rental housing properties, 14 industrial properties, one retail property.
Interest Expense, Net
During the three months ended March 31, 2025, net interest expense decreased $65.9 million compared to the three months ended March 31, 2024. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from January 1, 2024 to March 31, 2025 .
Loss on Extinguishment of Debt
During the three months ended March 31, 2025, loss on extinguishment of debt decreased $19.1 million compared to the three months ended March 31, 2024. The decrease was primarily due to the impact of refinancing and disposition activity during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Other (Expense) Income
During the three months ended March 31, 2025, other (expense) income decreased $68.9 million compared to the three months ended March 31, 2024. The decrease was primarily due to net unrealized/realized gains on our investment in equity securities of $55.0 million for the three months ended March 31, 2024, with no such unrealized/realized gains for the three months ended March 31, 2025.

Same Property NOI
Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) lease termination fees, (vii) property expenses not core to the operations of such properties, (viii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income (loss) from interest rate derivatives, (h) net gain on dispositions of real estate, (i) interest expense, net, (j) loss on extinguishment of debt, (k) other income (expense), and (l) buyout costs and (ix) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.
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

For the three months ended March 31, 2025 and 2024, our Same Property portfolio consisted of 921 rental housing, 2,988 industrial, two net lease, 41 data centers, 245 hotel, 79 self storage, 61 retail, and 13 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Net loss	$(1,839,784)	$(170,070)	$(1,669,714)
Adjustments to reconcile to Same Property NOI
General and administrative	16,114	16,350	(236)
Management fee	168,425	187,121	(18,696)
Performance participation allocation	142,175	104,966	37,209
Impairment of investments in real estate	170,258	65,714	104,544
Depreciation and amortization	827,099	913,208	(86,109)
Loss from unconsolidated entities	765,015	24,358	740,657
Income from investments in real estate debt	(132,878)	(268,193)	135,315
Change in net assets of consolidated securitization vehicles	(32,185)	(75,413)	43,228
Loss (income) from interest rate derivatives	362,662	(315,199)	677,861
Net gain on dispositions of real estate	(135,909)	(106,554)	(29,355)
Interest expense, net	765,796	831,715	(65,919)
Loss on extinguishment of debt	11,514	30,648	(19,134)
Other expense	13,781	(55,108)	68,889
Non-core property expenses	168,966	158,917	10,049
Incentive compensation awards(1)	17,337	19,130	(1,793)
Lease termination fees	(2,614)	(1,295)	(1,319)
Amortization of above and below-market lease intangibles	(10,123)	(12,889)	2,766
Straight-line rental income and expense	(34,924)	(39,861)	4,937
NOI from unconsolidated entities	242,869	193,979	48,890
NOI attributable to non-controlling interests in consolidated joint ventures	(127,578)	(127,222)	(356)
NOI attributable to BREIT stockholders	1,356,016	1,374,302	(18,286)
Less: Non-Same Property NOI attributable to BREIT stockholders	79,136	143,742	(64,606)
Same Property NOI attributable to BREIT stockholders	$1,276,880	$1,230,560	$46,320
(1) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues
Rental revenue	$1,747,341	$1,698,157	$49,184	3%
Hospitality revenue	134,026	129,482	4,544	4%
Other revenue	62,366	54,132	8,234	15%
Total revenues	1,943,733	1,881,771	61,962	3%

Expenses
Rental property operating	641,072	619,132	21,940	4%
Hospitality operating	88,100	86,758	1,342	2%
Total expenses	729,172	705,890	23,282	3%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(124,622)	(121,069)	(3,553)	3%
Consolidated Same Property NOI attributable to BREIT stockholders	1,089,939	1,054,812	35,127	3%
Same Property NOI from unconsolidated entities	186,941	175,748	11,193	6%
Same Property NOI attributable to BREIT stockholders	$1,276,880	$1,230,560	$46,320	4%

Same Property – Rental Revenue
Same Property rental revenue increased $49.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to a $39.9 million increase in base rental revenue, a $6.7 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.6 million decrease in our bad debt reserves. Our bad debt reserves represent the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Three Months Ended March 31,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$1,153,441	$1,126,036	$27,405	(1)%	+3%
Industrial	237,903	228,349	9,554	(4)%	+8%
Net Lease	119,645	117,299	2,346	—%	+2%
Retail	36,224	35,454	770	+1%	+1%
Office	30,469	30,763	(294)	—%	(1)%
Self Storage	16,692	16,953	(261)	(2)%	+1%
Data Centers	10,245	9,881	364	—%	+4%
Total base rental revenue	$1,604,619	$1,564,735	$39,884

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $4.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in hospitality revenue was primarily due to increases in occupancy and average daily rate and an increase in food and beverage revenue at our hotels during the three months ended March 31, 2025.
Same Property – Other Revenue
Same Property other revenue increased $8.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to increased ancillary income at our rental housing and industrial properties during the three months ended March 31, 2025.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $21.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the three months ended March 31, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $1.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in hospitality operating expenses was primarily the result of increased operating expenses resulting from increased occupancy at our hotels during the three months ended March 31, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $11.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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
We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) unrealized gains or losses in fair value of financial instruments, (iv) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (v) straight-line rental income and expense, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, (ix) organization costs, (x) severance costs, (xi) buyout costs (xii) net forfeited investment deposits, (xiii) amortization of above- and below-market lease intangibles, (xiv) gain or loss on involuntary conversion, (xv) settlement costs (xvi) amortization of non-real estate assets, and adding (xvii) proceeds from interest rate contract receivables, and (xviii) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended March 31,
	2025	2024(1)
Net loss attributable to BREIT stockholders	$(1,696,637)	$(133,013)
Net loss attributable to OP unitholders	(123,019)	(5,384)
Net loss attributable to BREIT stockholders and OP unitholders	(1,819,656)	(138,397)
Adjustments to arrive at FFO:
Depreciation and amortization	827,908	913,208
Impairment of investments in real estate	170,258	65,714
Net gain on dispositions of real estate	(135,909)	(106,554)
Net gain on change in control	(10,988)	(4,703)
Allocable share of adjustments related to unconsolidated entities	110,271	105,488
Amount attributable to non-controlling interests for above adjustments	(79,655)	(91,126)
FFO attributable to BREIT stockholders and OP unitholders	(937,771)	743,630
Adjustments to arrive at AFFO:
Performance participation allocation	142,175	104,966
Incentive compensation awards	19,781	21,406
Loss on extinguishment of debt	11,514	30,648
Unrealized losses (gains) in fair value of financial instruments	332,456	(456,422)
Straight-line rental income and expense	(29,671)	(37,222)
Amortization of deferred financing costs	53,492	49,423
Amortization of restricted stock awards	300	181
Other	9,695	(7,805)
Allocable share of adjustments related to unconsolidated entities	735,255	(15,959)
Amount attributable to non-controlling interests for above adjustments	2,489	7,671
AFFO attributable to BREIT stockholders and OP unitholders	339,715	440,517
Adjustments to arrive at FAD:
Management fee	168,425	187,121
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(118,179)	(110,581)
Stockholder servicing fees	(40,203)	(46,499)
Realized losses (gains) on financial instruments	8,695	(46,397)
Allocable share of adjustments related to unconsolidated entities	(21,856)	(16,524)
Amount attributable to non-controlling interests for above adjustments	6,876	5,878
FAD attributable to BREIT stockholders and OP unitholders	$343,473	$413,515
(1)The prior period has been recast to present our unconsolidated entities in a consistent manner with the current period presentation.
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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engages third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to “Fair Value Measurements” section of Note 2 to our Condensed Consolidated Financial Statements for additional details on the Company’s investments in real estate debt.

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate(1)	$101,030,213
Investments in real estate debt	6,545,311
Investments in unconsolidated entities(2)	13,336,546
Cash and cash equivalents	1,925,089
Restricted cash	1,015,706
Other assets	3,520,107
Mortgage loans, term loans, and revolving credit facilities, net	(60,946,531)
Secured financings of investments in real estate debt	(3,754,489)
Subscriptions received in advance	(325,126)
Other liabilities	(2,731,104)
Accrued performance participation allocation	(45,963)
Management fee payable	(55,814)
Accrued stockholder servicing fees(3)	(13,781)
Non-controlling interests in joint ventures	(6,233,366)
Net Asset Value	$53,266,798
Number of outstanding shares/units(4)	3,862,878

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $89.6 billion allocable to us and $11.4 billion allocable to third party joint venture interests in such investments as of March 31, 2025.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of March 31, 2025, our allocable share of the gross real estate asset value held by such entities was $29.1 billion.
(3)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of March 31, 2025, the Company has accrued under GAAP $0.5 billion of stockholder servicing fees payable to Blackstone Securities Partners L.P., the deal manager and a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of March 31, 2025, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third Party Operating Partnership (1)	Total
Net asset value	$17,927,306	$29,284,625	$551,924	$1,816,895	$44,701	$3,641,347	$53,266,798
Number of outstanding shares/units(2)	1,299,418	2,121,268	40,676	134,829	2,922	263,765	3,862,878
NAV Per Share/Unit as of March 31, 2025	$13.7964	$13.8052	$13.5687	$13.4755	$15.2961	$13.8052
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
(2)As of March 31, 2025, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.3%	5.4%
Industrial	7.5%	5.6%
Net Lease	7.0%	5.6%
Hospitality	10.8%	9.1%
Data Centers	7.7%	6.1%
Self Storage	8.2%	6.5%
Office	7.6%	5.4%
Retail	7.9%	6.4%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.7%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.5)%	(1.8)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.7%	+1.5%	0.9%	+2.2%	+3.2%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.4)%	(0.8)%	(2.1)%	(3.0)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2025
Stockholders’ equity	$23,741,675
Non-controlling interests attributable to BREIT OP	2,988,770
Redeemable non-controlling interest	15,983
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	26,746,428
Adjustments:
Accrued stockholder servicing fees	530,586
Accrued affiliated service provider incentive compensation awards	(23,179)
Accumulated depreciation and amortization under GAAP	14,050,340
Unrealized net real estate and real estate debt appreciation	11,962,623
NAV	$53,266,798

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
–Our investments in real estate are presented at their depreciated cost basis in our consolidated GAAP condensed financial statements. Additionally, Debt is presented at its amortized cost basis in our condensed consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.1643 per share/unit for the three months ended March 31, 2025. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of March 31, 2025, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the three months ended March 31, 2025:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
January 31, 2025	$0.0451	$0.0551	$0.0453	$0.0522	$0.0551
February 28, 2025	0.0451	0.0541	0.0452	0.0515	0.0541
March 31, 2025	0.0451	0.0551	0.0453	0.0522	0.0551
Total	$0.1353	$0.1643	$0.1358	$0.1559	$0.1643
The following table summarizes our distributions declared during the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$302,280	51%	$338,200	52%
Reinvested in shares	296,277	49%	311,282	48%
Total distributions(1)	$598,557	100%	$649,482	100%
Sources of Distributions
Cash flows from operating activities(2)	$572,454	96%	$649,482	100%
Net gains from investment realizations(3)	26,103	4%	—	—
Indebtedness	—	—	—	—
Total sources of distributions	$598,557	100%	$649,482	100%

Cash flows from operating activities	$572,454		$498,488
Net (losses) gains from investment realizations(3)	$(43,142)		$29,904
Funds from Operations(4)	$(937,771)		$743,630
Adjusted Funds from Operations(4)	$339,715		$440,517
Funds Available for Distribution(4)	$343,473		$413,515
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through March 31, 2025.
(3)Year-to-date net gains from investment realizations includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt and equity securities, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.
(4)Reflects amounts allocable to BREIT stockholders and OP unitholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of FFO, AFFO, and FAD, for reconciliations of them to GAAP net loss attributable to BREIT stockholders and OP unitholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.2 billion of liquidity as of May 8, 2025. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $4.4 billion as well as unrestricted cash and cash equivalents of $1.8 billion. We also expect $0.2 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of May 8, 2025. We also generate incremental liquidity through our operating cash flows, which were $0.6 billion for the three months ended March 31, 2025. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $6.5 billion as of March 31, 2025.

In addition, we remain moderately leveraged (49% as of March 31, 2025) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $77.5 billion as of May 8, 2025.

Capital Resources
As of March 31, 2025, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of March 31, 2025 ($ in thousands):

	March 31, 2025			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	2/19/2030	N/A	$21,069,972	$21,645,080
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.3%	3/25/2028	N/A	32,845,166	32,006,218
Variable rate warehouse facilities(4)	+2.1%	7/16/2028	$2,785,986	1,907,905	1,929,037
Variable rate secured revolving credit facilities	+1.9%	4/4/2028	$3,575,831	3,575,831	3,490,870
Total variable rate loans	+2.3%	3/28/2028		38,328,902	37,426,125
Total loans secured by our properties	5.6%	11/22/2028		59,398,874	59,071,205

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.5%	4/22/2026	N/A	3,754,489	3,624,698

Unsecured loans:
Unsecured term loans	+2.5%	10/28/2028	N/A	1,126,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	8/14/2028	$6,073,077	1,425,000	1,375,000
Affiliate revolving credit facility	+2.5%	1/24/2026	75,000	—	—
Total unsecured loans			$6,148,077	2,551,923	2,501,923

Total indebtedness				$65,705,286	$65,197,826

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of March 31, 2025, we had outstanding interest rate swaps with an aggregate notional balance of $32.8 billion and interest rate caps with an aggregate notional balance of $18.7 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $251.3 million and $261.6 million of loans related to investments in affordable housing properties as of March 31, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(4)Additional borrowings under the Company's variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The table above excludes consolidated senior CMBS positions owned by third parties, which are reflected in our condensed consolidated GAAP balance sheets, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

The following table is a summary of the impact of derivatives on our weighted average interest rate as of March 31, 2025:

March 31, 2025
Weighted average interest rate of loans secured by our properties	5.6%
Impact of interest rate swaps, caps and other derivatives	(1.5)%
Net weighted average interest rate of loans secured by our properties	4.1%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in our primary offering and up to $12.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of May 9, 2025, we have received cumulative net proceeds of $17.1 billion from selling an aggregate of 1.2 billion shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 436.5 million Class S shares, 562.1 million Class I shares, 21.9 million Class T shares, and 130.5 million Class D shares).
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the three months ended March 31, 2025, we fulfilled $2.1 billion of repurchases requested, including all repurchase requests received for the three months ended March 31, 2025. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$572,454	$498,488
Cash flows provided by investing activities	1,261,776	1,913,024
Cash flows used in financing activities	(1,663,315)	(1,628,093)
Net increase in cash and cash equivalents and restricted cash	$170,915	$783,419
Cash flows provided by operating activities increased $0.1 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increased cash flows from investments in unconsolidated entities.
Cash flows provided by investing activities decreased $0.7 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $0.5 billion in return of capital distributions received from unconsolidated entities and a decrease of $0.3 billion in proceeds from sales and repayments of investments in real estate debt and real estate loans held by consolidated securitization vehicles. This was offset by an increase of $0.1 billion in proceeds from dispositions of real estate.
There were no material changes in cash flows used in financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion concerning recent accounting pronouncements.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with
GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $44.6 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.8 billion and interest rate caps with an aggregate net notional balance of $18.7 billion as of March 31, 2025 to hedge the risk of increasing interest rates. For the three months ended March 31, 2025, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $4.8 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Investments in Real Estate Debt
As of March 31, 2025, we held $6.5 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $3.3 million for the three months ended March 31, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2025, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended March 31, 2025, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.3 million Class B units of BREIT OP to the Adviser in satisfaction of the 2025 management fee through February 2025. Additionally, we issued 4.0 million Class B units of BREIT OP to the Adviser in April 2025 in satisfaction of the March 2025 management fee.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended March 31, 2025, we received $127.9 million from selling 9.3 million unregistered Class I and Class C shares to such vehicles. Each of the foregoing transactions was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the three months ended March 31, 2025, we fulfilled $2.1 billion of share and unit repurchases requested, including all repurchase requests received for the three months ended March 31, 2025.
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

During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
January 2025	42,811,537	$13.70	42,811,537	1.2%	—
February 2025	59,282,901	$13.74	59,282,901	1.6%	—
March 2025	52,545,055	$13.78	52,545,055	1.5%	—
Total	154,639,493	$13.74	154,639,493	4.3%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 1,157,695 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
None.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 9, 2025	/s/ Wesley LePatner
Date	Wesley LePatner
Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 9, 2025	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)