Form 10-Q
period 2025-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2025-08-13
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2025, the registrant had the following shares outstanding (in thousands): 1,270,281 shares of Class S common stock, 2,135,920 shares of Class I common stock, 37,544 shares of Class T common stock, 104,379 shares of Class D common stock, 3,215 shares of Class C common stock. There were no outstanding shares of Class F, Class T-2, Class S-2, and Class D-2 common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$77,906,189	$81,457,935
Investments in unconsolidated entities (includes $4,011,447 and $3,861,077 at fair value as of June 30, 2025 and December 31, 2024, respectively)	6,342,029	6,866,405
Investments in real estate debt	5,067,463	5,279,928
Real estate loans held by consolidated securitization vehicles, at fair value	11,512,832	13,616,526
Cash and cash equivalents	2,065,595	1,933,084
Restricted cash	812,075	843,810
Other assets	5,297,755	6,240,553
Total assets	$109,003,938	$116,238,241

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$58,153,793	$58,540,235
Secured financings of investments in real estate debt	3,585,679	3,624,698
Senior obligations of consolidated securitization vehicles, at fair value	10,346,961	12,233,141
Unsecured revolving credit facilities and term loans	2,646,923	2,501,923
Due to affiliates	985,518	682,747
Other liabilities	3,833,354	3,787,705
Total liabilities	79,552,228	81,370,449

Commitments and contingencies	—	—
Redeemable non-controlling interests	222,399	173,662

Equity
Common stock — Class S shares, $0.01 par value per share, 3,000,000 shares authorized; 1,276,460 and 1,339,547 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12,765	13,395
Common stock — Class I shares, $0.01 par value per share, 6,000,000 shares authorized; 2,103,003 and 2,165,077 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21,030	21,651
Common stock — Class T shares, $0.01 par value per share, 500,000 shares authorized; 38,023 and 43,941 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	380	439
Common stock — Class D shares, $0.01 par value per share, 1,500,000 shares authorized; 132,923 and 138,946 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,329	1,389
Common stock — Class C shares, $0.01 par value per share, 500,000 shares authorized; 3,062 and 2,848 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	31	28
Additional paid-in capital	40,555,177	42,781,930
Accumulated other comprehensive income	306,101	383,272
Accumulated deficit and cumulative distributions	(19,135,477)	(15,848,197)
Total stockholders’ equity	21,761,336	27,353,907
Non-controlling interests attributable to third party joint ventures	4,183,837	4,375,668
Non-controlling interests attributable to BREIT OP	3,284,138	2,964,555
Total equity	29,229,311	34,694,130
Total liabilities and equity	$109,003,938	$116,238,241
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$1,770,660	$1,912,544	$3,603,049	$3,875,609
Hospitality revenue	139,199	150,129	273,315	283,306
Other revenue	88,522	95,874	177,189	188,546
Total revenues	1,998,381	2,158,547	4,053,553	4,347,461

Expenses
Rental property operating	828,825	902,711	1,687,775	1,816,167
Hospitality operating	97,968	101,969	192,107	193,884
General and administrative	16,886	17,950	33,000	34,300
Management fee	166,892	180,655	335,317	367,776
Performance participation allocation	88,824	(104,966)	230,999	—
Impairment of investments in real estate	171,113	118,044	341,371	183,758
Depreciation and amortization	808,651	889,334	1,635,750	1,802,542
Total expenses	2,179,159	2,105,697	4,456,319	4,398,427

Other income (expense)
Income (loss) from unconsolidated entities	26,991	(37,998)	(738,024)	(62,356)
Income from investments in real estate debt	133,654	157,075	266,532	425,268
Change in net assets of consolidated securitization vehicles	38,207	41,013	70,392	116,426
(Loss) income from interest rate derivatives	(236,097)	(52,637)	(598,759)	262,562
Net gain on dispositions of real estate	464,394	175,890	600,303	282,444
Interest expense, net	(777,766)	(857,855)	(1,543,562)	(1,689,570)
Loss on extinguishment of debt	(25,360)	(21,404)	(36,874)	(52,052)
Other (expense) income	(12,228)	(38,941)	(26,009)	16,167
Total other income (expense)	(388,205)	(634,857)	(2,006,001)	(701,111)
Net loss	$(568,983)	$(582,007)	$(2,408,767)	$(752,077)
Net loss attributable to non-controlling interests in third party joint ventures	$40,124	$37,386	$60,252	$69,059
Net loss attributable to non-controlling interests in BREIT OP	40,381	26,122	163,400	31,506
Net loss attributable to BREIT stockholders	$(488,478)	$(518,499)	$(2,185,115)	$(651,512)
Net loss per share of common stock — basic and diluted	$(0.14)	$(0.13)	$(0.61)	$(0.17)
Weighted-average shares of common stock outstanding, basic and diluted	3,563,370	3,847,540	3,599,046	3,924,186

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(568,983)	$(582,007)	$(2,408,767)	$(752,077)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	64,491	(4,787)	88,098	(21,192)
Unrealized (loss) gain on derivatives	(59,388)	3,946	(154,843)	105,299
Unrealized (loss) gain on derivatives from unconsolidated entities	(16,511)	12,682	(49,812)	62,067
Other comprehensive (loss) income	(11,408)	11,841	(116,557)	146,174
Comprehensive loss	(580,391)	(570,166)	(2,525,324)	(605,903)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	50,955	35,945	94,263	41,017
Comprehensive loss attributable to non-controlling interests in BREIT OP	40,414	25,700	168,775	25,585
Comprehensive loss attributable to BREIT stockholders	$(489,022)	$(508,521)	$(2,262,286)	$(539,301)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income (loss)	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2025	$12,994	$21,213	$407	$1,348	$29	$41,500,103	$306,645	$(18,101,064)	$23,741,675	$4,283,753	$2,988,770	$31,014,198
Common stock issued (transferred)	18	190	(22)	18	3	574,485	—	—	574,692	—	—	574,692
Increase in accrual for offering costs, net	—	—	—	—	—	(343,220)	—	—	(343,220)	—	—	(343,220)
Distribution reinvestment	71	108	3	8	—	260,542	—	—	260,732	—	36,133	296,865
Common stock/units repurchased	(318)	(685)	(8)	(45)	(1)	(1,455,702)	—	—	(1,456,759)	—	(21,393)	(1,478,152)
Amortization of compensation awards	—	204	—	—	—	20,259	—	—	20,463	—	—	20,463
Net loss ($1,168 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(488,478)	(488,478)	(39,584)	(39,753)	(567,815)
Other comprehensive loss ($160 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(544)	—	(544)	(10,991)	(33)	(11,568)
Distributions declared on common stock and OP units ($0.1646 gross per share/unit)	—	—	—	—	—	—	—	(545,935)	(545,935)	—	(46,655)	(592,590)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	24,614	367,069	391,683
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(41,911)	—	(41,911)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	1,270	—	—	1,270	(32,044)	—	(30,774)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(2,560)	—	—	(2,560)	—	—	(2,560)
Balance at June 30, 2025	$12,765	$21,030	$380	$1,329	$31	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders’ Equity			Total Equity
Balance at March 31, 2024	$14,374	$23,127	$551	$1,513	$22	$46,358,005	$448,208	$(13,359,204)	$33,486,596	$4,742,049	$2,770,015	$40,998,660
Common stock issued (transferred)	60	191	(22)	14	5	595,448	—	—	595,696	—	—	595,696
Reduction in accrual for offering costs, net	—	—	—	—	—	70,126	—	—	70,126	—	—	70,126
Distribution reinvestment	73	115	3	8	—	282,715	—	—	282,914	—	27,033	309,947
Common stock/units repurchased	(647)	(1,514)	(27)	(92)	—	(3,224,549)	—	—	(3,226,829)	—	(99,335)	(3,326,164)
Amortization of compensation awards	—	172	—	—	—	17,007	—	—	17,179	—	2,704	19,883
Net loss ($1,713 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(518,499)	(518,499)	(35,798)	(25,997)	(580,294)
Other comprehensive income ($12 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	9,978	—	9,978	1,462	413	11,853
Distributions declared on common stock and OP units ($0.1653 gross per share/unit)	—	—	—	—	—	—	—	(590,269)	(590,269)	—	(37,683)	(627,952)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	5,613	179,922	185,535
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(38,163)	—	(38,163)
Capital distributions to and redemptions of non-controlling interests						8,989	—	—	8,989	(145,641)	—	(136,652)
Allocation to redeemable non-controlling interests	—	—	—	—	—	19,192	—	—	19,192	—	—	19,192
Balance at June 30, 2024	$13,860	$22,091	$505	$1,443	$27	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

	Par Value						Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2024	$13,395	$21,651	$439	$1,389	$28	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued (transferred)	48	409	(41)	26	4	1,095,806	—	—	1,096,252	—	—	1,096,252
Increase in accrual for offering costs, net	—	—	—	—	—	(309,441)	—	—	(309,441)	—	—	(309,441)
Distribution reinvestment	143	220	6	16	—	527,863	—	—	528,248	—	69,876	598,124
Common stock/units repurchased	(821)	(1,655)	(24)	(102)	(1)	(3,578,985)	—	—	(3,581,588)	—	(29,815)	(3,611,403)
Amortization of compensation awards	—	405	—	—	—	40,140	—	—	40,545	—	—	40,545
Net loss ($2,055 of net loss allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	—	(2,185,115)	(2,185,115)	(59,369)	(162,228)	(2,406,712)
Other comprehensive loss ($135 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	—	—	—	—	(77,171)	—	(77,171)	(34,170)	(5,351)	(116,692)
Distributions declared on common stock and OP Units ($0.3289 gross per share/unit)	—	—	—	—	—	—	—	(1,102,165)	(1,102,165)	—	(88,982)	(1,191,147)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	43,185	536,083	579,268
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(78,203)	—	(78,203)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	1,270	—	—	1,270	(63,274)	—	(62,004)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(3,406)	—	—	(3,406)	—	—	(3,406)
Balance at June 30, 2025	$12,765	$21,030	$380	$1,329	$31	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311

	Par Value						Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP
	Common Stock Class S	Common Stock Class I	Common Stock Class T	Common Stock Class D	Common Stock Class C	Additional Paid-in Capital			Total Stockholders' Equity			Total Equity
Balance at December 31, 2023	$14,882	$24,030	$592	$1,548	$21	$48,576,100	345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued (transferred)	87	363	(44)	16	6	1,043,615	—	—	1,044,043	—	—	1,044,043
Reduction in accrual for offering costs, net	—	—	—	—	—	100,649	—	—	100,649	—	—	100,649
Distribution reinvestment	148	233	7	17	—	572,539	—	—	572,944	—	51,732	624,676
Common stock/units repurchased	(1,257)	(2,896)	(50)	(138)	—	(6,129,619)	—	—	(6,133,960)	—	(109,082)	(6,243,042)
Amortization of compensation awards	—	361	—	—	—	35,701	—	—	36,062	—	5,408	41,470
Net loss ($2,600 of net loss allocated to redeemable non-controlling interests)	—	—	—	—	—	—	—	(651,512)	(651,512)	(66,584)	(31,381)	(749,477)
Other comprehensive income ($94 of other comprehensive loss allocated to redeemable non-controlling interests)	—	—	—	—	—	—	112,211	—	112,211	28,145	5,912	146,268
Distributions declared on common stock and OP units ($0.3307 gross per share/unit)	—	—	—	—	—	—	—	(1,203,879)	(1,203,879)	—	(73,555)	(1,277,434)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	134,700	405,732	540,432
Operating distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(73,310)	—	(73,310)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(92,120)	—	—	(92,120)	(203,050)	—	(295,170)
Allocation to redeemable non-controlling interests	—	—	—	—	—	20,068	—	—	20,068	—	—	20,068
Balance at June 30, 2024	$13,860	$22,091	$505	$1,443	$27	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667
 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,408,767)	$(752,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	335,317	367,776
Performance participation allocation	230,999	—
Impairment of investments in real estate	341,371	183,758
Depreciation and amortization	1,635,750	1,802,542
Net gain on dispositions of real estate	(600,303)	(282,444)
Loss on extinguishment of debt	36,874	52,052
Unrealized loss (gain) on fair value of financial instruments	523,569	(365,470)
Loss from unconsolidated entities	738,024	62,356
Distributions of earnings from unconsolidated entities	208,016	113,931
Other items	75,294	(44,531)
Change in assets and liabilities:
Decrease in other assets	79,584	53,128
Increase in due to affiliates	1,214	19,746
Decrease in other liabilities	(15,365)	(58,450)
Net cash provided by operating activities	1,181,577	1,152,317
Cash flows from investing activities:
Capital improvements to real estate	(513,660)	(529,664)
Proceeds from disposition of real estate	2,947,093	2,081,578
Investment in unconsolidated entities	(540,590)	(316,194)
Dispositions of and return of capital from unconsolidated entities	101,635	772,571
Purchase of investments in real estate debt	(91,705)	(50,078)
Proceeds from sale/repayment of investments in real estate debt	395,535	1,393,750
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	2,201,454	410,492
Collateral posted under derivative contracts	(1,889)	(7,750)
Other investing activities	(41,078)	27,911
Net cash provided by investing activities	4,456,795	3,782,616
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	5,365,475	11,654,277
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(5,761,826)	(10,055,756)
Borrowings under secured financings of investments in real estate debt	261,798	222,787
Repayments of secured financings of investments in real estate debt	(316,851)	(886,810)
Borrowings under unsecured revolving credit facilities and term loans	2,965,000	1,490,000
Repayments of unsecured revolving credit facilities and term loans	(2,820,000)	(990,000)
Payment of deferred financing costs	(99,250)	(166,601)
Sales of senior obligations of consolidated securitization vehicles	—	70,898
Repayments of senior obligations of consolidated securitization vehicles	(1,963,927)	(377,845)
Proceeds from issuance of common stock	953,246	885,158
Subscriptions received in advance	124,336	98,837
Offering costs paid	(95,234)	(106,775)
Distributions	(576,951)	(646,548)
Repurchase of common stock	(3,540,847)	(5,903,091)
Contributions from redeemable non-controlling interest	3,876	1,002
Distributions to and redemption of redeemable non-controlling interest	(2,270)	(7,329)
Redemption of affiliated service provider incentive compensation awards	(8,984)	(879)
Contributions from non-controlling interests	207,846	7,709
Distributions to and redemptions of non-controlling interests	(249,827)	(330,505)
Net cash used in financing activities	(5,554,390)	(5,041,471)
Net change in cash and cash equivalents and restricted cash	83,982	(106,538)
Cash, cash equivalents and restricted cash, beginning of period	2,776,894	2,695,020
Effects of foreign currency translation on cash, cash equivalents and restricted cash	16,794	(1,530)
Cash, cash equivalents and restricted cash, end of period	$2,877,670	$2,586,952
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,065,595	$1,629,851
Restricted cash	812,075	957,101
Total cash, cash equivalents and restricted cash	$2,877,670	$2,586,952

Non-cash investing and financing activities:
Issuance of Class I shares for settlement of joint venture promote liability	$—	$43,219
Issuance of BREIT OP units for settlement of joint venture promote liability	$—	$36,499
Accrued capital expenditures and acquisition related costs	$—	$2,033
Change in accrued stockholder servicing fee due to affiliate	$297,042	$(208,207)
Redeemable non-controlling interest issued as settlement of performance participation allocation	$45,963	$15,370
Issuance of Class B units for payment of management fees	$336,083	$372,061
Allocation to redeemable non-controlling interest	$3,406	$20,068
Distribution reinvestment	$598,124	$624,676
Accrued repurchases	$439,289	$808,612
Conversion of equity securities to investments in unconsolidated entities	$—	$396,120
Collateral used in repayment of mortgage payable	$—	$23,414
Receivable for proceeds from disposition of real estate	$—	$1,016
Receivable for unsettled investments in real estate debt	$—	$16,819
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$127,634	$211,768
Other assets	$2,806	$705
Mortgage loans, net	$(56,050)	$(88,722)
Other liabilities	$(2,464)	$(11,405)
Non-controlling interests attributable to third party joint ventures	$(35,344)	$(34,126)

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
As of June 30, 2025, the Company owned, in whole or in part, 4,530 properties and 62,150 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
As of June 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $41.8 billion and $30.3 billion, respectively, compared to $44.7 billion and $32.4 billion, respectively, as of December 31, 2024. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2025 and December 31, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
Certain of the Company’s investments in real estate debt, such as mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company generally engages third party service providers to perform valuations for such investments. The third party service provider will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value (“LTV”) ratios, and (vii) borrower financial condition and performance. Refer to Note 5 for additional details on the Company’s investments in real estate debt.
For CMBS securitizations the Company consolidates, it has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the securitizations using the fair value of such financial liabilities, which it considers more observable than the fair value of such financial assets.
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore, reports these investments at fair value. The Company separately values the assets and liabilities of the investments in unconsolidated entities. To determine the fair value of the real estate assets of the investments in unconsolidated entities, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company utilizes third party service providers to perform valuations of the indebtedness of the investments in unconsolidated entities. The fair value of the indebtedness of the investments in unconsolidated entities is determined by modeling the cash flows and discounting them back to the present value using the weighted average cost of debt. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable LTV ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its investments in unconsolidated entities at fair value. The inputs used in determining the Company’s investments in unconsolidated entities carried at fair value are considered Level 3. The Company discloses the weighted average cost of capital, which combines the discount rate on the fair value of real estate and the weighted average cost of debt on the fair value of the indebtedness, and the exit capitalization rate as key Level 3 inputs.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$3,865,305	$921,258	$4,786,563	$—	$3,973,217	$1,047,742	$5,020,959
Real estate loans held by consolidated securitization vehicles, at fair value	—	11,512,832	—	11,512,832	—	13,616,526	—	13,616,526
Investments in unconsolidated entities	—	—	4,011,447	4,011,447	—	—	3,861,077	3,861,077
Interest rate and foreign currency hedging derivatives(2)	—	1,259,325	—	1,259,325	—	2,002,173	—	2,002,173
Total	$—	$16,637,462	$4,932,705	$21,570,167	$—	$19,591,916	$4,908,819	$24,500,735

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$10,346,961	$—	$10,346,961	$—	$12,233,141	$—	$12,233,141
Interest rate and foreign currency hedging derivatives(3)	—	22,270	—	22,270	—	11,243	—	11,243
Total	$—	$10,369,231	$—	$10,369,231	$—	$12,244,384	$—	$12,244,384
(1)Excludes $280.9 million and $259.0 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of June 30, 2025 and December 31, 2024, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2024	$1,047,742	$3,861,077	$4,908,819
Purchases and contributions	3,443	8,204	11,647
Sales and repayments	(139,238)	—	(139,238)
Distributions received	—	(80,547)	(80,547)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	222,713	222,713
Realized gain	2	—	2
Unrealized gain	9,309	—	9,309
Balance as of June 30, 2025	$921,258	$4,011,447	$4,932,705

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$921,258	Yield method	Market yield	9.3%	Decrease
Investments in unconsolidated entities	$4,011,447	Discounted cash flow	Weighted average cost of capital	8.8%	Decrease
			Exit capitalization rate	5.4%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,047,742	Yield method	Market yield	9.5%	Decrease
Investments in unconsolidated entities	$3,861,077	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.3%	Decrease
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
During the three months ended June 30, 2025, the Company recognized $125.3 million of impairment charges, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $226.2 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.1% to 9.3%, and the exit capitalization rate (Level 3), which ranged from 4.6% to 9.0%.
Additionally, during the three months ended June 30, 2025, the Company recognized $45.8 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $233.5 million as of June 30, 2025. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.8 billion and $0.9 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2024	For the Six Months Ended June 30, 2025			June 30, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$3,107	$—	$(1,250)	$(1,578)	$279	0.5 years
2023	6,070	—	(79)	(3,285)	2,706	1.3 years
2024	11,692	—	(3,072)	(1,121)	7,499	2.0 years
2025	—	16,736	(447)	(2,692)	13,597	2.8 years
Total	$20,869	$16,736	$(4,848)	$(8,676)	$24,081
Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$70,128,229	$72,126,536
Land and land improvements	15,964,471	16,406,385
Furniture, fixtures and equipment	2,365,153	2,389,177
Right of use asset - operating leases(1)	1,047,413	1,050,921
Right of use asset - financing leases(1)	72,862	72,862
Total	89,578,128	92,045,881
Accumulated depreciation and amortization	(11,671,939)	(10,587,946)
Investments in real estate, net	$77,906,189	$81,457,935
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the six months ended June 30, 2025.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	18	$1,215,368	$174,389	37	$2,047,294	$244,321
Industrial properties	42	706,483	287,720	50	838,772	348,942
Hospitality properties	1	18,480	952	1	18,480	952
Retail properties	1	15,532	1,333	3	44,463	6,088
Total	62	$1,955,863	$464,394	91	$2,949,009	$600,303

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	21	$682,826	$32,825	54	$1,202,800	$77,246
Industrial properties	17	366,269	121,900	31	692,150	185,441
Retail properties	9	161,105	21,165	10	187,644	19,757
Total	47	$1,210,200	$175,890	95	$2,082,594	$282,444
(1)For the three months ended June 30, 2025, net gain includes gains of $474.2 million and losses of $9.8 million. For the six months ended June 30, 2025, net gain includes gains of $625.4 million and losses of $25.1 million. For the three months ended June 30, 2024, net gain includes gains of $201.0 million and losses of $25.1 million. For the six months ended June 30, 2024, net gain includes gains of $313.6 million and losses of $31.2 million.
(2)The number of properties excludes single family rental homes sold.

For the three months ended June 30, 2025, the Company disposed of four properties alongside other Blackstone-advised investment vehicles for a total sale price of $78.0 million attributable to BREIT. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer.

Properties Held-for-Sale
As of June 30, 2025, 13 properties in the rental housing segment, three properties in the hospitality segment, one property in the industrial segment, one property in the retail segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	June 30, 2025
Investments in real estate, net	$745,770
Other assets	3,084
Total assets	$748,854

Liabilities:
Mortgage loans, net	$436,236
Other liabilities	16,043
Total liabilities	$452,279
Impairment
During the three months ended June 30, 2025, the Company recognized an aggregate $171.1 million of impairment charges including (i) $125.3 million related to 11 rental housing properties, two industrial properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $45.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the six months ended June 30, 2025, the Company recognized an aggregate $341.4 million of impairment charges including (i) $272.1 million related to 18 rental housing properties, two hospitality properties, two industrial properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $69.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended June 30, 2024, the Company recognized an aggregate $118.0 million of impairment charges including (i) $75.6 million related to two student housing properties, one industrial property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $42.4 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the six months ended June 30, 2024, the Company recognized an aggregate $183.8 million of impairment charges including (i) $112.1 million related to three student housing properties, two affordable housing properties, one industrial property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $71.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2025
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	110	35.7%	$1,033,559
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	731,626
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	253,747
Hospitality investment	Hospitality	1	196	30.0%	209,652
Retail investments	Retail	2	8	50.0%	85,015
Net Lease investments(4)	Net Lease	1	52	25.0%	16,983
Total unconsolidated entities carried at historical cost		16	425		2,330,582
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,063	12.4% - 85.0%	3,193,993
Office investment	Office	1	1	49.0%	459,905
Rental Housing investment(6)	Rental Housing	1	10	11.6%	357,549
Total unconsolidated entities carried at fair value		13	2,074		4,011,447
Total		29	2,499		$6,342,029
(1)Represents Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 10,005 single family rental homes related to four joint ventures.
(3)Consists of $253.7 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $17.0 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in four joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $357.5 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 37,870 single family rental homes.

	December 31, 2024
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	106	35.7%	$1,625,457
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 66.9%	775,401
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	237,825
Hospitality investment	Hospitality	1	196	30.0%	276,218
Retail investments	Retail	2	8	50.0%	89,093
Net Lease investments(4)	Net Lease	1	—	25.0%	1,334
Total unconsolidated entities carried at historical cost		19	373		3,005,328
Unconsolidated entities at carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	2,987,036
Office investment	Office	1	1	49.0%	471,959
Rental Housing investment(6)	Rental Housing	1	11	11.6%	402,082
Total unconsolidated entities carried at fair value		13	2,076		3,861,077
Total		32	2,449		$6,866,405
(1)Represents Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 10,308 single family rental homes.
(3)Consists of $237.8 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Includes a joint venture formed by the Company and another Blackstone-advised investment vehicle. As of December 31, 2024, the joint venture had not made any investments. Book value represents the Company’s capital contribution less the company's share of start-up costs.
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

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		For the Three Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2025	2024
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(95,910)	$(8,396)
Rental Housing investments	Rental Housing	(11,348)	(5,268)
Industrial investments	Industrial	(2,313)	(2,145)
Hospitality investment	Hospitality	(2,278)	(800)
Retail investments	Retail	(1,133)	(579)
Net Lease investments	Net Lease	(106)	—
Total unconsolidated entities carried at historical cost		(113,088)	(17,188)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	128,497	(28,308)
Rental Housing investments	Rental Housing	5,933	(245)
Office investment	Office	5,649	7,743
Total unconsolidated entities carried at fair value		140,079	(20,810)
Total		$26,991	$(37,998)

		For the Six Months Ended June 30,
BREIT Loss from Unconsolidated Entities	Segment	2025	2024
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(923,380)	$15,986
Rental Housing investments	Rental Housing	(25,201)	(13,878)
Industrial investments	Industrial	(5,512)	(2,466)
Hospitality investment	Hospitality	(5,066)	(5,105)
Retail investments	Retail	(2,554)	(1,728)
Net Lease investments	Net Lease	(397)	—
Total unconsolidated entities carried at historical cost		(962,110)	(7,191)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	218,437	(50,810)
Data Center investments(1)	Data Centers	—	(17,698)
Office investment	Office	7,890	13,588
Rental Housing investments	Rental Housing	(2,241)	(245)
Total unconsolidated entities carried at fair value		224,086	(55,165)
Total		$(738,024)	$(62,356)
(1)On March 27, 2024, the Company sold its remaining 8.8% interest in a digital towers joint venture for cash consideration of $531.4 million, resulting in a realized loss on sale of $17.4 million, which was primarily driven by transaction costs.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	5/9/2032	$3,889,646	$3,871,888	$3,666,612
RMBS	4.1%	10/16/2058	117,737	115,005	91,755
Corporate bonds	4.9%	5/28/2028	56,668	56,003	54,099
Total real estate securities	8.3%	12/6/2032	4,064,051	4,042,896	3,812,466
Commercial real estate loans	+4.5%	10/19/2027	919,484	892,832	905,733
Other investments(5)(6)	5.7%	9/21/2029	287,094	275,910	349,264
Total investments in real estate debt	8.2%	10/18/2031	$5,270,629	$5,211,638	$5,067,463

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	5/1/2032	$3,970,222	$3,956,637	$3,728,985
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	2/26/2033	4,216,203	4,200,192	3,922,404
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)(6)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.2%	11/14/2031	$5,541,956	$5,521,236	$5,279,928

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
(4)Face amount excludes interest-only securities with a notional amount of $1.8 billion as of both June 30, 2025 and December 31, 2024.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2025			December 31, 2024
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$1,950,928	$1,933,526	38%	$1,972,592	$1,940,709	37%
Rental Housing(2)	1,753,923	1,798,962	35%	1,873,616	1,850,255	35%
Net Lease	884,047	886,291	17%	858,605	860,465	16%
Hospitality	218,395	207,890	4%	332,623	322,052	6%
Office	350,887	189,223	4%	379,257	209,882	4%
Other	24,328	23,890	1%	52,257	49,900	1%
Diversified	29,130	27,681	1%	52,286	46,665	1%
Total	$5,211,638	$5,067,463	100%	$5,521,236	$5,279,928	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2025			December 31, 2024
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$818	$747	—%	$28,200	$27,735	1%
BBB	822,445	813,758	16%	807,228	799,005	15%
BB	728,484	706,247	14%	797,219	759,361	14%
B	546,270	513,266	10%	576,629	523,784	9%
CCC and below	132,271	42,253	1%	143,548	38,704	1%
Private commercial real estate loans	892,832	905,733	18%	1,044,460	1,032,821	20%
Not rated(2)	2,088,518	2,085,459	41%	2,123,952	2,098,518	40%
Total	$5,211,638	$5,067,463	100%	$5,521,236	$5,279,928	100%
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
(2)A represents credit ratings of A+, A, and A-, BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, B represents credit ratings of B+, B, and B-, and CCC and below represents credit ratings of CCC+ and below.
(3)As of June 30, 2025, not rated positions have a weighted-average LTV at origination of 54%, and are primarily composed of 57% industrial and 42% rental housing assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$119,519	$155,392	$232,877	$334,230
Unrealized gain	40,521	30,977	81,833	125,369
Realized loss	(5,926)	(27,414)	(14,719)	(38,350)
Total	154,114	158,955	299,991	421,249
Net realized and unrealized (loss) gain on derivatives	(7,107)	841	(11,282)	4,961
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(12,214)	1,404	(17,685)	6,846
Other expense	(1,139)	(4,125)	(4,492)	(7,788)
Total income from investments in real estate debt	$133,654	$157,075	$266,532	$425,268

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
CMBS	$652,674	$746,773	$19,367	$27,676	$39,776	$89,386
Commercial real estate loans	316,772	416,942	19,868	11,516	26,702	26,293
Total	$969,446	$1,163,715	$39,235	$39,192	$66,478	$115,679
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
As of June 30, 2025 and December 31, 2024, the Company’s investments in real estate debt also included $1.8 billion and $1.7 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and six months ended June 30, 2025, the Company recognized $38.8 million and $76.4 million of income, respectively, related to such CMBS. During the three and six months ended June 30, 2024, the Company recognized $50.3 million and $139.0 million of income, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	June 30, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	197	$11,085,145	$11,512,832	6.0%	8/17/2026
Senior obligations of consolidated securitization vehicles	17	9,874,221	10,346,961	5.9%	8/22/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	17	$1,210,924	$1,165,871	7.4%	7/5/2026

	December 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,286,605	$13,616,526	6.1%	5/8/2026
Senior obligations of consolidated securitization vehicles	19	11,838,154	12,233,141	5.9%	5/16/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,448,451	$1,383,385	7.6%	3/1/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2025			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages(4)	3.8%	3/23/2030	N/A	$20,980,896	$21,645,080
Variable rate loans:
Variable rate mortgages and secured term loans	+2.3%	5/22/2028	N/A	32,907,515	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/17/2028	$3,490,870	2,878,088	3,490,870
Variable rate warehouse facilities(5)	+2.1%	7/17/2028	$2,785,986	1,893,431	1,929,037
Total variable rate loans	+2.3%	5/22/2028		37,679,034	37,426,125
Total loans secured by real estate	5.5%	1/17/2029		58,659,930	59,071,205
(Discount) premium on assumed debt, net				(92,900)	(96,048)
Deferred financing costs, net				(413,237)	(434,922)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$58,153,793	$58,540,235
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of June 30, 2025, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.4 billion and interest rate caps with an aggregate notional balance of $22.1 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $246.4 million and $261.6 million of loans related to investments in affordable housing properties as of June 30, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of June 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$259,233
2026	12,030,318
2027	16,517,117
2028	5,689,702
2029	11,403,056
2030	5,185,494
Thereafter	7,575,010
Total	$58,659,930

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $25.4 million and $36.9 million for the three and six months ended June 30, 2025, respectively. The Company incurred a net realized loss on extinguishment of debt of $21.4 million and $52.1 million for the three and six months ended June 30, 2024, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.
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
As of both June 30, 2025 and December 31, 2024, the Company’s secured financings of investments in real estate debt was $3.6 billion. As of June 30, 2025, the secured financings had a weighted average maturity date of August 19, 2026, and a weighted average interest rate of 1.6% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of both June 30, 2025 and December 31, 2024, the Company had interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of September 27, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both June 30, 2025 and December 31, 2024, the maximum capacity of the credit facilities was $6.1 billion. As of both June 30, 2025 and December 31, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.4 billion.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of December 15, 2027 and an interest rate of SOFR +2.5%. As of June 30, 2025 and December 31, 2024, the aggregate outstanding balance of the unsecured term loans was $1.2 billion and $1.1 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on January 24, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued stockholder servicing fee	$837,955	$624,579
Performance participation allocation	88,824	—
Accrued management fee	55,634	56,401
Other	3,105	1,767
Total	$985,518	$682,747
Accrued Stockholder Servicing Fee
The Company accrues the full amount of the future stockholder servicing fees payable to Blackstone Securities Partners L.P., the dealer manager, a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”), for Class S, Class T, and Class D shares, up to the 8.75% of gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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

During the three and six months ended June 30, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $88.8 million and $231.0 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024 the Company’s total return did not exceed the year-to-date hurdle amount.

During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). Beginning January 1, 2025, interest on the 2024 Shortfall Obligation, net of $9.9 million of performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, began accruing at a 5% annual rate, compounded quarterly. During the six months ended June 30, 2025, the Company accrued interest income of $1.1 million related to such net 2024 Shortfall Obligation. During the three months ended June 30, 2025, the Company did not record any such interest income because the 2024 Quarterly Shortfall was no longer outstanding.

The net 2024 Shortfall Obligation and related $1.1 million of interest accrued was satisfied with the $231.0 million performance participation accrual for the six months ended June 30, 2025. In April 2025, the Company issued 3.3 million units of BREIT OP to the Special Limited Partner as payment for the $46.0 million of net performance participation allocation previously accrued. The remaining $88.8 million of the performance participation allocation expense relating to the six month period ended June 30, 2025 is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. Subsequent to June 30, 2025, the Company issued 6.4 million units of BREIT OP to the Special Limited Partner as payment for the remaining $88.8 million of performance participation allocation.
As of August 13, 2025, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $3.8 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and six months ended June 30, 2025, the Company incurred management fees of $166.9 million and $335.3 million, respectively. During the three and six months ended June 30, 2024, the Company incurred management fees of $180.7 million, and $367.8 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company issued BREIT OP units of 24.4 million and 26.3 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $55.6 million and $56.4 million related to the management fees as of June 30, 2025 and December 31, 2024, respectively. During July 2025, the Adviser was issued 4.0 million units of BREIT OP as payment for the management fees accrued as of June 30, 2025. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three and six months ended June 30, 2025 and 2024.
Other
As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance due to the Adviser of $3.1 million and $1.8 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.

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
During the three and six months ended June 30, 2025, the Company paid LNLS $8.9 million and $19.6 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three and six months ended June 30, 2025, the Company received a net refund of $0.4 million and $0.5 million, respectively, of insurance premiums previously paid to a captive insurance company owned by us and other Blackstone-advised investment vehicles. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
During the three months ended June 30, 2024, the Company did not receive a refund nor contribute capital to the captive insurance company owned by it and other Blackstone-advised investment vehicles. During the six months ended June 30, 2024, the Company received a net refund of $0.3 million related to insurance premiums previously paid to the captive insurance company.
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

Beginning in January 2025, the Company engaged TAH Operations LLC (“Tricon”), a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s rental housing properties.

Beginning in January 2025, the Company engaged Perform Properties LLC (“Perform Properties”), a portfolio company owned by a Blackstone-advised fund, to provide the services that ShopCore Properties TRS Management LLC and EQ Management, LLC had previously provided to the Company’s retail and office properties. Those services include management services, corporate support services and transaction support services.

Beginning in February 2025, the Company engaged Apartment Income REIT, L.P., a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s rental housing properties.

The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Link Logistics Real Estate LLC	$30,377	$31,578	$6,398	$5,122	$6,578	$364
Tricon	27,264	—	2,083	—	—	—
LivCor, LLC	26,162	22,922	4,988	6,047	2,111	2,510
Perform Properties LLC(1)	7,209	10,403	126	170	277	1,172
Revantage(2)	7,128	7,433	2,443	2,129	15	—
BRE Hotels and Resorts LLC	3,337	3,177	336	315	25	—
BPP MFNY Employer LLC	828	895	300	334	—	—
Apartment Income REIT, L.P.	577	—	—	—	20	—
Longview Senior Housing, LLC	320	253	—	—	—	—
	$103,202	$76,661	$16,674	$14,117	$9,026	$4,046

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Link Logistics Real Estate LLC	$59,049	$59,110	$12,795	$11,104	$8,902	$816
Tricon	39,022	—	2,083	—	—	—
LivCor, LLC	54,456	50,651	9,977	11,552	3,409	4,480
Perform Properties LLC(1)	15,680	20,826	250	762	544	1,523
Revantage(2)	16,434	11,028	4,887	4,404	15	—
BRE Hotels and Resorts LLC	6,349	6,324	673	824	25	—
BPP MFNY Employer LLC	1,694	1,716	601	729	—	—
Apartment Income REIT, L.P.	577	—	—	—	20	—
Longview Senior Housing, LLC	602	510	—	—	—	—
	$193,863	$150,165	$31,266	$29,375	$12,915	$6,819
(1)Includes Shopcore Properties TRS Management LLC and EQ Management, LLC for three and six months ended June 30, 2024.
(2)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.

As of June 30, 2025 and December 31, 2024, $34.6 million and $33.7 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities. See Note 11 for further details.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2024	For the Six Months Ended June 30, 2025			June 30, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$7,786	$—	$—	$(3,893)	$3,893	0.5 years
2023	14,673	—	—	(4,585)	10,088	1.3 years
2024	40,265	—	—	(10,060)	30,205	2.0 years
2025	—	76,371	—	(12,728)	63,643	2.8 years
	$62,724	$76,371	$—	$(31,266)	$107,829

For the three and six months ended June 30, 2025, certain portfolio companies owned by the Company earned revenue of $1.3 million and $2.4 million, respectively, from certain other Blackstone-advised investment vehicles in relation to corporate service fees and property management services. There were no such fees for the three and six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, the Company had a receivable of $50.9 million and $52.8 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	June 30, 2025	December 31, 2024
Interest rate and foreign currency hedging derivatives	$1,259,325	$2,002,173
Straight-line rent receivable	877,692	808,936
Intangible assets, net	750,840	826,900
Held-for-sale assets	748,854	753,533
Receivables, net	592,694	641,551
Single family rental homes risk retention securities	300,718	300,718
Securities held in trust	215,729	179,498
Deferred leasing costs, net	151,447	148,889
Prepaid expenses	117,872	175,167
Deferred financing costs, net	99,084	114,560
Due from affiliate(1)	—	95,024
Other	183,500	193,604
Total	$5,297,755	$6,240,553
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of Other Liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Right of use lease liability - operating leases	$608,230	$605,923
Liabilities related to held-for-sale assets	452,279	380,179
Stock repurchases payable	439,289	462,894
Accounts payable and accrued expenses	404,166	372,281
Accrued interest expense	326,108	338,509
Real estate taxes payable	314,544	284,392
Financing of affordable housing development	216,002	177,902
Distribution payable	200,708	202,801
Tenant security deposits	198,803	205,853
Intangible liabilities, net	154,915	178,510
Subscriptions received in advance	124,336	143,030
Prepaid rental income	118,034	179,464
Right of use lease liability - financing leases	80,106	79,493
Accrued service provider expenses(1)	34,566	33,685
Interest rate and foreign currency hedging derivatives	22,270	11,243
Other	138,998	131,546
Total	$3,833,354	$3,787,705
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,145,480	$(766,493)	$378,987
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	53,196	(36,267)	16,929
Other intangibles	421,457	(160,615)	260,842
Total intangible assets	$1,714,215	$(963,375)	$750,840

Intangible liabilities
Below-market lease intangibles	366,576	(211,661)	154,915
Total intangible liabilities	$366,576	$(211,661)	$154,915

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,187,182	(754,448)	$432,734
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	54,965	(35,086)	19,879
Other intangibles	415,767	(135,562)	280,205
Total intangible assets	$1,751,996	$(925,096)	$826,900

Intangible liabilities
Below-market lease intangibles	386,679	(208,169)	178,510
Total intangible liabilities	$386,679	$(208,169)	$178,510
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$52,703	$2,499	$14,669	$(19,468)
2026	86,975	4,129	28,181	(33,748)
2027	64,897	2,959	26,604	(23,903)
2028	51,064	2,225	25,233	(18,643)
2029	38,450	1,736	23,091	(14,459)
2030	26,722	1,286	21,043	(10,736)
Thereafter	58,176	2,095	122,021	(33,958)
Total	$378,987	$16,929	$260,842	$(154,915)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	June 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,105	2.6%	SOFR	3.1
Derivatives not designated as hedging instruments
Interest rate caps – property debt	162	22,110,445	5.8%	SOFR	0.8
Interest rate swaps – property debt	55	26,132,921	1.4%	SOFR, EURIBOR	2.5
Interest rate swaps – secured financings of investments in real estate debt	9	365,165	4.2%	SOFR	4.8
Total		$48,608,531
	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,906	2.6%	SOFR	3.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	17,189,532	6.6%	SOFR	0.9
Interest rate swaps – property debt	53	26,004,711	1.4%	SOFR, EURIBOR	3.0
Interest rate swaps – secured financings of investments in real estate debt	10	433,915	4.1%	SOFR	5.4
Total		$43,628,158
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $15.8 billion and $15.7 billion as of June 30, 2025 and December 31, 2024, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2025		December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	7	€46,119	8	€147,630
Buy USD / Sell GBP Forward	5	£36,514	6	£36,711
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)		Fair Value of Derivatives in a Liability Position(2)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$146,801	$295,596	$878	$—
Total derivatives designated as hedging instruments	146,801	295,596	878	—
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	1,103,869	1,686,623	3,950	1,406
Interest rate caps – property debt(3)	7,308	15,873	2,144	5,426
Interest rate swaps – secured financings of investments in real estate debt	235	488	11,278	4,411
Foreign currency forward contracts	1,112	3,593	4,020	—
Total derivatives not designated as hedging instruments	1,112,524	1,706,577	21,392	11,243
Total interest rate and foreign currency hedging derivatives	$1,259,325	$2,002,173	$22,270	$11,243
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $65.5 million and $117.2 million as of June 30, 2025 and December 31, 2024, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended June 30,
			2025	2024
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized loss	(1)	$(231,099)	$(41,792)
Interest rate caps – property debt	Unrealized loss	(1)	(4,353)	(6,094)
Interest rate caps – property debt	Realized gain	(1)	—	31
Interest rate swap – secured financings of investments in real estate debt	Unrealized loss	(1)	(645)	(4,782)
Foreign currency forward contract	Realized (loss) gain	(2)	(6,369)	801
Foreign currency forward contract	Unrealized (loss) gain	(2)	(738)	40
Total			$(243,204)	$(51,796)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(59,388)	3,946
Total			$(302,592)	$(47,850)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Six Months Ended June 30,
			2025	2024
Included in Net Loss
Interest rate swap – property debt	Unrealized (loss) gain	(1)	$(578,706)	$268,419
Interest rate caps – property debt	Unrealized loss	(1)	(12,796)	(16,972)
Interest rate caps – property debt	Realized (loss) gain	(1)	(18)	542
Interest rate swaps – secured financings of investments in real estate debt	Unrealized (loss) gain	(1)	(7,239)	10,573
Foreign currency forward contract	Realized (loss) gain	(2)	(4,780)	799
Foreign currency forward contract	Unrealized (loss) gain	(2)	(6,502)	4,162
Total			$(610,041)	$267,523
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(154,843)	105,299
Total			$(764,884)	$372,822

(1)Included in (Loss) Income from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and six months ended June 30, 2025, net gain of $30.3 million and $60.6 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of June 30, 2025, the Company was in a net liability position and posted collateral of $13.2 million with one of its counterparties as required under the derivative contracts. As of December 31, 2024, the Company was in a net liability position and posted collateral of $7.8 million with one of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2025, the Company had the authority to issue 12,100,000,000 shares, consisting of the following:

	Number of Shares (in thousands)	Par Value Per Share
Preferred Stock	100,000	$0.01
Class S Shares	3,000,000	$0.01
Class I Shares	6,000,000	$0.01
Class T Shares	500,000	$0.01
Class D Shares	1,500,000	$0.01
Class C Shares	500,000	$0.01
Class F Shares	500,000	$0.01
Total	12,100,000
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2025(1)
	Class S	Class I	Class T	Class D	Class C	Total
March 31, 2025	1,299,418	2,121,268	40,676	134,829	2,922	3,599,113
Common stock issued (converted)(2)	1,808	39,371	(2,133)	1,815	300	41,161
Distribution reinvestment	7,021	10,845	267	799	—	18,932
Common stock repurchased	(31,787)	(68,481)	(787)	(4,520)	(160)	(105,735)
June 30, 2025	1,276,460	2,103,003	38,023	132,923	3,062	3,553,471

	Six Months Ended June 30, 2025(1)
	Class S	Class I	Class T	Class D	Class C	Total
December 31, 2024	1,339,547	2,165,077	43,941	138,946	2,848	3,690,359
Common stock issued (converted)(2)	4,791	81,389	(4,088)	2,589	399	85,080
Distribution reinvestment	14,224	22,038	553	1,593	—	38,408
Common stock repurchased	(82,102)	(165,501)	(2,383)	(10,205)	(185)	(260,376)
June 30, 2025	1,276,460	2,103,003	38,023	132,923	3,062	3,553,471
(1)As of June 30, 2025, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class T and Class D to Class I during the three and six months ended June 30, 2025.
The Company registered a new offering with the SEC of up to $60.0 billion in shares of our common stock, consisting of up to $48.0 billion in any combination of Class S-2, Class T-2, Class D-2 and Class I shares in our primary offering and up to $12.0 billion in any combination of Class S-2, Class T-2, Class D-2, Class I, Class S, Class T and Class D shares pursuant to our distribution reinvestment plan, which was declared effective on August 5, 2025. The prior offering was terminated concurrently with the effectiveness of the new offering. As of August 13, 2025, no shares have yet to be issued under the new offering.

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
For the six months ended June 30, 2025, the Company repurchased 260.4 million shares of common stock and 2.2 million units of BREIT OP for a total of $3.6 billion, satisfying all repurchase requests for the six months ended June 30, 2025.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2025
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.1646	$0.1646	$0.1646	$0.1646
Stockholder servicing fee per share of common stock	(0.0293)	—	(0.0288)	(0.0085)
Net distributions declared per share of common stock	$0.1353	$0.1646	$0.1358	$0.1561

	Six Months Ended June 30, 2025
	Class S	Class I	Class T	Class D
Aggregate gross distributions declared per share of common stock	$0.3289	$0.3289	$0.3289	$0.3289
Stockholder servicing fee per share of common stock	(0.0583)	—	(0.0573)	(0.0169)
Net distributions declared per share of common stock	$0.2706	$0.3289	$0.2716	$0.3120
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

The following table details the Redeemable Non-controlling Interest activity related to the Special Limited Partner for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$15,688	$351
Settlement of prior quarter(s) performance participation allocation	45,963	15,370
GAAP income allocation	(1,196)	(124)
Distributions	(185)	(60)
Fair value allocation	2,205	216
Ending balance	$62,475	$15,753
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a Redeemable Non-controlling Interest in such joint ventures. As of June 30, 2025 and December 31, 2024, $159.9 million and $158.0 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interests of $2.6 million and $3.4 million, during the three and six months ended June 30, 2025, respectively, and $19.2 million and $20.1 million, during the three and six months ended June 30, 2024, respectively, to reflect their redemption value.

15. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, industrial, net lease, office, hospitality, retail, data centers and self storage properties. Leases at the Company’s industrial, office, retail and data centers properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, office, retail and data centers properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
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
Leases at the Company’s industrial, net lease, office, retail and data centers properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the consumer price index. Leases at the Company’s rental housing and self storage properties are short term, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$1,637,212	$1,765,926	$3,325,392	$3,580,530
Variable lease payments	133,448	146,618	277,657	295,079
Rental revenue	$1,770,660	$1,912,544	$3,603,049	$3,875,609
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of June 30, 2025 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025 (remaining)	$871,326
2026	1,697,873
2027	1,528,241
2028	1,334,046
2029	1,149,456
2030	961,773
Thereafter	14,201,413
Total	$21,744,128

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2025, the Company had 89 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of June 30, 2025 ($ in thousands):

	Operating Leases	Financing Leases
2025 (remaining)	$20,135	$2,221
2026	36,101	4,507
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
Thereafter	2,034,886	549,465
Total undiscounted future lease payments	2,238,213	575,518
Difference between undiscounted cash flows and discounted cash flows	(1,629,983)	(495,412)
Total lease liability	$608,230	$80,106
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases were 58 years and 76 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contains a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed ground rent expense	$3,393	$3,724	$7,027	$7,672
Variable ground rent expense	9,483	8,084	18,488	16,319
Total cash portion of ground rent expense	12,876	11,808	25,515	23,991
Straight-line ground rent expense	4,343	5,352	9,213	10,686
Total operating lease costs	$17,219	$17,160	$34,728	$34,677
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on lease liabilities	$1,079	$1,040	$2,166	$2,131
Amortization of right-of-use assets	309	317	613	616
Total financing lease costs	$1,388	$1,357	$2,779	$2,747

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
The following table details the total assets by segment ($ in thousands):

	June 30, 2025	December 31, 2024
Rental Housing	$55,816,287	$58,567,894
Industrial	17,182,149	17,771,159
Net Lease	8,005,793	8,029,195
Office	2,807,157	2,759,646
Hospitality	2,575,302	2,696,612
Retail	2,022,286	2,119,705
Data Centers	1,841,163	2,442,748
Self Storage	705,197	714,617
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	16,566,057	18,801,660
Other (Corporate)	1,482,547	2,335,005
Total assets	$109,003,938	$116,238,241

The following table details the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,170,522	$323,289	$150,385	$43,379	$—	$51,589	$13,504	$17,992	$—	$1,770,660
Hospitality revenue	—	—	—	—	139,199	—	—	—	—	139,199
Other revenue	81,944	2,311	—	1,925	192	907	19	1,224	—	88,522
Total revenues	1,252,466	325,600	150,385	45,304	139,391	52,496	13,523	19,216	—	1,998,381
Expenses:
Rental property operating	670,569	109,291	655	16,797	—	19,682	2,993	8,838	—	828,825
Hospitality operating	—	—	—	—	97,968	—	—	—	—	97,968
Total expenses	670,569	109,291	655	16,797	97,968	19,682	2,993	8,838	—	926,793
(Loss) Income from unconsolidated entities	(5,416)	126,185	(106)	5,649	(2,278)	(1,133)	(95,910)	—	—	26,991
Income from investments in real estate debt	—	—	—	—	—	—	—	—	133,654	133,654
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	38,207	38,207
GAAP segment income (loss)	$576,481	$342,494	$149,624	$34,156	$39,145	$31,681	$(85,380)	$10,378	$171,861	$1,270,440

Depreciation and amortization	$(520,797)	$(162,066)	$(49,556)	$(21,696)	$(22,989)	$(19,259)	$(5,546)	$(6,742)	$—	$(808,651)

General and administrative										(16,886)
Management fee										(166,892)
Performance participation allocation										(88,824)
Impairment of investments in real estate										(171,113)
Loss from interest rate derivatives										(236,097)
Net gain on dispositions of real estate										464,394
Interest expense, net										(777,766)
Loss on extinguishment of debt										(25,360)
Other expense										(12,228)
Net loss										$(568,983)
Net loss attributable to non-controlling interests in third party joint ventures										$40,124
Net loss attributable to non-controlling interests in BREIT OP										40,381
Net loss attributable to BREIT stockholders										$(488,478)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,276,380	$356,620	$150,384	$42,733	$—	$55,491	$13,356	$17,580	$—	$1,912,544
Hospitality revenue	—	—	—	—	150,129	—	—	—	—	150,129
Other revenue	85,375	5,212	—	2,698	—	1,194	—	1,395	—	95,874
Total revenues	1,361,755	361,832	150,384	45,431	150,129	56,685	13,356	18,975	—	2,158,547
Expenses:
Rental property operating	732,169	119,108	660	15,643	—	23,533	2,594	9,004	—	902,711
Hospitality operating	—	—	—	—	101,969	—	—	—	—	101,969
Total expenses	732,169	119,108	660	15,643	101,969	23,533	2,594	9,004	—	1,004,680
(Loss) income from unconsolidated entities	(5,513)	(30,452)	—	7,743	(800)	(580)	(8,396)	—	—	(37,998)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	157,075	157,075
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	41,013	41,013
Income from investments in equity securities(2)	4,509	—	—	—	—	—	—	—	—	4,509
GAAP Segment net income	$628,582	$212,272	$149,724	$37,531	$47,360	$32,572	$2,366	$9,971	$198,088	$1,318,466

Depreciation and amortization	$(570,934)	$(183,749)	$(51,878)	$(23,060)	$(22,990)	$(24,529)	$(5,541)	$(6,653)	$—	$(889,334)

General and administrative										(17,950)
Management fee										(180,655)
Performance participation allocation										104,966
Impairment of investments in real estate										(118,044)
Loss from interest rate derivatives										(52,637)
Net gain on dispositions of real estate										175,890
Interest expense, net										(857,855)
Loss on extinguishment of debt										(21,404)
Other expense(2)										(43,450)
Net loss										$(582,007)
Net loss attributable to non-controlling interests in third party joint ventures										$37,386
Net loss attributable to non-controlling interests in BREIT OP										26,122
Net loss attributable to BREIT stockholders										$(518,499)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.
(2)Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $3.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$2,392,227	$658,146	$300,769	$85,936	$—	$103,349	$27,247	$35,375	$—	$3,603,049
Hospitality revenue	—	—	—	—	273,315	—	—	—	—	273,315
Other revenue	160,097	8,162	—	3,902	259	2,131	19	2,619	—	177,189
Total revenues	2,552,324	666,308	300,769	89,838	273,574	105,480	27,266	37,994	—	4,053,553
Expenses:
Rental property operating	1,361,862	229,726	1,343	31,960	—	40,023	6,077	16,784	—	1,687,775
Hospitality operating	—	—	—	—	192,107	—	—	—	—	192,107
Total expenses	1,361,862	229,726	1,343	31,960	192,107	40,023	6,077	16,784	—	1,879,882
(Loss) Income from unconsolidated entities	(27,443)	212,926	(397)	7,890	(5,066)	(2,554)	(923,380)	—	—	(738,024)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	266,532	266,532
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	70,392	70,392
GAAP segment income (loss)	$1,163,019	$649,508	$299,029	$65,768	$76,401	$62,903	$(902,191)	$21,210	$336,924	$1,772,571

Depreciation and amortization	$(1,054,756)	$(328,192)	$(99,111)	$(42,941)	$(45,953)	$(40,299)	$(11,092)	$(13,406)	$—	$(1,635,750)

General and administrative										(33,000)
Management fee										(335,317)
Performance participation allocation										(230,999)
Impairment of investments in real estate										(341,371)
Loss from interest rate derivatives										(598,759)
Net gain on dispositions of real estate										600,303
Interest expense, net										(1,543,562)
Loss on extinguishment of debt										(36,874)
Other expense										(26,009)
Net loss										$(2,408,767)
Net loss attributable to non-controlling interests in third party joint ventures										$60,252
Net loss attributable to non-controlling interests in BREIT OP										163,400
Net loss attributable to BREIT stockholders										$(2,185,115)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$2,590,537	$723,678	$300,769	$85,842	$—	$113,082	$26,436	$35,265	$—	$3,875,609
Hospitality revenue	—	—	—	—	283,306	—	—	—	—	283,306
Other revenue	168,805	9,042	—	5,137	—	2,690	—	2,872	—	188,546
Total revenues	2,759,342	732,720	300,769	90,979	283,306	115,772	26,436	38,137	—	4,347,461
Expenses:
Rental property operating	1,473,115	241,602	1,326	30,205	—	47,601	5,003	17,315	—	1,816,167
Hospitality operating	—	—	—	—	193,884	—	—	—	—	193,884
Total expenses	1,473,115	241,602	1,326	30,205	193,884	47,601	5,003	17,315	—	2,010,051
(Loss) income from unconsolidated entities	(14,124)	(53,276)	—	13,588	(5,105)	(1,728)	(1,711)	—	—	(62,356)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	425,268	425,268
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	116,426	116,426
Income from investments in equity securities(2)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment income	$1,333,585	$437,842	$299,443	$74,362	$84,317	$66,443	$19,722	$20,822	$541,694	$2,878,230

Depreciation and amortization	$(1,157,124)	$(371,767)	$(103,756)	$(47,748)	$(45,666)	$(52,138)	$(11,082)	$(13,261)	$—	$(1,802,542)

General and administrative										(34,300)
Management fee										(367,776)
Impairment of investments in real estate										(183,758)
Income from interest rate derivatives										262,562
Net gain on dispositions of real estate										282,444
Interest expense, net										(1,689,570)
Loss on extinguishment of debt										(52,052)
Other expense(1)										(45,315)
Net loss										$(752,077)
Net loss attributable to non-controlling interests in third party joint ventures										$69,059
Net loss attributable to non-controlling interests in BREIT OP										31,506
Net loss attributable to BREIT stockholders										$(651,512)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.
(2)Included within Other (expense) income on the Condensed Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of June 30, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

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
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and our unconsolidated investment in a Net Lease platform. Unconsolidated interests are included in the respective property segment.
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

As of August 13, 2025, we had received cumulative net proceeds of $78.3 billion from the sale of 6.1 billion shares of our Class S, Class I, Class T, Class D and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class S, Class I, Class T, Class D and Class C units. As of August 13, 2025, there are no Class S-2, Class T-2, Class D-2 and Class F shares or Class S-2, Class T-2, Class D-2 and Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments

Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. More recently, greater clarity in the U.S. policy environment and lower market volatility have contributed to stronger real estate transaction activity. We believe commercial real estate is increasingly well-positioned for a recovery from its cyclical downturn, which is further supported by continuing low supply (including in sectors in which our portfolio is concentrated, such as multifamily) and continued improvement in the cost and availability of debt. Continued deceleration in inflation may also encourage the lowering of interest rates, which should be constructive for real estate values. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our investors, their tenants and the value of the real estate assets related to our investments.

Q2 2025 Highlights
Operating Results:
•Declared monthly net distributions totaling $592.6 million for the three months ended June 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class I	Class T	Class D
Average Annualized Distribution Rate(1)	3.9%	4.8%	4.0%	4.6%
Year-to-Date Total Return, without upfront selling commissions(2)	2.6%	3.1%	2.6%	3.0%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(0.8)%	n/a	(0.8)%	1.4%
Inception-to-Date Total Return, without upfront selling commissions(2)	8.3%	9.3%	8.5%	9.0%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	7.9%	n/a	8.0%	8.8%
Investments:
•Sold 18 rental housing properties, 42 industrial properties, one hospitality property, and one retail property for total net proceeds of $2.0 billion. We recognized a net realized gain of $293.3 million, net of the impairments recorded during the quarter, related to the disposition of such properties.
Capital and Financing Activity:
•Raised $1.1 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended June 30, 2025. Repurchased $1.5 billion of our shares and units from investors during the three months ended June 30, 2025.
•Decreased financings by a net $0.8 billion during the quarter.
Current Portfolio:
•Our portfolio as of June 30, 2025 consisted of investments in real estate (95% based on fair value) and investments in real estate debt (5%).
•Our 4,530 properties(3) as of June 30, 2025 consisted primarily of Rental Housing (46% based on fair value), Industrial (24%) and Data Centers (17%), and our real estate portfolio was primarily concentrated in the following regions: South (37%), West (28%) and East (20%).
•Our investments in real estate debt as of June 30, 2025 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(3)Excludes 62,150 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of June 30, 2025:

Investment Allocation[1]

Real Estate Debt
5%
Real Estate
95%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2025:
(1) “Real estate investments” include wholly owned property investments, BREIT’s share of property investments held through joint ventures and equity in public and private real estate-related companies. “Real estate debt” includes BREIT’s investments in CMBS, RMBS, mortgage and mezzanine loans, and other debt secured by real estate and real estate related assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated Generally Accepted Accounting Principles (“GAAP”) Balance Sheets. “Property Sector” weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third party interests in such real estate investments. “Region Concentration” represents regions as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of our real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third party interests in such real estate properties. “Non-U.S.” reflects investments in Europe and Canada.

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2025:
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
As of June 30, 2025, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,530 properties and 62,150 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Office, Hospitality, Retail, and Self Storage properties.

The following table provides a summary of our portfolio by property sector as of June 30, 2025:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Six Months Ended June 30,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2025 ($ in thousands)	2024 ($ in thousands)
Rental Housing(8)	934	270,423 units	93%	$21,564	$55,475,666	$2,292,405	$2,435,339
Industrial	3,019	411,491 sq. ft.	92%	$6.58	28,298,425	862,530	912,572
Data Centers	124	12,763 sq. ft.	100%	$15.30	20,201,622	364,935	264,827
Net Lease	54	15,784 sq. ft.	100%	N/A	5,889,758	257,675	257,174
Office	14	5,171 sq. ft.	97%	$43.63	3,260,783	134,557	134,416
Hospitality	244	33,440 keys	72%	$192.36/$138.75	2,869,520	328,402	324,012
Retail	62	8,659 sq. ft.	96%	$21.68	2,614,204	114,287	125,723
Self Storage	79	5,050 sq. ft.	86%	$14.36	840,548	37,234	37,374
Total	4,530		93%		$119,450,526	$4,392,025	$4,491,437
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data centers investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of June 30, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended June 30, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing and senior living, average effective annual base rent represents the base rent for the three months ended June 30, 2025 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, senior living, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized June 30, 2025 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2025. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $88.1 billion allocable share of consolidated real estate properties and our $31.3 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
(7)Includes the revenues from our consolidated real estate properties and our allocable share of revenues from properties held by unconsolidated entities. The prior period has been recast to exclude the non-controlling interest's allocable share of revenue to be consistent with the current period presentation. See the Property Sector Revenue disclosure immediately following this table for certain Non-GAAP disclosures and reconciliations.
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites, single family rental homes and senior living units.

Property Sector Revenue

Property Sector Revenue is a supplemental non-GAAP measure of revenue that includes our allocable share of the revenues from all consolidated and unconsolidated properties in our portfolio, which we believe is meaningful for management, investors, and other users of our financial statements to assess the scale of our exposure to different property sectors. We define Property Sector Revenue as our allocable share of the revenues from our consolidated properties plus our allocable share of revenues from unconsolidated entities. Property Sector Revenue may not be comparable to that of other companies and should not be considered to be more relevant or accurate in evaluating our operating performance than GAAP total revenues.

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	For the Six Months Ended June 30,
	2025	2024
Total revenues(1)	$4,053,553	$4,347,461
Less: revenues allocable to non-controlling interests	(411,655)	(424,249)
Allocable share of revenues from unconsolidated entities	750,127	568,225
Property Sector Revenue	$4,392,025	$4,491,437
(1)Reflects total revenues determined in accordance with GAAP. See condensed consolidated statements of operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2025:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	Apr. 2017	100%	959 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	92%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	93%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
Gilbert Multifamily	1	Gilbert, AZ	Sept. 2017	90%	366 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	3	Various	Various	100%	576 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	89%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	95%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Coyote Multifamily Portfolio	5	Phoenix, AZ	Aug. 2018	100%	1,398 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	93%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	94%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	92%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	94%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	92%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	94%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	89%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	94%
Arium Multifamily Portfolio	3	Various	Dec. 2019	100%	972 units	94%
Acorn Multifamily Portfolio	16	Various	Feb. & May 2020	98%	6,636 units	93%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	92%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Jaguar Multifamily Portfolio	5	Various	Nov. & Dec. 2020	100%	1,935 units	94%
Kansas City Multifamily Portfolio	1	Overland Park, KS	Dec. 2020	100%	380 units	96%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	93%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	95%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	92%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	94%
Charlotte Multifamily Portfolio	2	Charlotte, NC	June & Aug. 2021	100%	576 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	94%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	92%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	93%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	95%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	92%
Roman 2.0 Multifamily Portfolio	18	Various	Dec. 2021 & Jan. 2022	100%	5,876 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	92%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	93%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	95%
Rapids Multifamily Portfolio	35	Various	May 2022	100%	10,431 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)	37	Various	June 2022	100%	10,205 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	95%
Tricon - Multifamily(7)	10	Various	May 2024	Various(7)	2,032 units	(5)
Highroads MH	2	Phoenix, AZ	Apr. 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	9	Various	June 2018	99.6%	2,164 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	87%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	Apr. 2019	99.6%	770 units	94%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	797 units	92%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	96%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	89%
Legacy MH Portfolio	7	Various	Apr. 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	78%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	100%
Southeast MH Portfolio	22	Various	Dec. 2020	99.6%	5,858 units	93%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	267 units	93%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	90%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	93%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	98%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	805 units	94%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	92%
Robin Student Housing Portfolio	6	Various	Mar. 2022	98%	1,205 units	85%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	149 units	91%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	91%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	96%
American Campus Communities	140	Various	Aug. 2022	69%	33,545 units	91%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	24,280 units	94%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	37,870 units	(5)
Quebec Independent Living Portfolio	5	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,449 units	96%
Ace Affordable Housing Portfolio(10)	394	Various	Dec. 2021	Various(10)	54,925 units	92%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	96%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	96%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	94%
Total Rental Housing	934				270,423 units

Industrial:
HS Industrial Portfolio	30	Various	Apr. 2017	100%	4,903 sq. ft.	96%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,693 sq. ft.	100%
Canyon Industrial Portfolio	104	Various	Mar. 2018	100%	16,058 sq. ft.	95%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	48	Various	Nov. 2018	100%	7,227 sq. ft.	92%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	88%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	95%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	97%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	100%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	99%
Jupiter 12 Industrial Portfolio	259	Various	Sept. 2019	100%	50,171 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	85%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,941 sq. ft.	78%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	95%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	12	Various	Dec. 2020	100%	1,978 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	3,147 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	7	Various	Feb. 2021	100%	1,058 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	80%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	87%
Winston Industrial Portfolio(12)	112	Various	Oct. 2021	Various(12)	29,093 sq. ft.	92%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	89	Various	Nov. 2021	99%	13,699 sq. ft.	89%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	324	Various	Nov. 2021	12%	69,641 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,545 sq. ft.	(5)
Maplewood Industrial	13	Various	Dec. 2021	100%	2,969 sq. ft.	75%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	99%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,559 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	80%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,598	Various Europe	Various	15%	143,175 sq. ft.	(5)
Total Industrial	3,019				411,491 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	110	Various	Aug. 2021	35.5%	10,066 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	124				12,763 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease	52	Various	Various	25%	375 sq. ft.	(5)
Total Net Lease	54				15,784 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	88%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	99%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,081 sq. ft.	(5)

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	95%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	San Antonio, TX	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,171 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	66%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	71%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	82%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	66%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	83%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	75%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	84%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	68%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	71%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	74%
Raven Select Service Portfolio	13	Various	June 2019	100%	1,542 keys	71%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	71%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	68%
RHW Select Service Portfolio	6	Various	Nov. 2019	100%	557 keys	67%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	80%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	70%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	67%
Sleep Extended Stay Hotel Portfolio(11)	196	Various	July 2022	30%	24,935 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	75%
Total Hospitality	244				33,440 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	96%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,226 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	98%
Pike Retail Portfolio(6)(13)	31	Various	June 2022	Various(13)	3,406 sq. ft.	95%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	62				8,659 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,250 sq. ft.	87%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	87%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,089 sq. ft.	87%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	90%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	84%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	83%
Flamingo Self Storage Portfolio	6	Various	Various	98%	376 sq. ft.	84%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,753 sq. ft.	85%
Total Self Storage	79				5,050 sq. ft.

Total Investments in Real Estate	4,530

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
(5)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of June 30, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended June 30, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of June 30, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities (“PAC”).
(7)Includes various ownership interests in 10 unconsolidated multifamily properties.
(8)Includes a 100% interest in 14,275 consolidated single family rental homes, a 44% interest in 8,420 unconsolidated single family rental homes, and a 12% interest in 1,585 unconsolidated single family rental homes.
(9)Includes various ownership interests in 37,870 unconsolidated single family rental homes.
(10)Includes various ownership interests in 390 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 92 consolidated industrial properties and 20 unconsolidated industrial properties.
(13)Includes 30 wholly owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of June 30, 2025 ($ and square feet data in thousands). The table below excludes our rental housing and self-storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	277	$63,008	4%	19,584	11%
2026	593	180,804	10%	27,837	15%
2027	715	219,985	12%	29,688	16%
2028	629	206,750	12%	27,898	15%
2029	476	194,748	11%	23,015	13%
2030	380	187,743	11%	21,601	12%
2031	140	53,109	3%	6,362	3%
2032	88	51,098	3%	4,603	3%
2033	78	35,839	2%	2,645	1%
2034	64	25,262	1%	3,196	2%
Thereafter	147	568,878	31%	15,706	9%
Total	3,587	$1,787,224	100%	182,135	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2025 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets, based on fair value as of June 30, 2025:

Collateral Type

Diversified
1%
Hospitality
3%
Office
5%
Net Lease
14%
Industrial
35%
Rental Housing
42%

Credit Rating[1]

BBB
13%
BB
13%
B
11%
CCC and
Below
1%
Private
CRE Loans
15%
Not Rated[2]
47%

(1)BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, B represents credit ratings of B+, B, and B-, and CCC and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 55% and are primarily composed of 47% industrial and 52% rental housing assets.

The following table details our investments in real estate debt as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	5/18/2033	$5,100,570	$5,051,029	$4,832,483
RMBS	4.1%	10/16/2058	117,737	115,005	91,755
Corporate bonds	4.9%	5/28/2028	56,668	56,003	54,099
Total real estate securities	8.3%	10/17/2033	5,274,975	5,222,037	4,978,337
Commercial real estate loans	+4.5%	10/19/2027	919,484	892,832	905,733
Other investments(5)(6)	5.7%	9/21/2029	287,094	275,910	349,264
Total investments in real estate debt	8.2%	9/10/2032	$6,481,553	$6,390,779	$6,233,334
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and exclude the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of June 30, 2025 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of June 30, 2025, we have interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $3.7 billion as of June 30, 2025. In addition, CMBS includes zero-coupon securities of $0.2 billion as of June 30, 2025.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and 2024 ($ in thousands, except per share data):

	Three Months Ended June 30,		Change
	2025	2024	$
Revenues
Rental revenue	$1,770,660	$1,912,544	$(141,884)
Hospitality revenue	139,199	150,129	(10,930)
Other revenue	88,522	95,874	(7,352)
Total revenues	1,998,381	2,158,547	(160,166)
Expenses
Rental property operating	828,825	902,711	(73,886)
Hospitality operating	97,968	101,969	(4,001)
General and administrative	16,886	17,950	(1,064)
Management fee	166,892	180,655	(13,763)
Performance participation allocation	88,824	(104,966)	193,790
Impairment of investments in real estate	171,113	118,044	53,069
Depreciation and amortization	808,651	889,334	(80,683)
Total expenses	2,179,159	2,105,697	73,462
Other income (expense)
Income (loss) from unconsolidated entities	26,991	(37,998)	64,989
Income from investments in real estate debt	133,654	157,075	(23,421)
Change in net assets of consolidated securitization vehicles	38,207	41,013	(2,806)
Loss from interest rate derivatives	(236,097)	(52,637)	(183,460)
Net gain on dispositions of real estate	464,394	175,890	288,504
Interest expense, net	(777,766)	(857,855)	80,089
Loss on extinguishment of debt	(25,360)	(21,404)	(3,956)
Other expense	(12,228)	(38,941)	26,713
Total other income (expense)	(388,205)	(634,857)	246,652
Net loss	$(568,983)	$(582,007)	$13,024
Net loss attributable to non-controlling interests in third party joint ventures	$40,124	$37,386	$2,738
Net loss attributable to non-controlling interests in BREIT OP	40,381	26,122	14,259
Net loss attributable to BREIT stockholders	$(488,478)	$(518,499)	$30,021
Net loss per share of common stock — basic and diluted	$(0.14)	$(0.13)	$(0.01)
Rental Revenue
During the three months ended June 30, 2025, rental revenue decreased $141.9 million as compared to the three months ended June 30, 2024. The decrease can primarily be attributed to a $179.2 million decrease in Non-Same Property revenues due to the real estate dispositions from April 1, 2024 to June 30, 2025, partially offset by a $37.3 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended June 30, 2025, hospitality revenue decreased $10.9 million as compared to the three months ended June 30, 2024. The decrease can primarily be attributed to a $5.8 million decrease in Same Property revenues and a $5.1 million decrease in Non-Same Property revenues due to the real estate dispositions from April 1, 2024 to June 30, 2025. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Other Revenue

During the three months ended June 30, 2025, other revenue decreased $7.4 million as compared to the three months ended June 30, 2024. The decrease can primarily be attributed to a $22.3 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2024 to June 30, 2025, partially offset by a $14.9 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the three months ended June 30, 2025, rental property operating expenses decreased $73.9 million as compared to the three months ended June 30, 2024. The decrease can primarily be attributed to a $96.5 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from April 1, 2024 to June 30, 2025, partially offset by a $22.6 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended June 30, 2025, hospitality operating expenses decreased $4.0 million as compared to the three months ended June 30, 2024. The decrease can primarily be attributed to a $3.8 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from April 1, 2024 to June 30, 2025, in addition to a $0.2 million decrease in Same Property operating expenses. See “Same Property NOI” section for further details of the decrease in Same Property operating expenses.
General and Administrative Expenses
During the three months ended June 30, 2025, general and administrative expenses decreased $1.1 million compared to the three months ended June 30, 2024. The decrease was due to a decrease in various corporate level expenses during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Management Fee
During the three months ended June 30, 2025, the management fee decreased $13.8 million compared to the three months ended June 30, 2024. The decrease was due to a lower average NAV during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Performance Participation Allocation
During the three months ended June 30, 2025, the performance participation allocation expense increased $193.8 million compared to the three months ended June 30, 2024. The increase was primarily the result of a higher total return for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, in addition to the reversal of the previously accrued performance participation allocation during the three months ended June 30, 2024.
Impairment of Investments in Real Estate

During the three months ended June 30, 2025, impairments of investments in real estate increased $53.1 million compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, we recognized an aggregate $171.1 million of impairment charges including (i) $125.3 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $45.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

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
Depreciation and Amortization
During the three months ended June 30, 2025, depreciation and amortization decreased $80.7 million compared to the three months ended June 30, 2024. The decrease was primarily driven by the impact of disposition activity from April 1, 2024 through June 30, 2025.
Income (loss) from Unconsolidated Entities
During the three months ended June 30, 2025, we had a net income from unconsolidated entities of $27.0 million, primarily related to the change in the fair value of unconsolidated entities carried at fair value. During the three months ended June 30, 2024, we had a net loss from unconsolidated entities of $38.0 million primarily attributable to unrealized losses related to the change in the fair value of unconsolidated entities carried at fair value.

Income from Investments in Real Estate Debt
During the three months ended June 30, 2025, income from investments in real estate debt decreased $23.4 million compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease of $35.9 million in interest income as a result of sales and repayments, partially offset by an increase of $9.5 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended June 30, 2025, the change in net assets of consolidated securitization vehicles decreased $2.8 million compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease of $8.3 million in interest income, partially offset by an increase of $5.5 million in net unrealized/realized gains.
Loss from Interest Rate Derivatives
During the three months ended June 30, 2025, income from interest rate derivatives decreased $183.5 million compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in the fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2025, net gain on dispositions of real estate increased $288.5 million compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, we recorded $464.4 million of net gains from the disposition of 42 industrial properties, 18 rental housing properties, one hospitality property, and one retail property. During the three months ended June 30, 2024, we recorded $175.9 million of net gains from the disposition of 21 rental housing properties, 17 industrial properties and nine retail properties.
Interest Expense, Net
During the three months ended June 30, 2025, net interest expense decreased $80.1 million compared to the three months ended June 30, 2024, The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions and the corresponding payoff of debt related to such dispositions from April 1, 2024 to June 30, 2025.
Loss on Extinguishment of Debt
During the three months ended June 30, 2025, loss on extinguishment of debt increased $4.0 million compared to the three months ended June 30, 2024. The increase was primarily due to the impact of refinancing and disposition activity during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Other (Expense) Income
During the three months ended June 30, 2025, other expense decreased $26.7 million compared to the three months ended June 30, 2024. The decrease was primarily due to decreases in realized losses of $34.3 million related to exchanges of certain partnership interests during the three months ended June 30, 2024.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2025 and 2024 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2025	2024	$
Revenues
Rental revenue	$3,603,049	$3,875,609	$(272,560)
Hospitality revenue	273,315	283,306	(9,991)
Other revenue	177,189	188,546	(11,357)
Total revenues	4,053,553	4,347,461	(293,908)
Expenses
Rental property operating	1,687,775	1,816,167	(128,392)
Hospitality operating	192,107	193,884	(1,777)
General and administrative	33,000	34,300	(1,300)
Management fee	335,317	367,776	(32,459)
Performance participation allocation	230,999	—	230,999
Impairment of investments in real estate	341,371	183,758	157,613
Depreciation and amortization	1,635,750	1,802,542	(166,792)
Total expenses	4,456,319	4,398,427	57,892
Other income (expense)
Loss from unconsolidated entities	(738,024)	(62,356)	(675,668)
Income from investments in real estate debt	266,532	425,268	(158,736)
Change in net assets of consolidated securitization vehicles	70,392	116,426	(46,034)
(Loss) income from interest rate derivatives	(598,759)	262,562	(861,321)
Net gain on dispositions of real estate	600,303	282,444	317,859
Interest expense, net	(1,543,562)	(1,689,570)	146,008
Loss on extinguishment of debt	(36,874)	(52,052)	15,178
Other (expense) income	(26,009)	16,167	(42,176)
Total other income (expense)	(2,006,001)	(701,111)	(1,304,890)
Net loss	$(2,408,767)	$(752,077)	$(1,656,690)
Net loss attributable to non-controlling interests in third party joint ventures	$60,252	$69,059	$(8,807)
Net loss attributable to non-controlling interests in BREIT OP	163,400	31,506	131,894
Net loss attributable to BREIT stockholders	$(2,185,115)	$(651,512)	$(1,533,603)
Net loss per share of common stock — basic and diluted	$(0.61)	$(0.17)	$(0.44)
Rental Revenue
During the six months ended June 30, 2025, rental revenue decreased $272.6 million as compared to the six months ended June 30, 2024. The decrease can primarily be attributed to a $358.3 million decrease in Non-Same Property revenues due to the real estate dispositions from April 1, 2024 to June 30, 2025, partially offset by an $85.7 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the six months ended June 30, 2025, hospitality revenue decreased $10.0 million as compared to the six months ended June 30, 2024. The decrease can primarily be attributed to a $9.1 million decrease in Non-Same Property revenues due to the real estate dispositions from April 1, 2024 to June 30, 2025 and a $0.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.
Other Revenue
During the six months ended June 30, 2025, other revenue decreased $11.4 million as compared to the six months ended June 30, 2024. The decrease can primarily be attributed to a $34.2 million decrease in Non-Same Property revenues due to the real estate dispositions from April 1, 2024 to June 30, 2025, partially offset by a $22.8 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the six months ended June 30, 2025, rental property operating expenses decreased $128.4 million as compared to the six months ended June 30, 2024. The decrease can primarily be attributed to a $172.6 million decrease in Non-Same Property operating expenses due to the real estate dispositions from April 1, 2024 to June 30, 2025, partially offset by a $44.2 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the six months ended June 30, 2025, hospitality operating expenses decreased $1.8 million as compared to the six months ended June 30, 2024. The decrease can primarily be attributed to a $3.1 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions from April 1, 2024 to June 30, 2025, partially offset by a $1.3 million increase in Same Property hospitality operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the six months ended June 30, 2025, general and administrative expenses decreased $1.3 million compared to the six months ended June 30, 2024. The decrease was due to a decrease in various corporate level expenses during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Management Fee
During the six months ended June 30, 2025, the management fee decreased $32.5 million compared to the six months ended June 30, 2024. The decrease was due to a lower average NAV during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Performance Participation Allocation
During the six months ended June 30, 2025, the performance participation allocation expense increased $231.0 million compared to the six months ended June 30, 2024. The increase was primarily the result of a higher total return for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Impairment of Investments in Real Estate

During the six months ended June 30, 2025, impairments of investments in real estate increased $157.6 million compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, we recognized an aggregate $341.4 million of impairment charges including (i) $272.1 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $69.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the six months ended June 30, 2024, we recognized an aggregate $183.8 million of impairment charges including (i) $112.1 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily shorter hold period, and (ii) $71.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the six months ended June 30, 2025, depreciation and amortization decreased $166.8 million compared to the six months ended June 30, 2024. The decrease was primarily driven by the impact of disposition activity from April 1, 2024 through June 30, 2025.
Income (loss) from Unconsolidated Entities
During the six months ended June 30, 2025, we had a net loss from unconsolidated entities of $738.0 million, primarily driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs. During the six months ended June 30, 2024, we had a net loss from unconsolidated entities of $62.4 million related to the change in the fair value of unconsolidated entities carried at fair value.

Income from Investments in Real Estate Debt
During the six months ended June 30, 2025, income from investments in real estate debt decreased $158.7 million compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease of $101.4 million in interest income as a result of sales and repayments and a decrease of $60.7 million in net unrealized/realized gains on our investments in real estate debt and related derivatives .
Change in Net Assets of Consolidated Securitization Vehicles
During the six months ended June 30, 2025, the change in net assets of consolidated securitization vehicles decreased $46.0 million compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease of $16.0 million in interest income and an increase in net unrealized/realized losses of $30.0 million.
(Loss) Income from Interest Rate Derivatives
During the six months ended June 30, 2025, income from interest rate derivatives decreased $861.3 million compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2025, net gain on dispositions of real estate increased $317.9 million compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, we recorded $600.3 million of net gains from the disposition of 50 industrial properties, 37 rental housing properties, three retail properties and one hospitality property. During the six months ended June 30, 2024, we recorded $282.4 million of net gains from the disposition of 54 rental housing properties, 31 industrial properties, and 10 retail properties.
Interest Expense, Net
During the six months ended June 30, 2025, net interest expense decreased $146.0 million compared to the six months ended June 30, 2024. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from April 1, 2024 to June 30, 2025.
Loss on Extinguishment of Debt
During the six months ended June 30, 2025, loss on extinguishment of debt decreased $15.2 million compared to the six months ended June 30, 2024. The decrease was primarily due to the impact of refinancing and disposition activity during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other (Expense) Income
During the six months ended June 30, 2025, other (expense) income decreased $42.2 million compared to the six months ended June 30, 2024. The decrease was primarily due to decreases in realized losses of $34.3 million related to exchanges of certain partnership interests during the six months ended June 30, 2024.

Same Property NOI
Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) lease termination fees, (vii) portfolio-level corporate costs, (viii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income (loss) from interest rate derivatives, (h) net gain on dispositions of real estate, (i) interest expense, net, (j) loss on extinguishment of debt, (k) other income (expense), and (l) buyout costs and (ix) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.
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

For the three months ended June 30, 2025 and 2024, our Same Property portfolio consisted of 896 rental housing, 2,952 industrial, two net lease, 43 data centers, 241 hotel, 79 self storage, 60 retail, and 13 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$
Net loss	$(568,983)	$(582,007)	$13,024
Adjustments to reconcile to Same Property NOI
General and administrative	16,886	17,950	(1,064)
Management fee	166,892	180,655	(13,763)
Performance participation allocation	88,824	(104,966)	193,790
Impairment of investments in real estate	171,113	118,044	53,069
Depreciation and amortization	808,651	889,334	(80,683)
(Income) loss from unconsolidated entities	(26,991)	37,998	(64,989)
Income from investments in real estate debt	(133,654)	(157,075)	23,421
Change in net assets of consolidated securitization vehicles	(38,207)	(41,013)	2,806
Loss from interest rate derivatives	236,097	52,637	183,460
Net gain on dispositions of real estate	(464,394)	(175,890)	(288,504)
Interest expense, net	777,766	857,855	(80,089)
Loss on extinguishment of debt	25,360	21,404	3,956
Other expense	12,228	38,941	(26,713)
Portfolio-level corporate costs(1)	161,882	167,128	(5,246)
Incentive compensation awards(2)	17,722	17,573	149
Lease termination fees	(252)	(1,055)	803
Amortization of above and below-market lease intangibles	(9,164)	(11,494)	2,330
Straight-line rental income and expense	(34,059)	(39,210)	5,151
NOI from unconsolidated entities	278,341	215,063	63,278
NOI attributable to non-controlling interests in consolidated joint ventures	(113,976)	(113,391)	(585)
NOI attributable to BREIT stockholders	1,372,082	1,388,481	(16,399)
Less: Non-Same Property NOI attributable to BREIT stockholders	122,473	170,702	(48,229)
Same Property NOI attributable to BREIT stockholders	$1,249,609	$1,217,779	$31,830
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues
Rental revenue	$1,667,240	$1,629,984	$37,256	2%
Hospitality revenue	135,882	141,650	(5,768)	(4)%
Other revenue	70,698	55,768	14,930	27%
Total revenues	1,873,820	1,827,402	46,418	3%

Expenses
Rental property operating	621,970	599,327	22,643	4%
Hospitality operating	88,892	89,088	(196)	(1)%
Total expenses	710,862	688,415	22,447	3%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(111,348)	(107,103)	(4,245)	4%
Consolidated Same Property NOI attributable to BREIT stockholders	1,051,610	1,031,884	19,726	2%
Same Property NOI from unconsolidated entities	197,999	185,895	12,104	7%
Same Property NOI attributable to BREIT stockholders	$1,249,609	$1,217,779	$31,830	3%
Same Property – Rental Revenue
Same Property rental revenue increased $37.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to a $37.2 million increase in base rental revenue, a $2.8 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.7 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

	Three Months Ended June 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$1,088,926	$1,068,443	$20,483	—%	+2%
Industrial	234,407	222,613	11,794	(2)%	+7%
Net Lease	119,992	117,639	2,353	—%	+2%
Retail	36,663	34,989	1,674	—%	+5%
Office	31,149	30,943	206	(1)%	+2%
Self Storage	17,144	16,715	429	—%	+3%
Data Centers	10,310	10,095	215	—%	+2%
Total base rental revenue	$1,538,591	$1,501,437	$37,154
Same Property – Hospitality Revenue
Same Property hospitality revenue decreased $5.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in hospitality revenue was primarily due to decreases in average daily rate and a decrease in food and beverage revenue at our hotels during three months ended June 30, 2025.

Same Property – Other Revenue
Same Property other revenue increased $14.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to increased ancillary income at our rental housing properties during the three months ended June 30, 2025.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $22.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing properties during the three months ended June 30, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses decreased $0.2 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in hospitality operating expenses was primarily the result of decreased general operating expenses at our hotels during the three months ended June 30, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $12.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

For the six months ended June 30, 2025 and 2024, our Same Property portfolio consisted of 895 rental housing, 2,952 industrial, two net lease, 41 data centers, 241 hotel, 79 self storage, 60 retail, and 13 office properties. The following table reconciles GAAP net loss to Same Property NOI for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Net loss	$(2,408,767)	$(752,077)	$(1,656,690)
Adjustments to reconcile to Same Property NOI
General and administrative	33,000	34,300	(1,300)
Management fee	335,317	367,776	(32,459)
Performance participation allocation	230,999	—	230,999
Impairment of investments in real estate	341,371	183,758	157,613
Depreciation and amortization	1,635,750	1,802,542	(166,792)
Loss from unconsolidated entities	738,024	62,356	675,668
Income from investments in real estate debt	(266,532)	(425,268)	158,736
Change in net assets of consolidated securitization vehicles	(70,392)	(116,426)	46,034
Loss (income) from interest rate derivatives	598,759	(262,562)	861,321
Net gain on dispositions of real estate	(600,303)	(282,444)	(317,859)
Interest expense, net	1,543,562	1,689,570	(146,008)
Loss on extinguishment of debt	36,874	52,052	(15,178)
Other expense (income)	26,009	(16,167)	42,176
Portfolio-level corporate costs(1)	330,842	326,045	4,797
Incentive compensation awards(2)	35,059	36,703	(1,644)
Lease termination fees	(2,866)	(2,349)	(517)
Amortization of above and below-market lease intangibles	(19,287)	(24,382)	5,095
Straight-line rental income and expense	(68,983)	(79,071)	10,088
NOI from unconsolidated entities	521,210	407,144	114,066
NOI attributable to non-controlling interests in consolidated joint ventures	(241,554)	(240,613)	(941)
NOI attributable to BREIT stockholders	2,728,092	2,760,887	(32,795)
Less: Non-Same Property NOI attributable to BREIT stockholders	237,242	346,229	(108,987)
Same Property NOI attributable to BREIT stockholders	$2,490,850	$2,414,658	$76,192
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues
Rental revenue	$3,369,358	$3,283,706	$85,652	3%
Hospitality revenue	267,975	268,885	(910)	—%
Other revenue	130,590	107,753	22,837	21%
Total revenues	3,767,923	3,660,344	107,579	3%

Expenses
Rental property operating	1,245,016	1,200,773	44,243	4%
Hospitality operating	174,999	173,708	1,291	1%
Total expenses	1,420,015	1,374,481	45,534	3%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(234,920)	(227,146)	(7,774)	3%
Consolidated Same Property NOI attributable to BREIT stockholders	2,112,988	2,058,717	54,271	3%
Same Property NOI from unconsolidated entities	377,862	355,941	21,921	6%
Same Property NOI attributable to BREIT stockholders	$2,490,850	$2,414,658	$76,192	3%

Same Property – Rental Revenue
Same Property rental revenue increased $85.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to a $76.3 million increase in base rental revenue and a $9.3 million increase in tenant reimbursement income as a result of higher operating expenses.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Six Months Ended June 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$2,208,271	$2,160,542	$47,729	—%	+2%
Industrial	465,091	444,340	20,751	(2)%	+7%
Net Lease	239,637	234,938	4,699	—%	+2%
Retail	72,602	70,164	2,438	—%	+3%
Office	61,617	61,706	(89)	(1)%	+1%
Self Storage	33,837	33,668	169	(1)%	+2%
Data Centers	20,555	19,976	579	—%	+3%
Total base rental revenue	$3,101,610	$3,025,334	$76,276

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue decreased $0.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in hospitality revenue was primarily due to decreases in average daily rate and a decrease in food and beverage revenue at our hotels during the six months ended June 30, 2025.
Same Property – Other Revenue
Same Property other revenue increased $22.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to increased ancillary income at our rental housing properties during the six months ended June 30, 2025.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $44.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the six months ended June 30, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $1.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in hospitality operating expenses was primarily the result of increased general operating expenses resulting from increased occupancy at our hotels during the six months ended June 30, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $21.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Net loss attributable to BREIT stockholders	$(488,478)	$(518,499)	$(2,185,115)	$(651,512)
Net loss attributable to OP unitholders	(40,381)	(26,122)	(163,400)	(31,506)
Net loss attributable to BREIT stockholders and OP unitholders	(528,859)	(544,621)	(2,348,515)	(683,018)
Adjustments to arrive at FFO:
Depreciation and amortization	808,651	889,334	1,635,750	1,802,542
Impairment of investments in real estate	171,113	118,044	341,371	183,758
Net gain on dispositions of real estate	(464,394)	(175,890)	(600,303)	(282,444)
Net gain on change in control	(13,192)	34,290	(24,180)	29,587
Allocable share of adjustments related to unconsolidated entities	104,435	59,201	214,706	164,689
Amount attributable to non-controlling interests for above adjustments	(84,762)	(78,916)	(164,417)	(170,042)
FFO attributable to BREIT stockholders and OP unitholders	(7,008)	301,442	(945,588)	1,045,072
Adjustments to arrive at AFFO:
Performance participation allocation	88,824	(104,966)	230,999	—
Incentive compensation awards	20,165	19,702	39,946	41,108
Loss on extinguishment of debt	25,360	21,404	36,874	52,052
Unrealized losses (gains) in fair value of financial instruments	186,300	121,985	518,756	(363,879)
Straight-line rental income and expense	(35,910)	(36,839)	(65,581)	(74,061)
Amortization of deferred financing costs	54,814	50,595	108,306	100,017
Amortization of restricted stock awards	300	181	600	363
Other(2)	16,418	(2,681)	26,922	(8,573)
Allocable share of adjustments related to unconsolidated entities	(30,671)	27,260	704,584	38,830
Amount attributable to non-controlling interests for above adjustments	601	3,038	3,090	10,709
AFFO attributable to BREIT stockholders and OP unitholders	319,193	401,121	658,908	841,638
Adjustments to arrive at FAD:
Management fee	166,892	180,655	335,317	367,776
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(174,132)	(137,884)	(292,311)	(248,466)
Stockholder servicing fees	(39,792)	(44,767)	(79,995)	(91,266)
Realized losses (gains) on financial instruments	27,646	(54,471)	36,341	(100,868)
Allocable share of adjustments related to unconsolidated entities	(24,736)	(21,084)	(46,592)	(37,607)
Amount attributable to non-controlling interests for above adjustments	9,115	3,887	15,991	9,765
FAD attributable to BREIT stockholders and OP unitholders	$284,186	$327,457	$627,659	$740,972
(1)The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)Other adjustments to arrive at AFFO for the three and six months ended June 30, 2025 and 2024 primarily include severance costs, organization costs, amortization of above-and-below market lease intangible, and amortization of mortgage premium/discount, and to a lesser extent amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
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
The following valuation methods are used for purposes of calculating the significant components of our NAV:
•Consolidated properties are initially valued at cost, which we expect to represent fair value at the time of acquisition. Subsequently, consolidated properties are primarily valued using the discounted cash flow methodology (the “Income Approach”), whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the Income Approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include Sales Comparisons and the Replacement Cost Approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in discounted cash flow methodology (the Income Approach). Below the tables that set forth our NAV calculation is a sensitivity analysis of the weighted average discount rates and exit capitalization rates for our property investments.
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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ and shares/units in thousands):

Components of NAV	June 30, 2025
Investments in real estate(1)	$99,569,813
Investments in real estate debt	6,233,333
Investments in unconsolidated entities(2)	14,327,349
Cash and cash equivalents	2,065,597
Restricted cash	812,075
Other assets	3,152,231
Mortgage loans, term loans, and revolving credit facilities, net	(60,539,739)
Secured financings of investments in real estate debt	(3,585,679)
Subscriptions received in advance	(124,336)
Other liabilities	(2,508,054)
Accrued performance participation allocation	(88,824)
Management fee payable	(55,634)
Accrued stockholder servicing fees(3)	(13,080)
Non-controlling interests in joint ventures	(6,191,709)
Net Asset Value	$53,053,343
Number of outstanding shares/units(4)	3,848,160

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $88.2 billion allocable to us and $11.4 billion allocable to third party joint venture interests in such investments as of June 30, 2025.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of June 30, 2025, our allocable share of the gross real estate asset value held by such entities was $32.0 billion.
(3)Stockholder servicing fees only apply to Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of June 30, 2025, the Company has accrued under GAAP $0.8 billion of stockholder servicing fees payable to Blackstone Securities Partners L.P., the dealer manager and a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) related to the Class S, Class T and Class D shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of June 30, 2025, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares/units in thousands, except per share/unit data):

Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares	Third Party Operating Partnership (1)	Total
Net asset value	$17,606,364	$29,026,172	$515,701	$1,790,353	$47,378	$4,067,375	$53,053,343
Number of outstanding shares/units(2)	1,276,460	2,103,003	38,023	132,923	3,062	294,689	3,848,160
NAV Per Share/Unit as of June 30, 2025	$13.7931	$13.8022	$13.5629	$13.4691	$15.4749	$13.8022
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
(2)As of June 30, 2025, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.3%	5.4%
Industrial	7.5%	5.6%
Net Lease	6.8%	5.6%
Hospitality	10.8%	9.1%
Data Centers	7.8%	6.1%
Self Storage	8.3%	6.5%
Office	7.8%	5.6%
Retail	7.9%	6.4%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.7%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.5)%	(1.7)%	(1.8)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.7%	+1.5%	+0.8%	+2.2%	+3.2%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.4)%	(0.7)%	(2.1)%	(2.9)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2025
Stockholders’ equity	$21,761,336
Non-controlling interests attributable to BREIT OP	3,284,138
Redeemable non-controlling interest	62,475
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	25,107,949
Adjustments:
Accrued stockholder servicing fees	824,875
Accrued affiliated service provider incentive compensation awards	(46,141)
Accumulated depreciation and amortization under GAAP	14,560,066
Unrealized net real estate and real estate debt appreciation	12,606,594
NAV	$53,053,343

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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.3289 per share/unit for the six months ended June 30, 2025. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of June 30, 2025, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the six months ended June 30, 2025:

Record Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares	OP Units
January 31, 2025	$0.0451	$0.0551	$0.0453	$0.0522	$0.0551
February 28, 2025	0.0451	0.0541	0.0452	0.0515	0.0541
March 31, 2025	0.0451	0.0551	0.0453	0.0522	0.0551
April 30, 2025	0.0451	0.0547	0.0452	0.0519	0.0547
May 31, 2025	0.0451	0.0551	0.0453	0.0522	0.0551
June 30, 2025	0.0451	0.0548	0.0453	0.0520	0.0548
Total	$0.2706	$0.3289	$0.2716	$0.3120	$0.3289
The following table summarizes our distributions declared during the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$600,519	50%	$660,596	52%
Reinvested in shares	590,628	50%	616,838	48%
Total distributions(1)	$1,191,147	100%	$1,277,434	100%
Sources of Distributions
Cash flows from operating activities(2)	$1,181,577	99%	$1,277,434	100%
Net gains from investment realizations(3)	9,570	1%	—	—%
Indebtedness	—	—%	—	—%
Total sources of distributions	$1,191,147	100%	$1,277,434	100%

Cash flows from operating activities	$1,181,577		$1,152,317
Net gains from investment realizations(3)	$244,213		$60,336
Funds from Operations(4)	$(945,588)		$1,045,072
Adjusted Funds from Operations(4)	$658,908		$841,638
Funds Available for Distribution(4)	$627,659		$740,972
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through June 30, 2025.
(3)Year-to-date net gains from investment realizations includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt and equity securities, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.
(4)Reflects amounts allocable to BREIT stockholders and OP unitholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of FFO, AFFO, and FAD, for reconciliations of these items to GAAP net loss attributable to BREIT stockholders and OP unitholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.4 billion of liquidity as of August 12, 2025. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $4.8 billion as well as unrestricted cash and cash equivalents of $1.6 billion. We also expect $0.3 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of August 12, 2025. We also generate incremental liquidity through our operating cash flows, which were $1.2 billion for the six months ended June 30, 2025. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $6.2 billion as of June 30, 2025.

In addition, we remain moderately leveraged (49% as of June 30, 2025) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $78.3 billion as of August 12, 2025.

Capital Resources
As of June 30, 2025, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of June 30, 2025 ($ in thousands):

	June 30, 2025			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2025	December 31, 2024
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.8%	3/23/2030	N/A	$20,980,896	$21,645,080
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.3%	5/22/2028	N/A	32,907,515	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/17/2028	$3,490,870	2,878,088	3,490,870
Variable rate warehouse facilities(4)	+2.1%	7/17/2028	$2,785,986	1,893,431	1,929,037
Total variable rate loans	+2.3%	5/22/2028		37,679,034	37,426,125
Total loans secured by our properties	5.5%	1/17/2029		58,659,930	59,071,205

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.6%	8/19/2026	N/A	3,585,679	3,624,698

Unsecured loans:
Unsecured term loans	+2.5%	10/28/2028	N/A	1,201,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	8/14/2028	$6,098,077	1,445,000	1,375,000
Affiliate revolving credit facility	+2.5%	1/24/2026	75,000	—	—
Total unsecured loans			$6,173,077	2,646,923	2,501,923

Total indebtedness				$64,892,532	$65,197,826

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of June 30, 2025, we had outstanding interest rate swaps with an aggregate notional balance of $32.8 billion and interest rate caps with an aggregate notional balance of $22.1 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $246.4 million and $261.6 million of loans related to investments in affordable housing properties as of June 30, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of June 30, 2025:

June 30, 2025
Weighted average interest rate of loans secured by our properties	5.5%
Impact of interest rate swaps, caps and other derivatives	(1.4)%
Net weighted average interest rate of loans secured by our properties	4.1%
We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in shares in our primary offering and up to $12.0 billion in shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in March 2022 (the “Current Offering”).

As of August 13, 2025, we have received cumulative net proceeds of $17.8 billion from selling an aggregate of 1.2 billion shares of our common stock in the Current Offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 460.9 million Class S shares, 599.2 million Class I shares, 22.7 million Class T shares, and 134.1 million Class D shares).
Public Offerings
We registered a new offering with the SEC of up to $60.0 billion in shares of our common stock, consisting of up to $48.0 billion in any combination of Class S-2, Class T-2, Class D-2 and Class I shares in our primary offering and up to $12.0 billion in any combination of Class S-2, Class T-2, Class D-2, Class I, Class S, Class T and Class D shares pursuant to our distribution reinvestment plan, which was declared effective on August 5, 2025. The prior offering was terminated concurrently with the effectiveness of the new offering. As of August 13, 2025, no shares have yet to be issued under the new offering.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the six months ended June 30, 2025, we fulfilled $3.6 billion of repurchases requested, including all repurchase requests received for the six months ended June 30, 2025. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$1,181,577	$1,152,317
Cash flows provided by investing activities	4,456,795	3,782,616
Cash flows used in financing activities	(5,554,390)	(5,041,471)
Net increase in cash and cash equivalents and restricted cash	$83,982	$(106,538)

There were no material changes in cash flows provided by operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Cash flows provided by investing activities increased $0.7 billion during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to (i) an increase of $0.9 billion in proceeds received from dispositions of real estate and (ii) an increase of $1.8 billion in repayments of real estate loans held by consolidated securitization vehicles. This was offset by (i) a decrease of $1.0 billion in proceeds from sales and repayments of investments in real estate debt (ii) a decrease of $0.7 billion in dispositions of and return of capital from unconsolidated entities and (iii) an increase of $0.2 billion in investments in unconsolidated entities.
Cash flows used in financing activities increased $0.5 billion for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to (i) a net decrease in new borrowings of $1.7 billion and (ii) an increase of $1.6 billion in repayments of senior obligations of consolidated securitization vehicles. This was offset by (i) a decrease of $2.4 billion in repurchases of common stock, (ii) an increase of $0.2 billion in contributions from non‑controlling interests, (iii) a decrease of $0.1 billion in distributions to and redemptions of non-controlling interests, and (iv) an increase of $0.1 billion in proceeds from issuance of common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of June 30, 2025, the outstanding principal balance of our variable rate indebtedness was $43.9 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.8 billion and interest rate caps with an aggregate net notional balance of $22.1 billion as of June 30, 2025 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2025, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $10.6 million and $21.2 million, respectively, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Investments in Real Estate Debt
As of June 30, 2025, we held $6.2 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $3.1 million and $6.2 million for the three and six months ended June 30, 2025, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based upon this evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2025, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended June 30, 2025, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.1 million Class B units of BREIT OP to the Adviser in satisfaction of the 2025 management fee through May 2025. Additionally, we issued 4.0 million Class B units of BREIT OP to the Adviser in July 2025 in satisfaction of the June 2025 management fee.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended June 30, 2025, we received $129.6 million from selling 9.4 million unregistered Class I and Class C shares to such vehicles. Each of the foregoing transactions was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder.
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
The aggregate NAV of total repurchases of Class S shares, Class I shares, Class T shares, Class D shares, Class C and Class F shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the six months ended June 30, 2025, we fulfilled $3.6 billion of share and unit repurchases requested, including all repurchase requests received for the six months ended June 30, 2025.
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

During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
April 2025	45,429,621	$13.79	45,429,621	1.3%	—
May 2025	28,446,928	$13.75	28,446,928	0.8%	—
June 2025	31,859,523	$13.78	31,859,523	0.9%	—
Total	105,736,072	$13.78	105,736,072	3.0%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 4,527,527 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.5
Articles Supplementary Designating Class C Common Stock of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.6
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.7
Certificate of Correction of Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 11, 2023 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.8
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.3 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.9
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated July 18, 2025 (filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

3.10
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated July 18, 2025 (filed as Exhibit 3.11 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

3.11
Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed on August 30, 2016 and incorporated herein by reference).

4.1	Share Repurchase Plan, effective as of July 18, 2025 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

4.2
Second Amended and Restated Distribution Reinvestment Plan, dated July 18, 2025 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.1
Fifth Amended and Restated Advisory Agreement, dated July 18, 2025 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.2
Fifth Amended and Restated Limited Partnership Agreement, dated July 18, 2025 (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.3
Second Amended and Restated Dealer Manager Agreement, dated July 18, 2025 (filed as Exhibit 1.1 to the Registrant's Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.4	Form of Selected Dealer Agreement (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 13, 2025	/s/ Robert Harper
Date	Robert Harper
Interim Chief Executive Officer and Co-President
(Principal Executive Officer)

August 13, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 13, 2025	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)