Form 10-Q
period 2025-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2025-11-07
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2025, the registrant had the following shares outstanding (in thousands): 2,130,304 shares of Class I common stock, 1,232,121 shares of Class S common stock, 10,884 shares of Class S-2 common stock, 100,565 shares of Class D common stock, 360 shares of Class D-2 common stock, 35,615 shares of Class T common stock, 96 shares of Class T-2 common stock, and 6,103 shares of Class C common stock. There were no outstanding shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$75,915,073	$81,457,935
Investments in unconsolidated entities (includes $3,936,702 and $3,861,077 at fair value as of September 30, 2025 and December 31, 2024, respectively)	6,147,795	6,866,405
Investments in real estate debt	4,637,713	5,279,928
Real estate loans held by consolidated securitization vehicles, at fair value	9,587,901	13,616,526
Cash and cash equivalents	1,640,838	1,933,084
Restricted cash	782,556	843,810
Other assets	5,419,168	6,240,553
Total assets	$104,131,044	$116,238,241

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$56,965,184	$58,540,235
Secured financings of investments in real estate debt	3,285,561	3,624,698
Senior obligations of consolidated securitization vehicles, at fair value	8,637,447	12,233,141
Unsecured revolving credit facilities and term loans	2,441,923	2,501,923
Due to affiliates	956,269	682,747
Other liabilities	4,211,653	3,787,705
Total liabilities	76,498,037	81,370,449

Commitments and contingencies	—	—
Redeemable non-controlling interests	312,522	173,662

Equity
Common stock, $0.01 par value per share	35,119	36,902
Additional paid-in capital	40,044,808	42,781,930
Accumulated other comprehensive income	273,264	383,272
Accumulated deficit and cumulative distributions	(20,315,418)	(15,848,197)
Total stockholders’ equity	20,037,773	27,353,907
Non-controlling interests attributable to third party joint ventures	3,921,067	4,375,668
Non-controlling interests attributable to BREIT OP	3,361,645	2,964,555
Total equity	27,320,485	34,694,130
Total liabilities and equity	$104,131,044	$116,238,241
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$1,719,143	$1,854,256	$5,322,192	$5,729,865
Hospitality revenue	123,399	137,847	396,714	421,153
Other revenue	100,902	102,563	278,091	291,109
Total revenues	1,943,444	2,094,666	5,996,997	6,442,127

Expenses
Rental property operating	827,809	938,025	2,515,584	2,754,192
Hospitality operating	89,125	97,870	281,232	291,754
General and administrative	17,958	15,368	50,958	49,668
Management fee	166,757	174,252	502,074	542,028
Performance participation allocation	124,029	—	355,028	—
Impairment of investments in real estate	27,386	48,571	368,757	232,329
Depreciation and amortization	788,475	848,214	2,424,225	2,650,756
Total expenses	2,041,539	2,122,300	6,497,858	6,520,727

Other income (expense)
Loss from unconsolidated entities	(149,792)	(74,839)	(887,816)	(137,195)
Income from investments in real estate debt	142,396	184,849	408,928	610,117
Change in net assets of consolidated securitization vehicles	18,613	44,170	89,005	160,596
Loss from interest rate derivatives	(159,269)	(815,212)	(758,028)	(552,650)
Net gain on dispositions of real estate	332,883	988,970	933,186	1,271,414
Interest expense, net	(768,735)	(853,014)	(2,312,297)	(2,542,584)
Loss on extinguishment of debt	(17,186)	(19,608)	(54,060)	(71,660)
Other expense	(14,332)	(35,408)	(40,341)	(19,241)
Total other income (expense)	(615,422)	(580,092)	(2,621,423)	(1,281,203)
Net loss	$(713,517)	$(607,726)	$(3,122,284)	$(1,359,803)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$18,164	$(37,374)	$78,416	$31,685
Net loss attributable to non-controlling interests in BREIT OP	56,671	39,041	220,071	70,547
Net loss attributable to BREIT stockholders	$(638,682)	$(606,059)	$(2,823,797)	$(1,257,571)
Net loss per share of common stock — basic and diluted	$(0.18)	$(0.16)	$(0.79)	$(0.33)
Weighted-average shares of common stock outstanding, basic and diluted	3,525,061	3,740,039	3,574,110	3,862,356

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(713,517)	$(607,726)	$(3,122,284)	$(1,359,803)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(10,713)	25,459	77,385	4,267
Unrealized loss on derivatives	(21,378)	(210,629)	(176,221)	(105,330)
Unrealized loss on derivatives from unconsolidated entities	(9,439)	(84,528)	(59,251)	(22,461)
Other comprehensive loss	(41,530)	(269,698)	(158,087)	(123,524)
Comprehensive loss	(755,047)	(877,424)	(3,280,371)	(1,483,327)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	23,936	16,233	118,199	57,245
Comprehensive loss attributable to non-controlling interests in BREIT OP	59,592	51,626	228,367	77,216
Comprehensive loss attributable to BREIT stockholders	$(671,519)	$(809,565)	$(2,933,805)	$(1,348,866)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders	Total Equity
	Common Stock
Balance at June 30, 2025	$35,535	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311
Common stock issued	216	490,892	—	—	491,108	—	—	491,108
Reduction in accrual for offering costs, net	—	23,766	—	—	23,766	—	—	23,766
Distribution reinvestment	184	256,225	—	—	256,409	—	38,508	294,917
Common stock/units repurchased	(950)	(1,307,535)	—	—	(1,308,485)	—	(20,886)	(1,329,371)
Amortization of compensation awards	134	12,861	—	—	12,995	—	—	12,995
Net loss ($2,807 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(638,682)	(638,682)	(17,366)	(54,662)	(710,710)
Other comprehensive loss ($170 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(32,837)	—	(32,837)	(5,706)	(2,817)	(41,360)
Distributions declared on common stock and OP units ($0.1650 gross per share/unit)	—	—	—	(541,259)	(541,259)	—	(49,413)	(590,672)
Contributions from non-controlling interests	—	—	—	—	—	3,586	166,777	170,363
Operating distributions to non-controlling interests	—	—	—	—	—	(28,870)	—	(28,870)
Capital distributions to and redemptions of non-controlling interests	—	9,534	—	—	9,534	(214,414)	—	(204,880)
Allocation (to)/ from redeemable non-controlling interests	—	3,888	—	—	3,888	—	—	3,888
Balance at September 30, 2025	$35,119	$40,044,808	$273,264	$(20,315,418)	$20,037,773	$3,921,067	$3,361,645	$27,320,485

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP Unitholders	Total Equity
	Common Stock
Balance at June 30, 2024	$37,926	$44,126,933	$458,186	$(14,467,972)	$30,155,073	$4,529,522	$2,817,072	$37,501,667
Common stock issued	111	440,915	—	—	441,026	—	—	441,026
Reduction in accrual for offering costs, net	—	20,285	—	—	20,285	—	—	20,285
Distribution reinvestment	195	273,534	—	—	273,729	—	28,394	302,123
Common stock/units repurchased	(1,215)	(1,705,408)	—	—	(1,706,623)	—	(14,379)	(1,721,002)
Amortization of compensation awards	203	20,139	—	—	20,342	—	2,703	23,045
Net loss ($1,609 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(606,059)	(606,059)	38,800	(38,858)	(606,117)
Other comprehensive loss ($24 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(203,506)	—	(203,506)	(53,642)	(12,526)	(269,674)
Distributions declared on common stock and OP units ($0.1652 gross per share/unit)	—	—	—	(574,741)	(574,741)	—	(39,222)	(613,963)
Contributions from non-controlling interests	—	—	—	—	—	43,617	175,628	219,245
Operating distributions to non-controlling interests	—	—	—	—	—	(30,519)	—	(30,519)
Capital distributions to and redemptions of non-controlling interests	—	4,794	—	—	4,794	(105,734)	—	(100,940)
Allocation (to)/ from redeemable non-controlling interests	—	7,791	—	—	7,791	—	—	7,791
Balance at September 30, 2024	$37,220	$43,188,983	$254,680	$(15,648,772)	$27,832,111	$4,422,044	$2,918,812	$35,172,967

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2024	$36,902	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued	662	1,586,698	—	—	1,587,360	—	—	1,587,360
Increase in accrual for offering costs, net	—	(285,675)	—	—	(285,675)	—	—	(285,675)
Distribution reinvestment	569	784,088	—	—	784,657	—	108,384	893,041
Common stock/units repurchased	(3,553)	(4,886,520)	—	—	(4,890,073)	—	(50,701)	(4,940,774)
Amortization of compensation awards	539	53,001	—	—	53,540	—	—	53,540
Net loss ($4,862 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(2,823,797)	(2,823,797)	(76,735)	(216,890)	(3,117,422)
Other comprehensive loss ($35 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(110,008)	—	(110,008)	(39,876)	(8,168)	(158,052)
Distributions declared on common stock and OP Units ($0.4939 gross per share/unit)	—	—	—	(1,643,424)	(1,643,424)	—	(138,395)	(1,781,819)
Contributions from non-controlling interests	—	—	—	—	—	46,771	702,860	749,631
Operating distributions to non-controlling interests	—	—	—	—	—	(107,073)	—	(107,073)
Capital distributions to and redemptions of non-controlling interests	—	10,804	—	—	10,804	(277,688)	—	(266,884)
Allocation (to)/ from redeemable non-controlling interests	—	482	—	—	482	—	—	482
Balance at September 30, 2025	$35,119	$40,044,808	$273,264	$(20,315,418)	$20,037,773	$3,921,067	$3,361,645	$27,320,485

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Third Party Joint Ventures	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2023	$41,073	$48,576,100	345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494
Common stock issued	537	1,484,531	—	—	1,485,068	—	—	1,485,068
Reduction in accrual for offering costs, net	—	120,934	—	—	120,934	—	—	120,934
Distribution reinvestment	601	846,073	—	—	846,674	—	80,127	926,801
Common stock/units repurchased	(5,556)	(7,835,026)	—	—	(7,840,582)	—	(123,462)	(7,964,044)
Amortization of compensation awards	565	55,838	—	—	56,403	—	8,112	64,515
Net loss ($4,194 of net loss allocated to redeemable non-controlling interests)	—	—	—	(1,257,571)	(1,257,571)	(27,801)	(70,237)	(1,355,609)
Other comprehensive loss ($118 of other comprehensive loss allocated to redeemable non-controlling interests)	—	—	(91,295)	—	(91,295)	(25,497)	(6,614)	(123,406)
Distributions declared on common stock and OP units ($0.4959 gross per share/unit)	—	—	—	(1,778,620)	(1,778,620)	—	(112,777)	(1,891,397)
Contributions from non-controlling interests	—	—	—	—	—	178,317	581,357	759,674
Operating distributions to non-controlling interests	—	—	—	—	—	(103,812)	—	(103,812)
Capital distributions to and redemptions of non-controlling interests	—	(87,326)	—	—	(87,326)	(308,784)	—	(396,110)
Allocation (to)/ from redeemable non-controlling interests	—	27,859	—	—	27,859	—	—	27,859
Balance at September 30, 2024	$37,220	$43,188,983	$254,680	$(15,648,772)	$27,832,111	$4,422,044	$2,918,812	$35,172,967

 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,122,284)	$(1,359,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	502,074	542,028
Performance participation allocation	355,028	—
Impairment of investments in real estate	368,757	232,329
Depreciation and amortization	2,424,225	2,650,756
Net gain on dispositions of real estate	(933,186)	(1,271,414)
Loss on extinguishment of debt	54,060	71,660
Unrealized loss on fair value of financial instruments	651,637	388,180
Loss from unconsolidated entities	887,816	137,195
Distributions of earnings from unconsolidated entities	290,346	170,580
Other items	152,660	57,051
Change in assets and liabilities:
Increase in other assets	(3,172)	(91,948)
Increase in due to affiliates	4,651	23,932
Increase in other liabilities	88,995	82,169
Net cash provided by operating activities	1,721,607	1,632,715
Cash flows from investing activities:
Capital improvements to real estate	(851,680)	(832,252)
Proceeds from disposition of real estate	4,676,128	5,623,806
Investment in unconsolidated entities	(642,229)	(382,227)
Dispositions of and return of capital from unconsolidated entities	151,411	798,407
Purchase of investments in real estate debt	(107,361)	(50,081)
Proceeds from sale/repayment of investments in real estate debt	869,525	1,860,456
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	4,154,359	489,082
Collateral posted under derivative contracts	(4,291)	(29,371)
Other investing activities	(171,530)	(126,391)
Net cash provided by investing activities	8,074,332	7,351,429
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	5,971,159	11,981,932
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(7,344,845)	(12,517,023)
Borrowings under secured financings of investments in real estate debt	307,542	628,353
Repayments of secured financings of investments in real estate debt	(673,086)	(1,180,202)
Borrowings under unsecured revolving credit facilities and term loans	3,920,000	3,682,638
Repayments of unsecured revolving credit facilities and term loans	(3,980,000)	(3,172,638)
Payment of deferred financing costs	(119,789)	(188,107)
Sales of senior obligations of consolidated securitization vehicles	8,679	84,671
Repayments of senior obligations of consolidated securitization vehicles	(3,712,022)	(452,859)
Proceeds from issuance of common stock	1,444,137	1,327,930
Subscriptions received in advance	122,929	143,247
Offering costs paid	(138,936)	(156,150)
Distributions	(862,566)	(950,462)
Repurchase of common stock	(4,891,636)	(7,945,123)
Contributions from redeemable non-controlling interest	13,414	1,005
Distributions to and redemption of redeemable non-controlling interest	(3,224)	(7,404)
Redemption of affiliated service provider incentive compensation awards	(9,528)	(1,233)
Contributions from non-controlling interests	211,427	27,704
Distributions to and redemptions of non-controlling interests	(417,518)	(483,339)
Net cash used in financing activities	(10,153,863)	(9,177,060)
Net change in cash and cash equivalents and restricted cash	(357,924)	(192,916)
Cash, cash equivalents and restricted cash, beginning of period	2,776,894	2,695,020
Effects of foreign currency translation on cash, cash equivalents and restricted cash	4,424	828
Cash, cash equivalents and restricted cash, end of period	$2,423,394	$2,502,932
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,640,838	$1,477,491
Restricted cash	782,556	1,025,441
Total cash, cash equivalents and restricted cash	$2,423,394	$2,502,932

Non-cash investing and financing activities:
Issuance of Class I shares for settlement of joint venture promote liability	$—	$43,219
Issuance of BREIT OP units for settlement of joint venture promote liability	$—	$36,499
Accrued capital expenditures and acquisition related costs	$31,071	$2,178
Change in accrued stockholder servicing fee due to affiliate	$269,814	$(278,886)
Redeemable non-controlling interest issued as settlement of performance participation allocation	$134,787	$15,370
Issuance of Class B units for payment of management fees	$502,861	$547,802
Allocation to redeemable non-controlling interest	$482	$27,859
Distribution reinvestment	$893,041	$926,801
Accrued repurchases	$413,346	$476,621
Investment in single family rental homes risk retention securities	$43,760	$—
Conversion of equity securities to investments in unconsolidated entities	$—	$396,120
Collateral used in repayment of mortgage payable	$—	$23,414
Preferred interest investment retained upon disposition of real estate	$—	$200,000
Receivable for proceeds from disposition of real estate	$—	$17,418
Insurance receivable for involuntary conversion	$8,564	$24,554
Deconsolidation of securitization vehicles	$—	$1,958,620
Increases (decreases) in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	$(94)	$290,659
Other assets	$1,685	$3,714
Mortgage loans, net	$(7,824)	$(119,883)
Other liabilities	$4,473	$(12,117)
Non-controlling interests attributable to third party joint ventures	$46,764	$(57,748)

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in any combination of Class I, Class S-2, Class D-2, and Class T-2 shares in its primary offering and up to $12.0 billion in any combination of Class I, Class S, Class S-2, Class D, Class D-2, Class T and Class T-2 shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in September 2025 (the “Current Offering”). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Class S, D, and T shares of the Company's common stock are only available to existing holders of such classes pursuant to the Company’s distribution reinvestment plan. In addition to the Current Offering, the Company is conducting private offerings of Class I, Class C and Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn sell interests in themselves to other investors as described in the Company’s prospectus. Further, the Company is conducting private offerings of Class I, Class S-2, Class D-2, and Class T-2 shares to certain accredited investors through certain participating broker dealers. All such private offerings are or will be, as applicable, exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares in the Current Offering and private offerings on a monthly basis.
As of September 30, 2025, the Company owned, in whole or in part, 4,540 properties and 62,007 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
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

Certain amounts in the Company's prior period Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation. The Company aggregated the par value of each share class previously reported as separate financial statement line items into a single financial statement line item for par value of all share classes. Such reclassifications had no effect on previously reported totals or subtotals in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Equity.
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
As of September 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $39.4 billion and $28.9 billion, respectively, compared to $44.7 billion and $32.4 billion, respectively, as of December 31, 2024. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2025 and December 31, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$3,547,043	$790,228	$4,337,271	$—	$3,973,217	$1,047,742	$5,020,959
Real estate loans held by consolidated securitization vehicles, at fair value	—	9,587,901	—	9,587,901	—	13,616,526	—	13,616,526
Investments in unconsolidated entities	—	—	3,936,702	3,936,702	—	—	3,861,077	3,861,077
Interest rate and foreign currency hedging derivatives(2)	—	1,079,224	—	1,079,224	—	2,002,173	—	2,002,173
Total	$—	$14,214,168	$4,726,930	$18,941,098	$—	$19,591,916	$4,908,819	$24,500,735

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$8,637,447	$—	$8,637,447	$—	$12,233,141	$—	$12,233,141
Interest rate and foreign currency hedging derivatives(3)	—	18,645	—	18,645	—	11,243	—	11,243
Total	$—	$8,656,092	$—	$8,656,092	$—	$12,244,384	$—	$12,244,384
(1)Excludes $300.4 million and $259.0 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of September 30, 2025 and December 31, 2024, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2024	$1,047,742	$3,861,077	$4,908,819
Purchases and contributions	3,622	8,190	11,812
Sales and repayments	(274,974)	—	(274,974)
Distributions received	—	(110,802)	(110,802)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	178,237	178,237
Realized loss	(2,798)	—	(2,798)
Unrealized gain	16,636	—	16,636
Balance as of September 30, 2025	$790,228	$3,936,702	$4,726,930

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$790,228	Yield method	Market yield	9.1%	Decrease
Investments in unconsolidated entities	$3,936,702	Discounted cash flow	Weighted average cost of capital	8.9%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,047,742	Yield method	Market yield	9.5%	Decrease
Investments in unconsolidated entities	$3,861,077	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.3%	Decrease
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
During the three months ended September 30, 2025, the Company recognized $13.4 million of impairment charges, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $23.5 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.3% to 8.8%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 9.0%.
Additionally, during the three months ended September 30, 2025, the Company recognized $14.0 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $96.0 million as of September 30, 2025. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.7 billion and $0.9 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The significant inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2024	For the Nine Months Ended September 30, 2025			September 30, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$3,107	$—	$(1,467)	$(1,506)	$134	0.3 years
2023	6,070	—	(613)	(3,473)	1,984	1.1 years
2024	11,692	—	(3,597)	(2,078)	6,017	1.9 years
2025	—	17,022	(863)	(3,956)	12,203	2.6 years
Total	$20,869	$17,022	$(6,540)	$(11,013)	$20,338
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

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$68,879,246	$72,126,536
Land and land improvements	15,659,440	16,406,385
Furniture, fixtures and equipment	2,375,163	2,389,177
Right of use asset - operating leases(1)	1,044,326	1,050,921
Right of use asset - financing leases(1)	72,862	72,862
Total	88,031,037	92,045,881
Accumulated depreciation and amortization	(12,115,964)	(10,587,946)
Investments in real estate, net	$75,915,073	$81,457,935
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the nine months ended September 30, 2025.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	24	$1,132,691	$157,680	61	$3,179,985	$402,001
Industrial properties	17	553,281	171,642	67	1,392,053	520,584
Retail properties	1	30,245	3,207	4	74,708	9,295
Hospitality properties	3	20,170	354	4	38,650	1,306
Total	45	$1,736,387	$332,883	136	$4,685,396	$933,186

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)(3)	52	$3,534,145	$951,410	106	$4,736,946	$1,028,656
Industrial properties	3	97,714	12,868	34	789,863	198,309
Retail properties	3	90,778	16,168	13	278,422	35,925
Hospitality properties	2	43,657	8,524	2	43,657	8,524
Total	60	$3,766,294	$988,970	155	$5,848,888	$1,271,414
(1)For the three months ended September 30, 2025, net gain includes gains of $354.2 million and losses of $21.3 million. For the nine months ended September 30, 2025, net gain includes gains of $979.6 million and losses of $46.4 million. For the three months ended September 30, 2024, net gain includes gains of $1.0 billion and losses of $18.2 million. For the nine months ended September 30, 2024, net gain includes gains of $1.3 billion and losses of $49.4 million.
(2)The number of properties excludes single family rental homes sold.
(3)For the three and nine months ended September 30, 2024, net proceeds includes a $200.0 million preferred interest investment retained upon the sale of 19 student housing properties.

For the three months and nine months ended September 30, 2025, the Company disposed of nine and 13 properties, respectively, alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $125.7 million and $203.7 million, respectively. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer.
Properties Held-for-Sale
As of September 30, 2025, 33 properties in the industrial segment, 23 properties in the rental housing segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	September 30, 2025
Investments in real estate, net	$787,815
Other assets	11,092
Total assets	$798,907

Liabilities:
Mortgage loans, net	$587,483
Other liabilities	22,637
Total liabilities	$610,120
Impairment
During the three months ended September 30, 2025, the Company recognized an aggregate $27.4 million of impairment charges including (i) $13.4 million related to one rental housing property, one industrial property and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $14.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the nine months ended September 30, 2025, the Company recognized an aggregate $368.8 million of impairment charges including (i) $285.5 million related to 19 rental housing properties, three industrial properties, two hospitality properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $83.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended September 30, 2024, the Company recognized an aggregate $48.6 million of impairment charges including (i) $20.9 million related to two rental housing properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $27.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the nine months ended September 30, 2024, the Company recognized an aggregate $232.3 million of impairment charges including (i) $133.0 million related to seven rental housing properties, one industrial property and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $99.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2025
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	114	35.7%	$937,247
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	713,514
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	247,263
Hospitality investment	Hospitality	1	196	30.0%	202,749
Retail investments	Retail	2	8	50.0%	84,409
Net Lease investment(4)	Net Lease	1	115	25.0%	25,911
Total unconsolidated entities carried at historical cost		16	492		2,211,093
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,060	12.4% - 85.0%	3,125,943
Office investment	Office	1	1	49.0%	454,324
Rental Housing investment(6)	Rental Housing	1	10	11.6%	356,435
Total unconsolidated entities carried at fair value		13	2,071		3,936,702
Total		29	2,563		$6,147,795
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 9,860 single family rental homes related to four joint ventures.
(3)Consists of $247.3 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $25.9 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in four joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $356.4 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 38,100 single family rental homes.

	December 31, 2024
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	106	35.7%	$1,625,457
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 66.9%	775,401
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	237,825
Hospitality investment	Hospitality	1	196	30.0%	276,218
Retail investments	Retail	2	8	50.0%	89,093
Net Lease investment(4)	Net Lease	1	—	25.0%	1,334
Total unconsolidated entities carried at historical cost		19	373		3,005,328
Unconsolidated entities at carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	2,987,036
Office investment	Office	1	1	49.0%	471,959
Rental Housing investment(6)	Rental Housing	1	11	11.6%	402,082
Total unconsolidated entities carried at fair value		13	2,076		3,861,077
Total		32	2,449		$6,866,405
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
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

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2025	2024
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(87,322)	$(227,994)
Rental Housing investments	Rental Housing	(11,875)	(5,152)
Hospitality investment	Hospitality	(2,643)	(1,701)
Industrial investments	Industrial	(1,585)	(3,175)
Retail investments	Retail	(393)	(1,159)
Net Lease investment	Net Lease	(123)	—
Total unconsolidated entities carried at historical cost		(103,941)	(239,181)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	(53,364)	88,417
Rental Housing investments	Rental Housing	(1,116)	82,460
Office investment	Office	8,629	(6,535)
Total unconsolidated entities carried at fair value		(45,851)	164,342
Total		$(149,792)	$(74,839)

		Nine Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2025	2024
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(1,010,702)	$(212,008)
Rental Housing investments	Rental Housing	(37,076)	(19,030)
Hospitality investment	Hospitality	(7,709)	(6,806)
Industrial investments	Industrial	(7,097)	(5,641)
Retail investments	Retail	(2,947)	(2,887)
Net Lease investment	Net Lease	(520)	—
Total unconsolidated entities carried at historical cost		(1,066,051)	(246,372)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	165,073	37,607
Office investment	Office	16,519	7,053
Rental Housing investments	Rental Housing	(3,357)	82,215
Data Center investments(1)	Data Centers	—	(17,698)
Total unconsolidated entities carried at fair value		178,235	109,177
Total		$(887,816)	$(137,195)
(1)On March 27, 2024, the Company sold its remaining 8.8% interest in a digital towers joint venture for cash consideration of $531.4 million, resulting in a realized loss on sale of $17.4 million, which was primarily driven by transaction costs.

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.3%	1/8/2033	$3,570,539	$3,553,329	$3,364,815
RMBS	4.2%	1/10/2059	101,931	99,584	81,296
Corporate bonds	4.9%	5/21/2028	56,679	56,003	55,157
Total real estate securities	8.1%	7/21/2033	3,729,149	3,708,916	3,501,268
Commercial real estate loans	+4.4%	11/24/2027	860,693	823,800	836,003
Other investments(5)(6)	5.7%	9/21/2029	199,326	199,326	300,442
Total investments in real estate debt	8.0%	4/14/2032	$4,789,168	$4,732,042	$4,637,713

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	5/1/2032	$3,970,222	$3,956,637	$3,728,985
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	2/26/2033	4,216,203	4,200,192	3,922,404
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)(6)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.2%	11/14/2031	$5,541,956	$5,521,236	$5,279,928

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
(4)Face amount excludes interest-only securities with a notional amount of $1.3 billion and $1.8 billion as of September 30, 2025 and December 31, 2024, respectively.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon and weighted average maturity date exclude the Company's investment in a joint venture with the Federal Deposit Insurance Corporation.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2025			December 31, 2024
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$1,732,505	$1,720,406	37%	$1,972,592	$1,940,709	37%
Rental Housing(2)	1,600,972	1,684,227	36%	1,873,616	1,850,255	35%
Net Lease	884,238	886,586	19%	858,605	860,465	16%
Office	350,492	194,465	4%	379,257	209,882	4%
Hospitality	110,414	99,974	2%	332,623	322,052	6%
Diversified	29,092	27,869	1%	52,286	46,665	1%
Other	24,329	24,186	1%	52,257	49,900	1%
Total	$4,732,042	$4,637,713	100%	$5,521,236	$5,279,928	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2025			December 31, 2024
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$818	$740	—%	$28,200	$27,735	1%
BBB	810,753	803,973	17%	807,228	799,005	15%
BB	602,594	583,385	13%	797,219	759,361	14%
B	489,946	462,995	10%	576,629	523,784	9%
CCC and below	131,708	42,048	1%	143,548	38,704	1%
Private commercial real estate loans	823,800	836,003	18%	1,044,460	1,032,821	20%
Not rated(3)	1,872,423	1,908,569	41%	2,123,952	2,098,518	40%
Total	$4,732,042	$4,637,713	100%	$5,521,236	$5,279,928	100%
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
(2)"A" includes credit ratings of A+, A, and A-, "BBB" includes credit ratings of BBB+, BBB, and BBB-, "BB" includes credit ratings of BB+, BB, and BB-, "B" includes credit ratings of B+, B, and B-, and "CCC and below" includes credit ratings of CCC+ and below.
(3)As of September 30, 2025, not rated positions have a weighted-average LTV at origination of 53%, and are primarily composed of industrial (55%) and rental housing (43%) assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$106,881	$149,193	$339,758	$483,423
Unrealized gain	37,331	53,559	119,164	178,929
Realized loss	(2,607)	(5,160)	(17,326)	(43,510)
Total	141,605	197,592	441,596	618,842
Net realized and unrealized (loss) gain on derivatives	1,124	(5,710)	(10,158)	(748)
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	375	(6,810)	(17,310)	37
Other expense	(708)	(223)	(5,200)	(8,014)
Total income from investments in real estate debt	$142,396	$184,849	$408,928	$610,117

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
CMBS	$635,297	$746,773	$19,408	$21,977	$59,184	$111,361
Commercial real estate loans	296,475	416,942	6,079	17,221	32,781	43,514
Total	$931,772	$1,163,715	$25,487	$39,198	$91,965	$154,875
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
As of both September 30, 2025 and December 31, 2024, the Company’s investments in real estate debt also included $1.7 billion of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and nine months ended September 30, 2025, the Company recognized $41.7 million and $118.1 million of income, respectively, related to such CMBS. During the three and nine months ended September 30, 2024, the Company recognized $55.1 million and $194.1 million of income, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	September 30, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	195	$9,132,234	$9,587,901	5.8%	5/17/2027
Senior obligations of consolidated securitization vehicles	15	8,134,776	8,637,447	5.7%	3/3/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	15	$997,458	$950,454	7.2%	1/13/2029

	December 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,286,605	$13,616,526	6.1%	5/8/2026
Senior obligations of consolidated securitization vehicles	19	11,838,154	12,233,141	5.9%	5/16/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,448,451	$1,383,385	7.6%	3/1/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2025			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages(4)	3.9%	4/15/2030	N/A	$21,061,882	$21,645,080
Variable rate loans:
Variable rate mortgages and secured term loans	+2.3%	6/4/2028	N/A	31,994,352	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/18/2028	$3,490,870	2,785,390	3,490,870
Variable rate warehouse facilities(5)	+2.2%	12/3/2028	$2,385,986	1,584,011	1,929,037
Total variable rate loans	+2.3%	6/9/2028		36,363,753	37,426,125
Total loans secured by real estate	5.5%	2/11/2029		57,425,635	59,071,205
(Discount) premium on assumed debt, net				(83,887)	(96,048)
Deferred financing costs, net				(376,564)	(434,922)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$56,965,184	$58,540,235
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of September 30, 2025, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.8 billion and interest rate caps with an aggregate notional balance of $22.3 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $234.4 million and $261.6 million of loans related to investments in affordable housing properties as of September 30, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of September 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$404,248
2026	11,154,253
2027	16,170,168
2028	4,410,559
2029	12,388,767
2030	4,953,484
Thereafter	7,944,156
Total	$57,425,635

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $17.2 million and $54.1 million for the three and nine months ended September 30, 2025, respectively. The Company incurred a net realized loss on extinguishment of debt of $19.6 million and $71.7 million for the three and nine months ended September 30, 2024, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.
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
As of September 30, 2025 and December 31, 2024, the Company’s secured financings of investments in real estate debt was $3.3 billion and $3.6 billion, respectively. As of September 30, 2025, the secured financings had a weighted average maturity date of November 5, 2026, and a weighted average interest rate of 1.6% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of both September 30, 2025 and December 31, 2024, the Company had interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of October 17, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both September 30, 2025 and December 31, 2024, the maximum capacity of the credit facilities was $6.1 billion. As of September 30, 2025 and December 31, 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.2 billion and $1.4 billion, respectively.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of December 20, 2027 and an interest rate of SOFR +2.5%. As of September 30, 2025 and December 31, 2024, the aggregate outstanding balance of the unsecured term loans was $1.2 billion and $1.1 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on January 23, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued stockholder servicing fee	$770,083	$624,579
Performance participation allocation	124,029	—
Accrued management fee	55,614	56,401
Other	6,543	1,767
Total	$956,269	$682,747
Accrued Stockholder Servicing Fee
The Company accrues for future stockholder servicing fees payable to Blackstone Securities Partners L.P., the dealer manager, a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) at the time such shares are sold. For Class S-2, Class D-2, and Class T-2 shares, the Company accrues the future stockholder servicing fees based on the estimated life of the shares held by stockholders of such share classes. For Class S, Class D, and Class T shares, the Company accrues the full amount, up to the applicable 8.75% fee limitation. The Dealer Manager has entered, and may in the future enter, into agreements with the selected dealers distributing the Company’s shares as part of its continuous public and private offerings, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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

During the three and nine months ended September 30, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $124.0 million and $355.0 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company’s total return did not exceed the year-to-date hurdle amount.

During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). Beginning January 1, 2025, interest on the 2024 Shortfall Obligation, net of $9.9 million of performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, began accruing at a 5% annual rate, compounded quarterly. During the three months ended September 30, 2025, the Company did not record any such interest income because the 2024 Quarterly Shortfall was no longer outstanding. During the nine months ended September 30, 2025, the Company accrued interest income of $1.1 million related to such net 2024 Shortfall Obligation.

The net 2024 Shortfall Obligation of $95.1 million and related $1.1 million of interest accrued were satisfied with the $355.0 million performance participation accrual for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 9.7 million units of BREIT OP to the Special Limited Partner as payment for the $134.8 million of net performance participation allocation previously accrued. The remaining $124.0 million of the performance participation allocation expense relating to the nine month period ended September 30, 2025 is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets.
As of November 7, 2025, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $4.0 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and nine months ended September 30, 2025, the Company incurred management fees of $166.8 million and $502.1 million, respectively. During the three and nine months ended September 30, 2024, the Company incurred management fees of $174.3 million, and $542.0 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company issued BREIT OP units of 36.5 million and 38.8 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $55.6 million and $56.4 million related to the management fees as of September 30, 2025 and December 31, 2024, respectively. During October 2025, the Adviser was issued 4.0 million units of BREIT OP as payment for the management fees accrued as of September 30, 2025. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares previously issued as payment for management fees during the three and nine months ended September 30, 2025 and 2024.
Other
As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance due to the Adviser of $6.5 million and $1.8 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.

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
During the three and nine months ended September 30, 2025, the Company paid LNLS $3.1 million and $22.7 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended September 30, 2025, the Company contributed $93.6 million of capital to the captive insurance company owned by it and other Blackstone-advised investment vehicles. Of this amount, $1.8 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
During the nine months ended September 30, 2025, the Company contributed $93.2 million of capital to the captive insurance company, which includes a net refund of $0.4 million received by the Company related to insurance premiums previously paid to the captive insurance company. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions. Included in the $93.2 million of capital contributed is $1.8 million attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the captive insurance company.
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
The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization/(Reversal) of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Link Logistics Real Estate LLC	$33,657	$30,935	$3,326	$6,518	$3,507	$147
Tricon	25,643	—	1,042	—	3	—
Perform Properties LLC(1)	8,860	9,268	(141)	224	528	741
Revantage(2)	5,766	8,536	3,069	1,952	—	—
LivCor, LLC	4,613	26,860	2,838	4,672	1,728	2,887
BRE Hotels and Resorts LLC	1,976	3,393	307	312	66	—
BPP MFNY Employer LLC	657	683	(87)	364	—	—
Apartment Income REIT, L.P.	402	—	—	—	—	—
Longview Senior Housing, LLC	269	342	—	—	—	—
	$81,843	$80,017	$10,354	$14,042	$5,832	$3,775

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Link Logistics Real Estate LLC	$92,706	$90,045	$16,121	$17,622	$12,409	$963
Tricon	64,665	—	3,125	—	3	—
Perform Properties LLC(1)	24,540	30,094	109	986	1,072	2,264
Revantage(2)	22,200	19,564	7,956	6,356	15	—
LivCor, LLC	59,069	77,511	12,815	16,224	5,137	7,367
BRE Hotels and Resorts LLC	8,325	9,717	980	1,136	91	—
BPP MFNY Employer LLC	2,351	2,399	514	1,093	—	—
Apartment Income REIT, L.P.	979	—	—	—	20	—
Longview Senior Housing, LLC	871	852	—	—	—	—
	$275,706	$230,182	$41,620	$43,417	$18,747	$10,594
(1)Includes Shopcore Properties TRS Management LLC and EQ Management, LLC for three and nine months ended September 30, 2024.
(2)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.

As of September 30, 2025 and December 31, 2024, $34.6 million and $33.7 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities. See Note 11 for further details.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.

The following table details the incentive compensation awards ($ in thousands):

	December 31, 2024	For the Nine Months Ended September 30, 2025			September 30, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$7,786	$—	$(86)	$(5,868)	$1,832	0.3 years
2023	14,673	—	(4,591)	(3,100)	6,982	1.1 years
2024	40,265	—	(2,524)	(13,617)	24,124	1.9 years
2025	—	76,634	—	(19,158)	57,476	2.6 years
	$62,724	$76,634	$(7,201)	$(41,743)	$90,414

For the three and nine months ended September 30, 2025, certain portfolio companies owned by the Company earned revenue of $3.2 million and $5.5 million, respectively, from certain other Blackstone-advised investment vehicles in relation to corporate service fees and property management services. There were no such fees for the three and nine months ended September 30, 2024.
As of September 30, 2025 and December 31, 2024, the Company had a receivable of $50.9 million and $52.8 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	September 30, 2025	December 31, 2024
Interest rate and foreign currency hedging derivatives	$1,079,224	$2,002,173
Straight-line rent receivable	906,395	808,936
Held-for-sale assets	798,907	753,533
Intangible assets, net	708,220	826,900
Receivables, net	572,194	641,551
Single family rental homes risk retention securities	344,479	300,718
Securities held in trust	339,121	179,498
Prepaid expenses	223,383	175,167
Deferred leasing costs, net	149,139	148,889
Deferred financing costs, net	93,603	114,560
Due from affiliate(1)	—	95,024
Other	204,503	193,604
Total	$5,419,168	$6,240,553
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of Other Liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Liabilities related to held-for-sale assets	$610,120	$380,179
Right of use lease liability - operating leases	606,073	605,923
Accounts payable and accrued expenses	426,299	372,281
Real estate taxes payable	425,574	284,392
Stock repurchases payable	413,346	462,894
Financing of affordable housing development	340,682	177,902
Accrued interest expense	314,543	338,509
Distribution payable	200,424	202,801
Tenant security deposits	190,676	205,853
Prepaid rental income	171,501	179,464
Intangible liabilities, net	142,574	178,510
Subscriptions received in advance	122,929	143,030
Right of use lease liability - financing leases	80,394	79,493
Accrued service provider expenses(1)	34,641	33,685
Interest rate and foreign currency hedging derivatives	18,645	11,243
Other	113,232	131,546
Total	$4,211,653	$3,787,705
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,082,275	$(739,615)	$342,660
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	51,584	(35,991)	15,593
Other intangibles	425,630	(169,745)	255,885
Total intangible assets	$1,653,571	$(945,351)	$708,220

Intangible liabilities
Below-market lease intangibles	346,092	(203,518)	142,574
Total intangible liabilities	$346,092	$(203,518)	$142,574

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,187,182	(754,448)	$432,734
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	54,965	(35,086)	19,879
Other intangibles	415,767	(135,562)	280,205
Total intangible assets	$1,751,996	$(925,096)	$826,900

Intangible liabilities
Below-market lease intangibles	386,679	(208,169)	178,510
Total intangible liabilities	$386,679	$(208,169)	$178,510
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$24,577	$1,161	$11,712	$(9,293)
2026	83,442	4,147	28,424	(33,270)
2027	63,251	2,953	26,862	(23,573)
2028	50,151	2,219	25,213	(18,341)
2029	37,738	1,734	23,210	(14,167)
2030	26,393	1,285	21,293	(10,578)
Thereafter	57,108	2,094	119,171	(33,352)
Total	$342,660	$15,593	$255,885	$(142,574)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	September 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,662,139	2.6%	SOFR	3.1
Derivatives not designated as hedging instruments
Interest rate caps – property debt	143	22,338,263	5.9%	SOFR	0.6
Interest rate swaps – property debt	55	26,126,104	1.4%	SOFR, EURIBOR	2.2
Interest rate swaps – secured financings of investments in real estate debt	9	353,565	4.1%	SOFR	4.4
Total		$48,817,932
	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,906	2.6%	SOFR	3.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	17,189,532	6.6%	SOFR	0.9
Interest rate swaps – property debt	53	26,004,711	1.4%	SOFR, EURIBOR	3.0
Interest rate swaps – secured financings of investments in real estate debt	10	433,915	4.1%	SOFR	5.4
Total		$43,628,158
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $10.9 billion and $15.7 billion as of September 30, 2025 and December 31, 2024, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2025		December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	6	€43,144	8	€147,630
Buy USD / Sell GBP Forward	3	£6,828	6	£36,711
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)		Fair Value of Derivatives in a Liability Position(2)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$128,338	$295,596	$1,201	$—
Total derivatives designated as hedging instruments	128,338	295,596	1,201	—
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	945,574	1,686,623	4,164	1,406
Interest rate caps – property debt(3)	3,986	15,873	1,492	5,426
Interest rate swaps – secured financings of investments in real estate debt	214	488	10,404	4,411
Foreign currency forward contracts	1,112	3,593	1,384	—
Total derivatives not designated as hedging instruments	950,886	1,706,577	17,444	11,243
Total interest rate and foreign currency hedging derivatives	$1,079,224	$2,002,173	$18,645	$11,243
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $39.4 million and $117.2 million as of September 30, 2025 and December 31, 2024, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended September 30,
			2025	2024
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized loss	(1)	$(156,246)	$(787,930)
Interest rate caps – property debt	Unrealized loss	(1)	(5,142)	(8,867)
Interest rate caps – property debt	Realized gain	(1)	1,242	—
Interest rate swap – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	877	(18,415)
Foreign currency forward contract	Realized loss	(2)	(1,513)	(3,231)
Foreign currency forward contract	Unrealized gain (loss)	(2)	2,637	(2,479)
Total			$(158,145)	$(820,922)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized loss		(21,378)	(210,629)
Total			$(179,523)	$(1,031,551)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
			2025	2024
Included in Net Loss
Interest rate swap – property debt	Unrealized loss	(1)	$(734,952)	$(519,510)
Interest rate caps – property debt	Unrealized loss	(1)	(17,938)	(25,840)
Interest rate caps – property debt	Realized gain	(1)	1,224	542
Interest rate swaps – secured financings of investments in real estate debt	Unrealized loss	(1)	(6,362)	(7,842)
Foreign currency forward contract	Realized loss	(2)	(6,293)	(2,431)
Foreign currency forward contract	Unrealized (loss) gain	(2)	(3,865)	1,683
Total			$(768,186)	$(553,398)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized loss		(176,221)	(105,330)
Total			$(944,407)	$(658,728)

(1)Included in Loss from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and nine months ended September 30, 2025, net gain of $30.7 million and $91.3 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of September 30, 2025, the Company was in a net liability position and posted collateral of $14.9 million with one of its counterparties as required under the derivative contracts. As of December 31, 2024, the Company was in a net liability position and posted collateral of $7.8 million with one of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interest
Authorized Capital
The Company had the authority to issue the following shares of common and preferred stock, $0.01 par value per share (in thousands):

	September 30, 2025	December 31, 2024
	Number of Shares Authorized	Number of Shares Authorized
Class I Shares	6,000,000	6,000,000
Class S Shares	3,000,000	3,000,000
Class S-2 Shares(1)	2,500,000	—
Class D Shares	1,500,000	1,500,000
Class D-2 Shares(1)	1,400,000	—
Class T Shares	500,000	500,000
Class T-2 Shares(1)	400,000	—
Class C Shares	500,000	500,000
Class F Shares	500,000	500,000
Preferred Stock	100,000	100,000
Total	16,400,000	12,100,000
(1)Shares were authorized on July 18, 2025.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2025(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Total
June 30, 2025	2,103,003	1,276,460	—	132,923	—	38,023	—	3,062	3,553,471
Common stock issued (converted)(2)	64,175	(3,713)	2,604	(27,746)	97	(1,330)	61	431	34,579
Distribution reinvestment	10,774	6,917	—	642	—	249	—	—	18,582
Common stock repurchased	(56,032)	(34,167)	—	(4,093)	—	(528)	—	(28)	(94,848)
Independent directors’ restricted stock grant(3)	96	—	—	—	—	—	—	—	96
September 30, 2025	2,122,016	1,245,497	2,604	101,726	97	36,414	61	3,465	3,511,880
Total par value as of September 30, 2025	$21,220	$12,455	$26	$1,017	$1	$364	$1	$35	$35,119

	Nine Months Ended September 30, 2025(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Total
December 31, 2024	2,165,077	1,339,547	—	138,946	—	43,941	—	2,848	3,690,359
Common stock issued (converted)(2)	145,564	1,078	2,604	(25,157)	97	(5,418)	61	830	119,659
Distribution reinvestment	32,812	21,141	—	2,235	—	802	—	—	56,990
Common stock repurchased	(221,533)	(116,269)	—	(14,298)	—	(2,911)	—	(213)	(355,224)
Independent directors’ restricted stock grant(3)	96	—	—	—	—	—	—	—	96
September 30, 2025	2,122,016	1,245,497	2,604	101,726	97	36,414	61	3,465	3,511,880
Total par value as of September 30, 2025	$21,220	$12,455	$26	$1,017	$1	$364	$1	$35	$35,119
(1)As of September 30, 2025, no Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class D, and Class T to Class I during the three and nine months ended September 30, 2025.
(3)The independent directors’ restricted stock grant for the three and nine months ended September 30, 2025 represents $0.2 million of the annual compensation paid to each of the independent directors. The cost of each grant is amortized over the one-year service period.

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
For the nine months ended September 30, 2025, the Company repurchased 355.2 million shares of common stock and 3.7 million units of BREIT OP for a total of $4.9 billion, satisfying all repurchase requests for the nine months ended September 30, 2025.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2025
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Aggregate gross distributions declared per share of common stock	$0.1650	$0.1650	$0.0548	$0.1650	$0.0548	$0.1650	$0.0548
Stockholder servicing fee per share of common stock	—	(0.0297)	(0.0097)	(0.0086)	(0.0028)	(0.0292)	(0.0096)
Net distributions declared per share of common stock	$0.1650	$0.1353	$0.0451	$0.1564	$0.0520	$0.1358	$0.0452

	Nine Months Ended September 30, 2025
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Aggregate gross distributions declared per share of common stock	$0.4939	$0.4939	$0.0548	$0.4939	$0.0548	$0.4939	$0.0548
Stockholder servicing fee per share of common stock	—	(0.0880)	(0.0097)	(0.0255)	(0.0028)	(0.0865)	(0.0096)
Net distributions declared per share of common stock	$0.4939	$0.4059	$0.0451	$0.4684	$0.0520	$0.4074	$0.0452

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
The following table details the Redeemable Non-controlling Interest activity related to the Special Limited Partner for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$15,688	$351
Settlement of prior quarter(s) performance participation allocation	134,787	15,370
GAAP income allocation	(3,309)	(353)
Distributions	(713)	(61)
Fair value allocation	6,831	452
Ending balance	$153,284	$15,759
In addition to the Special Limited Partner’s interest noted above, certain of the Company’s third party joint ventures also have a Redeemable Non-controlling Interest in such joint ventures. As of September 30, 2025 and December 31, 2024, $159.2 million and $158.0 million, respectively, related to such third party joint ventures was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interests of $3.9 million and $0.5 million, during the three and nine months ended September 30, 2025, respectively, and $7.8 million and $27.9 million, during the three and nine months ended September 30, 2024, respectively, to reflect their redemption value.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$1,589,774	$1,719,514	$4,915,166	$5,300,044
Variable lease payments	129,369	134,742	407,026	429,821
Rental revenue	$1,719,143	$1,854,256	$5,322,192	$5,729,865
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, net lease, data centers, retail, and office properties as of September 30, 2025 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025 (remaining)	$429,134
2026	1,689,392
2027	1,541,218
2028	1,358,593
2029	1,174,999
2030	989,014
Thereafter	14,250,178
Total	$21,432,528

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2025, the Company had 89 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of September 30, 2025 ($ in thousands):

	Operating Leases	Financing Leases
2025 (remaining)	$8,857	$1,112
2026	36,101	4,507
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
Thereafter	2,034,887	549,466
Total undiscounted future lease payments	2,226,936	574,410
Difference between undiscounted cash flows and discounted cash flows	(1,620,863)	(494,016)
Total lease liability	$606,073	$80,394
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases were 58 years and 76 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contain a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed ground rent expense	$6,619	$6,369	$13,646	$14,041
Variable ground rent expense	10,244	9,230	28,732	25,549
Total cash portion of ground rent expense	16,863	15,599	42,378	39,590
Straight-line ground rent expense	1,078	2,247	10,291	12,933
Total operating lease costs	$17,941	$17,846	$52,669	$52,523
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on lease liabilities	$1,110	$1,080	$3,276	$3,211
Amortization of right-of-use assets	288	297	901	913
Total financing lease costs	$1,398	$1,377	$4,177	$4,124

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
The following table details the total assets by segment ($ in thousands):

	September 30, 2025	December 31, 2024
Rental Housing	$54,363,609	$58,567,894
Industrial	16,531,507	17,771,159
Net Lease	7,995,129	8,029,195
Office	2,792,237	2,759,646
Hospitality	2,487,350	2,696,612
Retail	1,975,249	2,119,705
Data Centers	1,739,636	2,442,748
Self Storage	701,389	714,617
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	14,176,765	18,801,660
Other (Corporate)	1,368,173	2,335,005
Total assets	$104,131,044	$116,238,241

The following table details the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,122,936	$321,059	$150,384	$42,741	$—	$50,338	$13,300	$18,385	$—	$1,719,143
Hospitality revenue	—	—	—	—	123,399	—	—	—	—	123,399
Other revenue	90,591	2,757	—	5,222	—	989	—	1,343	—	100,902
Total revenues	1,213,527	323,816	150,384	47,963	123,399	51,327	13,300	19,728	—	1,943,444
Expenses:
Rental property operating	665,652	113,878	552	14,964	—	20,468	2,796	9,499	—	827,809
Hospitality operating	—	—	—	—	89,125	—	—	—	—	89,125
Total expenses	665,652	113,878	552	14,964	89,125	20,468	2,796	9,499	—	916,934
(Loss) Income from unconsolidated entities	(12,990)	(54,950)	(123)	8,629	(2,643)	(393)	(87,322)	—	—	(149,792)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	142,396	142,396
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	18,613	18,613
GAAP segment income (loss)	$534,885	$154,988	$149,709	$41,628	$31,631	$30,466	$(76,818)	$10,229	$161,009	$1,037,727

Depreciation and amortization	$(504,176)	$(159,828)	$(49,555)	$(21,401)	$(22,247)	$(18,897)	$(5,546)	$(6,825)	$—	$(788,475)

General and administrative										(17,958)
Management fee										(166,757)
Performance participation allocation										(124,029)
Impairment of investments in real estate										(27,386)
Loss from interest rate derivatives										(159,269)
Net gain on dispositions of real estate										332,883
Interest expense, net										(768,735)
Loss on extinguishment of debt										(17,186)
Other expense										(14,332)
Net loss										$(713,517)
Net loss attributable to non-controlling interests in third party joint ventures										$18,164
Net loss attributable to non-controlling interests in BREIT OP										56,671
Net loss attributable to BREIT stockholders										$(638,682)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,225,267	$352,796	$150,384	$40,818	$—	$53,636	$13,215	$18,140	$—	$1,854,256
Hospitality revenue	—	—	—	—	137,847	—	—	—	—	137,847
Other revenue	91,555	6,492	—	2,208	—	893	—	1,415	—	102,563
Total revenues	1,316,822	359,288	150,384	43,026	137,847	54,529	13,215	19,555	—	2,094,666
Expenses:
Rental property operating	772,232	117,137	673	13,637	—	22,959	2,367	9,020	—	938,025
Hospitality operating	—	—	—	—	97,870	—	—	—	—	97,870
Total expenses	772,232	117,137	673	13,637	97,870	22,959	2,367	9,020	—	1,035,895
Income (loss) from unconsolidated entities	77,308	85,242	—	(6,535)	(1,701)	(1,159)	(227,994)	—	—	(74,839)
Income from investments in real estate debt	1,300	—	—	—	—	—	—	—	183,549	184,849
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	44,170	44,170
GAAP segment income (loss)	$623,198	$327,393	$149,711	$22,854	$38,276	$30,411	$(217,146)	$10,535	$227,719	$1,212,951

Depreciation and amortization	$(537,343)	$(178,348)	$(51,878)	$(23,005)	$(22,811)	$(22,653)	$(5,541)	$(6,635)	$—	$(848,214)

General and administrative										(15,368)
Management fee										(174,252)
Impairment of investments in real estate										(48,571)
Loss from interest rate derivatives										(815,212)
Net gain on dispositions of real estate										988,970
Interest expense, net										(853,014)
Loss on extinguishment of debt										(19,608)
Other expense										(35,408)
Net loss										$(607,726)
Net income attributable to non-controlling interests in third party joint ventures										$(37,374)
Net loss attributable to non-controlling interests in BREIT OP										39,041
Net loss attributable to BREIT stockholders										$(606,059)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$3,515,163	$979,205	$451,153	$128,677	$—	$153,687	$40,547	$53,760	$—	$5,322,192
Hospitality revenue	—	—	—	—	396,714	—	—	—	—	396,714
Other revenue	250,688	10,919	—	9,124	259	3,120	19	3,962	—	278,091
Total revenues	3,765,851	990,124	451,153	137,801	396,973	156,807	40,566	57,722	—	5,996,997
Expenses:
Rental property operating	2,027,514	343,604	1,895	46,924	—	60,491	8,873	26,283	—	2,515,584
Hospitality operating	—	—	—	—	281,232	—	—	—	—	281,232
Total expenses	2,027,514	343,604	1,895	46,924	281,232	60,491	8,873	26,283	—	2,796,816
(Loss) Income from unconsolidated entities	(40,433)	157,976	(520)	16,519	(7,709)	(2,947)	(1,010,702)	—	—	(887,816)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	408,928	408,928
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	89,005	89,005
GAAP segment income (loss)	$1,697,904	$804,496	$448,738	$107,396	$108,032	$93,369	$(979,009)	$31,439	$497,933	$2,810,298

Depreciation and amortization	$(1,558,932)	$(488,020)	$(148,666)	$(64,342)	$(68,200)	$(59,196)	$(16,638)	$(20,231)	$—	$(2,424,225)

General and administrative										(50,958)
Management fee										(502,074)
Performance participation allocation										(355,028)
Impairment of investments in real estate										(368,757)
Loss from interest rate derivatives										(758,028)
Net gain on dispositions of real estate										933,186
Interest expense, net										(2,312,297)
Loss on extinguishment of debt										(54,060)
Other expense										(40,341)
Net loss										$(3,122,284)
Net loss attributable to non-controlling interests in third party joint ventures										$78,416
Net loss attributable to non-controlling interests in BREIT OP										220,071
Net loss attributable to BREIT stockholders										$(2,823,797)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$3,815,805	$1,076,474	$451,153	$126,660	$—	$166,719	$39,650	$53,404	$—	$5,729,865
Hospitality revenue	—	—	—	—	421,153	—	—	—	—	421,153
Other revenue	260,359	15,534	—	7,346	—	3,583	—	4,287	—	291,109
Total revenues	4,076,164	1,092,008	451,153	134,006	421,153	170,302	39,650	57,691	—	6,442,127
Expenses:
Rental property operating	2,245,347	358,739	2,000	43,842	—	70,560	7,369	26,335	—	2,754,192
Hospitality operating	—	—	—	—	291,754	—	—	—	—	291,754
Total expenses	2,245,347	358,739	2,000	43,842	291,754	70,560	7,369	26,335	—	3,045,946
Income (loss) from unconsolidated entities	63,184	31,967	—	7,052	(6,806)	(2,887)	(229,705)	—	—	(137,195)
Income from investments in real estate debt	1,299	—	—	—	—	—	—	—	608,818	610,117
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	160,596	160,596
Income from investments in equity securities(2)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment income (loss)	$1,956,782	$765,236	$449,153	$97,216	$122,593	$96,855	$(197,424)	$31,356	$769,414	$4,091,181

Depreciation and amortization	$(1,694,465)	$(550,116)	$(155,635)	$(70,753)	$(68,477)	$(74,791)	$(16,624)	$(19,895)	$—	$(2,650,756)

General and administrative										(49,668)
Management fee										(542,028)
Impairment of investments in real estate										(232,329)
Loss from interest rate derivatives										(552,650)
Net gain on dispositions of real estate										1,271,414
Interest expense, net										(2,542,584)
Loss on extinguishment of debt										(71,660)
Other expense(2)										(80,723)
Net loss										$(1,359,803)
Net loss attributable to non-controlling interests in third party joint ventures										$31,685
Net loss attributable to non-controlling interests in BREIT OP										70,547
Net loss attributable to BREIT stockholders										$(1,257,571)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.
(2)Included within Other expense on the Condensed Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of September 30, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

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

As of November 7, 2025, we had received cumulative net proceeds of $79.2 billion from the sale of 6.1 billion shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C units. As of November 7, 2025, there are no Class F shares or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

Recent Developments

During the third quarter, real estate transaction activity continued to strengthen as the recovery of commercial real estate from its cyclical downturn continued, further supported by the decline in construction starts and continuing low supply (including in sectors in which our portfolio is concentrated), as well as continuing improvement in the cost and availability of debt.

The Federal Reserve lowered interest rates in September and October of 2025, and interest rates are likely to continue to decline. Continued deceleration in inflation should also encourage further lowering of interest rates, which would be constructive for real estate values. Nevertheless, the timing, direction and extent of any future interest rate changes remain uncertain.

Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. More recently, there has been greater clarity in the U.S. policy environment and lower market volatility. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our investors, our tenants and the value of our real estate assets.

Q3 2025 Highlights
Operating Results:
•Declared monthly net distributions totaling $590.7 million for the three months ended September 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Average Annualized Distribution Rate(1)	4.8%	3.9%	3.9%	4.7%	4.6%	4.0%	4.0%
Year-to-Date Total Return, without upfront selling commissions(2)	4.8%	4.1%	0.6%	4.6%	0.6%	4.1%	0.6%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	n/a	0.6%	(2.8)%	3.0%	(0.9)%	0.6%	(2.8)%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.2%	8.3%	n/a	8.9%	n/a	8.4%	n/a
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	n/a	7.8%	n/a	8.7%	n/a	7.9%	n/a
Investments:
•Sold 24 rental housing properties, 17 industrial properties, one retail property, and three hospitality properties for total net proceeds of $1.7 billion. We recognized a net realized gain of $305.5 million, net of the impairments recorded during the quarter, related to the disposition of such properties.
•Deployed $1.2 billion (at BREIT’s share) into the development of data centers through our QTS platform. As of September 30, 2025, these data center developments are 100% pre-leased and in substantially all cases to investment grade tenants.
Capital and Financing Activity:
•Raised $0.8 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended September 30, 2025. Repurchased $1.3 billion of our shares and units from investors during the three months ended September 30, 2025.
•Decreased financings by a net $1.7 billion during the quarter.
Current Portfolio:
•Our portfolio as of September 30, 2025 consisted of investments in real estate (96% based on fair value) and investments in real estate debt (4%).
•Our 4,540 properties(3) as of September 30, 2025 consisted primarily of Rental Housing (46% based on fair value), Industrial (23%) and Data Centers (18%), and our real estate portfolio was primarily concentrated in the following regions: South (36%), West (29%) and East (20%).
•Our investments in real estate debt as of September 30, 2025 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(3)Excludes 62,007 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of September 30, 2025:

Investment Allocation[1]

Real Estate Debt
4%
Real Estate
96%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2025:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2025:
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
As of September 30, 2025, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,540 properties and 62,007 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers and Net Lease properties, and to a lesser extent Office, Hospitality, Retail, and Self Storage properties.

The following table provides a summary of our portfolio by property sector as of September 30, 2025:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Nine Months Ended September 30,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2025 ($ in thousands)	2024 ($ in thousands)
Rental Housing(8)	903	264,336 units	93%	$21,916	$54,621,146	$3,389,734	$3,687,249
Industrial	2,997	403,243 sq. ft.	91%	$6.77	27,793,973	1,286,869	1,368,530
Data Centers	128	18,610 sq. ft.	100%	$15.37	21,845,613	670,152	417,648
Net Lease	117	16,107 sq. ft.	100%	N/A	6,141,670	387,386	385,761
Office	14	5,171 sq. ft.	96%	$43.09	3,252,693	205,501	199,114
Hospitality	241	33,189 keys	72%	$191.75/$138.18	2,800,590	480,618	506,899
Retail	61	8,535 sq. ft.	96%	$21.82	2,589,056	170,285	185,417
Self Storage	79	5,048 sq. ft.	83%	$14.49	840,909	56,568	56,537
Total	4,540		93%		$119,885,650	$6,647,113	$6,807,155
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data center investments.
(4)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of September 30, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended September 30, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing and senior living, average effective annual base rent represents the base rent for the three months ended September 30, 2025 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, senior living, industrial, net lease, data centers, self storage, office, and retail properties, average effective annual base rent represents the annualized September 30, 2025 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2025. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $87.1 billion allocable share of consolidated real estate properties and our $32.8 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
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

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Total revenues(1)	$5,996,997	$6,442,127
Less: revenues allocable to non-controlling interests	(605,302)	(611,253)
Allocable share of revenues from unconsolidated entities	1,255,418	976,281
Property Sector Revenue	$6,647,113	$6,807,155
(1)Reflects total revenues determined in accordance with GAAP. See condensed consolidated statements of operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2025:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	2	Palm Beach Gardens, FL & Gurnee, IL	Apr. 2017	100%	959 units	95%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	94%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	93%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	95%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	3	Boerne, TX & Louisville, KY	Various	100%	576 units	94%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	95%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	92%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	93%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	94%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	94%
Coyote Multifamily Portfolio	5	Phoenix, AZ	Aug. 2018	100%	1,398 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	95%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	94%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	95%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	92%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	89%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	94%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	95%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	95%
Arium Multifamily Portfolio	2	Ocoee & Oviedo, FL	Dec. 2019	100%	700 units	94%
Acorn Multifamily Portfolio	15	Various	Feb. & May 2020	98%	6,230 units	93%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	91%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	4	Various	Nov. & Dec. 2020	100%	1,671 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	94%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	94%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	94%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	94%
Vue at Centennial Multifamily	1	Las Vegas, NV	June 2021	100%	372 units	95%
Charlotte Multifamily Portfolio	2	Charlotte, NC	June & Aug. 2021	100%	576 units	93%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	90%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	97%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	17	Various	Dec. 2021 & Jan. 2022	100%	5,580 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	92%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	92%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	95%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	95%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	93%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	93%
Rapids Multifamily Portfolio	33	Various	May 2022	100%	9,880 units	94%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	94%
Pike Multifamily Portfolio(6)	35	Various	June 2022	100%	9,721 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	94%
Tricon - Multifamily(7)	10	Various	May 2024	Various(7)	2,032 units	(5)
Highroads MH	2	Phoenix, AZ	Apr. 2018	99.6%	198 units	97%
Evergreen Minari MH	2	Phoenix, AZ	June 2018	99.6%	115 units	96%
Southwest MH	9	Various	June 2018	99.6%	2,164 units	91%
Hidden Springs MH	1	Desert Hot Springs, CA	July 2018	99.6%	317 units	88%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Angler MH Portfolio	4	Phoenix, AZ	Apr. 2019	99.6%	770 units	95%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	797 units	91%
Impala MH	3	Phoenix & Chandler, AZ	July 2019	99.6%	333 units	97%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	91%
Legacy MH Portfolio	7	Various	Apr. 2020	99.6%	1,896 units	91%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	77%
Royal Oaks MH	1	Petaluma, CA	Nov. 2020	99.6%	94 units	98%
Southeast MH Portfolio	21	Various	Dec. 2020	99.6%	5,858 units	93%
Redwood Village MH	1	Santa Rosa, CA	July 2021	99.6%	67 units	100%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
Crescent Valley MH	1	Newhall, CA	Nov. 2021	99.6%	85 units	93%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	266 units	92%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	87%
Signal Student Housing Portfolio	8	Various	Aug. 2021	96%	1,749 units	91%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	92%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	808 units	92%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	94%
Robin Student Housing Portfolio	5	Various	Mar. 2022	98%	1,137 units	82%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	144 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	84%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	136	Various	Aug. 2022	69%	32,973 units	91%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	23,907 units	94%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	38,100 units	(5)
Quebec Independent Living Portfolio	4	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,125 units	96%
Ace Affordable Housing Portfolio(10)	380	Various	Dec. 2021	Various(10)	52,967 units	91%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	95%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	97%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	93%
Total Rental Housing	903				264,336 units

Industrial:
HS Industrial Portfolio	30	Various	Apr. 2017	100%	4,903 sq. ft.	98%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,695 sq. ft.	69%
Canyon Industrial Portfolio	102	Various	Mar. 2018	100%	15,414 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	43	Various	Nov. 2018	100%	6,933 sq. ft.	89%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	88%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	94%
Atlanta Industrial Portfolio	61	Atlanta, GA	May 2019	100%	3,779 sq. ft.	95%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	93%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	100%
Jupiter 12 Industrial Portfolio	256	Various	Sept. 2019	100%	48,581 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	80%
Midwest Industrial Portfolio	27	Various	Feb. 2020	100%	5,941 sq. ft.	79%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	95%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	12	Various	Dec. 2020	100%	1,978 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	2,864 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	6	Various	Feb. 2021	100%	1,041 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	80%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	87%
Winston Industrial Portfolio(12)	107	Various	Oct. 2021	Various(12)	25,062 sq. ft.	91%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	46%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	89	Various	Nov. 2021	99%	13,699 sq. ft.	89%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	324	Various	Nov. 2021	12%	69,641 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,545 sq. ft.	(5)
Maplewood Industrial	9	Various	Dec. 2021	100%	2,501 sq. ft.	74%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	99%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,804 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	54%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	82%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,596	Various Europe	Various	15%	142,007sq. ft.	(5)
Total Industrial	2,997				403,243 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	114	Various	Aug. 2021	35.5%	15,913 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	128				18,610 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease	115	Various	Various	25%	698 sq. ft.	(5)
Total Net Lease	117				16,107 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	71%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	100%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,081 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	373 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	94%

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	San Antonio, TX	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,171 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	66%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	68%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	69%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	80%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	74%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	84%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	68%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	72%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	73%
Raven Select Service Portfolio	10	Various	June 2019	100%	1,291 keys	72%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	71%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	67%
RHW Select Service Portfolio	6	Colorado Springs, CO	Nov. 2019	100%	557 keys	68%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	79%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	70%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	66%
Sleep Extended Stay Hotel Portfolio(11)	196	Various	July 2022	30%	24,935 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	76%
Total Hospitality	241				33,189 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	98%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	100%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	96%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	100%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	98%
Pike Retail Portfolio(6)(13)	30	Various	June 2022	Various(13)	3,280 sq. ft.	96%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	61				8,535 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,250 sq. ft.	84%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	81%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,089 sq. ft.	82%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	85%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	79%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	79%
Flamingo Self Storage Portfolio	6	Various	Various	98%	376 sq. ft.	78%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,751 sq. ft.	83%
Total Self Storage	79				5,048 sq. ft.

Total Investments in Real Estate	4,540

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
(5)For our industrial, net lease, data centers, retail and office investments, occupancy includes all leased square footage as of September 30, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended September 30, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of September 30, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities.
(7)Includes various ownership interests in 10 unconsolidated multifamily properties.
(8)Includes a 100% interest in 14,047 consolidated single family rental homes, a 44% interest in 8,336 unconsolidated single family rental homes, and a 12% interest in 1,524 unconsolidated single family rental homes.
(9)Includes various ownership interests in 38,100 unconsolidated single family rental homes.
(10)Includes various ownership interests in 376 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 88 consolidated industrial properties and 19 unconsolidated industrial properties.
(13)Includes 29 wholly owned retail properties and a 50% interest in one unconsolidated retail property.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, net lease, data centers, retail, and office properties by annualized base rent and square footage as of September 30, 2025 ($ and square feet data in thousands). The table below excludes our rental housing and self storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	167	$28,391	2%	16,858	10%
2026	552	165,633	9%	24,751	14%
2027	699	215,594	12%	28,748	16%
2028	627	204,165	12%	27,005	15%
2029	474	197,390	11%	23,362	13%
2030	416	198,630	11%	21,759	12%
2031	171	61,793	4%	7,283	4%
2032	93	53,426	3%	4,812	3%
2033	82	39,786	2%	3,161	2%
2034	63	22,287	1%	2,534	2%
Thereafter	157	569,873	33%	16,053	9%
Total	3,501	$1,756,968	100%	176,326	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2025 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets, based on fair value as of September 30, 2025:

Collateral Type

Office
5%
Hospitality
2%
Diversified
1%
Net Lease
16%
Rental
Housing
43%
Industrial
33%

Credit Rating[1]

CCC and
Below
1%
B
11%
BB
12%
BBB
14%
Private
CRE Loans
15%
Not Rated²
47%

(1)BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, B represents credit ratings of B+, B, and B-, and CCC and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 53% and are primarily composed of rental housing (53%) and industrial (46%) assets.

The following table details our investments in real estate debt as of September 30, 2025 ($ in thousands):

	September 30, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	1/23/2034	$4,567,997	$4,525,223	$4,315,269
RMBS	4.2%	1/10/2059	101,931	99,584	81,296
Corporate bonds	4.9%	5/21/2028	56,679	56,003	55,157
Total real estate securities	8.2%	6/13/2034	4,726,607	4,680,810	4,451,722
Commercial real estate loans	+4.4%	11/24/2027	860,693	823,800	836,003
Other investments(5)(6)	5.7%	9/21/2029	199,326	199,326	300,442
Total investments in real estate debt	8.0%	3/19/2033	$5,786,626	$5,703,936	$5,588,167
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Condensed Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of September 30, 2025 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of September 30, 2025, we have interest rate swaps outstanding with a notional value of $0.4 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $2.7 billion as of September 30, 2025. In addition, CMBS includes zero-coupon securities of $0.2 billion as of September 30, 2025.
(5)Includes interests in unconsolidated joint ventures that hold investments in real estate debt.
(6)Weighted average coupon rate and weighted average maturity date exclude our investment in a joint venture with the Federal Deposit Insurance Corporation.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and 2024 ($ in thousands, except per share data):

	Three Months Ended September 30,		Change
	2025	2024	$
Revenues
Rental revenue	$1,719,143	$1,854,256	$(135,113)
Hospitality revenue	123,399	137,847	(14,448)
Other revenue	100,902	102,563	(1,661)
Total revenues	1,943,444	2,094,666	(151,222)
Expenses
Rental property operating	827,809	938,025	(110,216)
Hospitality operating	89,125	97,870	(8,745)
General and administrative	17,958	15,368	2,590
Management fee	166,757	174,252	(7,495)
Performance participation allocation	124,029	—	124,029
Impairment of investments in real estate	27,386	48,571	(21,185)
Depreciation and amortization	788,475	848,214	(59,739)
Total expenses	2,041,539	2,122,300	(80,761)
Other income (expense)
Loss from unconsolidated entities	(149,792)	(74,839)	(74,953)
Income from investments in real estate debt	142,396	184,849	(42,453)
Change in net assets of consolidated securitization vehicles	18,613	44,170	(25,557)
Loss from interest rate derivatives	(159,269)	(815,212)	655,943
Net gain on dispositions of real estate	332,883	988,970	(656,087)
Interest expense, net	(768,735)	(853,014)	84,279
Loss on extinguishment of debt	(17,186)	(19,608)	2,422
Other expense	(14,332)	(35,408)	21,076
Total other income (expense)	(615,422)	(580,092)	(35,330)
Net loss	$(713,517)	$(607,726)	$(105,791)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$18,164	$(37,374)	$55,538
Net loss attributable to non-controlling interests in BREIT OP	56,671	39,041	17,630
Net loss attributable to BREIT stockholders	$(638,682)	$(606,059)	$(32,623)
Net loss per share of common stock — basic and diluted	$(0.18)	$(0.16)	$(0.02)
Rental Revenue
During the three months ended September 30, 2025, rental revenue decreased $135.1 million as compared to the three months ended September 30, 2024. The decrease can primarily be attributed to a $164.6 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2024 to September 30, 2025, partially offset by a $29.5 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended September 30, 2025, hospitality revenue decreased $14.4 million as compared to the three months ended September 30, 2024. The decrease can primarily be attributed to a $8.0 million decrease in Same Property revenues and a $6.4 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2024 to September 30, 2025. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Other Revenue

During the three months ended September 30, 2025, other revenue decreased $1.7 million as compared to the three months ended September 30, 2024. The decrease can primarily be attributed to a $10.3 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2024 to September 30, 2025, partially offset by a $8.6 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the three months ended September 30, 2025, rental property operating expenses decreased $110.2 million as compared to the three months ended September 30, 2024. The decrease can primarily be attributed to a $133.2 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from July 1, 2024 to September 30, 2025, partially offset by a $23.0 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2025, hospitality operating expenses decreased $8.7 million as compared to the three months ended September 30, 2024. The decrease can primarily be attributed to an $8.4 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from July 1, 2024 to September 30, 2025, in addition to a $0.3 million decrease in Same Property operating expenses. See “Same Property NOI” section for further details of the decrease in Same Property operating expenses.
General and Administrative Expenses
During the three months ended September 30, 2025, general and administrative expenses increased $2.6 million compared to the three months ended September 30, 2024. The increase was due to increases in various corporate level expenses during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Management Fee
During the three months ended September 30, 2025, the management fee decreased $7.5 million compared to the three months ended September 30, 2024. The decrease was due to a lower average NAV during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Performance Participation Allocation
During the three months ended September 30, 2025, the performance participation allocation expense increased $124.0 million compared to the three months ended September 30, 2024. The increase was the result of a higher total return for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Impairment of Investments in Real Estate

During the three months ended September 30, 2025, impairments of investments in real estate decreased $21.2 million compared to the three months ended September 30, 2024. During the three months ended September 30, 2025, we recognized an aggregate $27.4 million of impairment charges including (i) $13.4 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $14.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the three months ended September 30, 2024, we recognized an aggregate $48.6 million of impairment charges including (i) $20.9 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $27.7 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the three months ended September 30, 2025, depreciation and amortization decreased $59.7 million compared to the three months ended September 30, 2024. The decrease was primarily driven by the impact of disposition activity from July 1, 2024 through September 30, 2025.
Loss from Unconsolidated Entities
During the three months ended September 30, 2025, loss from unconsolidated entities increased $75.0 million compared to the three months ended September 30, 2024. The increase was primarily driven by fluctuations in foreign currency exchange rates in our unconsolidated entities.

Income from Investments in Real Estate Debt
During the three months ended September 30, 2025, income from investments in real estate debt decreased $42.5 million compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $42.3 million in interest income as a result of sales and repayments.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended September 30, 2025, the change in net assets of consolidated securitization vehicles decreased $25.6 million compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $13.5 million in interest income as a result of sales and repayments and an increase of $12.1 million in net unrealized/realized losses.
Loss from Interest Rate Derivatives
During the three months ended September 30, 2025, the loss from interest rate derivatives decreased $655.9 million compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in net unrealized/realized losses in fair value of derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended September 30, 2025, net gain on dispositions of real estate decreased $656.1 million compared to the three months ended September 30, 2024. During the three months ended September 30, 2025, we recorded $332.9 million of net gains from the disposition of 24 rental housing properties, 17 industrial properties, three hospitality properties, and one retail property. During the three months ended September 30, 2024, we recorded $989.0 million of net gains from the disposition of 52 rental housing properties, three industrial properties, three retail properties, and two hospitality properties.
Interest Expense, Net
During the three months ended September 30, 2025, net interest expense decreased $84.3 million compared to the three months ended September 30, 2024, The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions and the corresponding payoff of debt related to such dispositions from July 1, 2024 to September 30, 2025.
Loss on Extinguishment of Debt
During the three months ended September 30, 2025, loss on extinguishment of debt decreased $2.4 million compared to the three months ended September 30, 2024. The decrease was primarily due to the decrease in refinancing and disposition activity during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Other Expense
During the three months ended September 30, 2025, other expense decreased $21.1 million compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in provision for income taxes during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2025 and 2024 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2025	2024	$
Revenues
Rental revenue	$5,322,192	$5,729,865	$(407,673)
Hospitality revenue	396,714	421,153	(24,439)
Other revenue	278,091	291,109	(13,018)
Total revenues	5,996,997	6,442,127	(445,130)
Expenses
Rental property operating	2,515,584	2,754,192	(238,608)
Hospitality operating	281,232	291,754	(10,522)
General and administrative	50,958	49,668	1,290
Management fee	502,074	542,028	(39,954)
Performance participation allocation	355,028	—	355,028
Impairment of investments in real estate	368,757	232,329	136,428
Depreciation and amortization	2,424,225	2,650,756	(226,531)
Total expenses	6,497,858	6,520,727	(22,869)
Other income (expense)
Loss from unconsolidated entities	(887,816)	(137,195)	(750,621)
Income from investments in real estate debt	408,928	610,117	(201,189)
Change in net assets of consolidated securitization vehicles	89,005	160,596	(71,591)
Loss from interest rate derivatives	(758,028)	(552,650)	(205,378)
Net gain on dispositions of real estate	933,186	1,271,414	(338,228)
Interest expense, net	(2,312,297)	(2,542,584)	230,287
Loss on extinguishment of debt	(54,060)	(71,660)	17,600
Other expense	(40,341)	(19,241)	(21,100)
Total other income (expense)	(2,621,423)	(1,281,203)	(1,340,220)
Net loss	$(3,122,284)	$(1,359,803)	$(1,762,481)
Net loss attributable to non-controlling interests in third party joint ventures	$78,416	$31,685	$46,731
Net loss attributable to non-controlling interests in BREIT OP	220,071	70,547	149,524
Net loss attributable to BREIT stockholders	$(2,823,797)	$(1,257,571)	$(1,566,226)
Net loss per share of common stock — basic and diluted	$(0.79)	$(0.33)	$(0.46)
Rental Revenue
During the nine months ended September 30, 2025, rental revenue decreased $407.7 million as compared to the nine months ended September 30, 2024. The decrease can primarily be attributed to a $519.9 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to September 30, 2025, partially offset by a $112.2 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the nine months ended September 30, 2025, hospitality revenue decreased $24.4 million as compared to the nine months ended September 30, 2024. The decrease can primarily be attributed to a $15.5 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to September 30, 2025 and an $8.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.
Other Revenue
During the nine months ended September 30, 2025, other revenue decreased $13.0 million as compared to the nine months ended September 30, 2024. The decrease can primarily be attributed to a $32.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to September 30, 2025, partially offset by a $19.1 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the nine months ended September 30, 2025, rental property operating expenses decreased $238.6 million as compared to the nine months ended September 30, 2024. The decrease can primarily be attributed to a $289.5 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from January 1, 2024 to September 30, 2025, partially offset by a $50.9 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the nine months ended September 30, 2025, hospitality operating expenses decreased $10.5 million as compared to the nine months ended September 30, 2024. The decrease can primarily be attributed to an $11.5 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions we made from January 1, 2024 to September 30, 2025, partially offset by a $1.0 million increase in Same Property hospitality operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the nine months ended September 30, 2025, general and administrative expenses increased $1.3 million compared to the nine months ended September 30, 2024. The increase was due to an increase in various corporate level expenses during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Management Fee
During the nine months ended September 30, 2025, the management fee decreased $40.0 million compared to the nine months ended September 30, 2024. The decrease was due to a lower average NAV during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Performance Participation Allocation
During the nine months ended September 30, 2025, the performance participation allocation expense increased $355.0 million compared to the nine months ended September 30, 2024. The increase was the result of a higher total return for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Impairment of Investments in Real Estate

During the nine months ended September 30, 2025, impairments of investments in real estate increased $136.4 million compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recognized an aggregate $368.8 million of impairment charges including (i) $285.5 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $83.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the nine months ended September 30, 2024, we recognized an aggregate $232.3 million of impairment charges including (i) $133.0 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $99.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the nine months ended September 30, 2025, depreciation and amortization decreased $226.5 million compared to the nine months ended September 30, 2024. The decrease was primarily driven by the impact of disposition activity from July 1, 2024 through September 30, 2025.

Loss from Unconsolidated Entities
During the nine months ended September 30, 2025, we had a net loss from unconsolidated entities of $887.8 million, primarily driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs. During the nine months ended September 30, 2024, we had a net loss from unconsolidated entities of $137.2 million primarily driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and interest costs, offset by the change in fair value of unconsolidated entities carried at fair value.
Income from Investments in Real Estate Debt
During the nine months ended September 30, 2025, income from investments in real estate debt decreased $201.2 million compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease of $143.7 million in interest income as a result of sales and repayments and a decrease of $60.3 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the nine months ended September 30, 2025, the change in net assets of consolidated securitization vehicles decreased $71.6 million compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease of $29.5 million in interest income as a result of sales and repayments and an increase in net unrealized/realized losses of $42.1 million.
Loss from Interest Rate Derivatives
During the nine months ended September 30, 2025, loss from interest rate derivatives increased $205.4 million compared to the nine months ended September 30, 2024. The increase was primarily attributable to a decrease in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the nine months ended September 30, 2025, net gain on dispositions of real estate decreased $338.2 million compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded $933.2 million of net gains from the disposition of 67 industrial properties, 61 rental housing properties, four retail properties, and four hospitality properties. During the nine months ended September 30, 2024, we recorded $1.3 billion of net gains from the disposition of 106 rental housing properties, 34 industrial properties, 13 retail properties, and two hospitality properties.
Interest Expense, Net
During the nine months ended September 30, 2025, net interest expense decreased $230.3 million compared to the nine months ended September 30, 2024. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from July 1, 2024 to September 30, 2025.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2025, loss on extinguishment of debt decreased $17.6 million compared to the nine months ended September 30, 2024. The decrease was primarily due to the impact of refinancing and disposition activity during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Other Expense
During the nine months ended September 30, 2025, other expense increased $21.1 million compared to the nine months ended September 30, 2024. The increase was primarily due to increases in portfolio-level corporate costs of $30.9 million.

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
We evaluate our consolidated results of operations on a Same Property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered Same Property if they were owned for the full periods presented, otherwise they are considered Non-Same Property. Recently developed properties are not included in Same Property results until the properties have achieved stabilization for both full periods presented. We define stabilization for the property as the earlier of (i) achieving 90% occupancy, (ii) 12 months after receiving a certificate of occupancy, or (iii) for Data Centers, 12 months after receiving a certificate of occupancy and greater than 50% of its critical IT capacity has been built. Certain assets are excluded from Same Property results and are considered Non-Same Property, including (i) properties held-for-sale, (ii) properties that are being redeveloped, (iii) properties identified for future sale, and (iv) interests in unconsolidated entities under contract for sale with a hard deposit or other factors ensuring the buyer’s performance. We do not consider our investments in the real estate debt segment or equity securities to be Same Property.
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

For the three months ended September 30, 2025 and 2024, our Same Property portfolio consisted of 789 rental housing, 2,906 industrial, two net lease, 44 data centers, 241 hotel, 79 self storage, 60 retail, and 13 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$
Net loss	$(713,517)	$(607,726)	$(105,791)
Adjustments to reconcile to Same Property NOI
General and administrative	17,958	15,368	2,590
Management fee	166,757	174,252	(7,495)
Performance participation allocation	124,029	—	124,029
Impairment of investments in real estate	27,386	48,571	(21,185)
Depreciation and amortization	788,475	848,214	(59,739)
Loss from unconsolidated entities	149,792	74,839	74,953
Income from investments in real estate debt	(142,396)	(184,849)	42,453
Change in net assets of consolidated securitization vehicles	(18,613)	(44,170)	25,557
Loss from interest rate derivatives	159,269	815,212	(655,943)
Net gain on dispositions of real estate	(332,883)	(988,970)	656,087
Interest expense, net	768,735	853,014	(84,279)
Loss on extinguishment of debt	17,186	19,608	(2,422)
Other expense	14,332	35,408	(21,076)
Portfolio-level corporate costs(1)	133,653	210,178	(76,525)
Incentive compensation awards(2)	9,621	20,877	(11,256)
Lease termination fees	(273)	(4,186)	3,913
Amortization of above and below-market lease intangibles	(8,690)	(11,048)	2,358
Straight-line rental income and expense	(31,289)	(36,023)	4,734
NOI from unconsolidated entities	280,206	218,770	61,436
NOI attributable to non-controlling interests in consolidated joint ventures	(103,613)	(102,250)	(1,363)
NOI attributable to BREIT stockholders	1,306,125	1,355,089	(48,964)
Less: Non-Same Property NOI attributable to BREIT stockholders	126,318	189,885	(63,567)
Same Property NOI attributable to BREIT stockholders	$1,179,807	$1,165,204	$14,603
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues
Rental revenue	$1,594,015	$1,564,543	$29,472	2%
Hospitality revenue	121,432	129,467	(8,035)	(6)%
Other revenue	74,236	65,662	8,574	13%
Total revenues	1,789,683	1,759,672	30,011	2%

Expenses
Rental property operating	630,645	607,610	23,035	4%
Hospitality operating	85,775	86,090	(315)	—%
Total expenses	716,420	693,700	22,720	3%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(101,407)	(96,697)	(4,710)	5%
Consolidated Same Property NOI attributable to BREIT stockholders	971,856	969,275	2,581	—%
Same Property NOI from unconsolidated entities	207,951	195,929	12,022	6%
Same Property NOI attributable to BREIT stockholders	$1,179,807	$1,165,204	$14,603	1%
Same Property – Rental Revenue
Same Property rental revenue increased $29.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to a $19.0 million increase in base rental revenue, a $7.9 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.6 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

	Three Months Ended September 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$1,026,920	$1,024,218	$2,702	(1)%	+1%
Industrial	225,190	213,380	11,810	(2)%	+8%
Net Lease	120,685	118,319	2,366	—%	+2%
Retail	36,142	35,031	1,111	+3%	—%
Office	31,433	30,922	511	(1)%	+3%
Self Storage	17,531	17,244	287	+3%	(1)%
Data Centers	10,335	10,120	215	—%	+2%
Total base rental revenue	$1,468,236	$1,449,234	$19,002
Same Property – Hospitality Revenue
Same Property hospitality revenue decreased $8.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in hospitality revenue was primarily due to decreases in average daily rate and occupancy and a decrease in food and beverage revenue at our hotels during three months ended September 30, 2025.

Same Property – Other Revenue
Same Property other revenue increased $8.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to increased ancillary and other income at our rental housing properties during the three months ended September 30, 2025.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $23.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the three months ended September 30, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses decreased $0.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in hospitality operating expenses was primarily the result of decreased general operating expenses at our hotels during the three months ended September 30, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $12.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

For the nine months ended September 30, 2025 and 2024, our Same Property portfolio consisted of 786 rental housing, 2,896 industrial, two net lease, 41 data centers, 241 hotel, 79 self storage, 60 retail, and 13 office properties. The following table reconciles GAAP net loss to Same Property NOI for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$
Net loss	$(3,122,284)	$(1,359,803)	$(1,762,481)
Adjustments to reconcile to Same Property NOI
General and administrative	50,958	49,668	1,290
Management fee	502,074	542,028	(39,954)
Performance participation allocation	355,028	—	355,028
Impairment of investments in real estate	368,757	232,329	136,428
Depreciation and amortization	2,424,225	2,650,756	(226,531)
Loss from unconsolidated entities	887,816	137,195	750,621
Income from investments in real estate debt	(408,928)	(610,117)	201,189
Change in net assets of consolidated securitization vehicles	(89,005)	(160,596)	71,591
Loss from interest rate derivatives	758,028	552,650	205,378
Net gain on dispositions of real estate	(933,186)	(1,271,414)	338,228
Interest expense, net	2,312,297	2,542,584	(230,287)
Loss on extinguishment of debt	54,060	71,660	(17,600)
Other expense	40,341	19,241	21,100
Portfolio-level corporate costs(1)	463,857	509,671	(45,814)
Incentive compensation awards(2)	44,680	57,579	(12,899)
Lease termination fees	(3,139)	(6,535)	3,396
Amortization of above and below-market lease intangibles	(27,977)	(35,431)	7,454
Straight-line rental income and expense	(100,272)	(115,094)	14,822
NOI from unconsolidated entities	801,416	625,914	175,502
NOI attributable to non-controlling interests in consolidated joint ventures	(345,167)	(342,863)	(2,304)
NOI attributable to BREIT stockholders	4,033,579	4,089,422	(55,843)
Less: Non-Same Property NOI attributable to BREIT stockholders	448,784	596,006	(147,222)
Same Property NOI attributable to BREIT stockholders	$3,584,795	$3,493,416	$91,379
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues
Rental revenue	$4,833,987	$4,721,772	$112,215	2%
Hospitality revenue	389,408	398,352	(8,944)	(2)%
Other revenue	198,260	179,200	19,060	11%
Total revenues	5,421,655	5,299,324	122,331	2%

Expenses
Rental property operating	1,808,901	1,758,014	50,887	3%
Hospitality operating	260,774	259,798	976	—%
Total expenses	2,069,675	2,017,812	51,863	3%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(335,122)	(322,473)	(12,649)	4%
Consolidated Same Property NOI attributable to BREIT stockholders	3,016,858	2,959,039	57,819	2%
Same Property NOI from unconsolidated entities	567,937	534,377	33,560	6%
Same Property NOI attributable to BREIT stockholders	$3,584,795	$3,493,416	$91,379	3%
Same Property – Rental Revenue
Same Property rental revenue increased $112.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to a $90.7 million increase in base rental revenue, a $16.7 million increase in tenant reimbursement income as a result of higher operating expenses, and a $4.8 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Nine Months Ended September 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$3,137,374	$3,089,910	$47,464	(1)%	+3%
Industrial	665,687	634,720	30,967	(3)%	+8%
Net Lease	360,322	353,257	7,065	—%	+2%
Retail	108,743	105,195	3,548	—%	+3%
Office	93,051	92,628	423	(1)%	+1%
Self Storage	51,367	50,912	455	3%	(2)%
Data Centers	30,891	30,097	794	—%	+3%
Total base rental revenue	$4,447,435	$4,356,719	$90,716

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue decreased $8.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in hospitality revenue was primarily due to decreases in average daily rate and occupancy and a decrease in food and beverage revenue at our hotels during the nine months ended September 30, 2025.
Same Property – Other Revenue
Same Property other revenue increased $19.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increased ancillary income at our rental housing properties during the nine months ended September 30, 2025.

Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $50.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the nine months ended September 30, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $1.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in hospitality operating expenses was primarily the result of increased general operating expenses at our hotels during the nine months ended September 30, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $33.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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
We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) unrealized gains or losses in fair value of financial instruments, (iv) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (v) straight-line rental income and expense, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, (ix) organization costs, (x) severance costs, (xi) buyout costs (xii) net forfeited investment deposits, (xiii) amortization of above- and below-market lease intangibles, (xiv) gain or loss on involuntary conversion, (xv) settlement costs, (xvi) amortization of non-real estate assets, and adding (xvii) proceeds from interest rate contract receivables, and (xviii) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Net loss attributable to BREIT stockholders	$(638,682)	$(606,059)	$(2,823,797)	$(1,257,571)
Net loss attributable to OP unitholders	(56,671)	(39,041)	(220,071)	(70,547)
Net loss attributable to BREIT stockholders and OP unitholders	(695,353)	(645,100)	(3,043,868)	(1,328,118)
Adjustments to arrive at FFO:
Depreciation and amortization	788,475	848,214	2,424,225	2,650,756
Impairment of investments in real estate	27,386	48,571	368,757	232,329
Net gain on dispositions of real estate	(332,883)	(988,970)	(933,186)	(1,271,414)
Net gain on change in control	(1,964)	(16,299)	(26,144)	13,288
Allocable share of adjustments related to unconsolidated entities	128,988	87,142	343,694	251,831
Amount attributable to non-controlling interests for above adjustments	(55,897)	9,387	(220,314)	(160,655)
FFO attributable to BREIT stockholders and OP unitholders	(141,248)	(657,055)	(1,086,836)	388,017
Adjustments to arrive at AFFO:
Performance participation allocation	124,029	—	355,028	—
Incentive compensation awards	12,690	22,829	52,636	63,936
Loss on extinguishment of debt	17,186	19,608	54,060	71,660
Unrealized losses in fair value of financial instruments	128,689	759,196	647,445	394,605
Straight-line rental income and expense	(36,608)	(40,436)	(102,189)	(114,497)
Amortization of deferred financing costs	51,771	54,228	160,077	154,246
Amortization of restricted stock awards	300	216	900	578
Other(2)	6,720	35,357	33,642	20,911
Allocable share of adjustments related to unconsolidated entities	112,766	68,418	817,350	113,834
Amount attributable to non-controlling interests for above adjustments	3,082	4,068	6,172	14,777
AFFO attributable to BREIT stockholders and OP unitholders	279,377	266,429	938,285	1,108,067
Adjustments to arrive at FAD:
Management fee	166,757	174,252	502,074	542,028
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(204,271)	(180,727)	(496,582)	(429,192)
Stockholder servicing fees	(39,286)	(43,455)	(119,281)	(134,721)
Realized losses (gains) on financial instruments	2,244	7,268	38,585	(93,600)
Allocable share of adjustments related to unconsolidated entities	(27,693)	(21,949)	(74,285)	(59,557)
Amount attributable to non-controlling interests for above adjustments	15,561	11,627	31,552	21,392
FAD attributable to BREIT stockholders and OP unitholders	$192,689	$213,445	$820,348	$954,417
(1)The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)Other adjustments to arrive at AFFO for the three and nine months ended September 30, 2025 and 2024 primarily include severance costs, organization costs, amortization of above-and-below market lease intangible, and amortization of mortgage premium/discount, and to a lesser extent amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
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
•Net distributions are typically declared on the last day of each month and are a reduction to the NAV of each respective share class. As a result of the allocation of stockholder servicing fees, the net distributions per share will differ by share class. The monthly stockholder servicing fee is calculated as a percentage of each applicable class of shares’ NAV (Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2). Class I, Class C, and Class F shares are not subject to the stockholder servicing fee.
•NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.

Our total NAV presented in the following tables includes the NAV of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ and shares/units in thousands):

Components of NAV	September 30, 2025
Investments in real estate(1)	$98,361,615
Investments in real estate debt	5,588,167
Investments in unconsolidated entities(2)	15,126,228
Cash and cash equivalents	1,640,838
Restricted cash	782,556
Other assets	3,324,603
Mortgage loans, term loans, and revolving credit facilities, net	(59,457,718)
Secured financings of investments in real estate debt	(3,285,561)
Subscriptions received in advance	(122,929)
Other liabilities	(2,788,778)
Accrued performance participation allocation	(124,029)
Management fee payable	(55,614)
Accrued stockholder servicing fees(3)	(12,761)
Non-controlling interests in joint ventures	(5,975,910)
Net Asset Value	$53,000,707
Number of outstanding shares/units(4)	3,826,446

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $87.2 billion allocable to us and $11.2 billion allocable to third party joint venture interests in such investments as of September 30, 2025.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2025, our allocable share of the gross real estate asset value held by such entities was $33.8 billion.
(3)Stockholder servicing fees only apply to Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and T shares and the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 as an offering cost at the time we sell Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. As of September 30, 2025, the Company has accrued under GAAP $0.8 billion of stockholder servicing fees payable to Blackstone Securities Partners L.P., the dealer manager and a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) related to the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of September 30, 2025, no Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 ($ and shares/units in thousands, except per share/unit data):

Share Class	Net asset value	Number of outstanding shares/units(2)	NAV Per Share/Unit as of September 30, 2025
Class I Shares	$29,419,375	2,122,016	$13.8639
Class S Shares	17,255,657	1,245,497	13.8544
Class S-2 Shares	36,043	2,604	13.8432
Class D Shares	1,375,886	101,726	13.5254
Class D-2 Shares	1,314	97	13.5155
Class T Shares	495,986	36,414	13.6206
Class T-2 Shares	831	61	13.6103
Class C Shares	54,507	3,465	15.7300
Third Party Operating Partnership(1)	4,361,108	314,566	13.8639
Total	$53,000,707	3,826,446
(1)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
(2)As of September 30, 2025, no Class F shares were outstanding.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.4%
Industrial	7.6%	5.6%
Net Lease	6.6%	5.6%
Hospitality	10.8%	9.0%
Data Centers	8.3%	6.1%
Self Storage	8.4%	6.5%
Office	7.8%	5.6%
Retail	7.9%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+1.0%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.7)%	(1.7)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.8%	+1.5%	+1.2%	+2.2%	+3.1%	+2.5%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.5)%	(1.0)%	(2.1)%	(2.9)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2025
Stockholders’ equity	$20,037,773
Non-controlling interests attributable to BREIT OP	3,361,645
Redeemable non-controlling interest	153,284
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	23,552,702
Adjustments:
Accrued stockholder servicing fees	757,322
Accrued affiliated service provider incentive compensation awards	(68,940)
Accumulated depreciation and amortization under GAAP	15,065,528
Unrealized net real estate and real estate debt appreciation	13,694,095
NAV	$53,000,707

The following details the adjustments to reconcile total GAAP stockholders’ equity of BREIT and partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. Under GAAP, we accrue the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 shares as an offering cost at the time we sold the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. Refer to Note 10 to our condensed consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.4939 per share/unit for the nine months ended September 30, 2025. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of September 30, 2025, there were no Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the nine months ended September 30, 2025:

Record Date	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	OP Units
January 31, 2025	$0.0551	$0.0451	$—	$0.0522	$—	$0.0453	$—	$0.0551
February 28, 2025	0.0541	0.0451	—	0.0515	—	0.0452	—	0.0541
March 31, 2025	0.0551	0.0451	—	0.0522	—	0.0453	—	0.0551
April 30, 2025	0.0547	0.0451	—	0.0519	—	0.0452	—	0.0547
May 31, 2025	0.0551	0.0451	—	0.0522	—	0.0453	—	0.0551
June 30, 2025	0.0548	0.0451	—	0.0520	—	0.0453	—	0.0548
July 31, 2025	0.0551	0.0451	—	0.0522	—	0.0453	—	0.0551
August 31, 2025	0.0551	0.0451	—	0.0522	—	0.0453	—	0.0551
September 30, 2025	0.0548	0.0451	0.0451	0.0520	0.0520	0.0452	0.0452	0.0548
Total	$0.4939	$0.4059	$0.0451	$0.4684	$0.0520	$0.4074	$0.0452	$0.4939
The following table summarizes our distributions declared during the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$897,047	50%	$974,149	52%
Reinvested in shares	884,772	50%	917,248	48%
Total distributions(1)	$1,781,819	100%	$1,891,397	100%
Sources of Distributions
Cash flows from operating activities(2)	$1,721,607	97%	$1,891,397	100%
Net gains from investment realizations(3)	60,212	3%	—	—%
Indebtedness	—	—%	—	—%
Total sources of distributions	$1,781,819	100%	$1,891,397	100%

Cash flows from operating activities	$1,721,607		$1,632,715
Net gains from investment realizations(3)	$547,103		$995,575
Funds from Operations(4)	$(1,086,836)		$388,017
Adjusted Funds from Operations(4)	$938,285		$1,108,067
Funds Available for Distribution(4)	$820,348		$954,417
(1)Excludes cash paid to third party joint venture partners classified as non-controlling interest under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through September 30, 2025.
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

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.3 billion of liquidity as of November 6, 2025. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $4.9 billion as well as unrestricted cash and cash equivalents of $1.4 billion. We also expect $0.2 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of November 6, 2025. We also generate incremental liquidity through our operating cash flows, which were $1.7 billion for the nine months ended September 30, 2025. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $5.6 billion as of September 30, 2025.

In addition, we remain moderately leveraged (49% as of September 30, 2025) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $79.2 billion as of November 6, 2025.

Capital Resources
As of September 30, 2025, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of September 30, 2025 ($ in thousands):

	September 30, 2025			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.9%	4/15/2030	N/A	$21,061,882	$21,645,080
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.3%	6/4/2028	N/A	31,994,352	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/18/2028	$3,490,870	2,785,390	3,490,870
Variable rate warehouse facilities(4)	+2.2%	12/3/2028	$2,385,986	1,584,011	1,929,037
Total variable rate loans	+2.3%	6/9/2028		36,363,753	37,426,125
Total loans secured by our properties	5.5%	2/11/2029		57,425,635	59,071,205

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.6%	11/5/2026	N/A	3,285,561	3,624,698

Unsecured loans:
Unsecured term loans	+2.5%	11/4/2028	N/A	1,201,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	8/12/2028	$6,148,077	1,240,000	1,375,000
Affiliate revolving credit facility	+2.5%	1/23/2026	75,000	—	—
Total unsecured loans			$6,223,077	2,441,923	2,501,923

Total indebtedness				$63,153,119	$65,197,826

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of September 30, 2025, we had outstanding interest rate swaps with an aggregate notional balance of $33.1 billion and interest rate caps with an aggregate notional balance of $22.3 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $234.4 million and $261.6 million of loans related to investments in affordable housing properties as of September 30, 2025 and December 31, 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of derivatives on our weighted average interest rate as of September 30, 2025:

September 30, 2025
Weighted average interest rate of loans secured by our properties	5.5%
Impact of interest rate swaps, caps and other derivatives	(1.4)%
Net weighted average interest rate of loans secured by our properties	4.1%
Public and Private Offerings

We registered with the Securities and Exchange Commission (the “SEC”), an offering of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in any combination of Class I, Class S-2, Class T-2 and Class D-2 shares in our primary offering and up to $12.0 billion in any combination of Class I, Class S, Class S-2, Class T, Class T-2, Class D and Class D-2 shares pursuant to our distribution reinvestment plan, which we began using to offer shares of our common stock in September 2025 (the “Current Offering”).
As of November 7, 2025, we have received cumulative net proceeds of $609.8 million from selling an aggregate of 44.1 million shares of our common stock in the current public offering, including shares converted from operating partnership units by the Special Limited Partner (consisting of 26.9 million Class I shares, 6.3 million Class S shares, 9.5 million Class S-2 shares, 0.6 million Class D shares, 0.4 million Class D-2 shares, 0.3 million Class T shares, and 0.1 million Class T-2 shares).
Additionally, we have and may continue to conduct private offerings of Class I, Class S-2, Class T-2, Class D-2 and Class C shares to accredited investors or feeder vehicles created to hold our shares and other assets, as described in our prospectus. All such private offerings are or will be exempt from the registration provisions of the Securities Act.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the nine months ended September 30, 2025, we fulfilled $4.9 billion of repurchases requested, including all repurchase requests received for the nine months ended September 30, 2025. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$1,721,607	$1,632,715
Cash flows provided by investing activities	8,074,332	7,351,429
Cash flows used in financing activities	(10,153,863)	(9,177,060)
Net increase in cash and cash equivalents and restricted cash	$(357,924)	$(192,916)

Cash flows provided by operating activities increased $0.1 billion during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to increased cash flows from investments in unconsolidated entities.
Cash flows provided by investing activities increased $0.7 billion during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to an increase of $3.7 billion in repayments of real estate loans held by consolidated securitization vehicles. This was offset by (i) a decrease of $1.0 billion in proceeds from sales and repayments of investments in real estate debt, (ii) a decrease of $0.9 billion in proceeds from disposition of real estate, (iii) a decrease of $0.6 billion in dispositions of and return of capital from unconsolidated entities, and (iv) an increase of $0.3 billion in investments in unconsolidated entities.
Cash flows used in financing activities increased $1.0 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to (i) a net decrease in new borrowings of $1.2 billion and (ii) an increase of $3.3 billion in repayments of senior obligations of consolidated securitization vehicles. This was offset by (i) a decrease of $3.1 billion in repurchases of common stock, (ii) an increase of $0.2 billion in contributions from non‑controlling interests, (iii) a decrease of $0.1 billion in distributions to and redemptions of non-controlling interests, and (iv) an increase of $0.1 billion in proceeds from issuance of common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $42.1 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $33.1 billion and interest rate caps with an aggregate net notional balance of $22.3 billion as of September 30, 2025 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2025, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $1.9 million and $5.8 million, respectively, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” for more information on risks associated with our use of derivatives and hedging transactions of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Investments in Real Estate Debt
As of September 30, 2025, we held $5.6 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $2.7 million and $8.2 million for the three and nine months ended September 30, 2025, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2025, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended September 30, 2025, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.1 million Class B units of BREIT OP to the Adviser in satisfaction of the 2025 management fee through August 2025. Additionally, we issued 4.0 million Class B units of BREIT OP to the Adviser in October 2025 in satisfaction of the September 2025 management fee.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to non-U.S. persons. During the three months ended September 30, 2025, we received $114 million from selling 8.2 million unregistered Class I shares and $6.7 million from selling 0.4 million unregistered Class C shares to such vehicles.
We have also sold Class I and Class S-2 shares to certain accredited investors through certain participating broker-dealers. During the three months ended September 30, 2025, we received $6.6 million from selling 0.5 million unregistered Class I shares and we received $3.0 million from selling 0.2 million unregistered Class S-2 shares.
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
The aggregate NAV of total repurchases of all share classes, excluding OP units held by investors other than the Company, (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the nine months ended September 30, 2025, we fulfilled $4.9 billion of share and unit repurchases requested, including all repurchase requests received for the nine months ended September 30, 2025.
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

During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
July 2025	32,913,326	$13.79	32,913,326	0.9%	—
August 2025	33,239,482	$13.79	33,239,482	0.9%	—
September 2025	28,696,231	$13.81	28,696,231	0.8%	—
Total	94,849,039	$13.80	94,849,039	2.6%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner continues to hold 11,056,433 Class I units in BREIT OP. The redemption of Class I units and Class B units and shares held by the Adviser acquired as payment of the Adviser’s management fee are not subject to our Share Repurchase Plan.

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

3.12
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated November 3, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

3.13
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated November 3, 2025 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

4.1	Share Repurchase Plan, effective as of November 3, 2025 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

4.2
Second Amended and Restated Distribution Reinvestment Plan, dated July 18, 2025 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

4.3
Blackstone Real Estate Income Trust, Inc. Amended and Restated 2022 Stock Incentive Plan (filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on October 24, 2025 and incorporated herein by reference)

10.1
Sixth Amended and Restated Advisory Agreement, dated November 3, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

10.2
Sixth Amended and Restated Limited Partnership Agreement, dated November 3, 2025 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

10.3
Second Amended and Restated Dealer Manager Agreement, dated July 18, 2025 (filed as Exhibit 1.1 to the Registrant's Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.4	Form of Selected Dealer Agreement (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.5	Dealer Manager Agreement, dated November 3, 2025 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

10.6	Form of Selected Dealer Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 7, 2025	/s/ Robert Harper
Date	Robert Harper
Interim Chief Executive Officer and Co-President
(Principal Executive Officer)

November 7, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 7, 2025	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)