Form 10-K
period 2025-12-31
Blackstone Real Estate Income Trust, Inc.
filed 2026-02-27
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________
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
Title of Each Class
Class I Common Stock, $0.01 par value per share
Class S Common Stock, $0.01 par value per share
   Class D Common Stock, $0.01 par value per share
Class T Common Stock, $0.01 par value per share

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
As of February 27, 2026, the registrant had the following shares outstanding (in thousands): 2,151,108 shares of Class I common stock, 1,189,247 shares of Class S common stock, 26,005 shares of Class S-2 common stock, 98,515 shares of Class D common stock, 3,912 shares of Class D-2 common stock, 32,399 shares of Class T common stock, 164 shares of Class T-2 common stock, 37,353 shares of Class C common stock, 4,317 shares of Class L common stock, 0 shares of Class L-2 common stock, and 0 shares of class F common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•There are limits on the ownership and transferability of our shares. See “Description of Capital Stock—Restrictions on Ownership and Transfer” in the prospectus for our public offering of shares of our common stock (the “Current Offering”) (as amended and/or supplemented from time to time, the “Prospectus”).
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
As of February 27, 2026, we had received cumulative net proceeds of $80.2 billion from the sale of shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We have contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C units. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
In November 2025, BREIT and BREIT OP commenced a program (the “DST Program”) to issue and sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) through private offerings. These DST Interests will be issued and sold to “accredited investors” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).
Under the DST Program, each DST Property may be sourced from our real properties or acquired from third parties, will be held in a separate DST, and will be leased by the DST to a wholly-owned subsidiary of BREIT OP under a master lease agreement. In accordance with the master lease, we are responsible for subleasing the DST Properties and for covering all costs associated with operating the underlying DST Properties. Each master lease agreement will be guaranteed by BREIT OP, which will retain a fair market value purchase option (the “FMV Option”), giving BREIT OP the right, but not the obligation, to acquire the DST Interests in the applicable DST from the DST investors any time during a defined period in exchange for BREIT OP units or, in certain cases, a combination of BREIT OP units and cash. After a one-year holding period, investors who acquire BREIT OP units pursuant to the FMV Option have a right to cause BREIT OP to redeem all or a portion of their OP units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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
Our Adviser is a part of Blackstone’s alternative asset management business, which is the world’s largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $1.3 trillion as of December 31, 2025.
In connection with the performance of its duties, our Adviser benefits from the resources, relationships, and expertise of the 787 professionals in Blackstone’s global real estate group. Blackstone has built the world’s preeminent global real estate business with $319.3 billion of investor capital under management as of December 31, 2025. Blackstone’s real estate group (“Blackstone Real Estate”) provides the benefit of proven experience navigating market cycles, a vast portfolio that provides real time data insights, a disciplined investment approach with centralized decision making and deep industry expertise and relationships.
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
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to private markets, including private commercial real estate which offers lower observed volatility than public real estate companies.
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

Our investments in primarily stabilized, income-generating U.S. commercial real estate focus on a range of asset types. These may include rental housing, industrial, data centers, net lease, hospitality, self storage, retail and office assets, as well as other sectors. For a breakdown of our portfolio by asset type, see the “Investments in Real Estate” section below.

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
Investments in Real Estate

We invest primarily in stabilized, income-generating commercial real estate across asset classes in the United States and, to a lesser extent, outside the United States. We may also invest in equity of public and private real estate-related companies, including real estate-related operating companies. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned as well as develop properties and make investments in other real assets such as infrastructure.

We do not designate specific geography or sector allocations for the portfolio; rather, we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives.
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2025:

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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of December 31, 2025:

The select states highlighted represent BREIT’s top three states by portfolio weighting. Portfolio weighting is measured as the asset value of real estate properties for each state divided by the total asset value of all real estate properties, excluding the value of any third party interests in such real estate investments. Sunbelt refers to ~65% concentration in the South and West regions of the U.S. as defined by NCREIF. BREIT is invested in additional states that are not highlighted above.
As of December 31, 2025, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,483 properties and 63,918 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers properties, and to a lesser extent Net Lease, Office, Hospitality, Retail, and Self Storage properties.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other residential credit, real estate-related corporate credit, mortgages, mezzanine and other loans, interests of collateralized debt obligation and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include derivatives. Our investments in real estate debt will be focused in the United States, but also include investments issued or backed by real estate in countries outside the United States.
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
Human Capital
We have no employees other than those employed by the management companies that were acquired in connection with the acquisitions of the April Housing Portfolio, Preferred Apartment Communities Portfolio and the American Campus Communities Portfolio, none of whom are executive officers of the Company or are involved in the management of the Company. Our operations are conducted by our Adviser.
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
We have held most of our current investments for a limited period of time and are not able to provide you with information to assist you in evaluating the merits of any specific properties or real estate debt that we may acquire in the future, except for investments that may be described in one or more supplements to the Prospectus. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the Current Offering and certain private offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate debt. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
We disclose funds from operations (“FFO”), adjusted funds from operations (“AFFO”), and funds available for distribution (“FAD”), each a non-U.S. Generally Accepted Accounting Policies (“GAAP”)    financial measure, in communications with investors, including documents filed with the SEC. However, these measures are not equivalent to our net income or loss as determined under GAAP, and do not represent a complete measure of our financial position and results of operations.
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
For the years ended December 31, 2025 and 2024, we had net loss attributable to our stockholders of $3.3 billion and $890.5 million, respectively. As of December 31, 2025 and 2024, we had an accumulated loss of approximately $8.2 billion and $4.9 billion, respectively, which largely reflects real estate depreciation and amortization expense in accordance with GAAP. For the years ended December 31, 2025 and 2024, depreciation and amortization expense was approximately $3.2 billion and $3.6 billion, respectively. For the years ended December 31, 2025 and 2024, our FAD was $1.1 billion and $1.2 billion, respectively.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares, and such repurchases are limited by the share repurchase plan. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
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
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, which is approved and administered by our board of directors, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our share repurchase plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For example, in the past, we have experienced periods of prorated fulfillment of repurchase requests, in accordance with the limitations specified in our share repurchase plan. In such case, we accepted repurchase requests from each investor up to such repurchase limitations. Further, our board of directors has in the past made exceptions to the limitations in our share repurchase plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
In addition, as of the date of this Annual Report on Form 10-K, a single investor owns approximately 9% of our total outstanding shares of common stock which ownership interest may increase under the terms of this investor’s investment in us. Although this investor is required to submit repurchase requests pursuant to our share repurchase plan ratably over a 24-month period, a repurchase request by this investor or any other significant holder in the future could cause us to reach the limits of our share repurchase plan more quickly than we would have otherwise and may adversely impact the ability of other stockholders to have their shares repurchased.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of directors’ judgment, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on us as a whole, or should our board of directors otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of us as a whole, then our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interest of us and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a stockholder’s ability to have their shares repurchased by us has been limited in the past, and may be limited in the future, and at times stockholders have not been able to, and may not in the future be able to, liquidate their investment. See Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including conflicts in the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wild fires, earthquakes or floods) or the spread of infectious illnesses, pandemics or other public health emergencies, could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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
In light of the nature of our continuous public offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Current Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
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
There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Blackstone Securities Partners L.P. (the “Dealer Manager”), an affiliate of the Adviser, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Current Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment. To the extent the price at which purchases and repurchases of our shares is different from the realizable value of our assets on the date of purchase and repurchase, current stockholders may experience economic dilution with respect to their ownership interest in us.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. In addition, all of our single family rental housing properties will be appraised at the same time on an annual basis. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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
The methods used by our Adviser and State Street Bank and Trust Company (“State Street”) or its affiliates to calculate our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating our NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase shares of our common stock on a monthly basis, and you should not view our monthly NAV, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three nor more than 15. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such stockholder would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
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
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions, see “Certain Provisions of Maryland Law and Our Charter and Bylaws—Control Share Acquisitions” in the Prospectus.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to certain limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 and amended on September 7, 2025 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders. See “Management—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” in the Prospectus.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 17,400,000,000 shares of capital stock, of which 17,300,000,000 shares are classified as common stock, par value $0.01 per share, of which 500,000,000 shares are classified as Class T shares, 400,000,000 shares are classified as Class T-2 shares, 3,000,000,000 shares are classified as Class S shares, 2,500,000,000 shares are classified as Class S-2 shares, 1,500,000,000 shares are classified as Class D shares, 1,400,000,000 shares are classified as Class D-2 shares, 6,000,000,000 shares are classified as Class I shares, 500,000,000 shares are classified as Class C shares, 500,000,000 shares are classified as Class F shares, 500,000,000 shares are classified as Class L shares, 500,000,000 shares are classified as Class L-2 shares and 100,000,000 shares are classified as preferred stock, par value $0.01 per share. We have also issued shares in private offerings and Operating Partnership units to holders other than us and made equity grants to our independent directors, employees of our consolidated subsidiaries and service providers, and expect to make more such issuances in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of our portfolio companies, other portfolio company service providers owned by Blackstone-advised investment vehicles, or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Current Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares in the Current Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
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
We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on the Adviser’s financial, accounting, treasury, communications and other data processing systems. The ability of our Adviser’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable to us for losses incurred due to the occurrence of any such errors.
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
Cybersecurity risks and data protection could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Cybersecurity incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. We, Blackstone, the portfolio companies, their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, us, our stockholders and the portfolio companies. For example, the information and technology systems of Blackstone, us, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, ransomware attacks, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and other security breaches or usage errors by their respective professionals or service providers, power outages or catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Blackstone’s, ours, the portfolio companies’, or their respective service providers’ systems to disclose sensitive information in order to gain access to Blackstone’s, ours or the portfolio companies’ data or that of the stockholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology, communications systems or digital infrastructure (and any information contained therein), pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that such infrastructure assets might be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for us and its portfolio companies from such events.
If unauthorized parties gain access to any information and technology systems of Blackstone, ours, portfolio companies or certain service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. Although Blackstone has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, us or our portfolio companies, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, our and a portfolio entity’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio companies. Blackstone, we or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance.
Blackstone’s operations are highly dependent on its technology platforms, and Blackstone relies heavily on its analytical, financial, accounting, communications and other data processing systems. Blackstone’s systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, our or Other Blackstone Accounts’ and their underlying investors’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers. Cyberattacks could also be employed against our and/or Blackstone’s various stakeholders or other third parties, including by impersonating us, Blackstone, or their employees, which could cause similar security impacts to our and/or Blackstone’s stakeholders and other third parties and materially and adversely impact the Adviser, Blackstone, us, or Other Blackstone Accounts.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. In addition, the risk of cyber and data security threats to us is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. As an alternative asset management firm, Blackstone faces a heightened risk of such an attack because Blackstone holds a significant amount of confidential and sensitive information about us, Other Blackstone Accounts and their respective portfolio companies, potential investments and investors. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide adequate protection, especially because cyberattack techniques are continually evolving and it is possible cyberattacks will persist undetected over extended periods of time and/or will not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, us, Other Blackstone Accounts and their respective portfolio companies, potential investments or investors. If Blackstone’s systems or those of third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of Blackstone’s businesses, liability to Blackstone’s counterparties, us, Other Blackstone Accounts and their respective investors, regulatory intervention or reputational damage. It can be expected that costs related to certain cyber or other data security threats or disruptions will not be fully insured or indemnified by other means.
Blackstone is reliant on third-party service providers for certain aspects of its business, including the administration of us and certain Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies. Such technologies could make such impersonations more likely to occur or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which we rely.

Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world, and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us, Blackstone, Other Blackstone Accounts, and/or their portfolio companies to enforcement risk and reputational damage. Many jurisdictions in which Blackstone and the portfolio companies operates have laws and regulations relating to privacy, data protection and cybersecurity, including, the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation S-P), the General Data Protection Regulation (“GDPR”), the U.K. Data Protection Act and the California Privacy Rights Act (“CPRA”). Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals.
Breaches in Blackstone’s security or in the security of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, our, Other Blackstone Accounts’, portfolio companies’ or their respective investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks or that of Blackstone’s third-party service providers. Breaches could also potentially cause interruptions or malfunctions in Blackstone’s, its employees’, our, Other Blackstone Accounts’, portfolio companies’, their respective investors’ or counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and could cause our and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally.
Our and Other Blackstone Accounts’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Certain Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event could have material adverse consequences on Blackstone’s investment or assets of the same type or could require portfolio companies to increase preventative security measures or expand insurance coverage.
Our and Other Blackstone Accounts’ portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, Blackstone and our and Other Blackstone Accounts’ portfolio companies could be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and our and Other Blackstone Accounts’ portfolio companies.
We may experience risk related to the use of artificial intelligence.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technology” and, collectively, “AI Technologies”), and their current and potential future applications, including in the private investment and financial sectors across sectors in which we and our portfolio companies operate, are changing rapidly and pose risks to the Adviser, us and the portfolio companies (including portfolio companies of ours and Other Blackstone Accounts expected to provide services to us, portfolio companies, Other Blackstone Accounts and/or the Adviser). The legal and regulatory frameworks related to such current and potential future applications are also evolving. The full extent of current or future risks related thereto is not possible to predict and we, our Adviser and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate. Similarly, AI Technologies could significantly disrupt our tenants or portfolio companies’ businesses and markets. This could subject us and them to increased competition, which could materially and adversely affect their business, financial condition and operations, and have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, data center assets, a sector to which we have significant exposure.
Through the use of AI Technologies, the Adviser, we and certain of the portfolio companies expect to avail themselves of the benefits, insights and efficiencies resulting from the technology, including writing code, data summarization and valuation support. However, whilst the Adviser has implemented, and portfolio companies may implement, certain policies and procedures designed to ensure that their use of AI Technologies is lawful and appropriate, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there can be a lack of transparency of how inputs are converted to outputs and neither the

Adviser nor any portfolio entity can necessarily fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot always be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. It is also expected that data used in such models contains a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Adviser, us or portfolio companies and investments to the extent they rely on the work product of such AI Technologies. At the same time, to the extent AI Technologies are utilized by the Adviser, any interruption of access to or use of AI Technologies could impede the ability of the Adviser, us and portfolio companies to generate information and analysis that could be beneficial to them and their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on portfolio companies, the Adviser and us.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Adviser or portfolio companies. For example, there is a risk that a user will input confidential information, including material non-public information, or personal information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users, including competitors of the Adviser, us and our portfolio companies. Moreover, the Adviser, we and portfolio companies will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal information of the Adviser, us or portfolio companies, could also lead to legal and regulatory investigations and enforcement actions. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation, or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third party material with intellectual property protections, including patents, copyrights or trademarks. Relatedly, the Adviser, we and our portfolio companies could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
The Adviser expects to be involved in the collection of data and/or development of proprietary AI Technologies for Blackstone, the Adviser, us, Other Blackstone Accounts and/or their portfolio companies in the ordinary course, including, without limitation, as part of operational services provided to us and portfolio companies or our affiliates. To this end, we can be expected to pay and bear certain expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, and internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, the Adviser or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fee.
Regulations related to AI Technologies could also impose certain obligations on us, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on Blackstone, the Adviser, us and portfolio companies. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us and our vendors may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of, or our engagement of vendors that use, AI Technologies. In April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should Blackstone, the Adviser and portfolio companies fail to comply or be perceived to fail to comply.
For more information on risks relating to information security, see also “Cybersecurity risks and data protection could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” herein.
We may experience risks related to the use of social media and publicity platforms.
The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone, the Adviser, us or our portfolio entities could have adverse effects on us and/or our investments.

We may experience risks related to developing global data security and privacy laws.
Blackstone, we, Other Blackstone Accounts and their respective portfolio entities are subject to various risks and costs associated with the collection, storage, transmission and other processing personal data. This personal data is wide ranging and relates to Blackstone’s investors, employees, contractors and other counterparties and third parties.
Blackstone’s data security and privacy compliance obligations impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations evolve globally. Blackstone’s compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation S-P, which took effect in 2025. These amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs. These amendments impose operationally challenging notification requirements and deadlines that will likely increase associated compliance costs, some or all of which could be allocated to us. The U.S. Department of Justice issued a rule, (the Bulk Data Transfer Rule), effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While we expect this development will increase compliance burdens and associated costs, this rule may also impact the way we conduct business, including the ability of employees in countries of concern to access certain information.
Blackstone’s compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and U.K. Data Protection Act, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, India, China, Australia, Canada and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, Blackstone frequently has privacy compliance requirements as a result of Blackstone’s contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten Blackstone’s data protection and privacy obligations in the ordinary course of conducting Blackstone’s business in the U.S. and internationally.
Any inability, or perceived inability, by Blackstone, us, Other Blackstone Accounts or their respective portfolio entities to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third party liability, increased costs, disruption of Blackstone’s, ours, Other Blackstone Accounts’ or their respective portfolio entities’ business and operations, and a loss of client (including investor) confidence and other reputational damage. In addition, any such inability or perceived inability of portfolio entities, even if unfounded, could result in reputational damage to Blackstone. Many regulators have indicated an intention to take more aggressive enforcement actions regarding security and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on adviser’s policies and practices as it relates to the prevention of interruptions to mission-critical services and protection of investor information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, us, Other Blackstone Accounts and portfolio entities to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Current Offering, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Current Offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Current Offering, it may harm our ability to achieve our objectives.

The DST Program could subject us to liabilities from litigation or otherwise.
Our DST Program raises capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program.
The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.
Under the DST Program, certain of our existing real properties and real properties acquired from third parties are expected to be placed into Delaware statutory trusts, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property under a master lease, which will be fully guaranteed by the Operating Partnership. Under each master lease we will be responsible for subleasing the DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by our Operating Partnership, negative performance by the DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the DST Property subject to the master lease. Therefore, we may pay more for the DST Property upon the FMV Option exercise if it appreciates while held by the Delaware statutory trust than if we had not placed such property in the DST Program.
We own beneficial interests in trusts owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with our DST Program, we own and may continue to own, through our taxable REIT subsidiary, beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
Certain tax considerations may impact our ability to generate cash that could be used for other purposes if DST Properties reacquired by the Operating Partnership are subsequently sold.
DST Properties may be reacquired by the Operating Partnership through the exercise of the FMV Option. In such cases, the investors who become limited partners in the Operating Partnership will generally still recognize the contributed built-in gain in the applicable DST Property if it is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code. Although we are not contractually obligated to do so, we intend to consider executing 1031 exchanges in such situations. The built-in gain in any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property is ever sold. As a result, the sale of reacquired DST Properties (or corresponding replacement properties) may not generate cash that could be used for other purposes.
Cash payments to redeem Operating Partnership units will reduce cash available for distribution to our stockholders or to honor their repurchase requests under our share repurchase program.
Following a one-year holding period, the holders of Operating Partnership units generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem Operating Partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase plan.
Certain funds and accounts may invest in us and may at times have substantial investments in us.
Because certain funds and accounts may have substantial investments in us, we may experience large repurchases or investments due to transactions in shares of our common stock by these large shareholders, or similarly managed accounts. While it is impossible to predict the overall effect of these transactions over time, there could be an adverse impact on our performance. In the event of such repurchases or investments, we could be required to sell securities or to invest cash at a time when it may not otherwise desire to do so. Such transactions may increase our brokerage and/or other transaction costs and affect the liquidity of our portfolio. In addition, when other investors own a substantial portion of shares of our common stock, a large repurchase by such an investor could (i) cause us to exceed the repurchase limits under our share repurchase plan, resulting in the repurchase of shares of our common stock on a pro rata basis, (ii) lead to an increase in our actual expenses, or (iii) result in our current expenses being allocated over a smaller asset base. Repurchases could also force us to sell our assets and accelerate the realization of taxable capital gains if sales of securities result in capital gains. The impact of these transactions is likely to be greater when the significant investor purchases, repurchases, or owns a substantial portion of shares of our common stock. Amounts of shares of our common stock submitted for repurchase may vary materially over time, and investors will not have visibility into the number of shares of our common stock repurchased in any given month. Because of this, if an investor submits a repurchase request for shares of our common stock in a month which is over our limits, they could become subject to some or all of the negative effects set forth above without notice.
When possible, the Adviser will consider how to minimize these potential adverse effects, and may take such actions as they deem appropriate to address potential adverse effects, including by carrying out the transactions over a period of time, although there can be no assurance that such actions will be successful. A high volume of repurchase requests can impact us the same way as the transactions of a single stockholder with substantial investments. As an additional safeguard, the significant investor may manage the placement of their repurchase requests in a manner designed to minimize the impact of such requests on our day-to-day operations. This may involve, for example, requesting repurchases of share of our common stock gradually over time.
Risks Related to Investments in Real Estate
Our operating results will be affected by risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.
We are subject to risks generally attributable to the ownership and operation of real estate and real estate-related businesses and assets, including:
•changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war (including conflicts in the Middle East and Ukraine) and actual or perceived instability in the U.S. banking system;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates, decreases in asset values, changes in the appeal of assets to tenants and general deterioration of market conditions;
•adverse economic conditions as a result of an epidemic, pandemic or other health-related issues in one or more markets where we own property;
•changes in supply of or demand for similar properties in a given market or metropolitan area (as a result, for instance, of overbuilding), which could result in rising vacancy rates or decreasing market rental rates;
•vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters;
•bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties;
•increases in interest rates, lack of availability of financing and inflation; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rents, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders. There may also be sector-specific risks applicable to investments in real estate beyond those enumerated above, including sectors we do not currently invest in. In addition, in acquiring an asset or stock, we may agree to lock-out provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset. There can be no assurance that there will be a ready market for the resale of investments. Illiquidity may result from the absence of an established market for investments or a disruption in the market.
Our success is dependent on general market and economic conditions.
The real estate industry generally, and our investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of the Adviser’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, research and development spending on drug discovery, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of our investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our investments, which could impair our profitability, result in losses and impact investment returns and limit our ability to satisfy repurchase requests. The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s business and operations and thereby could impact us.
Volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional real estate markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on the Adviser, us and our investments (which would likely be exacerbated by the presence of leverage in a particular investment’s capital structure), impede the ability of our investments to perform under or refinance their existing obligations and could adversely affect their profitability and creditworthiness and our ability to effectively consummate and exit investments successfully and on favorable terms , execute on our business plans, satisfy existing obligations and repurchases, and may have an adverse impact on the availability of credit to businesses generally, including impairing our ability to make and realize investments successfully and originate or refinance credit or draw on existing financings and commitments which in turn may have an adverse impact on our business and operations. Material uncertainty exists in the global banking markets, and there can be no assurance that other banks (including banks with which Blackstone, we or our portfolio entities have business relationships) will not suffer adverse effects. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a particular investment’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the U.S. and/or global economies generally.
Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of our investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure as occurred in the most recent global economic downturn. We and our portfolio entities are expected to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occurs during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. Our ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.
Geopolitical concerns and other global events outside of our control have contributed and may continue to contribute to volatile global equity and debt markets. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine. As economies and financial markets worldwide vacillate between interconnectedness and a focus on protecting respective national interests, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., the U.K. and the European Union (the “EU”), and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts, including those identified below, could have a significant adverse impact on the operations, risk profile, and our value, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
•Russian Invasion of Ukraine/Sanctions. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this Annual Report, the countries remain in active armed conflict. Since the invasion, the U.S., the U.K., the EU, and several other nations have from time to time announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, oligarchs and other individuals in Russia and Belarus.

•Israel-Hamas Conflicts. On October 7th, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). Israel responded by initiating a full-scale invasion of Gaza and, as of the date of this Annual Report, there has not been a permanent cessation of the armed conflict between Israel and Hamas. The armed conflict has expanded and more actively involves the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, and any further expansion of the conflict could exacerbate the risks described above. In response to the October 7th Attacks, the United States has announced sanctions and other measures against Hamas-related persons and organizations, and the United States (and other countries) can be expected to announce further sanctions related to the ongoing conflict in the future.
The aforementioned ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments, portfolio entity operations, and our ability to achieve our investment objectives. Similar risks will exist to the extent that any portfolio entities, service providers, and vendors of Blackstone, us and any portfolio entities or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Blackstone, us and our investments.
We face risks associated with epidemics and pandemics.
Certain countries have been susceptible to epidemics which can be designated as pandemics by world health authorities, most recently a novel and highly contagious form of coronavirus (“COVID-19”). The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invests), and therefore can be expected to adversely affect our performance investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments, portfolio entity operations, and our ability to achieve our investment objectives.
The commercial real estate markets in which we operate are also affected by a number of specific conditions and the performance of the local real estate markets.
In addition to general economic conditions, the commercial real estate markets in which we operate are also affected by a number of specific conditions, such as planning, environmental, leasing, tax and other real estate-related laws and regulations, prevailing rental rates, prospective rental growth, occupancy rates, lease lengths, tenant creditworthiness and solvency, and benchmark investment yields and spreads that apply to commercial real estate. Adverse general economic and market conditions could have a material adverse effect on commercial real estate assets, including by decreasing demand for commercial real estate, reducing rental income, decreasing occupancy rates, causing tenants to terminate leases early or enter bankruptcy proceedings, and decreasing the value of real estate assets generally. Declines in rental income on real estate as a result of negative market conditions would not necessarily be accompanied by a decline in significant expenses associated with holding real estate, such as real estate taxes, utility rates, insurance rates, and renovation and maintenance costs. This mismatch would accentuate the impact of a negative market event.
The success of our investments may depend upon the performance of the local real estate markets where our portfolio entities operate and/or the assets are located. Local real estate markets can decline for any of a number of reasons, including but not limited to, population decline, poor regional economic performance, excess development leading to oversupply, local government policies and heightened taxes. No assurance can be given that the local real estate markets in which we invest or the portfolio entities operate will improve, or remain constant. Market conditions can deteriorate due to factors outside our foresight or control. Actual or perceived trends in real estate markets do not guarantee, predict or forecast future events, which may differ significantly from those implied by such trends.
Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods.

In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law. The outlook on further trade policy actions, including trade agreements and potential retaliatory tariffs is unclear. Increased tariffs on goods imported from China, Canada, Mexico and other countries could further increase, costs, decrease margins and reduce the competitiveness of products and services offered by our portfolio companies. This has and could further adversely impact the revenues and profitability of select companies that have substantial sales of physical goods in the U.S. or whose businesses rely on goods imported from countries that are subject to significant tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies in respect of other jurisdictions could also have a similar adverse impact.
The current U.S. presidential administration has further signaled its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, along with the changes in U.S. trade policy discussed above, could introduce market instability, reduce investor confidence, and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively affect certain of our portfolio companies or real estate assets that rely on or benefit from government subsidies or contracts, destabilize the U.S. government contracting market, reduce the income of our assets, and impede our ability to achieve expected returns. Moreover, the current U.S. presidential administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, the environment, education, business regulations (including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for us and our portfolio companies. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect us, our portfolio companies, or their respective financial performance.
We are subject to the requirements of the U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Although our primary strategy is to undertake investments in the United States, the Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact our operations or our ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities, and (ii) limiting our ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while we have developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, we cannot fully anticipate its scope or guarantee compliance with the rules.
We may be involved in disputes over ownership of land.
In certain jurisdictions, including the United States, title insurance is readily available to cover this risk, though typical exclusions from policies may render them ineffective in certain cases. In jurisdictions where title insurance is not readily available, or where we do not obtain it, we could rely on opinions of title from lawyers or other professionals, which may prove inaccurate. Furthermore, in some jurisdictions, certain social groups may have claims against property that otherwise appears to be properly entitled in the real estate registries, which may encumber title of property acquired by us or our portfolio entities. In other jurisdictions, the real estate registry commonly does not reflect the true holder of the real estate title, which complicates title research and may result in title problems. Finally, in some jurisdictions, a purchase of real property can be attacked as not meeting “true sale” requirements and recharacterized as secured financing in the event the seller becomes insolvent. If any of these events occurs in relation to any of our interests or properties, we could lose value or certain of its rights in relation thereto.
Elevated inflation may adversely affect our financial condition and results of operations.
The economic outlook for 2026 remains uncertain. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target levels and interest rates remain elevated. Other developed economies are similarly experiencing, or have experienced in recent years, higher than normal inflation rates. It remains uncertain whether the substantial inflation in such economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets of various countries. For example, if we are unable to increase our revenue in times of higher inflation, our profitability may be adversely affected. We may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. As inflation rises, we may earn more revenue but incur higher expenses. As inflation declines, we may not be able to reduce expenses commensurate with any resulting reduction in revenue. Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries have imposed wage and price controls or otherwise intervened in the economy, and certain central banks have raised interest rates. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. There can be no assurance that inflation will not become a more serious problem in the future and have a material adverse impact on our returns.
We face risks related to certain developments in the banking sector.
We will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include U.S. and non-U.S. Banking Institutions, and we will enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom we, the Adviser or our portfolio entities transact could inhibit the ability of us or our portfolio entities to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor its obligations or that we or our portfolio entities will be able to secure replacement financing or capabilities at all or on similar terms. In such cases, it is possible that we would be forced to delay or forgo investments when it is not desirable to do so, resulting in lower performance for us. In the event of such a failure of a Banking Institution where we or one or more of our portfolio entities holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by us), access to such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection will generally not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that we and our affected portfolio entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro rata with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to us or our investments. The Adviser will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Additionally, there can be no assurances that we or our portfolio entities will establish banking relationships with multiple financial institutions and the Adviser is under no obligation to maintain account balances at or below the relevant insured amounts. We and our portfolio entities are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular Banking Institution (including, without limitation, in connection with a credit facility or other financing transaction).
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
For example, in October 2022, the SEC initiated a sweep of private equity and other types of investment advisers relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. In January 2025, certain Blackstone registered investment advisers entered into a settlement with the SEC to resolve this inquiry, which included a combined civil monetary penalty of $12 million. Blackstone, and not any fund or investors, paid the full amount of these penalties. The Adviser does not believe that the resolution of any of these matters has had or will have a material impact on us.
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
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of such investments. Currently, our portfolio is heavily concentrated in rental housing and industrial assets and geographically concentrated in the southern and western regions of the United States, and in particular Atlanta, Georgia, Las Vegas, Nevada and Dallas, Texas. Concentration of our investments in a particular type of asset or geography, our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Our concentration in Las Vegas exposes us to risks related to the economic health and other factors unique to that city, which is in turn largely reliant on the gaming and tourism industries. See “—Our investments in real estate associated with gaming facilities will be impacted by the risks associated with the gaming industry.” For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
We face risks associated with privatization of state-owned assets.
We may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Investors should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies.

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
We have in the past acquired, and may in the future, acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates or other Blackstone-advised investment vehicles, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in single family rental acquisitions, where numerous single family rental properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
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
Before making investments, the Adviser will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, insurance-related, sustainability, real property and legal issues. When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided by the counterparty and third-party investigations or the due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover risks.
In addition, in certain instances, we may not have access to all available information to determine fully the origination and underwriting practices utilized with respect to the investments or the manner in which the investments have been serviced and/or operated.

As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at portfolio entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us.
There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence investigation or during its efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by the Adviser will be adequate.
In the event of fraud by any portfolio entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio entity. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio entity. The Adviser will rely upon the accuracy and completeness of representations made by portfolio entities and/or their former owners in the due diligence process to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a portfolio entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio properties to varying degrees. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers), the Adviser will generally not seek to maximize terms as if such transaction was taking place in isolation; rather, the Adviser will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to us than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a portfolio entity, may be outsourced to a third-party or affiliated service provider whose fees and expenses will be borne by such portfolio entity or us and will not offset the management fee. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control over the functions that are outsourced. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity, such as physical characteristics, environmental matters, zoning restrictions or other local conditions affecting an investment property. In addition, the Adviser can be expected to rely upon independent consultants or attorneys in connection with their evaluation of proposed investments. There can be no assurance that these consultants will accurately evaluate proposed investments. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and we may make investments which we would not have made if more extensive due diligence had been undertaken.
Misconduct by employees of the Adviser, our portfolio entities and service providers to us and/or their respective affiliates could cause significant losses to us. Misconduct may include fraud, entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Adviser has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Adviser will be able to identify or prevent such misconduct.
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us.
We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us. For example, we acquired the management teams as part of our acquisitions of American Campus Communities and April Housing, and we may acquire other management teams as part of transactions in the future. Such expenses and liabilities include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, other Blackstone-advised investment vehicles or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. Our tenants may be negatively affected by continued market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war, disruptions in global supply chains, natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, tariffs, elevated consumer prices or broad inflationary pressures, any of which may have a negative impact on our tenant's ability to execute on their business plans and their ability to perform under the terms of their obligations. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.
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
Investments in retail assets subjects us to particular economic and operating risks.
We are able to make investments in retail assets, which subjects us to particular economic and operating risks. For example, retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination or business closure by a tenant that occupies a large area of a retail center or a prominent position in a high-end shopping district (commonly referred to as an anchor tenant) could impact leases of other tenants, and other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant and in particular, an anchor tenant, we may experience delays and costs in enforcing its rights as landlord to recover amounts due to it under the terms of its agreements with those parties. Furthermore, most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center or shopping district. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property or shopping district. Finally, retailers leasing properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect tenants and, consequently, revenues and funds available for distribution.
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
We face risks associated with leasing real estate.
Our investments for let are subject to various risks related to leasing and tenants. We compete with other owners of real estate, including Other Blackstone Accounts, to lease space, and the occupancy and rental rates of its assets depend on leasing market activity or, in relevant jurisdictions, are based on regulatory policy. Additionally, a tenant in one of our assets may experience a decline in its business that weakens its financial condition and ability to make rental payments when due, or the tenant’s financial results from the asset rented from us may decline such that the tenant has an incentive to terminate the lease. Residential tenants may similarly be less able to make rental payments when due as a result of rising costs of living (for example, utilities or groceries). In some instances, the principal asset of a tenant is its improvements to the leased property, or the liability of the tenant may be contractually limited to its interest in such improvements. In those cases, we rely only on the tenant’s equity interest in the improvements to secure the tenant’s obligations under the lease.
Related risks exist to the extent that a portfolio entity provides services to both us and Other Blackstone Accounts and determines which assets or spaces are shown to potential tenants or otherwise can influence the choice by potential tenants of which asset or space to rent. Such portfolio entity’s determination may be influenced and increased by any difference or perceived difference in total compensation (including, for example, where personnel of such portfolio entity participates in an equity incentive plan (or other long-term incentive plan) with respect to one or more assets or asset pools of one Other Blackstone Account but do not do so with respect to us or another Other Blackstone Account or vice versa) that a portfolio entity service provider or its relevant personnel may receive or be entitled to, due to its or such portfolio entity’s determination.
Tenants terminate leases, including before the term ends, for a variety of reasons. In addition, a tenant may seek the protection of applicable bankruptcy or insolvency laws, which could result in the rejection or termination of the tenant’s lease or other adverse consequences to the landlord. We may be thwarted in attempts to enforce its rights as lessor and, even where we are successful in enforcing our rights, we may not be able to fully mitigate its losses or prevent future losses. After a lease has been terminated, we nonetheless bear the fixed costs of ownership of the asset, such as real estate taxes, maintenance and other operating expenses and, if applicable, interest and amortizations on any related financing. Property that has been vacated by a tenant may not be relet at the same rental rate (or at all), thereby reducing the operating income from the property, and we may need to make unexpected capital investments or take additional steps to lease the property again. Such risks related to lease termination are exacerbated for single family properties and other properties with single tenants.
Any of the risks described herein could be exacerbated to the extent any tenant leases property from more than one of our investments.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
With respect to investments, the Adviser may seek to require us, the underlying portfolio entities and/or project to obtain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Adviser, or, if applicable, portfolio entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related portfolio entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and/or cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events and earthquakes, and it is possible that other coverage areas, such as liabilities arising from legal, tax, regulatory considerations, could also face such pressure from insurers. As a result, not all investments are expected to be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, we could lose both invested capital in and anticipated profits from the affected investments.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.
Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on investments in these industries. Conversely, required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of such industries. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. We may invest in investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws, regulations and permits can be identified. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permits could impose substantial additional costs on investments or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of our investments will not cause injury to the environment or to people under all circumstances or that our investments will not be required to incur additional unforeseen environmental expenditures. Environmental hazards could expose our investments to material liabilities for property damage, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a portfolio entity or investment, and there can be no assurance that portfolio entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any noncompliance with these laws, regulations and permits could subject us and our portfolio entities to material administrative, civil and/or criminal enforcement proceedings, penalties and other liabilities, including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal of permits, loss of contracts, and reputational impacts.
Furthermore, we may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act in the U.S., liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of investments, and other properties impacted by such contamination, exposing our investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. We could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of real property can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that we have an indemnity from a third party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment. In such cases governmental authorities and others may seek to require us to satisfy the claims from other assets and investments, and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect the owner’s ability to develop, use or sell the real estate or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of greenhouse gas emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities. Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (i) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (ii) market risk (e.g., declining market for products and services seen as greenhouse gas intensive); and (iii) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on us.

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
We hold and may in the future invest from time to time in real properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases often impose restrictions on the ability to sell the asset, including the obligation to obtain consent from the landlord to any assignment or transfer of rights under the lease. Finally, the value of a ground lease can be more volatile, as its entire value is defined by cash flows to a date certain (i.e., the expiration date of the ground lease), after which there is generally no value for the lessee.
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
If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
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
Investments in residential real estate assets are subject to particular economic, operating and regulatory risks.
We are able to make investments in residential real estate assets, which subjects us to particular economic, operating and regulatory risks. These risks relate to supply of and demand for living space in the local market, wage and job growth in the local market, availability of mortgage financing and homeownership affordability, tenant quality, the physical attributes of the building in relation to competing buildings (e.g., age, condition, design, appearance, amenities and location), access to transportation and changes in regulatory requirements (e.g., rent regulations and caps, and higher standards of maintenance), among other factors. The current U.S. presidential administration issued an executive order in January 2026 seeking to restrict institutional investor ownership of single-family homes, and certain states have considered, and others may seek to enact, legislation aimed at doing so. Although the impact of the executive order and any such potential legislation remain unknown, they could have a material adverse effect on our future results of operations, financial condition and business in residential real estate assets.
Investments in financing residential assets, such as mortgage loans (including loans that may be in default), involve additional risks. If a residential mortgage loan is in default, foreclosure of the mortgage loan can be a lengthy and expensive process. The ultimate disposition of a foreclosed asset may yield a price insufficient to cover the cost of the foreclosure process and the balance attached to the defaulted mortgage loan. In addition, politicians, regulators, journalists, housing advocates and others have been critical of private investment firms such as Blackstone that have made investments in residential mortgage loans and, in some cases, led protests and social media campaigns. Such opposition could cause us to forego investment opportunities and subject us to new legislation, litigation and changes in regulatory oversight.
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
Risks associated with natural disasters and climate change may adversely affect our business and financial results and damage our reputation.
Certain regions in which we invest or conduct activities related to investments are susceptible to natural disasters, such as earthquakes (particularly regions located within the “Ring of Fire,” the series of oceanic trenches, volcanic arcs and converging tectonic plates that account for approximately 90% of the world’s earthquakes), and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our investments, we could lose both invested capital and anticipated profits.
There has been increasing awareness and concern of severe weather, other climate events outside of the historical norm and other effects of climate change. Transition risks associated with climate change include higher energy costs, higher costs of supply chain services, increased frequency of supply chain disruptions and new or more stringent environment regulations. For example, government restrictions, standards or regulations intended to reduce greenhouse gas emissions (GHG) and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate (e.g., “green” building codes or other standards on water and energy usage and efficiency). Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws, health and safety and building construction standards in the U.S. have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.”
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. To the extent the effects of climate change increase, we would expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact on hospitality businesses or properties resulting in increased costs to remedy or repair impacts or from investments made in advance of such events to minimize potential damage. Additionally, there may be actual or threatened damage related to actual or forecasted extreme weather events that could increase the cost of, or render unavailable, insurance on favorable terms on the properties underlying our investments. Repair, remediation or insurance expenses could reduce net operating income of properties and the value of our investment related to such properties.
Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.
Further, certain regions in which we invest or conduct activities related to investments are particularly sensitive to weather and climate conditions. In addition, climate change is widely considered to be a significant threat to the global economy. Blackstone, we and our investments may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events, rising sea levels and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Moreover, damage resulting from extreme weather may not be fully insured. Additionally, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including enhanced disclosure obligations with respect to GHG emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions or the adequacy of Blackstone’s response to climate change). The Adviser cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an investment or us.
We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.
Blackstone has established a firm-wide sustainability policy and related programs and procedures and certain sustainability practices specific to Other Blackstone Accounts (collectively, the “Sustainability Program”), which outlines its approach to integrating sustainability in its business and investment activities. The Adviser intends to apply the Sustainability Program, as applicable, across our investment portfolio, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. Depending on the investment, the impact of developments connected with sustainability factors could have a material effect on the return and risk profile of the investment. Any reference herein to sustainability considerations is not intended to qualify our investment objectives. The Adviser will endeavor to consider material sustainability factors where applicable in connection with our investment activities in order to protect and maximize investment performance; however, the Sustainability Program does not serve to modify our investment objectives.
The act of selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party sustainability specialist (if any) will reflect the views, internal policies or preferred practices of any particular investor, other asset managers or market trends. Additionally, sustainability factors are only some of the many factors that the Adviser may consider in making an investment and, depending on the nature of the investment, except to the extent required by law, sustainability factors will not be considered for certain investments or assets. Although the Adviser considers application of the Sustainability Program to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that the application of its Sustainability Program, which depends in part on skills and qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party sustainability specialist engages with portfolio entities on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts will depend on the Adviser’s ability to properly identify and analyze material sustainability considerations and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective investment or providing reporting regarding such investment, the Adviser often depends upon (and will not independently verify) information and data provided by the investment or portfolio entities or obtained via third-party reporting or advisors, which will, in certain circumstances, be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Adviser can be expected to decide in its discretion not to utilize certain information or data. While the Adviser believes such sources to be reliable, it will neither update any such information or data nor undertake an independent review of any such information or data provided by third parties. Subject to any applicable legal or regulatory requirements, any sustainability reporting will be provided in the Adviser’s sole discretion.
In addition, the Adviser’s Sustainability Program is expected to change over time. The Adviser could determine, in its discretion, to revisit the implementation of certain of its sustainability initiatives (including due to cost, timing, or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all sustainability-related elements of our investment strategy, including with respect to sustainability risk and opportunity management, whether with respect to one or more individual investments or to our portfolio generally.
There is also growing regulatory and investor interest, particularly in the U.S., UK, and EU (which will be looked to as models in growth markets), in improving transparency around the role of sustainability in asset managers’ investment processes, in order to allow investors to scrutinize, validate and better understand sustainability claims. The Adviser can be expected to be subject to increasing scrutiny from regulators, elected officials, and investors with respect to sustainability matters. In recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the investment funds in which they invest, including with respect to climate change, among other aspects of sustainability. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process is inconsistent with the fiduciary duty to maximize returns for investors. The Adviser can expect to be subject to competing demands from different investors and other groups with divergent views on sustainability matters, including the role of sustainability in the investment process. Investors, including public pension funds, could decide to withdraw capital or not commit new capital based on their assessment of how Blackstone approaches and considers the sustainability cost of investments and whether the return-driven objectives of Blackstone’s funds align with their sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some investors and/or interested parties and adversely impact Blackstone’s reputation and business.
In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted sustainability policies that could restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that such asset managers could lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers are determined to be engaging in a boycott of certain industries. “Anti-ESG” sentiment has similarly gained momentum across the U.S., with proposed or enacted “anti-ESG” policies, legislation and related legal opinions questioning whether, for example, the incorporation of ESG factors in the investment and portfolio management process is consistent with the duty to maximize returns for investors. Additionally, asset managers have been subject to recent scrutiny related to sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some special interest groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, with recent executive orders formalizing this sentiment. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the current U.S. presidential administration signed a number of executive orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, legal opinions and scrutiny could result in the Adviser facing additional compliance obligations or expose Blackstone and/or the Adviser to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in us. Blackstone, the Adviser or we could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future.
The SEC has brought enforcement actions against various investment advisers relating to inaccurate or misleading sustainability disclosures and related policies and procedures failures, and there could continue to be significant enforcement activity in this area. Such perception or accusation that the Adviser has made inaccurate or misleading sustainability disclosures could damage the Adviser’s reputation, result in litigation or regulatory actions and adversely impact the Adviser’s ability to raise capital and attract new investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial services firms can be expected to evolve and increase in complexity and make compliance more costly and time-consuming.
The Adviser’s Sustainability Program is subject to evolving regulations and could in the future become subject to additional regulation, penalties and/or risks of regulatory scrutiny and enforcement. Compliance with new requirements will lead to increased management burdens and costs, which has the potential to adversely affect us. The Adviser cannot guarantee that its current approach (including its Sustainability Program) or our investments will meet future regulatory requirements (or interpretations of existing requirements, some of which are unclear), reporting frameworks or best practices, increasing the risk of related enforcement activity. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Blackstone or the Adviser, then the Adviser will be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming for the Adviser and us. There is also a risk of regulatory mismatch between U.S., EU and UK initiatives (and potential initiatives in other jurisdictions) relating to sustainability.
Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. The Adviser’s Sustainability Program does not represent a universally recognized standard for assessing sustainability considerations and can be expected to not align with the approach used by other asset managers or preferred by prospective investors or with future market trends.
Additionally, Blackstone has established certain firmwide and business group-specific sustainability-related initiatives. Although the aim of these initiatives is to create strong returns for investors, the pursuit of these initiatives (which could include data collection, analysis and reporting, among other activities) will involve the dedication of time and resources. Further, except as required under applicable law, any sustainability-related statements and these sustainability-related initiatives are aspirational and not guarantees or promises that all or any such initiatives will be achieved.

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
Tenants in certain jurisdictions benefit from legal protections and customary contractual provisions that generally do not apply elsewhere. For example, in some jurisdictions, a tenant is entitled to seek a rent reduction when market rents decrease, thereby exposing us to risk of decreasing revenue in a market decline. In some jurisdictions, tenants have the right to terminate leases before the stated term ends. Residential tenants in some jurisdictions may benefit from rent control programs that reduce the ability of an owner to raise rents. In others, retail leases are subject to special tenant-friendly rules. Moreover, certain jurisdictions have in the past and will from time to time adopt rent regulation legislation that could affect rent-regulated multifamily real estate by limiting the ability to achieve certain returns and rent growth and could negatively impact the value of properties owned by us and our portfolio entities. Finally, even when an owner of real estate has clear legal rights, the judiciary may fail to uphold those rights. All of these considerations significantly increase the risk of holding a real estate asset. Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other rental housing landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating rental housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in rental housing properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
The hospitality or leisure market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. Furthermore, upon acquisition of a hotel, the owner generally has limited visibility into future bookings. Certain hotels acquired by us may be managed by third-party hotel management companies pursuant to management agreements that may not be terminable for a period of time. In these cases, the hotel’s business and operating results would depend in large part upon the performance of a third party, not originally retained by us. While we will seek to invest in hotel properties with quality management, there is no guarantee that the third-party management company for any given hotel property will meet our performance objectives. The hospitality or leisure industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. If a property’s occupancy or room rates drop such that its revenues are insufficient to cover its operating expenses, additional funds, including reserves, will be required to cover operating expenses. Also, more so than certain other property types, hospitality properties need to make capital expenditures in order to remain competitive. There is a risk that cash flow from operations and reserves may be inadequate to fund capital improvements, or financing for these capital improvements may not be available on attractive terms. Also, hotel properties may not readily be converted to alternative uses if they were to become unprofitable due to competition, obsolescence, or decreased demand, given zoning, structural and other considerations. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

Our student housing properties are subject to seasonality.
Student housing properties are typically leased during leasing seasons, and our properties are therefore highly dependent on (i) the need, desire and ability of students to live in student housing near campus and (ii) on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, our student housing properties are generally on short-term leases, exposing us to increased leasing risk. We also face economic and operational risks related to the supply of and demand for student housing space in the local market, tenant quality, the higher tenant turnover rate relative to other housing properties, physical attributes of the building in relation to competing buildings (e.g., age, condition, design, appearance, amenities, and location) and access to transportation and proximity to campus, among other factors. Demand for student housing is also impacted by the availability of alternative housing options given that our student housing properties compete with university-owned student housing as well as local, national and regional owner-operators of off-campus student housing and other residential properties and apartments that are generally available to local residents. Additionally, student housing properties are generally on short-term leases, exposing us to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected. In addition, the available market for potential residents of student housing properties is inherently restricted as members of the general public are generally not permitted to live in such housing, absent being a student or an employee of the particular academic institution. The properties may also be adversely affected by a change in academic admission policies, including a reduction in the number of student admissions and a corresponding decrease in demand and occupancy rates for such student housing.
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
Our data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences, a decline or innovation in the technology industry, such as a decrease in the use of mobile or web-based commerce or the development of artificial intelligence models that utilize significantly less computing power to operate, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; increased competition, including from our tenants choosing to develop their own data centers; changes in the needs or strategies of a relatively small number of key customers; and the rapid development of new technologies or the adoption of new industry standards that render our tenants’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us.
Data center demand is highly concentrated in a small number of large counterparties. Such concentration makes the value of data centers particularly susceptible to the risk of financial distress, consolidation or change in capital and expenditure trends of a single or small number of tenants. Data centers require significant upfront and ongoing capital expenditure for land, power, construction and equipment, as well as access to reliable power sources, which may be constrained in key markets. An increase in the price of such inputs can increase build and operating costs and reduce the profitability of such investments. The inability to access sufficient power could constrain our ability to develop land acquired for data centers or to deliver the levels of power required by tenants, each of which could negatively impact the value of our investments. Given the long-term nature of many of the tenant leases at our data centers, a prolonged period of high interest rates could also negatively impact the valuation of such assets to the extent the contractual rent escalators in such leases are insufficient to offset increased costs. In addition, advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, as well as technological changes that render existing data center designs less competitive or require significant redevelopment, could negatively impact demand for, and the valuation of, our data center investments. The data center sector is also highly competitive, with pressure from various data center operators and hyperscalers building their own facilities. In addition, they have recently faced and continue to face increasing opposition from local communities and organizations. These factors may make it more difficult to deploy additional capital and continue to grow our investments in the sector.
A decrease in the demand for data center assets or other technology- and connectivity-related real estate may have a significant adverse effect on us, which may be more materially adverse than if such assets had a more diversified tenant base or less specialized use.
We have invested and intend to further invest in data center assets. A decrease in the demand for data center assets may have a significant adverse effect on us, which may be more materially adverse than if such assets had a more diversified tenant base or less specialized use. It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may reduce demand for physical data center space and infrastructure or render data center properties obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors may render the products and services of data center tenants obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on our return on our investments. There can be no assurance that the costs of adapting to changes in industry practice or in technology will not have a material adverse effect on our investments.
Our customers may be liable for the material that content providers distribute over their network.
Although we believe our liability for third-party information stored on or transmitted through the networks of such companies is limited, the liability of private network operators is affected both by changing technology and evolving legal principles. Our customers may be exposed to legal claims relating to third-party content stored or transmitted on their networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement or aiding and abetting restricted activities such as online gambling or pornography. If a customer decides to implement additional measures to reduce their exposure to these risks, or if a customer is required to defend itself against these kinds of claims, such customer’s operating results and financial condition could be negatively affected.
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
We are able to make investments in office properties, which subjects us to particular economic and operating risks. These risks relate to supply of and demand for office space in the local market, the impact of economic conditions on the local market and the building’s tenants, tenant quality, diversification and the physical and sustainability attributes of the building in relation to competing buildings (e.g., age, condition, design, appearance, amenities, location and LEED® certification and other certifications), and access to transportation. Prior to signing or renewing a lease, tenants may require particular updates or infrastructural improvements that may involve greater expenditure than traditional commercial real estate properties (e.g., reconfiguration and/or renovation of office space, upgrades to electrical, gas and plumbing infrastructure, HVAC systems and security systems) and such infrastructural needs may vary depending on the particular tenant. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. Such trends, particularly in light of the current economic outlook, could lead one or more major tenants in any office real estate investments to exit their leases, which could result in a major business disruption for the portfolio entity operating such office space, given the potential difficulty in finding a replacement tenant. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies or changes in government spending to reduce federal office space as part of the current administration’s cost reduction initiatives. In addition, certain office property investments may present higher risks from a lender’s perspective such that financing may not be as readily-available than that for other types of investments.
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
Subject to the limitations of our charter and although not our primary strategy, we may acquire direct or indirect interests in undeveloped land or underdeveloped real estate, which may be non-income producing. To the extent we seek to develop real estate, it will be subject to various related risks, including those associated with obtaining zoning, environmental and other regulatory requirements, the cost and time of completing construction (including risks beyond our control, such as weather, labor conditions, material shortages, trade disruption and counterparty default), the ability to obtain the necessary facilities for the property (such as obtaining power supply for data center projects), and the availability of both construction and permanent financing on favorable terms. Development is also more susceptible to irregular accounting or other fraudulent practices. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities. Additionally, development or redevelopment projects can carry an increased risk of litigation with contractors, subcontractors, suppliers, partners, counterparties and others. Assets under development or assets acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make the lease-up, cash flow, and value of such development less profitable than anticipated.
We may face risks associated with investing in troubled assets
Although not our primary strategy, we may invest in nonperforming, underperforming or troubled assets or undercapitalized real estate companies. The success of such investments often depends on the Adviser’s ability to reposition the assets or improve their operating results, which may require additional capital. There can be no assurance the Adviser or we will be successful in such endeavors.
We may acquire properties within a different sector (e.g., hospitality, residential, office, etc.) with the intent to convert or redevelop such properties into another sector.
In certain circumstances, we are able to acquire properties within a different sector (e.g., hospitality, residential, office, etc.) with the intent to convert or redevelop such properties into another sector. Any such conversion or redevelopment projects will be subject to the same risks as described above regarding developments, as well as the risk that the converted or redeveloped property is less desirable to potential tenants than properties that were initially designed for a specific use, and we could hold any such properties outside our primary investment objectives and strategies for an extended period of time.
We may face risks associated with investing in assets acquired from financial institutions.
We are able to acquire investments (including securities and debt instruments) previously held by financial institutions, which involve specific risks. The financial institution that sold any such investments could become insolvent, experience serious financial difficulty, or cease to exist, which may have a negative impact on such investment and any such instruments acquired by us and therefore, on us. Furthermore, if the financial institution that originated any such investment or instrument inappropriately exercised control over the management and policies of a debtor, the related note acquired by us may be subordinated to other claims or disallowed, or we may be found liable for damages suffered by parties as a result of the actions taken by the financial institution. In addition, under certain circumstances under U.S. law, payments us and distributions by us to investors may be required to be returned if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Non-U.S. jurisdictions may present analogous or different credit issues.
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

We face risks associated with governmental action.
Our investments may become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of our investments and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of its investment and any improvements or other costs relating thereto.
We face risks associated with force majeure events.
We may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). For example, many countries have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in the world in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV, COVID-19 and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which we target investments could have a material adverse effect on the economy in such country or globally and/or the business operations of our investments. Force majeure events could adversely affect the ability of us, a portfolio entity or a counterparty to perform its obligations, including but not limited to the construction of its in-process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a portfolio entity. In addition, the cost to investments or us of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which we may invest specifically, thereby affecting us and the Adviser. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more investments or its assets, could result in a loss to us including if our investment is cancelled, unwound, or acquired (which could be without what the Adviser considers to be adequate compensation) if an investment or portfolio entity is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect our performance.
Risks Related to Investments in Real Estate Debt
Investments in real estate debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us. Further, credit ratings of assets represent the rating agencies’ opinions regarding their credit quality and are not a guarantee of quality. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, unless the terms of such corporate debt obligation provide otherwise, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value; therefore, ratings may not fully reflect the true risks of an investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation may not be a completely reliable indicator of investment quality. Rating reductions or withdrawals may occur for any number of reasons and may affect numerous assets at a single time or within a short period of time, with material adverse effects upon the corporate debt obligation. It is possible that many credit ratings of assets included in or similar to the corporate debt obligation will be subject to significant or severe adjustments downward.
Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Accordingly, uncertainty remains regarding the timing and extent of any future interest rate decreases. Elevated interest rates have in recent years created downward pressure on the value of our assets. A slower-than-expect decrease, or further increase, continues to create further uncertainty for the economy and for our tenants.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political elections and other events, government shutdowns, trade barriers, tariffs, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, geopolitical events, military conflicts, war (including conflicts in the Middle East and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact the economy going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS.
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
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinated debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.
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
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid,” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
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
Any adverse changes, such as those experienced as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
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
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, such as the current environment, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2025, an increase of 25 basis points in SOFR rate would have resulted in an increase to our interest expense of $16.2 million, net of the impact from our interest rate swaps and caps.
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
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
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
Further, the time, dedication and scope of work of a professional varies considerably. There have been changes in the composition of the investment committee since our inception, and some professionals previously involved are no longer involved. Certain members of the investment team are new to the Blackstone organization, and additional investment professionals are expected to join the team. Our success will be dependent, in whole or in part, on the ability of new investment professionals to be successfully integrated into the Blackstone organization. In addition, the size of the investment committee or any applicable sub-committees of the investment committee including the number of investment professionals engaged for investment decisions could vary as determined in the sole discretion of Blackstone, depending on the size and type of the investment, among other factors. Moreover, discussion and debate among investment professionals are generally helpful to the investment decision making process but excessive disagreement could adversely impact us. Furthermore, the Adviser’s investment professionals work on a variety of projects and funds, which will result in less than all of their time and attention being allocated to us, and the ability of the members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited.
Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Current Offering.
The dealer manager for the Current Offering is Blackstone Securities Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Current Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Current Offering, our ability to raise proceeds through the Current Offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Current Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Current Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
You will not have the benefit of an independent due diligence review in connection with the Current Offering and, if a conflict of interest arises between us and Blackstone, we may incur additional fees and expenses.
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
The fees we pay in connection with the Current Offering and the agreements entered into with Blackstone and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
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
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Dealer Manager, the Adviser, Other Blackstone Accounts, our portfolio companies and the affiliates, partners, members, shareholders, officers, directors, family members and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our relevant affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to us or the stockholders. Thereafter, the Adviser and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law. Transactions between us and Blackstone or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Blackstone will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
The Adviser is paid a management fee for its services based on the NAV of each class of shares of our common stock, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments.
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
The existence of the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Except in limited circumstances, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.
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
The Adviser and its affiliates will devote such time and attention to us as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their portfolio entities, including other investment programs to be developed in the future. Certain non-investment professionals are not dedicated solely to the Adviser but rather perform functions that benefit us as well as Other Blackstone Accounts, the Adviser and/or Blackstone, which is expected to detract from the time and attention such persons devote to the Adviser. Even some key personnel of the Adviser who devote substantially all of their time and attention to us do not devote their time and attention solely to us. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside of Blackstone Real Estate share in fees and performance-based compensation from us; similarly, Blackstone Real Estate personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time and attention by Blackstone personnel. The Adviser’s determination of the amount of time and attention necessary to conduct our activities will be conclusive, and we rely on the Adviser’s judgment in this regard.
In addition, certain professionals employed by Blackstone or an affiliate are expected to participate in a Blackstone-sponsored program whereby any such professional would receive compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include performance-based compensation generated by a vehicle managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). The amount of any performance-based compensation or other compensation received in connection with any such program could ultimately be material and regardless, involves a variety of conflicts of interest relating to such professional’s responsibilities with respect to us and our portfolio entities, the financial incentive they would have to refer transactions to other Blackstone business units, and the resulting financial interests they could have in Other Blackstone Accounts (including those that could invest in the same portfolio entities as us or could transact with us, for example in cross transactions) as a result of their participation in the aforementioned program.
Blackstone is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the benefits that Blackstone could otherwise expect to utilize for the Adviser for purposes of identifying and managing our investments.
Blackstone has multiple business lines, which Blackstone, Other Blackstone Accounts and their portfolio entities and third parties, will in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with the Adviser or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict, condition or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete agreement in connection with a sale or other transaction or agreed to other restrictions that could impact our ability to consummate transactions. These types of restrictions may negatively impact our ability to implement our investment program. Finally, Blackstone personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other personal or business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, including, but not limited to, a private equity business, a growth equity business, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a hedge fund business, a capital markets group, a life sciences business and a real estate business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between Blackstone Real Estate and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information which have the potential to reduce the positive synergies and collaborations that the Adviser could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material nonpublic information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. However, certain business units will have access to form documents used by other business units; for example, when providing “seller financing” in connection with a sale, we may utilize form debt or credit agreements utilized or created by Other Blackstone Accounts with a strategy that focuses on debt investments and vice versa. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve our investment objective by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between the Adviser and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to purchase or dispose of all or any portion of an investment that we otherwise might have purchased or sold, which could negatively affect our operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from trading in certain securities, we and the Adviser may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle advised by Blackstone has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of us and our affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser and its affiliates will consider such relationships (including any incentives or disincentives as part of such relationships,) when evaluating an investment opportunity, and such relationships can be expected to influence the Adviser’s decision to make or not make particular investments on our behalf (e.g., investments in a competitor of a client or any other person with whom Blackstone has a relationship). We could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone and its affiliates may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Certain Other Blackstone Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns” below. We may also co-invest with clients of Blackstone or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Adviser and its affiliates with respect to our investments and otherwise result in a conflict.
Also, Blackstone or its affiliates will represent creditors or debtors in proceedings under Chapter 11 of the U.S. Bankruptcy Code or prior to such proceedings and will serve as advisor to creditor and equity committees. This involvement, for which Blackstone will from time to time be compensated, could limit or preclude the flexibility that we would otherwise have to buy or sell certain real estate related assets, and may require that we dispose of an investment at an inopportune time.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by us, our subsidiaries or portfolio companies or advise on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts”, basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by portfolio entities of ours and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us and portfolio companies), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our subsidiaries, or as dealer, broker or advisor to a counterparty to us or our subsidiaries, and purchase securities from or sell securities to us, our subsidiaries, Other Blackstone Accounts or their portfolio entities, or advise on such transactions. Blackstone will also from time to time, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets, subject to applicable law that result in commissions or other compensation paid to Blackstone by us or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets fees, advisory fees, lending arrangement fees, asset/property management fees, insurance fees (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Blackstone Account or their portfolio entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders and will not reduce the Adviser’s management fee.
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
Blackstone receives, generates and obtains various kinds of data and information from us, Other Blackstone Accounts and portfolio entities and limited partners in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, including, but not limited to, data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability matters, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from us, Other Blackstone Account and portfolio entities and limited partners in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with us, Other Blackstone Accounts and portfolio entities and limited partners in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, which will give Blackstone access to (and rights regarding, including, use, ownership, distribution, and derived works rights over) data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across us, Other Blackstone Accounts and portfolio entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on our behalf and on behalf of Other Blackstone Accounts, information obtained from us and portfolio entities and limited partners in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, also provides material benefits to Blackstone or Other Blackstone Accounts without compensation or other benefit accruing to us, our stockholders or portfolio entities. For example, information obtained from a portfolio entity can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction on strategy or operations to the management team of portfolio entities owned by us and Other Blackstone Accounts and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the portfolio entity, without compensation or benefit to us or the portfolio entities. Blackstone is expected to serve as the repository for data described in this paragraph, including with ownership, use and distribution rights therein.

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
Blackstone, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, executive advisors, industry experts, investment banks, financial intermediaries, service providers, joint venture and other partners and professionals, and market participants, any of whom might be current or former executives or other personnel of the Adviser, its affiliates, portfolio entities or Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and portfolio entities retain and pay compensation to Consultants to provide services, or to undertake a new business line or a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company.” Any amounts paid by us or a portfolio entity to Consultants in connection with the above services, including performance-based compensation (e.g., promote), retainers, cash fees, profits, or equity interests in a portfolio entity, discretionary bonus awards, and expense reimbursements, will be treated as our expenses or expenses of the portfolio entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser, or offset or reduce any management fees to the Adviser. Amounts charged by Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on behalf of us, including, potentially, access to privileged information regarding our portfolio entities and possible future deal origination to the extent applicable with us or Other Blackstone Accounts. For example, in the same way that executives from portfolio entities of Other Blackstone Accounts could provide insight and/or deal origination for our benefit, the executives of our portfolio entities could benefit Consultants and/or Other Blackstone Accounts. Consultants can be expected to attend events and meetings sponsored by our portfolio entities and/or Other Blackstone Accounts or other limited partners. Also, Consultants may co-invest alongside us in investments, participate in long-term incentive plans of a portfolio entity, and invest directly in us or in vehicles controlled by us with reduced or waived management fees and performance allocation, including after the termination of their engagement by or other status with Blackstone, and such co-investment participation, which generally will result in us being allocated a smaller share of an investment may or may not be considered part of Blackstone’s side-by-side co-investment rights, as determined by the Adviser in its sole discretion. Consultants’ benefits described in this paragraph may continue after termination of status as a Consultant.
The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises our sponsor on transactions, provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Adviser and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We, Blackstone, and/or portfolio companies in certain circumstances can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have certain attributes of Blackstone “employees” (e.g., they can be expected to make use of offices (and, potentially, have dedicated office space) at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements (e.g., the side-by-side investment program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Dealer Manager Agreement and the Advisory Agreement, and their salary and related expenses are paid by us or by portfolio entities without any reduction or offset to the Adviser’s management fees. Some Consultants work only for us and/or portfolio entities, while other Consultants may have other clients, including Other Blackstone Accounts. In particular, in some cases, Consultants, including those with a “Senior Advisor,” "Operating Advisor" or "Executive Advisor" title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Advisory Agreement, the compensation to such Consultants may be borne fully by us (with no reduction or offset to the management fee paid to the Adviser) and not the Adviser. If such Senior Advisors generate investment opportunities on our behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction. Consultants could have conflicts of interest between their work for us and portfolio entities, on the one hand, and themselves or other clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by

Consultants retained on our behalf could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the Adviser shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant’s work on behalf of us to such Other Blackstone Accounts. In addition, we will in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of portfolio entities of ours or Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company”. The services provided by such individuals or relevant portfolio entity, as the case may be, could include: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a portfolio entity or asset of ours (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long term incentive plans. Compensation could also be based on assets under management, or an economic mechanism similar to a waterfall for performance-based compensation and/or other similar metrics, which will not be subject to management fee offset, subject to the terms of our governing documents. The professionals at such platform company, which in certain circumstances can be expected to include former employees of or current or former senior advisors or consultants to Blackstone, the Adviser, its affiliates and/or portfolio entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. Although the Adviser is generally responsible certain overhead expenses and investment analysis associated with sourcing and managing investments, as well as compensation costs of the Adviser’s investment professionals, we would, in such circumstances, invest capital to fund some or all of the costs of such platform companies, including costs related to overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy, subject to the terms of our governing documents. The activities performed by investment professionals at platform companies will in certain cases be similar to the investment management activities performed by the Adviser’s investment professionals in respect of us. In such cases, we will both indirectly bear the compensation expenses for the platform companies’ investment professionals and directly bear the management fees in respect of capital invested by us in such platform companies, subject to the terms of our governing documents. The Adviser could have an incentive to cause us to invest in platform companies in circumstances where such investments have the effect of reducing (or avoiding a need to increase) the number of investment professionals that the Adviser needs to employ in respect of us. Such expenses could be borne directly by us (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio entity, subject to the terms of our governing documents. None of the fees, costs or expenses described above will reduce or offset the management fee, subject to the terms of our governing documents.
In addition, the Adviser could engage third parties as Consultants (or another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Consultants could receive reimbursement of reasonable related expenses by portfolio entities or us and could have the opportunity to invest in a portion of the assets available to us for investment which could be taken by the Adviser and its affiliates. If such Consultants generate investment opportunities on our behalf, such Consultants from time to time are permitted to receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by us and/or portfolio entities (with no reduction or offset to management fees) and not the Adviser.
Blackstone has developed a strong network of relationships with investment owners, leading financial institutions, operating partners, senior business executives and government officials. These relationships provide market knowledge and form the backbone of its investment-sourcing network. Blackstone has, and expects to continue to have, a significant volume of deal flow. Primary sources of Blackstone transactions include:
•Relationships of individual Blackstone Senior Managing Directors and professionals;
•Major corporations, investment owners and operators with which Blackstone has worked in the past and that wish to divest assets or partner with Blackstone;
•Investment/commercial banks;
•Brokers/dealers; and
•Borrowers.
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
Blackstone invests its own capital and third-party capital on behalf of Other Blackstone Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Blackstone itself or Other Blackstone Accounts, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by Other Blackstone Accounts that have investment objectives or guidelines similar to or overlapping, in whole or in part, with ours, to some extent, or pursue similar returns as us but have a different investment strategy or objective. Therefore, there have been and may be circumstances where investments that are consistent with our investment objectives are required or permitted to be offered to, shared with or made by one or more Other Blackstone Accounts (and so, offered to, shared with or made thereby). For example, investments in data center assets and other real estate assets that may have infrastructure-like characteristics are expected from time to time to be shared by us with one or more Other Blackstone Accounts. Further, with respect to any investment opportunities falling within our investment objectives or strategy involving interests in portfolio companies of other funds (including Other Blackstone Accounts) that are the subject of a fund restructuring or similar transaction, investors in such funds can be expected to have priority rights to roll over their existing interests or otherwise reinvest in such portfolio companies (e.g., through a newly formed “continuation fund”) in connection therewith, such that we are not allocated all or any part of any such investment opportunity. It is expected that some activities of Blackstone, Other Blackstone Accounts and portfolio entities will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Adviser may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Blackstone Account and these conflicts will not necessarily be resolved in our favor. Our sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
With respect to Other Blackstone Accounts with investment objectives or guidelines that overlap with ours, in whole or in part, but that do not have priority over us (including the Private Core+ Accounts), the Adviser generally determines the relative allocation of investment opportunities (including follow-on investments) between or among such vehicles on fair and reasonable basis in good faith according to the guidelines and factors determined by it. However, the application of those guidelines and factors has, in limited circumstances, resulted and can be expected to result in us not participating, or not participating to the same extent, in investment opportunities (including follow-on investments) in which it would have otherwise participated, or participated to such greater extent had the related allocations been determined without regard to such guidelines. The Adviser could also determine not to pursue opportunities inside our mandate or, alternatively, could later determine an opportunity is appropriate for us after initially reviewing such opportunity for or on behalf of an Other Blackstone Account.
Among the factors that the Adviser (and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts) considers in making investment allocations among us and Other Blackstone Accounts are the following: (i) any applicable investment objectives, parameters, limitations and other contractual provisions relating to us and such Other Blackstone Accounts, (ii) available capital of us and such Other Blackstone Accounts, as determined by the Adviser in good faith (which may take into account relative portfolio composition, anticipated co-investment and other considerations in addition to buying power), (iii) legal, tax, accounting, regulatory and other considerations, (iv) primary and permitted investment strategies and objectives of ours and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (v) sourcing of the investment (including by a particular Blackstone business unit), (vi) the sector and geography/location of the investment (including adjacency to existing assets of us and the Other Blackstone Accounts), (vii) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (viii) expected investment return, (ix) risk profile of the investment, (x) expected leverage on the investment, (xi) expected cash characteristics (such as cash-on-cash yield, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification), (xii) capital expenditure required as part of the investment, (xiii) portfolio diversification/construction concerns (including, but not limited to, (A) allocations necessary for us or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Blackstone Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xiv) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (xv) maintaining structuring and financing flexibility for shared investments (which can result in sharing an investment opportunity equally to the extent each party has sufficient available capital to do so), (xvi) avoiding allocation that could result in de minimis or odd lot investments, or allocating to a single vehicle when investments are smaller in size, (xvii) timing expected to be necessary to execute an investment, (xviii) how governance will be shared between us and such Other Blackstone Account(s), and (xix) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act) in good faith.
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
Furthermore, the Select Opportunistic Blackstone Accounts invest in “opportunistic” real estate and real estate-related assets globally (which often are undermanaged assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities and select investments (e.g., certain private real estate loans, stabilized data center investments and European and infrastructure investments) will be first offered to certain Other Blackstone Accounts (which we generally expect to have investment strategies distinct from ours but can overlap to some extent). Other Blackstone Accounts having priority over us will result in fewer investment opportunities being made available to us.
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
The Adviser is affiliated with the DST Dealer Manager and the DST Manager. These relationships create conflicts of interest with respect to decisions regarding whether to place properties into the DST Program. The Adviser, DST Dealer Manager and the DST Manager will receive fees and expense reimbursements in connection with their roles in the DST Program (certain of which costs are expected to be substantially paid by the private investors in the DST program).
We may coinvest with Regulated Funds and are subject to certain limitations therein.
Blackstone has received an exemptive order (the “Exemptive Order”) that permits Other Blackstone Accounts that are closed-end management investment companies that have elected to be regulated as business development companies or are registered under the Investment Company Act and who intend to rely on the Exemptive Order (“Regulated Fund”) to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions.
For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds. such investment opportunity shall also be offered to such Regulated Funds. In the event that the aggregate targeted investment sizes of us, such Other Blackstone Accounts and such Regulated Funds that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to us, such Other Blackstone Account and Regulated Funds will be reduced proportionately based on our and their respective “available capital” as defined in the Exemptive Order, which could result in allocation to us in an amount less than what it would otherwise have been if such Other Blackstone Accounts and Regulated Funds did not participate in such investment opportunity. The Exemptive Order also restricts the ability of us (or any such Other Blackstone Account) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the Exemptive Order. As a result, we risk being unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which we have invested or seek to invest. We may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the Investment Company Act, related guidance from the SEC and/or the Exemptive Order. For example, we could be restricted from participating in certain transactions or taking certain actions in respect of issuers in which certain funds managed and controlled by us, our affiliates and/or a Regulated Fund has also invested, which may include but is not limited to declining to vote, participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order), exercising rights with respect to any such investment, and/or declining to participate in follow-on investments. We may also be required to sell an investment to avoid potential violations of the Investment Company Act and/or related rules thereunder or for other reasons. In such cases, our interests in an investment could be adversely affected, including by resulting in the dilution of or decrease in the value of our investment, or otherwise by resulting in us being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Accounts, including Regulated Funds. Whether we participate or decline to participate in any such action or transaction will be made by the Adviser in its sole discretion and will take into account the Adviser’s fiduciary duties and applicable law, including the Investment Company Act, the rules thereunder and/or the Exemptive Order. There is no assurance that any such determination will be resolved in favor of our interests.
Under certain circumstances, our Adviser can be expected not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Blackstone Accounts, Blackstone or its affiliates.
Under certain circumstances, our Adviser can be expected not to pursue some or all of an investment opportunity (including, for the avoidance of doubt, a follow-on opportunity) within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, their respective portfolio entities, Blackstone or its affiliates. In addition, the Adviser and its affiliates, will in certain circumstance, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because (i) we have insufficient available capital to pursue the investment opportunity (as determined by the Adviser in its good faith discretion taking into account not only capital that is actually available but considerations such as portfolio composition, anticipated co-investment and other factors), (ii) we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser and its affiliates in their good faith discretion, or (iii) the investment opportunity is not appropriate for us for other reasons as determined by the Adviser and its affiliates in their good faith reasonable sole discretion (which may include, but is not limited to, an Other Blackstone Account having an existing interest in a portfolio entity, or an Other Blackstone Account considering or pursuing acquiring such an interest). In any such case Blackstone can be expected to, thereafter, offer such opportunity, in whole or in part, to other parties, including Other Blackstone Accounts, portfolio entities, joint venture partners of us or Other Blackstone Accounts, related parties or third parties. Such Other Blackstone Accounts will from time to time (i) make or receive priority allocations of certain investments that are appropriate for us and (ii) participate in investments alongside us, provided, that any such allocation may be subsequently adjusted at Blackstone’s discretion. For the avoidance of doubt, the foregoing considerations shall also apply to follow-on opportunities and/or refinancings involving the same or similar collateral and/or investment terms, which will result from time to time in Other Blackstone Accounts participating in an investment opportunity in a portfolio entity in which we have a pre-existing investment, and us participating in such opportunity to a lesser extent than would otherwise be the case, or not at all, and our position therein being diluted. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of incentive allocation or referral fees or revenue share, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.

Regulated Funds may be subject to a new exemptive order (or new provisions of the existing Exemptive Order), which includes restrictions, limitations and requirements affecting investment allocations that differ from or extend beyond those described in any existing or former Exemptive Order and could result in increased costs to us, Other Blackstone Accounts and any Regulated Funds. To the extent such future exemptive orders afford Blackstone greater discretion in allocating transactions among us, any Other Blackstone Accounts and any Regulated Fund, Blackstone will retain sole discretion in making such determinations in accordance with such exemptive orders, notwithstanding any associated conflicts. Additionally, the other terms and conditions of any such new or revised exemptive orders may be more or less restrictive than the existing Exemptive Order.
When the Adviser and its affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and Blackstone provides or offers the opportunity to Other Blackstone Accounts, (or other parties, including portfolio entities or limited partners of Other Blackstone Accounts, joint venture partners, related parties or other third parties), Blackstone(including its personnel), could receive compensation from the Other Blackstone Accounts and/or other parties, whether or not in respect of a particular investment, including an allocation of incentive allocation referral fees or revenue share, and any such compensation could be greater than amounts paid by us to the Adviser. As a result, there could be an incentive for the Adviser (including its personnel who receive such compensation) to allocate investment opportunities away from us to or source investment opportunities for Other Blackstone Accounts or other parties, which could result in fewer opportunities (or reduced allocations) being made available to us. In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.
The Adviser and its affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgements regarding application of the guidelines and arrangements described herein. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser and its affiliates determine to be consistent with the return objective of Other Blackstone Accounts rather than us may not match the expectations and underwriting of the Adviser and its affiliates and generate an actual return that would have been appropriate for us. Conversely, an investment that the Adviser and its affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. Furthermore, in certain circumstances where we are participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Adviser is expected to be required to make preliminary investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. Subject to our governing documents, the Adviser could change the applicable investment allocations as between us and such Other Blackstone Accounts between the funding of such deposit or signing of such agreement, on the one hand, and the closing of such investment opportunity, on the other hand, based on a number of factors, including (i) available capital (taking into account changes in capital commitment subscriptions, redemptions, transfers, deployment of capital, reserves for future investments among other factors), (ii) changes in concentration limits in respect of sector, industry, geographic region or markets in question or (iii) other reasons, in each case as determined by the Adviser in its good faith reasonable sole discretion, in which our and such Other Blackstone Accounts’ respective obligations in respect of any applicable deposit and transaction costs and expenses (including broken deal fees and expenses) are expected to change correspondingly and we and the Other Blackstone Accounts are expected to reimburse each other for any over- or under-funding in respect thereof.
In addition and subject to our governing documents, the Adviser could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to us at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Adviser in respect of such investment opportunity (e.g., an investment opportunity that the Adviser initially determines to be consistent with our return objectives could subsequently be determined to be consistent with the return objectives of an opportunistic “control-oriented” fund). In such circumstances, the Adviser could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone Account (or vice versa) (such fund, (including us) from which an investment opportunity is being reallocated, a “Reallocating Account”), including in circumstances where such Reallocating Account has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating Account agrees to pursue the investment, then it will reimburse the Reallocating Account for any deferred acquisition costs (including non-refundable or refundable deposits, breakage fees, due diligence costs and other fees and expenses) as allocated to it by Blackstone, as Blackstone deems appropriate, in its sole discretion, incurred by the Reallocating Account relating to such Reallocated Investment, which may be so reallocated prior to closing and if the non-Reallocating Account chooses not to make the Reallocated Investment, then any such deferred acquisition costs incurred by the Reallocating Account will be borne by such Reallocating Account, provided that the non-Reallocating Fund will be responsible for any additional due diligence or acquisition costs incurred in the process of evaluating the investment for its own account. To the extent a non-Reallocating Account causes additional due diligence costs to be incurred for a Reallocating Investment it ultimately declines to pursue, such non-Reallocating Account(s) will reimburse such incurred costs, as deemed appropriate by Blackstone in its sole discretion. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or our consent.

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
We co-invest with Other Blackstone Accounts in investments that are suitable for both us and such Other Blackstone Accounts. We may hold an interest in a portfolio entity or other investment that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances, the Adviser will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments, as a result of information walls or otherwise). Generally, there are no limitations with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise), subject to our governing documents. In these situations, conflicts of interest will arise as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. In order to mitigate any such conflicts of interest, in certain circumstances we will likely recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Adviser may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, or Blackstone, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for the Other Blackstone Accounts that are adverse to us (and vice versa). If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions also involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. The stockholders will in no way receive any benefit from fees paid to the Adviser or its affiliates from a portfolio entity in which any Other Blackstone Account or Blackstone also has an interest (including, for greater certainty, any fees the Adviser or its affiliates received as a result of the provision of services by such affiliates). In addition, under certain circumstances, we may be prohibited (or refrain) from decision-making or exercising other rights it would otherwise have with respect to a portfolio entity, as a result of our affiliation or other relationship with Other Blackstone Accounts or Blackstone that own different interests in such portfolio entity. While the Adviser will seek, where applicable, to have a third party exercise rights on behalf of us for purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche) or with minority third-party participation, and in such circumstances the absence or size of any such third party could adversely affect us or our interest in the portfolio entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest.
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
In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Blackstone will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Blackstone Account has a mezzanine or other debt investment, or vice versa, Blackstone may have conflicting loyalties between its duties to us and to other Blackstone affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors), subject to our governing documents. In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. In any such circumstance, the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including origination, ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of the management fee paid to the Adviser. The conflicts applicable to Other Blackstone Accounts who invest in different securities of issuers will apply equally to Blackstone itself in such situations.
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
We may seek to participate in investments relating to (i) the refinancing or modifications of loan investments or portfolios held or proposed to be acquired by certain Other Blackstone Accounts, and Other Blackstone Accounts may refinance a loan currently held by us and/or (ii) portfolio entities of one or more Other Blackstone Accounts, including primary or secondary issuances of loans or other interests by such portfolio entities. Subject to our governing documents, Blackstone or the Adviser may propose such a refinancing transaction to a borrower, including in respect of a loan currently held by us, whereby an Other Blackstone Account will provide the refinancing and we will exit the transaction. We may also make investments in, or collateralized by, assets in which Other Blackstone Accounts subsequently acquire an interest, in which case our investment may be paid off or otherwise extinguished. Although such transactions may result in us indirectly providing proceeds to an Other Blackstone Account (or vice versa), such transactions generally will require the consent of our board of directors and a majority of the affiliate transaction committee. In connection with any of the foregoing transactions, we may be required to pay pre-payment penalties to Other Blackstone Accounts or their portfolio entities (or vice versa). Such transactions will give rise to potential or actual conflicts of interest, in addition to the risks inherent to such transactions generally. There can be no assurance that any such conflict of interest will be resolved in a manner favorable to us. For example, if we refinance a loan held by an Other Blackstone Account (or vice versa) and thereafter the asset yields a different return than expected, the refinancing party (and/or the original party to the loan) may ultimately benefit from (or be harmed by) the refinancing. Additionally, in the event an Other Blackstone Account has committed to refinance a loan held by us but ultimately fails to consummate the transaction, it may be difficult for us to find another party to refinance the loan and we may need to hold the loan for a longer period than originally contemplated. While it is expected that our participation in connection with any such transactions will generally be negotiated by third parties, such transactions will give rise to potential or actual conflicts of interest.
We may invest in joint ventures with Other Blackstone Accounts or divide a pool of investments among us and Other Blackstone Accounts.
To the extent we acquire properties through joint ventures with Other Blackstone Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Blackstone Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may participate in follow-on investments in joint ventures with Other Blackstone Accounts in which the Other Blackstone Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blackstone Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Blackstone affiliates.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
Blackstone will, in certain circumstances, have an opportunity to acquire a property, portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have a lower return profile, while others may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In certain circumstances, Blackstone may determine that for legal, tax, regulatory, accounting, administrative or other reasons such portfolio or pool should be held through a single holding entity even though such portfolio or pool is divided and allocated among us and such Other Blackstone Accounts. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the portion of such portfolio or pool that is allocated to us would be specifically attributed to us through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that we would be deemed for purposes of our organizational documents to hold its portion of the portfolio or pool separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the portion of such portfolio or pool allocated to such Other Blackstone Accounts). Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single transaction or related transactions to a buyer. In that regard, the contractual purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities and instruments in the pool, and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis.
For example, a counterparty could utilize an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase the entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa). These conflicts related to the allocation of portfolios will not necessarily be resolved in our favor, and stockholders will not be entitled to receive notice or disclosure of the occurrence of these conflicts.
We may participate in simultaneous transactions with Other Blackstone Accounts.
There may be instances where Blackstone negotiates transactions with counterparties that involve us, an Other Blackstone Account and/or Blackstone in different capacities. For example, we may sell or purchase an interest in a portfolio company to or from a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a portfolio company of an Other Blackstone Account or Blackstone. While these transactions may be separate or non-contingent, due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to us on one hand, and such Other Blackstone Account or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interests of the applicable Other Blackstone Account and us and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Blackstone could, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own.
We may invest in companies or other entities in which Other Blackstone Accounts make an investment in a different part of the capital structure.
We can be expected to invest in companies or other entities in which Other Blackstone Accounts make an investment in a different part of the capital structure (and vice versa). The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to us and our portfolio entities. The Adviser takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Blackstone in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone and its funds, and such other factors that Blackstone deems relevant under the circumstances. The cost of debt alone is not determinative.
Debt financing to us and our portfolio entities is expected to be provided, from time to time, by third parties, Other Blackstone Accounts and investors therein, their portfolio entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their portfolio entities, as well as by Blackstone itself. Blackstone could have incentives to cause us and our portfolio entities to accept less favorable financing terms from Other Blackstone Accounts, their portfolio entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a portfolio entity than us, even if the form of the transaction is not a financing. Although less common, we or a portfolio entity could also occupy a more senior position in the capital structure than Other Blackstone Account, their portfolio entities and other parties with material relationships with Blackstone, in which case Blackstone could have an incentive to cause us or portfolio entity to offer more favorable financing terms to such parties. In the case of a related party financing between us or our portfolio entities, on the one hand, and Blackstone, Other Blackstone Accounts or their portfolio entities, on the other hand, the Adviser could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third-party analysis given Blackstone’s scale in the market. If, however, any of Blackstone, us, an Other Blackstone Account or any of their portfolio entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to us or a portfolio entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. The Adviser does not believe either of these effects is significant, but no assurance can be given to stockholders that these effects will not be significant in any circumstance. Notwithstanding the foregoing, the Adviser may be required to seek approval from our board of directors as set forth in our governing documents.
Blackstone could cause actions adverse to us to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a portfolio entity than us (e.g., provide financing to a portfolio entity, the equity of which is owned by us) and, vice versa, actions will, in certain circumstances, be taken for the benefit of us and our portfolio entities that are adverse to Other Blackstone Accounts. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by us or relevant Other Blackstone Account (or their respective portfolio entities, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing us or relevant Other Blackstone Account (or their respective portfolio entities, as the case may be) to hold only a non-controlling interest in any such portfolio entity, (iii) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of us or relevant Other Blackstone Account (or their respective portfolio entities, as the case may be), or (iv) creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by us or our portfolio entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.
In connection with negotiating loans and bank financings in respect of Blackstone-sponsored transactions, Blackstone will generally obtain the right to participate (for its own account or an Other Blackstone Account) in a portion of the financings with respect to such Blackstone-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Blackstone Accounts) upon an agreed upon set of terms or on the same terms negotiated by third parties with Blackstone or other terms the Adviser determines to be consistent with the market. Although Blackstone could rely on third parties to verify market terms, Blackstone may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that we and our portfolio entities receive market terms.

In addition, it is anticipated that in a bankruptcy proceeding our interests will likely be subordinated or otherwise adverse to the interests of Other Blackstone Accounts with ownership positions that are more senior to those of ours. For example, an Other Blackstone Account that has provided debt financing to an investment of ours may take actions for its benefit, particularly if our investment is in financial distress, which adversely impact the value of our subordinated interests.
Although Other Blackstone Accounts can be expected to provide financing to us and our portfolio entities, subject to our governing documents, there can be no assurance that any Other Blackstone Account will indeed provide any such financing with respect to any particular investment. Participation by Other Blackstone Accounts such as the BREDS Funds in some but not all financings of ours and our portfolio entities may adversely impact the ability of us and our portfolio entities to obtain financing from third parties when Other Blackstone Accounts do not participate, as it may serve as a negative signal to market participants.
These conflicts related to financing counterparties will not necessarily be resolved in our favor.
Any expenses incurred by us for actual investments as described herein may also be incurred by us with respect to broken deals (i.e., investments or proposed dispositions that are not consummated). While the Adviser expects to generally allocate broken deal expenses pro rata among us and/or Other Blackstone Accounts that were expected to participate in the transaction, unless otherwise required by law, regulation or contract, the Adviser is not required to and in most circumstances will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment or disposition that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors (including standing co investment vehicles established to participate in co-investment opportunities alongside us on a regular or periodic basis and or as part of an overall co-investment program or arrangement (“Standing Co-Investment Vehicles”)). Moreover, expenses related to the organization of co-investment vehicles formed to invest in a transaction that was ultimately not consummated are expected to be borne by us, and not the proposed co-investors thereof. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, and legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of us, and any expenses of our partnership representative or its designated individual), printing and publishing expenses, and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by portfolio entities, as detailed below). Any such broken deal expenses could, in the sole discretion of the Adviser, be allocated solely to us and not to Other Blackstone Accounts or co-investment vehicles (including Standing Co-Investment Vehicles) that could have made the investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to us) even when such Other Blackstone Accounts or co-investment vehicle commonly invests alongside us in our investments or Blackstone or Other Blackstone Accounts in their investments (including such Standing Co-Investment Vehicles). In such cases our, shares of expenses would increase. Until a potential investment of ours, including shared investments with Other Blackstone Accounts, is formally allocated to potential co-investors (it being understood that final allocation decisions are typically made shortly prior to closing an investment), we and certain Other Blackstone Accounts, if applicable, are expected to bear the broken deal expenses for such investment, (even if it was anticipated that such potential investment might be formally allocated to potential co-investors instead of us and certain Other Blackstone Accounts, if applicable), which can result in substantial amounts of broken deal expenses being borne by us. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment vehicle, the Adviser or Partnership will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment vehicle, as applicable. Certain co-investment vehicles or certain potential co-investors, including Other Blackstone Accounts, who might have invested in a transaction had it been consummated, such as potential investors in co-investment structures relating to a specific investment where the legally binding agreements relating to such co-investment are not executed until the time of the deal closing, will not be allocated any share of any break-up or topping fees or broken deal expenses (and such expenses will be allocated to us), unless the Adviser determines otherwise in its discretion or as set forth in the relevant operative agreements or as required by applicable law. In addition, certain portfolio entities will provide transaction support and other services (including identifying potential investments) to us, Other Blackstone Accounts and their respective portfolio entities in respect of certain investments that are not ultimately consummated. The Adviser will endeavor in good faith to allocate such broken deal-related costs to us and such Other Blackstone Accounts as it deems appropriate under the particular circumstances, including in certain instances the allocation of certain expenses pro rata among the vehicles that were expected to participate in an investment that was not consummated. Any methodology used to determine the allocation of such broken deal expenses to us and any Other Blackstone Accounts or co-investment vehicles (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in us and our portfolio entities bearing less, more or the same amount of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. The allocation of any of the foregoing costs can be expected to be based on any of a number of different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore we could, to the extent permitted by applicable law and our organizational documents, pay more than our pro rata portion of such cost based on our actual usage of such services.
Blackstone may structure certain investments such that Blackstone will face conflicting fiduciary duties to us and certain debt funds.
It is expected that Blackstone will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Blackstone (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Blackstone Account or another Blackstone real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Blackstone Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Less commonly, we could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Blackstone Account. Although measures described above can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Blackstone Accounts will not necessarily be resolved in favor of us, and stockholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours or our portfolio entities. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other Blackstone Accounts.
Participating in investments alongside Other Blackstone Accounts will subject us to a number of risks and conflicts (and in certain circumstances the Adviser will be unaware of an Other Blackstone Account’s participation, as a result of information walls or otherwise). At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (i) if we are a direct counterparty to a transaction, us being solely liable with respect to its own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (ii) if we are not the direct counterparty, us having a contribution obligation to the relevant Other Blackstone Accounts. Alternatively, a counterparty could agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. Similarly, there may be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations, Blackstone determines to utilize us to make an investment commitment for a proposed investment on behalf of itself and one or more Other Blackstone Accounts (or vice versa) with the expectation that such Other Blackstone Account (or we, as applicable) assumes its share of the relevant funding obligation prior to closing. In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back or other similar contribution or reimbursement agreement. Likewise, for certain investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us. For these transactions, it is anticipated that we would then enter into back-to-back trade confirmations or other similar arrangements with Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, to the extent permitted by law and our organizational documents, we may bear more than our pro rata share of relevant expenses related to such investment, including, but not limited to, as the result of such Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover expenses. It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis a third-party counterparty. Moreover, in connection with the divestment of all or part of a portfolio entity (e.g., an IPO) and/or the wind-down of a portfolio entity, Blackstone will seek to track the ownership interests, liabilities and obligations of us and any Other Blackstone Accounts owning an interest in the portfolio entity comprising such operating business, but it is possible that we and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities. Finally, in certain circumstances, if we are participating in an investment alongside an Other Blackstone Account (including a co-investment vehicle), we could also bear more than our pro rata share of expenses relating to such investment if such Other Blackstone Account does not have resources to bear such expenses (including, but not limited to, as a result of insufficient reserves and/or the inability to call capital contributions to cover such expenses).

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
Certain Blackstone personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and their portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question could have a greater financial interest in the performance of the other entities than our performance. This involvement would create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments or other counterparties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships also have the potential to influence the Adviser, in deciding whether to select, recommend or create certain service providers to perform services for us (the cost of which will generally be borne directly or indirectly by us, as applicable) and to incentivize the Adviser to engage such service provider over another third-party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Adviser undertakes no obligations to select service providers who may have lower rates. In most such circumstances, the charter will not preclude us from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. In addition, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to our strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) us and one or more Other Blackstone Accounts (which may include a subscription or capital commitment, as applicable, already made recently to another Blackstone fund) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), a “Strategic Relationship”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone strategies that would not apply to any other investor’s investment in us. Stockholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter and even if the agreement provides for rights and benefits typically given in a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, it is not expected that the terms, or existence of, or other information about any Strategic Relationship will be shared with the stockholders). Specific examples of such additional rights and benefits have included, and can be expected to include, but are not limited to, specialized reporting, secondment arrangements, discounts on or reductions to and/or reimbursements or rebates of management fees or incentive allocation, contribution payments by Blackstone to support minimum performance thresholds, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investments alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment opportunities, and preferential terms and conditions related to co-investment or other participation in Blackstone vehicles (including any incentive allocation and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that would result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). For the avoidance of doubt, such examples are not exhaustive, and the specific terms of any such additional rights and benefits that are ultimately granted to one or more persons will vary from the rights and benefits offered to stockholders generally under the charter. The co-investment that is part of a Strategic Relationship may include co-investment in investments made by us. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic

Relationship program. Blackstone, including its personnel (including Blackstone Real Estate personnel) can be expected to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships. In addition, from time to time, Blackstone may enter into economic and/or fee sharing arrangements with respect to us, one or more Other Blackstone Accounts and limited partners thereof, which rights will not generally be made available to other persons.
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Blackstone on more favorable terms than those payable by us.
Pursuant to the terms of our Advisory Agreement, the Adviser may retain, for and on our behalf and at our expense, the services of certain other persons and firms as the Adviser deems necessary or advisable in connection with our management as operations. Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment or commercial banking firms) or their affiliates are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts and their portfolio entities, the Dealer Manager, the Adviser and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts and their respective portfolio entities or any affiliates, personnel or family members of personnel of the foregoing.
The relationship of certain service providers and vendors with Blackstone may result in conflicts of interest, including the payment by us of higher fees or commissions than would be the case absent the relationship.
Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to us and our portfolio entities to use other Blackstone affiliated service providers and vendors in connection with our business, the business of portfolio entities, and unaffiliate entities, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Adviser’s management fee and are not otherwise shared with us.
In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will benefit from the fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us.
Blackstone, Other Blackstone Accounts, portfolio entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; arranging; portfolio operations support (such as those provided by Blackstone’s portfolio operations group); underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation); seasoning; syndication or refinancing of a loan or investment (including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services (including the development and maintaining of AI Technology); insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; BX Energy Services; Revantage acquisition and disposition program management; fees for monitoring and oversight of loans, property, title and/or other types of insurance provided to portfolio entities and/or third parties; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). For example, Blackstone or an Other Blackstone Account may, directly or indirectly through a portfolio entity, from time to time, acquire certain assets, loans or other interests for the purpose of syndicating some or all of such assets, loans or other interests to us and/or Other Blackstone Accounts, and may receive syndication or other fees in connection therewith. Such fees shall not be applied to offset management fees and stockholders will not share therein. Such parties will also provide products and services for fees to Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties, as well as third parties, including in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and their portfolio entities. As a result, it is expected that the amount of expenses borne by us will be increased in proportion to the additional cost arising from having multiple third-party service providers providing similar services to us and/or our portfolio entities than if there was a single service provider engaged for such services. Through its innovations group, Blackstone incubates businesses that are expected to be introduced to, and therefore frequently provide goods and services to us, our portfolio properties, Other Blackstone Accounts and their affiliates, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, we would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or our stockholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and portfolio entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us. We will incur expense in negotiating for any such fees and services. In addition, the Adviser can be expected to receive fees associated with capital invested by co-investors relating to investments in which we participate or otherwise, in connection with a joint venture in which we participates or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination expenses and with respect to unconsummated transactions.
Blackstone and portfolio entities of Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us, Other Blackstone Accounts, portfolio entities and/or Blackstone affiliates for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain of our portfolio entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts or portfolio entities for the provision of goods and services, purchase and sale of assets and other matters (including information sharing or consulting and employment relationship). For example, from time to time, certain portfolio entities of ours or Other Blackstone Accounts will provide or recommend goods and services to Blackstone, us, Other Blackstone Accounts, or portfolio entities of ours and Other Blackstone Accounts or other Blackstone affiliates (or vice versa). As another example, it can also be expected that the management of one or more portfolio entities will consult with one another (or with one or more portfolio entities of an Other Blackstone Account) in respect of seeking its industry expertise, market view, or otherwise on a particular topic including but not limited to assets and/or the purchase and /or sale thereof (and vice versa). Moreover, we and/or an Other Blackstone Account could consult with a portfolio entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by us or such Other Blackstone Account (and vice versa). As a result of or as a part of such interactions or otherwise, personnel at one portfolio entity will in certain cases transfer to or become employed by another portfolio entity (including, for purposes of this disclosure, a portfolio entity of an Other Blackstone Account), or Blackstone, the Adviser or their respective affiliates will transfer to or become employed by a portfolio entity (together with personnel departing a portfolio entity for employment at Blackstone, the Adviser, their affiliates or another portfolio entity, “Transferring Personnel”). The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. Transferring Personnel-agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, Other Blackstone Accounts or portfolio entities (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser and its affiliates or that the role of the Transferring Personnel at the entity such personnel is departing from (including Blackstone and its affiliates) could be substantially similar to the entity to which such personnel is going (including Blackstone and its affiliates). Generally, we may engage Blackstone-affiliated portfolio entities or allow our portfolio entities to be engaged by Blackstone-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a portfolio entity or us as otherwise would be the case if the counterparty for the transfer were not related to Blackstone. As Transferring Personnel are, in certain instances, expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by us or Other Blackstone Accounts, Blackstone has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by portfolio entities of us or Other Blackstone Accounts instead of by the Adviser, Blackstone or their respective affiliates, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at portfolio entities, Blackstone, the Adviser or their affiliates. These conflicts related to portfolio entity relationships will not necessarily be resolved in our favor.

Furthermore, any such transfer or change in employment by Transferring Personnel will involve employees of different levels of experience, functional expertise and seniority (including, for avoidance of doubt, senior managing directors at Blackstone and members of the management team at the portfolio entity), and in certain instances is expected to be conducted on a programmatic basis involving a designated number of Transferring Personnel across one or a range of identified portfolio entities. Where Transferring Personnel are departing from a portfolio entity, Blackstone, the Adviser or their affiliates, it is not expected in all instances that such entity will hire new personnel, or transfer existing personnel, to fill such Transferring Personnel’s prior role, and in certain cases the roles intended to be occupied by Transferring Personnel will be roles newly created for such Transferring Personnel. Moreover, the respective roles of the Transferring Personnel at the entities involved in such transfer could be substantially similar and involve functional responsibilities and activities (including as between Blackstone, the Adviser or their affiliates on the one hand, and our portfolio entities or an Other Blackstone Accounts on the other hand) that do not materially differ. While in certain cases a dedicated search could be conducted by Blackstone or a portfolio entity for the employment position that the Transferring Personnel will fill, a search is not required or expected to be performed in most instances.
Any such transfer will result in costs being transferred from the entity where such Transferring Personnel originated to the entity where such Transferring Personnel is going. The compensation earned and subsequently paid to such Transferring Personnel will in certain cases include arrangements designed to address Transferring Personnel’s pre-existing compensation interests, including unvested equity or carried interest attributable to such Transferring Personnel’s entity of origin (including but not limited to Blackstone or its respective affiliates) that was forfeited in connection with their departure therefrom, which is expected for certain Transferring Personnel to be material. For example, if a Blackstone employee transfers to or becomes employed by a portfolio entity, such portfolio entity could provide the Transferring Personnel equity of the portfolio entity or other similar incentive or cash compensation to the Transferring Personnel to compensate them for the unvested equity or carried interest they are forfeiting as a result of the transfer. This will result in additional costs to the portfolio entity that otherwise would have been borne by Blackstone or the Adviser. While in some cases benchmarking, verification or other analysis could be conducted in respect of the compensation package being offered to the Transferring Personnel (including any unvested equity or carried interest compensation), there is no requirement that benchmarking, verification or other analysis be conducted, and in some instances the compensation package could be above market rate and/or not verifiable.
We may engage portfolio entities of Other Blackstone Accounts and Other Blackstone Accounts may engage our portfolio entities to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage, consulting, business intelligence and data science services, cash management and monitoring, consolidation, corporate secretarial and executive assistant services, domiciliation, data management (e.g., gathering, processing, aggregating, reconciling, and delivering relevant industry and asset class specific data), directorship services, entity dissolution process oversight, finance/budgeting and forecasting, financing management, fundraising support, human resources and recruiting (e.g., the onboarding and ongoing development of personnel), communications and public affairs, information and data security support (e.g., network operations and cybersecurity services), information technology and software systems support (e.g., implementation of property technology strategy), corporate governance and entity management, risk management and internal compliance/know-your-client (KYC) reviews and refreshes, investment incentive payment documentation and recordkeeping, judicial processes, legal/business/finance optimization and innovation (e.g., legal invoice automation, legal document management and oversight, entity formation process standardization, management / team design, and identification of business efficiencies), legal support (e.g., claims, settlements and litigation oversight management and dispute resolution support, including, in each case, post-disposition of an investment, legal due diligence, including, in each case, post-disposition of an investment. environmental and engineering due diligence, onboarding support of an acquisition post-closing and post-closing support, fundraising and investor reporting support, regulatory legal compliance, data privacy, lease and contract support (including drafting and reviewing NDAs), management agreement review and negotiation, and human resources and employment related support including legal and compliance training for personnel), lender financial reporting, lender relationship management (e.g., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including, any required consultation with or reporting to such lender)), mortgage servicing rights support services, environmental and/or sustainability due diligence support (e.g., review of property condition reports and clean energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, payroll and benefits support, procurement, reporting (e.g., on tax, debt, portfolio or other similar topics), restructuring and work-out of performing, sub-performing and nonperforming loans, tax analysis and compliance (e.g., CIT and VAT compliance), trademark management, transfer pricing and internal risk control, treasury, valuation support services, vendor selection (e.g., training, due diligence and management support)), and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight); (b) management services (including, without limitation, management of operational services (including personnel), operational coordination (e.g., coordination with joint venture partners, operating partners, and property managers), planning with respect to portfolio composition (e.g., hold / sell analysis support), sustainability-related planning (e.g., data collection, review, support and execution), revenue management support and portfolio and property reporting), monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, consolidation, cash management, financing management, administrative support; (c) construction and project management services including, without limitation, management of development projects (e.g., energy and infrastructure management), management of general contractors on capital projects, project design and execution, tenant improvements, tenant space buildouts, turnkey services (such as end-to-end execution for real estate projects) and insurance support, and vendor selection (including training, due diligence and management support); (d) leasing services (including, without limitation, creating and implementing standard forms, leasing strategy, incorporation of green leases, leasing dispute and litigation assistance, management of third-party brokers, negotiation of major leases and negotiation of leases and income (including parking, advertising, and promotional space)); (e) property management services (including, without limitation, property-level management, cleaning, energy consumption, security (including, but not limited to, physical security), revenue management, contract management, expense management, capital expenditure projects, facility management, business plan execution, engineering, capital expenditure design and implementation, reporting, provision of on-site staff, rent collection, service charge accounting and operation, marketing and advertising, tenant and guest relations, maintenance of common space, selecting and engaging architects, contractors and other third parties involved in construction, supervision of on-site third-party contractors (including facilities maintenance, cleaning, and security), and provision of retail managers to oversee tenant merchandising, promotions, and inventory); and (f) transaction support services (including, without limitation, assisting with appropriate transition of investment from acquisition to asset management, disposition and financing support, assisting with customer due diligence and related onboarding, relationship management with brokers, banks and other potential sources of investments and financing, identifying potential investments (including development sites) and conducting diligence and negotiation support during acquisition, site visits, assembling relevant information, identifying potential financing opportunities or transactions including different transaction structures, providing diligence and negotiation support during lender selection, loan document negotiation, loan closing process, coordinating with investors, coordinating with lenders, servicers, title companies, escrow agents, vendors, and third party report providers, deal teams and internal legal departments, coordinating lender due diligence / underwriting, preparing reporting packages (including financial statements) for lender review / in satisfaction of required deliverables, preparing pitchbooks and other marketing materials, preparation of project feasibility analysis, coordinating with potential sources of capital and management, assisting with due diligence, financial support, pricing, market analyses, modelling, sensitivity analyses, tracking guaranty exposure and counterparty exposure across financing platforms, preparing reporting on liquidity and overall capital structure, ordering third party reports, coordinating design and development works, assistance with due diligence, identifying potential investments, managing relationships with brokers and other potential sources of investments (e.g., recommending and implementing design decisions), coordinating and overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, marketing and distribution technical analyses and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents), managing bank account opening / maintenance and relationships with banking partners, transaction consulting, providing in-house legal, sustainability and accounting and tax services, coordinating closing/post-closing procedures for acquisitions, dispositions, financings, and other transactions.
In certain circumstances, the Adviser can be expected to play a substantial role in engaging the personnel of portfolio entities or third parties providing services to us and/or our portfolio entities on an ongoing basis, including in certain circumstances, with respect to the selection, hiring, retention and compensation of certain personnel. Such personnel or relevant portfolio entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a portfolio entity or asset, or other long term incentive plans, and the total compensation package is likely to differ from portfolio entity to portfolio entity, even where such portfolio entities service the same or similar pools of assets held by us, Other Blackstone Accounts and/or Blackstone or otherwise provides services to third parties, which may influence decisions by such personnel with respect to allocation of time and/or opportunities to the assets held by us and, in certain circumstances, encourage such personnel or portfolio entity to focus on assets or pools of assets they view as providing superior compensation and therefore present a potential conflict of interest (including, for example, when a potential tenant could be considered for multiple assets and/or investments). In addition, Blackstone has multiple business lines, which may result in competition with a portfolio entity for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A portfolio entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, the Adviser expects that Revantage (as defined below), as described more fully below, with the Adviser's oversight, will establish a team of personnel to provide support services to us and our portfolio entities (and/or other investment funds or accounts managed or controlled by the Adviser), including with respect to diligence. Further, the Adviser may cause Revantage to establish new business lines and provide additional services than those described herein or to provide such services to more customers or clients than described herein. The establishment of such business lines and addition of services and/or customers and clients could give rises to conflicts of interest.

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
Tricon. We have engaged TAH Operations LLC (“Tricon”), a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our rental housing properties.
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
Perform Properties. We have engaged Perform Properties LLC (“Perform Properties”), a portfolio company owned by a Blackstone-advised fund, to provide the services that ShopCore Properties TRS Management LLC and EQ Management, LLC had previously provided to our retail and office properties. Those services include management services, corporate support services and transaction support services.
BRE Hotels & Resorts. We have engaged BRE Hotels & Resorts LLC (“BRE Hotels & Resorts”), a portfolio company controlled (but not owned) by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our hospitality properties.
Apartment Income REIT, L.P. We have engaged Apartment Income REIT, L.P., a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our rental housing properties.
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
Brio. We have engaged Brio Real Estate, LLC., a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for our investments in real estate debt.
Fees and expenses incurred for services provided by Other Blackstone Accounts may result in conflicts of interest, including as a result of different compensation and expense reimbursement structures and allocation of expenses between us and/or the portfolio companies could result in us paying more than our pro rata portion of fees for services.
Fees. We compensate these service providers and vendors owned by the Other Blackstone Accounts for services rendered to us, including through promote or other incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or property will vary from the incentive based compensation paid with respect to other portfolio entities and properties; as a result the management team or other related parties may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain management that also service other properties and portfolio entities. Such service providers and vendors may charge for certain goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates below applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market.
Expense Reimbursement. Certain portfolio entity service providers and vendors provide services to us and Other Blackstone Accounts and in such cases, we, our portfolio entities and Other Blackstone Accounts will compensate one or more of these service providers and vendors, and we and our portfolio entities will be charged for services provided by such service providers and vendors based on a contractually determined rate or cost. As a general matter, captive portfolio entities of ours or Other Blackstone Accounts are not expected to generate profit for us or Other Blackstone Accounts by whom they are owned. Accordingly, our stockholders should have no expectation that such captive portfolio entities owned in whole or in part by us will generate any positive returns and such captive portfolio entities could instead result in a loss to us. The discussion regarding the determination of market rates herein applies equally in respect of the fees and expenses of the portfolio entity service providers, if charged at rates generally consistent with those available in the market. Costs and expenses for goods and services provided by service providers and vendors owned or controlled by us or Other Blackstone Accounts are passed through on a cost reimbursement, no-profit, revenue, purchase and sale price, capital spend, or break-even basis, (even if third party customers or clients are charged on a different basis), which break-even point may occur over a period of time, including in certain circumstances over an extended period of time following engagement by us or such Other Blackstone Account, such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent period. In certain circumstances, we will bear the start-up, wind-down and liquidation costs and expenses related to portfolio entity service providers owned by us or be allocated all or a portion of such costs and expenses related to portfolio entity service providers used by us and owned by Other Blackstone Accounts. Costs and expenses associated with goods and services provided by service providers and vendors owned by Other Blackstone Accounts (including for the avoidance of doubt, all overhead associated with such service providers and vendors owned by Other Blackstone Accounts) are allocated to us and/or the portfolio companies. Such costs and expenses will not reduce the Adviser’s management fees and are expected to include any of the following: (i) salaries, wages, benefits and travel expenses; (ii) marketing and advertising fees and expenses; (iii) legal, compliance, accounting and other professional fees and disbursements; (iv) office space, furniture and fixtures (including, without limitation, rent, refurbishment costs and office space in Luxembourg), and equipment; (v) insurance premiums; (vi) technology expenditures, including hardware and software costs, and servicing costs and upgrades related thereto; (vii) costs to engage recruitment firms to hire employees; (viii) due diligence expenses; (ix) one-time costs, including costs related to building-out, expanding and winding-down a portfolio property costs that are of a limited duration or non-recurring (such as startup or technology buildup costs, technology and systems implementation costs, employee recruiting and onboarding, ongoing training and severance payments, certain consulting fees and legal costs and IPO-readiness and other infrastructure costs); (x) related tax and accounting costs and/or liabilities determined by Blackstone based on applicable marginal tax rates; and (xi) other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore we could, to the extent permitted by applicable law and our organizational documents , pay more than our pro rata portion of fees for services.
Expense Allocation. Similarly, certain portfolio entities can be expected to incur costs and expenses in connection with broken deals or transactions that are not consummated. In such circumstances, there will be portfolio entities that allocate such broken deal expenses to successful or signed transactions of us or an Other Blackstone Account. As a result, portfolio entities will at times incur significant costs or expenses without recouping such expenses and there can be no assurances that any such broken deal expenses will in fact be recouped, which will impact us, directly or indirectly. The foregoing costs and expenses may thus result in increased expenses for successful or signed transactions of us or an Other Blackstone Account, or lower returns from portfolio entities that are unable to recoup such expenses. In addition,-Blackstone also relies on the management team of a portfolio entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore we could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, on the basis of “cost” as described above, “revenue”, “time-allocation”, “per unit”, “spend,” “number of units,” “per square footage” or “fixed percentage,” gross asset value or purchase or sale price and the particular methodology used to allocate such costs among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in our bearing less or more or the same amount costs and expenses. In addition, a portfolio entity that passes through costs and expenses on a cost reimbursement, no-profit, revenue, purchase and sale price, capital spend or break-even basis may, in certain circumstances, change its allocation methodology (including with respect to one and not all of its customers or clients, including us and our portfolio entities), for example, another methodology for the allocation of costs and expenses (including for the avoidance of doubt all overhead) described herein or otherwise, to charging (A) a flat fee for a particular service or instance, (B) a rate as contractually agreed between the parties, or (C) fees based on current market rates and any such changes may increase or reduce the amounts received by such portfolio entities for the same services and stockholders will not receive notice or disclosure of such changes in allocation methodology. In certain circumstances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge us and our portfolio entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons. Further, we and our portfolio entities will compensate one or more of these service providers and vendors owned by us or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or asset of ours or Other Blackstone Accounts will vary from the incentive-based compensation paid with respect to other portfolio entities and assets of ours and Other Blackstone Accounts and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio entities or third parties relative to others, and the performance of certain assets and portfolio entities or third parties may provide incentives to retain management that also service other assets and portfolio entities. Blackstone is not required to perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no-profit, or break-even basis, or in respect of incentive-based compensation. There can be no assurance that amounts charged by portfolio entity service providers that are not controlled by us or Other Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that we or Other Blackstone Accounts will engage in long-term or recurring contracts with portfolio entity service providers, the Adviser may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. In addition, Blackstone is not required to perform or obtain benchmarking analysis of expenses with respect to non-recurring contracts or services with portfolio entity service providers and will exclude non-recurring costs from benchmarking analysis when such analysis is required, and the determination of whether or not a contract or service is recurring or non-recurring will be made in the applicable portfolio entity management team’s sole and subjective determination and can vary from portfolio entity to portfolio entity. With respect to any benchmarking performed, the related benchmarking expenses will be borne by us, Other Blackstone Accounts and their respective portfolio entities and will not offset the management fee.
In certain circumstances, we and Other Blackstone Accounts will enter into fee arrangements with portfolio entity service providers (including instances where the fee is structured as a cost-plus fee, i.e., the cost of services plus a fixed percentage). Where portfolio entity service providers have entered into such fee arrangements, there may be situations where the portfolio entity service providers’ tax liabilities that are associated with the income received from us and/or Other Blackstone Accounts could be passed along to us such that we would ultimately be responsible for bearing such expenses. Accordingly, the Adviser may have an incentive to structure its fee arrangements with portfolio entity service providers in such a manner where we or an Other Blackstone Account may bear all or a portion of such portfolio entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce management fees.
Additional Information. A service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio entities of us and Other Blackstone Accounts. In such circumstances, the relevant subcontractor could invoice the portfolio entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone can be expected to engage our portfolio entities, including QTS Realty Trust, Tricon Residential Inc. (“Tricon”), American Campus Communities, April Housing and any of our future portfolio entities, to provide services, and these portfolio entities will generally charge for services in the same manner described above, but we generally will not be reimbursed for any costs (such as startup costs) relating to such portfolio entity incurred prior to such engagement.
Relationships with Portfolio Entities. Portfolio entities are or will be counterparties or participants in agreements, transactions or other arrangements with portfolio entities of Other Blackstone Accounts or Blackstone for the arranging, underwriting, syndication or refinancing of an Investment or other services provided by such portfolio entities or Blackstone (including without limitation, loan modification or restructuring services, loan servicing, administrative services, loan/asset management fees, fees for monitoring and oversight of loans, advisory services, property/asset management services, and title insurance services), that, although Blackstone determines to be consistent with the requirements of our organizational documents, would not have otherwise been entered into but for the affiliation with Blackstone, and which involve fees and/or servicing payments to Blackstone-affiliated entities which are not subject to management fee offset provisions. In connection with such relationships, Blackstone will, in certain circumstances, also make referrals and/or introductions to certain borrowers and/or issuers (which can be expected to result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone that are tied or related to participation by such borrowers and/or issuers). We and our investors will not share in any fees or economics accruing to Blackstone as a result of these relationships and/or participation by such borrowers and/or issuers.
In addition, it is possible that certain portfolio entities of the Other Blackstone Accounts or companies in which the Other Blackstone Accounts have an interest will compete with us for one or more investment opportunities.
To the extent we enter into joint ventures with third parties which engage service providers and vendors as discussed herein, we may be allocated more fees, costs and expenses than our pro rata share.
We, Other Blackstone Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a portfolio entity’s standard allocation methodology, which could result in us or the portfolio entities being allocated more fees, costs and expenses than we or they would otherwise be allocated solely pursuant to such standard allocation methodology. Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone funds such as Other Blackstone Accounts. In certain instances, a similar company could be owned or controlled by Blackstone directly. Service providers described in this section are generally owned and controlled by a Blackstone fund, such as the Other Blackstone Accounts.
In addition, in the event of the disposition of an investment or a portfolio entity (whether by way of transfer to us, an Other Blackstone Account, a portfolio entity of the foregoing or Blackstone (as described below) or by way of a sale to a third party), such portfolio entity may continue to provide some or all of the services described herein to us, Other Blackstone Accounts, portfolio entities of the foregoing, joint venture partners or Blackstone, as applicable, even for a substantial period of time following such disposition. For example, a joint venture partner may retain or continue to retain Revantage (including with respect to fees for services described herein) or continue to work with Blackstone in connection with certain arrangements when and after we exited its investment therein. As such, Blackstone or a portfolio entity of ours may begin to earn fees or continue to earn fees from such investment for providing services to such investment, which will not offset or reduce the management fee or be shared with the stockholders in any way, and such fees may be the same or different compared to those charged to us or a portfolio entity of ours for the same or similar services as described above.
Portfolio entity service providers described in this section are generally owned and controlled by one or more Blackstone vehicles, such as us and Other Blackstone Accounts. In certain instances a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts, a business unit or office assets of one service provider to another service provider) from us to an Other Blackstone Account, or from an Other Blackstone Account to us. The transfer of a portfolio entity service provider (or employees, leases, contracts, business units or office assets of such service provider) between us and an Other Blackstone Account (where we may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from the stockholders but only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is composed of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
Blackstone has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if we consummate a higher percentage of transactions with a particular law firm than Blackstone, Other Blackstone Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Blackstone or Other Blackstone Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Blackstone, Other Blackstone Accounts and their affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Blackstone, the Other Blackstone Accounts and their affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
The Adviser is expected to outsource to third parties several of the services performed for us and/or our portfolio entities, including services (such as administrative, legal, accounting, tax, investment diligence (including sourcing), modeling and ongoing monitoring, preparing internal templates, memos, and similar materials or other related services in connection with the Adviser’s analysis of investment opportunities, or other related services) that can be and/or historically have been performed in-house by the Adviser and its personnel. For example, third parties may assist the Adviser in preparing internal templates, memos, and similar materials in connection with the Adviser’s analysis of investment opportunities. The fees, costs and expenses of such third-party service providers will be borne us, even if the Adviser would have borne such amounts if such services had been performed in-house (which, for the avoidance of doubt, would be in addition to any fees borne by us for similar services performed by the Adviser in-house in lieu of or alongside (and/or to supplement or monitor) such third parties). Outsourced services include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may also be provided by the Adviser in-house at our expense. From time to time, the Adviser may provide such services alongside (or supplement or use to monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the expenses of the Adviser’s services are borne by us, the overall amount of expenses borne by the stockholders will likely be greater than would be the case if only the Adviser or such third-party provided such services.

The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Adviser in its discretion, taking into account such factors as it deems relevant under the circumstances. In certain instances, outsourcing (including with respect to sourcing investments) can allow us to pursue transactions and activities that would otherwise not be feasible (because, for example, such transactions are too small in size). Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part-time or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related e-mail addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us (with no reduction or offset to management fees) and retaining third parties will reduce the Adviser’s internal overhead, compensation, benefits and costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are borne by us. Subject to the limitations set forth in our Advisory Agreement, costs, charges, specifically attributed or allocated by the Adviser and its affiliates to us may exceed what would be paid to an unaffiliated third party for substantially similar services.
In general, the involvement of third-party service providers presents a number of risks due to, among other factors, the Adviser’s reduced control over the functions that are outsourced. In some cases, and subject to applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us and/or our portfolio entities to other third parties (including to their affiliates). Any such delegation could further reduce the Adviser’s control over the outsourced functions, and the Adviser would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to the Adviser, us and/or our portfolio entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Adviser, us and/or our portfolio entities as compared to the service provider’s other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of us and/or our portfolio entities and often have no fiduciary obligation to act in the best interest of the Adviser, us and/or our portfolio entities. The Adviser has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the Adviser will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegate will not perform the outsourced function with the same degree of skill, competence and efficiency as the Adviser would in the absence of an outsourcing arrangement). We could suffer adverse consequences from actions, errors or failures to act by such third parties or their delegates, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and the use of internal service providers will not occur uniformly for all Blackstone managed vehicles and accounts and the expenses borne by such vehicles and accounts will vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
The Adviser could similarly determine, subject to applicable law, to outsource certain services to Other Blackstone Accounts, portfolio entities of ours and/or Other Blackstone Accounts, stockholders, limited partners of Other Blackstone Accounts and affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts.
In addition to the service providers (including portfolio entity service providers) and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours, portfolio entities as well as service providers and vendors. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce the Adviser’s management fees. Furthermore, Blackstone, the Other Blackstone Accounts and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates as described in the following sentence, and there is therefore an inherent conflict of interest. As a result of services provided to us and our portfolio entities, affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to us and our portfolio entities.

Blackstone-affiliated service providers and vendors, include, without limitation:
LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services, and (iv) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and their affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrowers. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. Blackstone generally will periodically benchmark relevant costs (including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction or is impractical or unduly burdensome to obtain or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents on an arm’s-length basis. Such benchmarking, where conducted, will assess where LNLS rates are within a range that Blackstone has determined is reflective of a title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range. There will be no related management fee offset for us. As a result, while Blackstone believes that LNLS will provide services equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
We and/or portfolio entities are expected to engage, subject to our governing documents, in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Services”). We may make use of BX Energy Services in order to support our investment objectives. In particular, BX Energy Services is expected to provide (i) energy advisory services, including energy procurement strategy and contract support; (ii) energy brokering, procurement and power marketing, including purchases of energy on behalf of portfolio entities through a retail energy marketer or as a broker; (iii) renewable or other low-carbon energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (iv) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (v) data and emissions inventories, including managing energy data and calculating emissions from energy purchases. As a centralized Blackstone platform combining purchasing power of its potential client participants (which could also include unaffiliated third parties), BX Energy Services is expected to be able to negotiate and provide pricing terms and quality of service that are more favorable than those that we and the portfolio entities could obtain for themselves on an individual basis, or from third parties.
Blackstone and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Services’ businesses. Furthermore, Blackstone, the Other Blackstone Accounts and their portfolio entities and their affiliates and related parties will use the services of BX Energy Services, including at different rates as further described below. Although Blackstone believes the services provided by BX Energy Services are equal or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Services, and there is therefore an inherent conflict of interest.
We could acquire from or sell to Blackstone a service provider as an investment or participate alongside Blackstone in the acquisition of a service provider. Blackstone is expected to establish a valuation methodology in relation to any such sale or acquisition by us of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Blackstone will obtain any consents that may be required under the Advisers Act or other applicable laws or regulations and our governing documents.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments, which fees and compensation are expected to be substantial in some cases and in the form of shares of our common stock. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. We may engage Blackstone-affiliated service providers only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is composed of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
The Adviser and its affiliates, except in those instances where a market comparable cannot be determined, will make determinations of certain market rates (i.e., rates that fall within a range that the Adviser and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser and its affiliates to be appropriate under the circumstances. In respect of benchmarking, Blackstone undertakes no minimum amount of benchmarking and to the extent Blackstone does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not Blackstone has a relationship with, or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. While Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Blackstone Accounts and will not offset the management fee we pay to the Adviser. Finally, in certain circumstances, the Adviser can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated states) or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a portfolio entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and their respective portfolio entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by our sponsor from time to time and vice versa. Fees paid by us to, or value created by, other portfolio entity services providers or vendors do not offset or reduce the management fee we pay to the Adviser and are not otherwise shared with us.
For more information regarding our relationships with Blackstone entities providing services to us or our subsidiaries, see “Selected Information Regarding our Operations—Related Party Transactions” in the Prospectus, and “Related Party Transactions” in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K, each as incorporated herein by reference. Blackstone and Other Blackstone Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts (or their respective portfolio entities and personnel and related parties) can be expected to make referrals or introductions to us or other portfolio entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, tax credits, additional equity ownership, participation in revenue share, accruing to the party making the introduction. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and portfolio entities of ours and Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a portfolio entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know your client” requirements), risk management services, data management services, consulting services (including AI Technologies), brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such portfolio entities) that are referred to the joint venture or business by Blackstone. Such referrals can be expected to be made by Blackstone in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by us or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, tax credits, additional equity ownership, or participation in revenue share and/or milestones benefitting the referring or introducing party that are tied or related to participation by the portfolio entities of ours and/or of Other Blackstone Accounts, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Adviser’s investment professionals). Such joint venture or business could use data obtained from such portfolio entities. We typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their respective portfolio entities as a result of such introduction. There may, however, be instances in which the applicable arrangements provide that we or our portfolio entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, tax credits, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where we or one of our portfolio entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, tax credits, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective portfolio entities.

Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL Holdings, which was formerly known as Fidelity & Guaranty Life Insurance Company and was acquired by Fidelity National Financial Inc., and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) the insurance companies comprising Corebridge Financial, Inc.’s life and retirement business (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. As of the date hereof, Blackstone owns an indirect minority equity interest in the parent company of Everlake and Other Blackstone Accounts own the remaining equity interests in the parent company of Everlake, and Blackstone owns a minority equity interest in the parent company of Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for us). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Blackstone Account owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Blackstone Accounts. In the future, Blackstone will likely enter into similar arrangements with other portfolio entities of ours, Other Blackstone Accounts or other insurance companies. Such arrangements may reduce the allocations of investments to us, and Blackstone may be incentivized to allocate investments away from us to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to our terms.
With respect to transactions or agreements with portfolio entities (including, for the avoidance of doubt, long-term incentive plans) occurring at times when unrelated officers of a portfolio entity are not appointed, Blackstone can be expected to negotiate and execute agreements on behalf of the portfolio entity with Blackstone, us, Other Blackstone Accounts and their portfolio entities and affiliates and other related parties. These negotiations would not be arm’s length and would entail conflicts of interest. Among the measures Blackstone can be expected to use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within Blackstone to advise on each side of the negotiation and releases each of them from any liability arising from the existence of any such conflict of interest.
These conflicts related to portfolio entity transactions will not necessarily be resolved in our favor, and stockholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Certain assets related to our investments, owned by us, our portfolio companies and/or an Other Blackstone Account will, in certain circumstances, lease or permit temporary use of property by way of a lease or license, to or from Blackstone, Other Blackstone Account.
Certain assets related to our investments, owned by us, our portfolio companies and/or an Other Blackstone Account will, in certain circumstances, lease or permit temporary use of property by way of a lease or license, to or from Blackstone, Other Blackstone Accounts and their portfolio entities and affiliates and other related parties and service providers, including their suppliers, vendors, contractors and other advisors (including, but not limited to, law firms, accounting firms and other professional service providers). There can be no guarantee that any such leases or licenses will be made at or near market rates, subject to our governing documents. Further, Blackstone is generally expected to, but may not always, confirm market rates by reference to other leases or licenses it is aware of in the market (including those in the same building), which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. For example, we may have consent rights over or be asked to approve leases or licenses, sales or evictions related to Other Blackstone Accounts, their portfolio entities and affiliates and other related parties and service providers, including their suppliers, vendors, contractors and other advisors (including, but not limited to, law firms, accounting firms and other professional service providers). There can be no assurance that we and our portfolio entities will lease to or from any such other related parties and service providers on terms as favorable to us and our portfolio entities as would apply if the counterparties were unrelated or lacked a pre-existing relationship with the Adviser and/or us.
We may enter into cross-collateralization or cross-guarantee or similar arrangements with Other Blackstone Accounts.
We and our portfolio entities may, subject to our governing documents, enter into cross-collateralization or cross-guarantee or similar arrangements with Other Blackstone Accounts and their portfolio entities, particularly in circumstances in which more attractive financing terms are available through a cross-collateralized or cross-guarantee arrangement, particularly in circumstances where the assets of each portfolio entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at portfolio entities rather than us for obligations that are not recourse to us except in limited circumstances such as “bad boy” events. We also expect to form certain alternative investment vehicles, special purpose vehicles and holding vehicles, which may involve cross-guarantees or other cross-collateralization arrangements. While cross-collateralization of investments may enable us to obtain more favorable terms in respect of certain indebtedness across certain investments (for example, such as where investments of different but overlapping classes are located in the same region or are a part of a larger portfolio) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in us losing its interests in otherwise performing investments or other assets due to poorly performing or non-performing investments or other assets of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and, for the avoidance of doubt, our obligations under such cross-collateralization arrangements are expected to apply to investments in which we have not participated). We can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with our borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of us and Other Blackstone Accounts. Through cross-collateralization, cross-guarantees or similar arrangements, we may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of us.
Agreements we enter with respect to service and products purchased on a group basis may result in conflicts of interest due to the allocation of the costs and benefits of these agreements.
We will enter into agreements, transactions or arrangements regarding group procurement (such as CoreTrust Purchasing Group LLC, a group purchasing organization currently owned by an Other Blackstone Account), benefits management and purchase of title and other insurance policies (which can be expected to include brokerage and placement thereof), and such agreements, transactions, or arrangements will from time to time be discounted due to scale or pooled across portfolio entities. This could include sharing of deductibles and other forms of shared risk retention from a third party or a Blackstone affiliate, and other operational, administrative or management related initiatives. For example, it is anticipated that Blackstone will encourage portfolio entities of ours or of Other Blackstone Accounts to participate in, or engage a specific vendor (which could itself be a portfolio entity or an affiliate thereof) as part of, a program or arrangement (such as a group procurement organization) designed to help such portfolio entities obtain volume-based (or similar) discounts or benefits in connection with goods and/or services they purchase from, through or with the assistance of such vendor, program or arrangement (including, without limitation, benefits received in connection with insurance policies provided, procured, introduced, brokered or sourced by, through or with the assistance of such vendor, program or arrangement). Some of these programs or arrangements result in commissions, discounts, rebates, revenue shares, or similar payments or benefits received (including from the vendor) by Blackstone, its personnel or Other Blackstone Accounts and their portfolio entities, including as a result of transactions entered into by us, and those payments or benefits could be calculated based on the amount of payments made by portfolio entities for the goods and services they purchase through or with the assistance of such program or arrangement (or calculated using a different methodology). Any such payments or benefits received by Blackstone, its personnel, us, Other Blackstone Accounts or their respective portfolio entities will not offset the management fee payable to the Adviser. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio entity of an Other Blackstone Account is providing such a service, the benefits received by the particular portfolio entity providing the service will, in certain circumstances, be greater than those received by us in receiving the service. Moreover, Blackstone will allocate the cost of these programs or arrangements, including of the various services and products purchased on a group basis, among us, Other Blackstone Accounts, and their portfolio entities. In addition, certain services and products (including, but not limited to the provision of electronic subscription documents) are expected to be provided to us and Other Blackstone Accounts across Blackstone business units and the allocation of related costs and expenses between us and Other Blackstone Accounts could be determined, among other factors, by the timing and extent to which us and Other Blackstone Accounts are to engage or receive such services or products. For example, we may be required to pay an additional or higher fee as compared with Other Blackstone Accounts if onboarded with a service provider at a different time than Other Blackstone Accounts, including due to volume-based (or similar) discounts resulting from its participation and the participation of Other Blackstone Accounts. Conflicts exist in the allocation of the costs and benefits of these arrangements.
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

In respect of such insurance arrangements, Blackstone can be expected to make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
We and Other Blackstone Accounts (and their portfolio entities) will also, in certain circumstance (including with respect to property insurance and terrorism insurance), self-insure through a captive insurance company (the “Captive”) owned entirely by its participants (including us and such Other Blackstone Accounts). This arrangement is expected to provide us with greater control over our insurance program and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. An affiliate of our sponsor provides oversight of the Captive’s management, sits on the boards of the Captive’s cells, provides a guarantee for a letter of credit to help capitalize the Captive and receives a fixed fee based on a percentage of the gross premiums (subject to the benchmarking process described above). A third-party insurance services firm provides brokerage, risk management, claims oversight, credit support, administration and insurer management services to the Captive. The fees and expenses of the Captive, including insurance premiums and fees paid to its manager, are borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties in each respective asset class, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of the Captive, including us, is required to make additional capital contributions in certain circumstances. We may, however, be negatively affected to the extent there are disproportionate losses incurred on properties held by Other Blackstone Accounts participating in the Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement will not result in under- or over-allocation of costs to us relative to Other Blackstone Accounts or that different allocations or arrangements than those provided above would not result in us and our portfolio companies bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
Further, we, Other Blackstone Accounts or our respective portfolio companies may enter into arrangements with insurance carriers whereby properties are subject to deductibles that are less than the deductibles shown on the insurance policy declarations provided to third parties, such as lenders. In such situations, we and Other Blackstone Accounts may enter into deductible indemnity endorsements whereby we, Other Blackstone Accounts and our respective portfolio entities agree to pay the insurance carrier the difference between the higher deductible policy and lower contractual deductible in the event of a loss under the insurance policy. The Captive currently engages, and is expected to continue to engage, one or more portfolio companies of us and Other Blackstone Accounts (including Revantage) to provide corporate support services in respect of its activities (including assisting with Captive structuring, related insurance placement and oversight and administration of claims). In connection therewith, Revantage is expected to earn commissions for such services related to the Captive property program placement, terrorism insurance, casualty program and other lines of coverage and may earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of the Captive (which may include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development, technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which may include reserving for (or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation. Any such services and fees are in addition to the services provided and fees received by Blackstone.
The potential receipt of compensation by Blackstone related to data management services provided to portfolio properties, us and Other Blackstone Accounts may cause us to invest in portfolio entities that we may not otherwise have invested in or on terms and conditions less favorable to us than we would have otherwise sought to obtain.
Revantage provides data management services to portfolio properties and may also provide such services directly to us and Other Blackstone Accounts (collectively, “Data Holders”) and Blackstone or an affiliate of Blackstone formed in the future may also provide data management services. Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the requirements under our charter (including any necessary approval of by our board of directors, including a majority of our independent directors not interested in the transaction) and any other applicable contractual limitations, with us, Other Blackstone Accounts, portfolio properties and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and portfolio entities thereof). If Blackstone enters into data services arrangements with portfolio entities and receives compensation from such portfolio entities for such data services, we will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio entities. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with portfolio entities and such portfolio entities pay Blackstone compensation for such data services, we will indirectly bear its share of the cost of such compensation based on its ownership of such portfolio entities, which would be in addition to any annual flat fee paid as part of the expenses for data science-related services. To the extent Blackstone receives compensation for such data services, such compensation would include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Such compensation will not offset or reduce the management fee or any other fees or expenses borne by us or otherwise shared with the us. Additionally, Blackstone is also expected to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their portfolio entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for the Adviser to cause us to invest in portfolio entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
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
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships also have the potential to influence Blackstone, in deciding whether to select, recommend or create certain service providers to perform services for us or a portfolio entity (the cost of which will generally be borne directly or indirectly by us or such portfolio entity, as applicable) and to incentivize Blackstone to engage such service provider over another third-party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and Blackstone undertakes no obligations to select service providers who may have lower rates. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser.
We may be subject to potential conflicts of interest as a consequence of secondments and internships.
Certain personnel of Blackstone and its affiliates, and the Consultants, will, in certain circumstances, be seconded to serve internships at, receive trainings from or otherwise provide consulting services to one or more portfolio entities, vendors, personnel, service providers or limited partners of Other Blackstone Accounts to provide finance, accounting, operational support, property management, legal, technology, data management and other similar services, including the sourcing of investments for us or other parties. The salaries, benefits, overhead and other expenses for such personnel or otherwise related to such arrangements are expected to be borne by (i) Blackstone, (ii) the organization for which the personnel are working (including fees for acquisition and/or transaction services to brokers, Consultants (including sustainability consultants) or other finders) or such portfolio entities, vendors and service providers or limited partners of Other Blackstone Accounts or (iii) in certain circumstances, both (in each case depending upon the facts and circumstances associated with such arrangements). In addition, personnel of portfolio entities, vendors, service providers (including law firms and accounting firms) and limited partners of Other Blackstone Accounts will, in certain circumstances, be seconded to, serve internships at, receive training from or otherwise provide consulting services to, Blackstone, us, Other Blackstone Accounts and the portfolio entities of ours and Other Blackstone Accounts. While often we, Other Blackstone Accounts and their portfolio entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to us, Other Blackstone Accounts, their portfolio entities or Blackstone in the ordinary course.
We or our portfolio entities can be expected to pay compensation or cover fees or expenses associated with such secondees and interns. If Blackstone or its affiliates pay compensation or cover expenses associated with such secondees and interns, Blackstone or such affiliates can, in certain circumstances, be expected to seek reimbursement from us for such amounts. If a portfolio entity of ours pays fees or expenses associated with such secondees or interns (including by means of reimbursing Blackstone or the Adviser for such fees or expenses), those fees and/or expenses will be borne indirectly by us. Additionally, the Adviser, Blackstone, Other Blackstone Accounts or their respective portfolio entities could receive benefits from arrangements, including arrangements at no or reduced cost, that they have with secondees or interns employed by service providers or vendors (or affiliates thereof) that provide services to, or whose employees serve as secondees or interns to, Other Blackstone Accounts (or its portfolio entities) that bears the compensation, fees or expenses associated with such services, secondees or interns. Furthermore, such arrangements, including at no or reduced cost, could include secondees or interns who perform services for the benefit of Blackstone Other Blackstone Accounts or their respective portfolio entities that do not benefit us, an Other Blackstone Account or its portfolio entities. Such arrangements could give Blackstone or the Adviser an incentive to favor the company that employs the secondees or interns (including in connection with determining whether an Other Blackstone Account should engage, or continue to engage, such company for services). To the extent such fees, compensation or other expenses are borne by us, including indirectly through its portfolio entities or reimbursement to Blackstone for such costs, our fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above can be expected to provide services in respect of multiple matters, including in respect of matters related to Blackstone, us, Other Blackstone Accounts, portfolio entities, each of their respective affiliates and related parties, and any costs of such personnel can be expected to be allocated accordingly. Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, us, Other Blackstone Accounts, portfolio entities and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance (including, without limitation, taking into account historical or anticipated utilization of such services by us and such Other Blackstone Accounts).
In addition, there may be instances where current and former employees of Other Blackstone Accounts’ portfolio entities are seconded to, or temporarily hired by, our portfolio entities or, at times, our investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ portfolio entities by our portfolio entities (or its investments) may result in a potential conflict of interest between our portfolio entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or its relevant portfolio entities, as applicable, and the fees paid by us or such portfolio entities to, other portfolio entity service providers or vendors do not offset or reduce the management fee.
The Adviser, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of us, the value of which will not offset or reduce management fees or otherwise be shared with us, our portfolio companies or the stockholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points”, “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Adviser, its affiliates or their personnel or related parties receiving them, even though the cost of the underlying service is borne by us and/or by our portfolio entities. Similarly, the Adviser, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio entities and customers or suppliers of such portfolio entities. In addition, the cost of airline travel incurred as our expenses for personnel of the Adviser travelling for appropriate purposes related to us (including, without limitation, travel related to a portfolio entity, a prospective portfolio entity or other matter related to us) will in certain cases also benefit such personnel of the Adviser to the extent the trip also serves a personal purpose.
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
The officers, directors, members, managers and employees of the Dealer Manager and the Adviser can be expected to trade in securities, including the securities of our portfolio companies and portfolio companies of Other Blackstone Accounts, and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

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
We may make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit organizations that the Adviser believes could be beneficial to us.
To the fullest extent permitted by law, the Adviser may, from time to time, require, cause or invite us and/or a portfolio entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit organizations that the Adviser believes could, directly or indirectly, enhance the value of our investments, assist in completing an acquisition of a portfolio entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, us or our portfolio entities. Such contributions could be designed to benefit employees of a portfolio entity, the community in which a portfolio entity operates or a charitable cause essential to, or consistent with, the business purpose of a portfolio entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, portfolio entity management teams, advisors, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, us, Other Blackstone Accounts or the portfolio entities. These relationships could influence the Adviser’s decision whether to require, cause or invite us or portfolio entities to make charitable contributions. Further, from time to time, such charitable contributions by us or the portfolio entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Adviser may, from time to time, select a service provider or other counterparty to us or its investments based, in part, on the charitable initiatives of such person where the Adviser believes such charitable initiatives could, directly or indirectly, enhance the value of our investments or otherwise be beneficial to the portfolio entities.
We, Other Blackstone Accounts and their portfolio entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.
We, Other Blackstone Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of us, Other Blackstone Accounts and/or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Blackstone Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other Blackstone Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Blackstone Accounts, their portfolio entities or Blackstone (it being understood that to the extent the Adviser determines that such activities are in the best interests of an investment, us and/or Other Blackstone Accounts, then such vehicle, as applicable, is expected to bear its pro rata share of such costs). There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other Blackstone Accounts or a portfolio entity or otherwise benefit such entities.
Any such charitable contributions or political contributions made by us or the portfolio entities, if material, could affect our performance in respect of the relevant investment and will not offset management fees payable by us. There can be no assurance that any such activities will actually be beneficial to or enhance the value of us or the portfolio entities, or that the Adviser will be able to resolve any associated conflict of interest in favor of us.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We seek to act in our best interests as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
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

However, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
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
Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The current U.S. presidential administration recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code (including with respect to the LIHTC program). How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, ruling and legislation, and the impact of the OBBBA and any other potential tax changes on us is uncertain.
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
Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to our Operating Partnership.
In connection with a contribution of property to our Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.

Tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, our Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require our Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
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

Stockholders that are “benefit plan investors” (within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”)) (a “Benefit Plan Investor”) should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in the shares. As discussed under “Certain ERISA Considerations,” of the Prospectus, if our assets are deemed to constitute “plan assets” of one or more stockholders that are Benefit Plan Investors this would result, among other things, in (i) the possibility that certain transactions that we have entered into in the ordinary course of our business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, may have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Benefit Plan Investors would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
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
A license, approval or permit may be required to acquire certain investments (including making an additional investment in an existing investment) and their direct or indirect holding companies or registration may be required before an acquisition can be completed. Examples of permits, approvals and licenses necessary or advisable to make an investment (including additional investment(s) in an existing investment) include antitrust approvals, environmental licenses, foreign investment approvals and registrations, and other similar matters. We may require some or all of these licenses, approvals and permits to acquire an asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell assets and the ability to proceed with an identified investment.
We face certain documentation and legal risks when making investments.
We, our portfolio entities and the investments are governed by a complex series of legal documents and contracts. The intent of the legal documents and contracts might not be clear, and even clear drafting can be misconstrued by counterparties and judges. A dispute over interpretation of any of these documents or contracts could arise, which may result in unenforceability of the contract or other outcome that is adverse to us.
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
In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects, such as environmental, property, tax, insurance, and litigation. We also may be required to indemnify the purchasers of an investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities, and such indemnification obligations could be uncapped. Buyers of our assets may sue us under various theories, including breach of contract and tort, for losses they suffer. In addition to claims of purchasers, dispositions of investments will generally not result in a complete release of liability for certain matters, such as pre-existing environmental matters or personal injury claims relating to our period of ownership and we and/or our affiliates may retain liabilities (including in respect of litigation) following the disposition of investments, and there is no assurance that any matter giving rise to such liabilities will be resolved in favor of us. We may book contingent liabilities on its financial statements, or create cash reserves, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded damages.
We will face risks associated with hedging transactions.
We may utilize a wide variety of derivative financial instruments for risk management purposes, including but not limited to interest rate and foreign exchange derivatives. The successful utilization of hedging and risk management strategies requires different skills than used in selecting and monitoring investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses) will be borne by us and/or the relevant subsidiary or subsidiaries including costs incurred in connection with transactions that are not consummated. There can be no assurance that any derivatives and other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks or where the Adviser does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if it had not engaged in any such transaction. The Adviser may not be able to effectively hedge against or adequately anticipate, or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks. Counterparties to derivative contracts may seek assurances that the special purpose or other vehicle executing the derivative contract have recourse to us, which recourse liability can create significant additional risk to us and our investments. Derivative contracts entered into by us and/or its subsidiaries also may have cross-default and/or cross-acceleration provisions such that a default under our credit facilities would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. We and/or our subsidiaries will utilize derivatives and other hedging transactions only as determined by the Adviser in its sole discretion. See “—We invest in derivatives, which involve numerous risks” above.
We face risks associated with foreign currencies and exchange rates.
Our assets generally will be denominated in the currency of the jurisdiction where the assets are located. Consequently, the return realized on any investment by investors whose functional currency is not the currency of the jurisdiction in which the investments are located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations, in addition to the performance of such investment itself. Moreover, we may incur costs when converting one currency into another. The value of an investment may fall substantially as a result of fluctuations in the currency of the country in which the investment is made as against the value of the U.S. dollar. The Adviser may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged or that any executed hedging will improve the performance of any investment. In addition, we can in certain cases be expected to borrow for the purposes of acquiring or funding the operation of one or more assets in the currency of a jurisdiction other than the jurisdiction(s) in which such assets are located. Consequently, movements in currency exchange rates, costs of conversion and exchange control regulations may adversely affect the returns realized on such investments and our ability to repay such borrowings.

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
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.

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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to BREIT’s senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
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

Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as BREIT, on technology-related matters.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock

The Current Offering consists of four classes of shares of our common stock, Class I shares, Class S-2 shares, Class D-2 shares, and Class T-2 shares, in our primary offering and seven classes of common stock, Class I shares, Class S-2 shares, Class D-2 shares, Class T-2 shares, Class S shares, Class D shares, and Class T shares pursuant to our dividend reinvestment plan. For the avoidance of doubt, Class S shares, Class D shares, and Class T shares are only available to existing holders of such classes pursuant to our distribution reinvestment plan. Our Class C, Class L, Class L-2, and Class F shares are offered only in a private offering and are not offered in the Current Offering. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. There are no selling commissions and dealer manager fees or stockholder servicing fee with respect to Class I shares, Class C shares, Class L shares, Class L-2 shares, and Class F shares. Further, shares of our Class L, Class L-2, and Class F have different management and performance fees, compared to our other classes of common stock. Each class of common stock has the same voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of February 27, 2026 there were 3,007 holders of record of our Class S-2 shares, 115 holders of record of our Class D-2 shares, 22 holders of record of our Class T-2 shares, 91,227 holders of record of our Class I shares, 94,666 holders of record of our Class S shares, 3,902 holders of record of our Class D shares, 3,844 holders of record of our Class T shares, 2 holders of record of our Class C shares, and 1 holder of record of our Class L shares. There were no holders of record of our Class L-2 or Class F shares. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2025:

	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares(1)	Class T-2 Shares(1)
Selling commissions and dealer manager fees (% of transaction price)(2)	up to 3.5%	up to 3.5%	up to 1.5%	up to 1.5%	up to 3.5%	up to 3.5%
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	0.25%	0.85%	0.85%
(1)For Class T-2 shares sold in the Current Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class T and Class T-2 shares the stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class T-2 shares, as applicable; however, with respect to Class T and Class T-2 shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares.
(2)After commencement of the Current Offering, Class S, Class D, and Class T shares are only available to existing shareholders of such classes through our dividend reinvestment plan. Therefore, there will be no future selling commissions or dealer manager fees for Class S, Class D, and Class T shares.
Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Current Offering. Through December 31, 2025, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees as all such amount were paid to participating broker-dealers.
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

The following table presents our monthly NAV per share for each applicable share class from January 31, 2023 through December 31, 2025:(1)

	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	Class C Shares
January 31, 2023	$14.7420	$14.7323	$—	$14.4218	$—	$14.5107	$—	$14.7923
February 28, 2023	14.7927	14.7831	—	14.4704	—	14.5612	—	14.9001
March 31, 2023	14.5864	14.5775	—	14.2679	—	14.3580	—	14.7328
April 30, 2023	14.5576	14.5489	—	14.2381	—	14.3291	—	14.7600
May 31, 2023	14.6001	14.5913	—	14.2786	—	14.3700	—	14.8593
June 30, 2023	14.6852	14.6762	—	14.3606	—	14.4528	—	15.0023
July 31, 2023	14.8126	14.8033	—	14.4839	—	14.5772	—	15.1895
August 31, 2023	14.8938	14.8843	—	14.5622	—	14.6561	—	15.3302
September 30, 2023	14.8127	14.8031	—	14.4814	—	14.5752	—	15.3038
October 31, 2023	14.6104	14.6021	—	14.2836	—	14.3764	—	15.1533
November 30, 2023	14.3280	14.3199	—	14.0062	—	14.0976	—	14.9172
December 31, 2023	14.0977	14.0897	—	13.7796	—	13.8702	—	14.7348
January 31, 2024	14.1214	14.1135	—	13.8016	—	13.8927	—	14.8169
February 29, 2024	14.1547	14.1465	—	13.8327	—	13.9243	—	14.9085
March 31, 2024	14.1870	14.1788	—	13.8632	—	13.9554	—	15.0014
April 30, 2024	14.1871	14.1786	—	13.8619	—	13.9544	—	15.0594
May 31, 2024	14.1460	14.1373	—	13.8204	—	13.9130	—	15.0663
June 30, 2024	14.0986	14.0899	—	13.7730	—	13.8651	—	15.0742
July 31, 2024	14.0163	14.0076	—	13.6914	—	13.7832	—	15.0458
August 31, 2024	13.9764	13.9677	—	13.6512	—	13.7431	—	15.0657
September 30, 2024	13.9395	13.9310	—	13.6141	—	13.7059	—	15.0850
October 31, 2024	13.9736	13.9646	—	13.6457	—	13.7385	—	15.1811
November 30, 2024	13.9196	13.9104	—	13.5916	—	13.6843	—	15.1793
December 31, 2024	13.7133	13.7045	—	13.3892	—	13.4809	—	15.0145
January 31, 2025	13.7642	13.7556	—	13.4380	—	13.5302	—	15.1300
February 28, 2025	13.7897	13.7810	—	13.4617	—	13.5544	—	15.2181
March 31, 2025	13.8052	13.7964	—	13.4755	—	13.5687	—	15.2961
April 30, 2025	13.7770	13.7682	—	13.4468	—	13.5401	—	15.3255
May 31, 2025	13.7967	13.7876	—	13.4649	—	13.5583	—	15.4084
June 30, 2025	13.8022	13.7931	—	13.4691	—	13.5629	—	15.4749
July 31, 2025	13.8168	13.8075	—	13.4820	—	13.5762	—	15.5529
August 31, 2025	13.8281	13.8187	—	13.4918	—	13.5863	—	15.6276
September 30, 2025	13.8639	13.8544	13.8432	13.5254	13.5155	13.6206	13.6103	15.7300
October 31, 2025	13.9218	13.9123	13.8866	13.5806	13.5564	13.6763	13.6582	15.8584
November 30, 2025	14.0148	14.0055	13.9621	13.6703	13.6319	13.7669	13.7452	16.0272
December 31, 2025	14.1339	14.1247	14.0621	13.7853	13.6905	13.8833	13.8542	16.2269
(1)As of December 31, 2025, no Class L shares, Class L-2 shares, or Class F shares were issued and outstanding.

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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engages third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to the “Fair Value Measurements” section of Note 2 to our consolidated financial statements for additional details on the Company’s investments in real estate debt.

•The values of our mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities (collectively, “Debt”) are estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations.
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
NAV and NAV Per Share Calculation
Each share class has an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees. In accordance with the valuation guidelines, our NAV per share for each share class as of the last calendar day of each month is calculated using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our investments in real estate debt, (3) our investments in unconsolidated entities, (4) our mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities, and (5) our other assets and liabilities.
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
•Net distributions are typically declared on the last day of each month and are a reduction to the NAV of each respective share class. As a result of the allocation of stockholder servicing fees, the net distributions per share will differ by share class. The monthly stockholder servicing fee is calculated as a percentage of each applicable class of shares’ NAV (Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2). Class I, Class C, Class L, Class L-2, and Class F shares are not subject to the stockholder servicing fee.
•NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Current Offering (as defined below) for further details on how our NAV is determined.

Our total NAV presented in the following tables includes the NAV of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate(1)	$96,088,414
Investments in real estate debt	4,859,977
Investments in unconsolidated entities(2)	17,403,621
Cash and cash equivalents	1,605,053
Restricted cash	714,267
Other assets	3,116,659
Mortgage loans, term loans, and revolving credit facilities, net	(57,959,907)
Secured financings of investments in real estate debt	(2,956,530)
Subscriptions received in advance	(142,397)
Other liabilities	(2,623,063)
Accrued performance participation allocation	—
Management fee payable	(56,818)
Accrued stockholder servicing fees(3)	(13,136)
Non-controlling interests in consolidated subsidiaries	(5,757,722)
Net Asset Value	$54,278,418
Number of outstanding shares/units(4)	3,838,794

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $85.1 billion allocable to us and $10.9 billion allocable to third party joint venture interests in such investments as of December 31, 2025.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of December 31, 2025, our allocable share of the gross real estate asset value held by such entities was $36.7 billion.
(3)Stockholder servicing fees only apply to Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 as an offering cost, in each case, at the time we sell the applicable shares. As of December 31, 2025, the Company has accrued under GAAP $0.7 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of December 31, 2025, no Class L, Class L-2, or Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

Share Class	Net asset value	Number of outstanding shares/units(1)	NAV Per Share/Unit as of December 31, 2025
Class I Shares	$30,088,485	2,128,811	$14.1339
Class S Shares	17,043,253	1,206,629	14.1247
Class S-2 Shares	206,424	14,679	14.0621
Class D Shares	1,366,011	99,092	13.7853
Class D-2 Shares	18,621	1,360	13.6905
Class T Shares	466,322	33,589	13.8833
Class T-2 Shares	1,450	105	13.8542
Class C Shares	596,650	36,769	16.2269
Third Party Operating Partnership(2)	4,491,202	317,760	14.1339
Total	$54,278,418	3,838,794
(1)As of December 31, 2025, no Class L, Class L-2, or Class F shares were outstanding.
(2)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.4%
Industrial	7.5%	5.5%
Net Lease	6.6%	5.6%
Hospitality	10.8%	9.0%
Data Centers	8.3%	6.1%
Self Storage	8.5%	6.5%
Office	7.8%	5.6%
Retail	7.9%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.8)%	(1.7)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.7%	+1.5%	+1.2%	+2.2%	+3.1%	+2.5%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.4)%	(1.0)%	(2.1)%	(2.9)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2025
Stockholders’ equity	$19,332,084
Non-controlling interests attributable to BREIT OP	3,469,765
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	22,801,849
Adjustments:
Accrued stockholder servicing fees	711,635
Accrued affiliated service provider incentive compensation awards	(95,092)
Accumulated depreciation and amortization under GAAP	15,541,278
Unrealized net real estate and real estate debt appreciation	15,318,748
NAV	$54,278,418

The following details the adjustments to reconcile total GAAP stockholders’ equity of BREIT and partners’ capital of BREIT OP to our NAV:
–Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 shares, in each case, as an offering cost at the time we sell the applicable share. Refer to Note 10 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.
–Under GAAP, the affiliated incentive compensation awards are valued as of grant date and compensation expense is recognized over the service period on a straight-line basis with an offset to equity, resulting in no impact to Stockholders’ Equity. For purposes of calculating NAV, we value the awards based on performance in the applicable period and deduct such value from NAV.
–We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of calculating our NAV.
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.6593 per share/unit for the year ended December 31, 2025. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of December 31, 2025, there were no Class L shares, Class L-2 shares, or Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the years ended December 31, 2025, 2024 and 2023:

Declaration Year	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	OP Units
2025	$0.6593	$0.5412	$0.1805	$0.6252	$0.2088	$0.5431	$0.1811	$0.6593
2024	0.6610	0.5412	—	0.6265	—	0.5430	—	0.6610
2023	0.6660	0.5412	—	0.6301	—	0.5432	—	0.6660
The following table outlines the tax character of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions. The distributions declared on December 31, 2025, 2024 and 2023 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Capital Gains	Return of Capital
2025 Tax Year	—%	—%	100.00%
2024 Tax Year	—%	3.73%	96.27%
2023 Tax Year	—%	14.99%	85.01%

The following table summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,190,549	50%	$1,280,317	51%	$1,515,395	53%
Reinvested in shares	1,180,905	50%	1,218,618	49%	1,320,495	47%
Total distributions(1)	$2,371,454	100%	$2,498,935	100%	$2,835,890	100%
Sources of Distributions
Cash flows from operating activities(2)	$2,285,749	96%	$2,360,979	94%	$2,835,890	100%
Net gains from investment realizations(3)	85,705	4%	137,956	6%	—	—%
Indebtedness	—	—%	—	—%	—	—%
Total sources of distributions	$2,371,454	100%	$2,498,935	100%	$2,835,890	100%

Cash flows from operating activities	$2,285,749		$2,087,325		$2,706,489
Net gains from investment realizations(3)	$936,586		$1,710,477		$1,637,756
Funds from Operations(4)	$(1,124,136)		$885,543		$965,223
Adjusted Funds from Operations(4)	$1,301,547		$1,428,401		$2,147,317
Funds Available for Distribution(4)	$1,089,735		$1,214,847		$1,810,382
(1)Excludes cash paid to third party joint venture partners of consolidated subsidiaries classified as non-controlling interests under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through December 31, 2025.
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
We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) unrealized gains or losses in fair value of financial instruments, (iv) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (v) straight-line rental income and expense, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, (ix) organization costs, (x) severance costs, (xi) buyout costs, (xii) net forfeited investment deposits, (xiii) amortization of above- and below-market lease intangibles, (xiv) gain or loss on involuntary conversion, (xv) settlement costs, (xvi) amortization of non-real estate assets, and adding (xvii) proceeds from interest rate contract receivables, and (xviii) similar adjustments for non-controlling interests and unconsolidated entities.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Year Ended December 31,
	2025	2024(1)	2023(1)
Net loss attributable to BREIT stockholders	$(3,284,153)	$(890,549)	$(691,822)
Net loss attributable to OP unitholders	(262,867)	(55,634)	(40,150)
Net loss attributable to BREIT stockholders and OP unitholders	(3,547,020)	(946,183)	(731,972)
Adjustments to arrive at FFO:
Depreciation and amortization	3,216,645	3,573,427	3,811,218
Impairment of investments in real estate	630,438	382,174	236,071
Net gain on dispositions of real estate	(1,587,293)	(2,130,454)	(1,935,021)
Net gain on change in control	(22,022)	11,434	5,364
Allocable share of adjustments related to unconsolidated entities	492,010	213,655	(85,544)
Amount attributable to non-controlling interests for above adjustments	(306,894)	(218,510)	(334,893)
FFO attributable to BREIT stockholders and OP unitholders	(1,124,136)	885,543	965,223
Adjustments to arrive at AFFO:
Performance participation allocation	592,932	—	—
Incentive compensation awards	70,599	77,400	67,435
Loss on extinguishment of debt	76,847	107,736	40,300
Unrealized losses in fair value of financial instruments	743,302	45,902	773,366
Straight-line rental income and expense	(137,985)	(152,482)	(188,951)
Amortization of deferred financing costs	210,321	206,249	211,316
Amortization of restricted stock awards	1,200	828	725
Other(2)	60,328	52,463	14,715
Allocable share of adjustments related to unconsolidated entities	800,482	192,540	254,260
Amount attributable to non-controlling interests for above adjustments	7,657	12,222	8,928
AFFO attributable to BREIT stockholders and OP unitholders	1,301,547	1,428,401	2,147,317
Adjustments to arrive at FAD:
Management fee	670,978	713,643	839,237
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(704,853)	(589,143)	(592,705)
Stockholder servicing fees	(158,186)	(177,129)	(207,406)
Realized losses (gains) on financial instruments	41,134	(117,173)	(324,573)
Allocable share of adjustments related to unconsolidated entities	(106,262)	(77,405)	(73,345)
Amount attributable to non-controlling interests for above adjustments	45,377	33,653	21,857
FAD attributable to BREIT stockholders and OP unitholders	$1,089,735	$1,214,847	$1,810,382
(1)The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)Other adjustments to arrive at AFFO for the years ended December 31, 2025 and 2024 primarily include severance costs, organization costs, amortization of above-and-below market lease intangible, and amortization of mortgage premium/discount, and to a lesser extent amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
(3)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.

Unregistered Sales of Equity Securities
During the year ended December 31, 2025, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the year ended December 31, 2025, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 48.5 million Class B units of BREIT OP to the Adviser in satisfaction of the 2025 management fee through November 2025. Additionally, we issued 4.0 million Class B units of BREIT OP to the Adviser in January 2026 in satisfaction of the December 2025 management fee.
The Special Limited Partner is entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year. During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). During the year ended December 31, 2025, the Company issued 9.7 million Class I units and 22.4 million Class C units of BREIT OP to the Special Limited Partner as payment of the performance participation allocation earned by the Special Limited Partner during the year ended December 31, 2025, net of the 2024 Shortfall Obligation.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to other investors. During the year ended December 31, 2025, we received $506.2 million from selling 36.6 million unregistered Class I shares and $64.8 million from selling 4.1 million unregistered Class C shares to such vehicles.
We have also sold Class I and Class S-2 shares to certain accredited investors through certain participating broker-dealers. During the year ended December 31, 2025, we received $21.7 million from selling 1.6 million unregistered Class I shares and we received $25.8 million from selling 1.9 million unregistered Class S-2 shares.
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
The aggregate NAV of total repurchases of all share classes, excluding OP units held by investors other than the Company, (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the year ended December 31, 2025, we fulfilled $6.2 billion of share and unit repurchases requested, which represents all repurchase requests received for the year ended December 31, 2025.
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
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
October 2025	32,725,501	$13.86	32,725,501	0.9%	—
November 2025	28,095,413	$13.91	28,095,413	0.8%	—
December 2025	25,012,448	$14.00	25,012,448	0.7%	—
Total	85,833,362	$13.92	85,833,362	2.4%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

As of December 31, 2025, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $4.6 billion. Blackstone did not submit any repurchase requests for shares or units previously issued as payment for management fees or the performance participation allocation during the year ended December 31, 2025.

ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Section of the Annual Report on Form 10-K discusses 2025 and 2024 items and year to year comparison between 2025 and 2024. For the discussion of 2024 compared to 2023, see “Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2024, which specific discussion is incorporated by reference.
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

As of February 27, 2026, we had received cumulative net proceeds of $80.2 billion from the sale of 6.2 billion shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C units. As of February 27, 2026, there are no Class L-2, or Class F shares units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
In November 2025, BREIT and BREIT OP commenced the DST Program to issue and sell DST Interests in DSTs holding DST Properties through private offerings. These DST Interests will be issued and sold to “accredited investors” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).
Under the DST Program, each DST Property may be sourced from our real properties or acquired from third parties, will be held in a separate DST, and will be leased by the DST to a wholly-owned subsidiary of BREIT OP under a master lease agreement. In accordance with the master lease, we are responsible for subleasing the DST Properties and for covering all costs associated with operating the underlying DST Properties. Each master lease agreement will be guaranteed by BREIT OP, which will retain the FMV Option, giving BREIT OP the right, but not the obligation, to acquire the DST Interests in the applicable DST from the DST investors any time during a defined period in exchange for BREIT OP units or, in certain cases, a combination of BREIT OP units and cash. After a one-year holding period, investors who acquire BREIT OP units pursuant to the FMV Option have a right to cause BREIT OP to redeem all or a portion of their OP units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

2025 Highlights
Operating Results:
•Declared monthly net distributions totaling $2.4 billion for the year ended December 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Average Annualized Distribution Rate(1)	4.8%	3.9%	3.9%	4.6%	4.6%	4.0%	4.0%
Year-to-Date Total Return, without upfront selling commissions(2)	8.1%	7.2%	3.2%	7.8%	3.1%	7.2%	3.4%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	3.5%	(0.3)%	6.2%	1.6%	3.5%	(0.1)%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.3%	8.4%	N/A	9.0%	N/A	8.5%	N/A
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	8.0%	N/A	8.9%	N/A	8.1%	N/A
Investments:
•Sold 119 rental housing properties(3), 116 industrial properties, four retail properties, and four hospitality properties for total net proceeds of $6.6 billion. We recognized a net realized gain of $1.0 billion, net of the impairments recorded during the year.
•During the year ended December 31, 2025, deployed $5.8 billion (at BREIT’s share) into the development of data centers through our QTS platform. This represents a 96% increase over the $3.0 billion deployed during the year ended December 31, 2024. These data center developments are 100% pre-leased, in substantially all cases to investment grade tenants.
•Acquired 177 net lease properties for a total purchase price of $106.3 million (at BREIT's share) through our Reliant Net Lease Platform.
Capital and Financing Activity:
•Raised $3.6 billion from the sale of shares of our common stock and units of BREIT OP during the year ended December 31, 2025. Repurchased $6.2 billion of our shares and units from investors during the year ended December 31, 2025.
•Decreased financings by a net $3.9 billion during the year ended December 31, 2025.
Current Portfolio:
•Our portfolio as of December 31, 2025 consisted of investments in real estate (96% based on fair value) and investments in real estate debt (4%).
•Our 4,483 properties(4) as of December 31, 2025 consisted primarily of Rental Housing (44% based on fair value), Industrial (22%) and Data Centers (21%), and our real estate portfolio was primarily concentrated in the following regions: South (36%), West (28%) and East (20%).
•Our investments in real estate debt as of December 31, 2025 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

(1)The annualized distribution rate is calculated by averaging each of the twelve months’ annualized distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses. We believe the annualized distribution rate is a useful measure of our overall investment performance. The annualized distribution rate for Class S-2, D-2 and T-2 shares is calculated by averaging each of the months' annualized distribution rate since September 1, 2025, which is the date we began selling these shares.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year is annualized. The year-to-date total returns for Class S-2, D-2, and T-2 shares are not annualized and represent the total return since September 1, 2025, which is the date we began selling these shares. Inception-to-date total returns for Class S-2, D-2, and T-2 shares will be disclosed once these shares have been outstanding for more than one year. We believe total return is a useful measure of our overall investment performance.
(3)Excludes the number of single family rental homes sold.
(4)Excludes 63,918 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of December 31, 2025:

Investment Allocation[1]

Real Estate Debt
4%
Real Estate
96%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of December 31, 2025:
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

The following table provides a summary of our portfolio by property sector as of December 31, 2025:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Year Ended December 31,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2025 ($ in thousands)	2024 ($ in thousands)
Rental Housing(8)	837	257,811 units	93%	$23,465	$53,274,571	$4,491,519	$4,888,219
Industrial	2,940	398,315 sq. ft.	92%	$6.84	27,128,072	1,715,627	1,817,263
Data Centers	133	19,735 sq. ft.	100%	$15.43	25,865,675	1,099,503	638,979
Net Lease	179	16,614 sq. ft.	100%	N/A	6,209,518	519,180	514,348
Office	14	5,177 sq. ft.	96%	$43.12	3,257,254	271,357	271,368
Hospitality	240	33,056 keys	72%	$189.95/$136.54	2,628,371	626,358	660,378
Retail	61	8,535 sq. ft.	96%	$22.06	2,608,878	225,834	240,148
Self Storage	79	5,046 sq. ft.	83%	$14.23	841,327	75,138	75,712
Total	4,483		94%		$121,813,666	$9,024,516	$9,106,415
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data center investments.
(4)For our industrial, data centers, net lease, retail and office investments, occupancy includes all leased square footage as of December 31, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended December 31, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing and senior living, average effective annual base rent represents the base rent for the year ended December 31, 2025 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, senior living, industrial, data centers, net lease, self storage, office, and retail properties, average effective annual base rent represents the annualized December 31, 2025 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended December 31, 2025. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $85.1 billion allocable share of consolidated real estate properties and our $36.7 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
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

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	Year Ended December 31,
	2025	2024
Total revenues(1)	$7,962,272	$8,531,034
Less: revenues allocable to non-controlling interests	(824,340)	(816,169)
Allocable share of revenues from unconsolidated entities	1,886,584	1,391,550
Property Sector Revenue	$9,024,516	$9,106,415
(1)Reflects total revenues determined in accordance with GAAP. See Consolidated Statements of Operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of December 31, 2025:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	1	Gurnee, IL	Apr. 2017	100%	483 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	94%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	94%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	92%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	3	Boerne, TX & Louisville, KY	Various	100%	576 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	93%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	93%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	93%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Coyote Multifamily Portfolio	5	Phoenix, AZ	Aug. 2018	100%	1,398 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	94%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	94%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	96%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	94%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	92%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	89%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	94%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	91%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	92%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	94%
Arium Multifamily Portfolio	2	Ocoee & Oviedo, FL	Dec. 2019	100%	700 units	94%
Acorn Multifamily Portfolio	15	Various	Feb. & May 2020	98%	6,230 units	92%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	90%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	95%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	95%
Jaguar Multifamily Portfolio	4	Various	Nov. & Dec. 2020	100%	1,671 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	94%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	92%
Vue at Centennial Multifamily(14)	1	Las Vegas, NV	June 2021	87%	372 units	94%
Charlotte Multifamily Portfolio	1	Charlotte, NC	June 2021	100%	336 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	95%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	94%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	96%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	94%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	95%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	94%

FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	17	Various	Dec. 2021 & Jan. 2022	100%	5,580 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	93%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	92%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	93%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	93%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	91%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	94%
Rapids Multifamily Portfolio	33	Various	May 2022	100%	9,880 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)(14)	33	Various	June 2022	Various(14)	9,199 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	95%
Tricon - Multifamily(7)	10	Various	May 2024	Various(7)	1,745 units	(5)
Highroads MH	1	Phoenix, AZ	Apr. 2018	99.6%	86 units	99%
Southwest MH	6	Various	June 2018	99.6%	1,645 units	91%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	100%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	95%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	799 units	91%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	90%
Legacy MH Portfolio	6	Various	Apr. 2020	99.6%	1,574 units	90%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	77%
Southeast MH Portfolio	18	Various	Dec. 2020	99.6%	5,435 units	94%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	266 units	92%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	93%
Signal Student Housing Portfolio	7	Various	Aug. 2021	96%	1,674 units	91%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	91%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	808 units	92%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	97%
Robin Student Housing Portfolio	5	Various	Mar. 2022	98%	1,137 units	89%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	144 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	80%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	99%
American Campus Communities	135	Various	Aug. 2022	69%	32,570 units	92%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	23,449 units	97%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	40,469 units	(5)
Quebec Independent Living Portfolio	4	Quebec, Canada	Aug. 2021 & Aug. 2022	100%	1,125 units	97%
Ace Affordable Housing Portfolio(10)	341	Various	Dec. 2021	Various(10)	49,689 units	92%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	95%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	96%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	92%
Total Rental Housing	837				257,811 units

Industrial:
HS Industrial Portfolio	27	Various	Apr. 2017	100%	4,506 sq. ft.	98%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,695 sq. ft.	69%
Canyon Industrial Portfolio	92	Various	Mar. 2018	100%	14,561 sq. ft.	94%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	37	Various	Nov. 2018	100%	5,931 sq. ft.	89%
Summit Industrial Portfolio	8	Atlanta, GA	Dec. 2018	100%	631 sq. ft.	93%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	94%
Atlanta Industrial Portfolio	60	Atlanta, GA	May 2019	100%	3,738 sq. ft.	95%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	93%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	100%
Jupiter 12 Industrial Portfolio	230	Various	Sept. 2019	100%	45,683 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,434 sq. ft.	82%
Midwest Industrial Portfolio	25	Various	Feb. 2020	100%	5,724 sq. ft.	80%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	87%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%

Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	12	Various	Dec. 2020	100%	1,978 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	2,864 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	6	Various	Feb. 2021	100%	1,041 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	81%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	100%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	106	Various	Oct. 2021	Various(12)	26,834 sq. ft.	96%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	45%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	89	Various	Nov. 2021	99%	13,699 sq. ft.	90%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	324	Various	Nov. 2021	12%	69,641 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,545 sq. ft.	(5)
Maplewood Industrial	9	Various	Dec. 2021	100%	2,501 sq. ft.	74%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	97%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,811 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	96%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,588	Various Europe	Various	15%	140,708 sq. ft.	(5)
Total Industrial	2,940				398,315 sq. ft.

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	119	Various	Aug. 2021	35.5%	17,038 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	133				19,735 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease	177	Various	Various	25%	1,205 sq. ft.	(5)
Total Net Lease	179				16,614 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	71%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	100%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,086 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	374 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	94%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Pike Office Portfolio(6)	2	San Antonio, TX	June 2022	100%	259 sq. ft.	86%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	14				5,177 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	65%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	67%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	78%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	71%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	77%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	73%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	83%

Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	72%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	73%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	73%
Raven Select Service Portfolio	10	Various	June 2019	100%	1,291 keys	71%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	69%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	6	Colorado Springs, CO	Nov. 2019	100%	557 keys	67%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	80%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	69%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	66%
Sleep Extended Stay Hotel Portfolio(11)	195	Various	July 2022	30%	24,802 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	77%
Total Hospitality	240				33,056 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	99%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	99%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	97%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	99%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	97%
Pike Retail Portfolio(6)(13)	30	Various	June 2022	Various(13)	3,280 sq. ft.	96%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	61				8,535 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,247 sq. ft.	84%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	83%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,089 sq. ft.	84%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	83%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	78%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	78%
Flamingo Self Storage Portfolio	6	Various	Various	98%	376 sq. ft.	81%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,752 sq. ft.	83%
Total Self Storage	79				5,046 sq. ft.

Total Investments in Real Estate	4,483
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
(5)For our industrial, data centers, net lease, retail and office investments, occupancy includes all leased square footage as of December 31, 2025. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2025. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended December 31, 2025. For our self storage, manufactured housing and senior living investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of December 31, 2025. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended December 31, 2025. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities.

(7)Includes various ownership interests in 10 unconsolidated multifamily properties.
(8)Includes a 100% interest in 13,783 consolidated single family rental homes, a 44% interest in 8,230 unconsolidated single family rental homes, and a 12% interest in 1,436 unconsolidated single family rental homes.
(9)Includes various ownership interests in 40,469 unconsolidated single family rental homes.
(10)Includes various ownership interests in 337 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 87 consolidated industrial properties and 19 unconsolidated industrial properties.
(13)Includes 29 wholly owned retail properties and a 50% interest in one unconsolidated retail property.
(14)Includes properties held by DSTs as of December 31, 2025.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, data centers, net lease, retail, and office properties by annualized base rent and square footage as of December 31, 2025 ($ and square feet data in thousands). The table below excludes our rental housing and self storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026	536	$125,532	7%	28,993	17%
2027	655	204,753	12%	26,606	16%
2028	600	201,124	12%	25,929	15%
2029	463	201,146	12%	23,122	14%
2030	411	197,585	11%	20,906	12%
2031	236	99,587	6%	13,001	8%
2032	103	59,476	3%	5,027	3%
2033	95	47,706	3%	4,530	3%
2034	63	23,819	1%	3,278	2%
2035	64	23,378	1%	1,911	1%
Thereafter	116	561,989	32%	15,965	9%
Total	3,342	$1,746,095	100%	169,268	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2025 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets, based on fair value as of December 31, 2025:

Collateral Type

Office
6%
Hospitality
1%
Diversified
1%
Net Lease
18%
Rental
Housing
39%
Industrial
35%

Credit Rating[1]

CCC and Below 2%
B 12%
BB 10%
BBB 16%
Private CRE Loans 16%
Not Rated[2] 44%

(1)BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, B represents credit ratings of B+, B, and B-, and CCC and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 58% and are primarily composed of rental housing (42%) and industrial (56%) assets.

The following table details our investments in real estate debt as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	10/26/2033	$4,008,480	$3,994,929	$3,804,583
RMBS	4.2%	10/9/2058	94,799	92,483	76,668
Corporate bonds	4.9%	6/9/2028	54,674	54,003	53,101
Total real estate securities	7.8%	3/26/2034	4,157,953	4,141,415	3,934,352
Commercial real estate loans	+4.6%	12/18/2027	795,157	782,348	794,147
Other investments(5)	N/A	N/A	88,847	88,847	96,619
Total investments in real estate debt	7.9%	7/7/2030	$5,041,957	$5,012,610	$4,825,118
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of December 31, 2025 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of December 31, 2025, we have interest rate swaps outstanding with a notional value of $0.3 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.2 billion as of December 31, 2025. In addition, CMBS includes zero-coupon securities of $0.1 billion as of December 31, 2025.
(5)Represents an investment in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date excludes this joint venture.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024 ($ in thousands, except per share data):

	Year Ended December 31,		Change
	2025	2024	$
Revenues
Rental revenue	$7,074,709	$7,604,146	$(529,437)
Hospitality revenue	514,121	546,372	(32,251)
Other revenue	373,442	380,516	(7,074)
Total revenues	7,962,272	8,531,034	(568,762)
Expenses
Rental property operating	3,326,077	3,670,535	(344,458)
Hospitality operating	366,014	385,515	(19,501)
General and administrative	69,504	64,499	5,005
Management fee	670,978	713,643	(42,665)
Performance participation allocation	592,932	—	592,932
Impairment of investments in real estate	630,438	382,174	248,264
Depreciation and amortization	3,216,645	3,573,427	(356,782)
Total expenses	8,872,588	8,789,793	82,795
Other income (expense)
Loss from unconsolidated entities	(868,655)	(82,581)	(786,074)
Income from investments in real estate debt	525,462	744,895	(219,433)
Change in net assets of consolidated securitization vehicles	107,500	201,614	(94,114)
Loss from interest rate derivatives	(872,698)	(208,185)	(664,513)
Net gain on dispositions of real estate	1,587,293	2,130,204	(542,911)
Interest expense, net	(3,055,742)	(3,335,868)	280,126
Loss on extinguishment of debt	(76,847)	(107,736)	30,889
Other expense	(83,654)	(63,366)	(20,288)
Total other income (expense)	(2,737,341)	(721,023)	(2,016,318)
Net loss	$(3,647,657)	$(979,782)	$(2,667,875)
Net loss attributable to non-controlling interests attributable to consolidated subsidiaries	$100,637	$33,599	$67,038
Net loss attributable to non-controlling interests in BREIT OP	262,867	55,634	207,233
Net loss attributable to BREIT stockholders	$(3,284,153)	$(890,549)	$(2,393,604)
Net loss per share of common stock — basic and diluted	$(0.92)	$(0.23)	$(0.69)
Rental Revenue
During the year ended December 31, 2025, rental revenue decreased $0.5 billion as compared to the year ended December 31, 2024. The decrease can primarily be attributed to a $0.6 billion decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to December 31, 2025, partially offset by a $0.1 billion increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the year ended December 31, 2025, hospitality revenue decreased $32.3 million as compared to the year ended December 31, 2024. The decrease can primarily be attributed to an $18.4 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to December 31, 2025 and a $13.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.
Other Revenue
During the year ended December 31, 2025, other revenue decreased $7.1 million as compared to the year ended December 31, 2024. The decrease can primarily be attributed to a $35.2 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2024 to December 31, 2025, partially offset by a $28.1 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the year ended December 31, 2025, rental property operating expenses decreased $0.3 billion as compared to the year ended December 31, 2024. The decrease can primarily be attributed to a $0.4 billion decrease in Non-Same Property operating expenses due to the real estate dispositions we made from January 1, 2024 to December 31, 2025, partially offset by a $0.1 billion increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the year ended December 31, 2025, hospitality operating expenses decreased $19.5 million as compared to the year ended December 31, 2024. The decrease can primarily be attributed to a $22.5 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions we made from January 1, 2024 to December 31, 2025, partially offset by a $3.0 million increase in Same Property hospitality operating expenses. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the year ended December 31, 2025, general and administrative expenses increased $5.0 million compared to the year ended December 31, 2024. The increase was due to an increase in various corporate level expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Management Fee
During the year ended December 31, 2025, the management fee decreased $42.7 million compared to the year ended December 31, 2024. The decrease was due to a lower average NAV during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Performance Participation Allocation
During the year ended December 31, 2025, the performance participation allocation expense increased $592.9 million compared to the year ended December 31, 2024. The increase was the result of a higher total return for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Impairment of Investments in Real Estate

During the year ended December 31, 2025, impairments of investments in real estate increased $248.3 million compared to the year ended December 31, 2024. During the year ended December 31, 2025, we recognized an aggregate $630.4 million of impairment charges including (i) $494.3 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, and (ii) $136.1 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the year ended December 31, 2024, we recognized an aggregate $382.2 million of impairment charges including (i) $245.2 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $137.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the year ended December 31, 2025, depreciation and amortization decreased $0.4 billion compared to the year ended December 31, 2024. The decrease was primarily driven by the impact of disposition activity from January 1, 2024 through December 31, 2025.

Loss from Unconsolidated Entities
During the year ended December 31, 2025, we had a net loss from unconsolidated entities of $868.7 million, primarily driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs. During the year ended December 31, 2024, we had a net loss from unconsolidated entities of $82.6 million primarily driven by the change in fair value of unconsolidated entities carried at fair value, offset by unrealized gains related to the change in the fair value of interest rate derivatives attributable to our QTS Data Centers investment.
Income from Investments in Real Estate Debt
During the year ended December 31, 2025, income from investments in real estate debt decreased $219.4 million compared to the year ended December 31, 2024. The decrease was primarily attributable to a decrease of $172.6 million in interest income as a result of sales and repayments and a decrease of $56.2 million in net unrealized/realized gains (losses) on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the year ended December 31, 2025, the change in net assets of consolidated securitization vehicles decreased $94.1 million compared to the year ended December 31, 2024. The decrease was primarily attributable to a decrease of $46.5 million in interest income as a result of sales and repayments and a decrease in net unrealized/realized gains (losses) of $47.4 million.
Loss from Interest Rate Derivatives
During the year ended December 31, 2025, loss from interest rate derivatives increased $664.5 million compared to the year ended December 31, 2024. The increase was primarily attributable to a decrease in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the year ended December 31, 2025, net gain on dispositions of real estate decreased $0.5 billion compared to the year ended December 31, 2024. During the year ended December 31, 2025, we recorded $1.6 billion of net gains from the disposition of 119 rental housing properties, 116 industrial properties, four retail properties, and four hospitality properties. During the year ended December 31, 2024, we recorded $2.1 billion of net gains from the disposition of 128 rental housing properties, 114 industrial properties, 15 retail properties, three hospitality properties, and one self storage property.
Interest Expense, Net
During the year ended December 31, 2025, net interest expense decreased $0.3 billion compared to the year ended December 31, 2024. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from January 1, 2024 to December 31, 2025.
Loss on Extinguishment of Debt
During the year ended December 31, 2025, loss on extinguishment of debt decreased $30.9 million compared to the year ended December 31, 2024. The decrease was primarily due to the impact of refinancing and disposition activity during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other Expense
During the year ended December 31, 2025, other expense increased $20.3 million compared to the year ended December 31, 2024. The increase was primarily due to increases in portfolio-level corporate costs of $26.2 million.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which specific discussion is incorporated herein by reference.

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

For the years ended December 31, 2025 and 2024, our Same Property portfolio consisted of 749 rental housing, 2,859 industrial, 41 data centers, two net lease, 240 hotel, 79 self storage, 60 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$
Net loss	$(3,647,657)	$(979,782)	$(2,667,875)
Adjustments to reconcile to Same Property NOI
General and administrative	69,504	64,499	5,005
Management fee	670,978	713,643	(42,665)
Performance participation allocation	592,932	—	592,932
Impairment of investments in real estate	630,438	382,174	248,264
Depreciation and amortization	3,216,645	3,573,427	(356,782)
Loss from unconsolidated entities	868,655	82,581	786,074
Income from investments in real estate debt	(525,462)	(744,895)	219,433
Change in net assets of consolidated securitization vehicles	(107,500)	(201,614)	94,114
Loss from interest rate derivatives	872,698	208,185	664,513
Net gain on dispositions of real estate	(1,587,293)	(2,130,204)	542,911
Interest expense, net	3,055,742	3,335,868	(280,126)
Loss on extinguishment of debt	76,847	107,736	(30,889)
Other expense	83,654	63,366	20,288
Portfolio-level corporate costs(1)	624,032	721,183	(97,151)
Incentive compensation awards(2)	60,289	72,498	(12,209)
Lease termination fees	(4,201)	(9,650)	5,449
Amortization of above and below-market lease intangibles	(40,230)	(45,822)	5,592
Straight-line rental income and expense	(132,539)	(153,730)	21,191
NOI from unconsolidated entities	1,131,514	865,045	266,469
NOI attributable to non-controlling interests in consolidated subsidiaries	(475,842)	(474,588)	(1,254)
NOI attributable to BREIT stockholders	5,433,204	5,449,920	(16,716)
Less: Non-Same Property NOI attributable to BREIT stockholders	711,076	844,917	(133,841)
Same Property NOI attributable to BREIT stockholders	$4,722,128	$4,605,003	$117,125
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues
Rental revenue	$6,340,741	$6,211,569	$129,172	2%
Hospitality revenue	506,761	520,678	(13,917)	(3)%
Other revenue	260,129	232,077	28,052	12%
Total revenues	7,107,631	6,964,324	143,307	2%

Expenses
Rental property operating	2,349,706	2,291,374	58,332	3%
Hospitality operating	345,679	342,720	2,959	1%
Total expenses	2,695,385	2,634,094	61,291	2%

Same Property NOI attributable to non-controlling interests in consolidated subsidiaries	(457,941)	(445,734)	(12,207)	3%
Consolidated Same Property NOI attributable to BREIT stockholders	3,954,305	3,884,496	69,809	2%
Same Property NOI from unconsolidated entities	767,823	720,507	47,316	7%
Same Property NOI attributable to BREIT stockholders	$4,722,128	$4,605,003	$117,125	3%

Same Property – Rental Revenue
Same Property rental revenue increased $129.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to a $102.7 million increase in base rental revenue, a $20.6 million increase in tenant reimbursement income as a result of higher operating expenses, and a $5.9 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Year Ended December 31,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2025	2024
Rental Housing	$4,131,373	$4,085,280	$46,093	(1)%	+2%
Industrial	849,478	810,281	39,197	(3)%	+8%
Net Lease	481,458	472,018	9,440	—%	+2%
Retail	144,844	140,682	4,162	—%	+3%
Office	119,527	116,903	2,624	(1)%	+2%
Self Storage	68,290	68,086	204	1%	(1)%
Data Centers	41,288	40,278	1,010	—%	+3%
Total base rental revenue	$5,836,258	$5,733,528	$102,730

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue decreased $13.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in hospitality revenue was primarily due to decreases in average daily rate and occupancy and a decrease in food and beverage revenue at our hotels during the year ended December 31, 2025.
Same Property – Other Revenue
Same Property other revenue increased $28.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increased ancillary income at our rental housing properties during the year ended December 31, 2025.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $0.1 billion during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the year ended December 31, 2025.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $3.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in hospitality operating expenses was primarily the result of increased general operating expenses at our hotels during the year ended December 31, 2025.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $47.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $6.7 billion of liquidity as of February 26, 2026. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $5.6 billion as well as unrestricted cash and cash equivalents of $1.1 billion. We also expect $0.2 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of February 26, 2026. We also generate incremental liquidity through our operating cash flows, which were $2.3 billion for the year ended December 31, 2025. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $4.8 billion as of December 31, 2025.

In addition, we remain moderately leveraged (47% as of December 31, 2025) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $80.2 billion as of February 26, 2026.

Capital Resources
As of December 31, 2025, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of December 31, 2025 ($ in thousands):

	December 31, 2025			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.9%	5/20/2030	N/A	$20,763,325	$21,645,080
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.3%	7/8/2028	N/A	30,964,083	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/25/2028	$2,666,334	2,666,334	3,490,870
Variable rate warehouse facilities(4)	+2.2%	12/3/2028	$2,385,986	1,580,141	1,929,037
Total variable rate loans	+2.2%	7/9/2028		35,210,558	37,426,125
Total loans secured by our properties	5.2%	3/18/2029		55,973,883	59,071,205

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.6%	2/10/2027	N/A	2,921,671	3,624,698

Unsecured loans:
Unsecured term loans	+2.5%	11/10/2028	N/A	1,276,923	1,126,923
Unsecured variable rate revolving credit facilities	+2.5%	8/26/2028	$6,198,077	1,175,000	1,375,000
Affiliate revolving credit facility	+2.5%	12/15/2026	75,000	—	—
Total unsecured loans			$6,273,077	2,451,923	2,501,923

Total indebtedness				$61,347,477	$65,197,826

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of December 31, 2025, we had outstanding interest rate swaps with an aggregate notional balance of $33.1 billion and interest rate caps with an aggregate notional balance of $19.8 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $201.9 million and $261.6 million of loans related to investments in affordable housing properties as of December 31, 2025 and 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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
The following table is a summary of the impact of derivatives on our weighted average interest rate as of December 31, 2025:

Weighted average interest rate of loans secured by our properties	5.2%
Impact of interest rate swaps, caps and other derivatives	(1.1)%
Net weighted average interest rate of loans secured by our properties	4.1%

Public and Private Offerings
For the year ended December 31, 2025, we have received proceeds of $3.6 billion from the sale of shares of common stock in our continuous public and private offerings, and units of BREIT OP.
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

As of February 27, 2026, we have received cumulative net proceeds of $1.4 billion from selling an aggregate of 102.6 million shares of our common stock in the Current Offering (consisting of 61.1 million Class I shares, 13.1 million Class S shares, 22.5 million Class S-2 shares, 1.3 million Class D shares, 3.8 million Class D-2 shares, 0.6 million Class T shares, and 0.2 million Class T-2 shares).
Additionally, we have and may continue to conduct private offerings of Class I, Class S-2, Class T-2, Class D-2, Class C, Class L, and Class L-2 shares to accredited investors or feeder vehicles created to hold our shares and other assets, as described in our prospectus. All such private offerings are or will be exempt from the registration provisions of the Securities Act.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the year ended December 31, 2025, we fulfilled $6.2 billion of repurchases requested, which represents all repurchase requests received for the year ended December 31, 2025. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$67,932,171	$15,408,980	$24,000,337	$18,997,891	$9,524,963
Ground leases	2,791,376	40,608	82,589	83,827	2,584,352
Total	$70,723,547	$15,449,588	$24,082,926	$19,081,718	$12,109,315

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at December 31, 2025. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2025	2024
Cash flows provided by operating activities	$2,285,749	$2,087,325
Cash flows provided by investing activities	11,527,541	11,117,785
Cash flows used in financing activities	(14,248,753)	(13,121,925)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(435,463)	$83,185
Cash flows provided by operating activities increased $0.2 billion during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to increased cash flows from the operations of our investments in real estate.
Cash flows provided by investing activities increased $0.4 billion during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $4.4 billion in repayments of real estate loans held by consolidated securitization vehicles. This was offset by (i) a decrease of $2.1 billion in proceeds from disposition of real estate, (ii) a decrease of $0.8 billion in proceeds from sales and repayments of investments in real estate debt, (iii) a decrease of $0.7 billion in dispositions of and return of capital from unconsolidated entities, (iv) an increase of $0.2 billion in investments in unconsolidated entities and (v) an increase of $0.1 billion in purchases of investments of real estate debt.
Cash flows used in financing activities increased $1.1 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to (i) an increase of $3.9 billion in repayments of senior obligations of consolidated securitization vehicles and (ii) a net decrease in new borrowings of $1.0 billion. This was offset by (i) a decrease of $3.2 billion in repurchases of common stock, (ii) an increase of $0.2 billion in contributions from non‑controlling interests, (iii) an increase of $0.2 billion in proceeds from issuance of common stock, and (iv) a decrease of $0.2 billion in distributions to and redemptions of non-controlling interests.
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
Management reviews its investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other than temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other than temporary impairment. If an impairment is determined to be other than temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $40.6 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $33.1 billion and interest rate caps with an aggregate net notional balance of $19.8 billion as of December 31, 2025 to hedge the risk of increasing interest rates. For the year ended December 31, 2025, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $16.2 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” of this Annual Report on Form 10-K for more information on risks associated with our use of derivatives and hedging transactions.
Investments in Real Estate Debt
As of December 31, 2025, we held $4.8 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $10.4 million for the year ended December 31, 2025, respectively.
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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated August 15, 2019 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2019 and incorporated herein by reference)

3.3
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated March 27, 2020 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 and incorporated herein by reference)

3.4
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.5
Articles Supplementary Designating Class C Common Stock of Blackstone Real Estate Income Trust, Inc., dated December 30, 2022 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023 and incorporated herein by reference)

3.6
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.7
Certificate of Correction of Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated May 11, 2023 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.8
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated May 12, 2023 (filed as Exhibit 3.3 to the Registrant’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on May 15, 2023 and incorporated herein by reference)

3.9
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated July 18, 2025 (filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

3.10
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated July 18, 2025 (filed as Exhibit 3.11 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

3.11
Articles of Amendment of Blackstone Real Estate Income Trust, Inc., dated November 3, 2025 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

3.12
Articles Supplementary of Blackstone Real Estate Income Trust, Inc., dated November 3, 2025 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

3.13
Amended and Restated Bylaws of Blackstone Real Estate Income Trust, Inc., (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed on August 30, 2016 and incorporated herein by reference)

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

10.9	Form of Selected Dealer Agreement (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-11 filed on July 18, 2025 and incorporated herein by reference)

10.10	DST Dealer Manager Agreement, dated November 3, 2025 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

10.11	Form of DST Selected Dealer Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 and incorporated herein by reference)

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on March 7, 2025 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This document has been identified as a management contract or compensatory plan or arrangement.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

February 27, 2026	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2026	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

February 27, 2026	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

February 27, 2026	/s/ Paul Kolodziej
Date	Paul Kolodziej
Deputy Chief Financial Officer
(Principal Accounting Officer)

February 27, 2026	/s/ Frank Cohen
Date	Frank Cohen
Chairman of the Board

February 27, 2026	/s/ Zaneta Koplewicz
Date	Zaneta Koplewicz
Co-President and Director

February 27, 2026	/s/ A.J. Agarwal
Date	A.J. Agarwal
Co-President and Director

February 27, 2026	/s/ Raymond J. Beier
Date	Raymond J. Beier
Director

February 27, 2026	/s/ Susan Carras
Date	Susan Carras
Director

February 27, 2026	/s/ Richard I. Gilchrist
Date	Richard I. Gilchrist
Director

February 27, 2026	/s/ Field Griffith
Date	Field Griffith
Director

February 27, 2026	/s/ Edward Lewis
Date	Edward Lewis
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blackstone Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstone Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2026

We have served as the Company’s auditor since 2016.

Blackstone Real Estate Income Trust, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$73,933,873	$81,457,935
Investments in unconsolidated entities (includes $3,843,300 and $3,861,077 at fair value as of December 31, 2025 and 2024, respectively)	6,144,367	6,866,405
Investments in real estate debt	4,133,770	5,279,928
Real estate loans held by consolidated securitization vehicles, at fair value	6,975,460	13,616,526
Cash and cash equivalents	1,605,053	1,933,084
Restricted cash	739,986	843,810
Other assets	5,070,999	6,240,553
Total assets	$98,603,508	$116,238,241

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$55,540,761	$58,540,235
Secured financings of investments in real estate debt	2,921,671	3,624,698
Senior obligations of consolidated securitization vehicles, at fair value	6,284,112	12,233,141
Unsecured revolving credit facilities and term loans	2,451,923	2,501,923
Due to affiliates	791,741	682,747
Other liabilities	3,944,536	3,787,705
Total liabilities	71,934,744	81,370,449

Commitments and contingencies	—	—
Redeemable non-controlling interests	141,102	173,662

Equity
Common stock, $0.01 par value per share	35,210	36,902
Additional paid-in capital	40,302,620	42,781,930
Accumulated other comprehensive income	307,865	383,272
Accumulated deficit and cumulative distributions	(21,313,611)	(15,848,197)
Total stockholders’ equity	19,332,084	27,353,907
Non-controlling interests attributable to consolidated subsidiaries	3,725,813	4,375,668
Non-controlling interests attributable to BREIT OP	3,469,765	2,964,555
Total equity	26,527,662	34,694,130
Total liabilities and equity	$98,603,508	$116,238,241
See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$7,074,709	$7,604,146	$7,816,240
Hospitality revenue	514,121	546,372	694,491
Other revenue	373,442	380,516	423,674
Total revenues	7,962,272	8,531,034	8,934,405

Expenses
Rental property operating	3,326,077	3,670,535	3,652,121
Hospitality operating	366,014	385,515	479,493
General and administrative	69,504	64,499	69,176
Management fee	670,978	713,643	839,237
Performance participation allocation	592,932	—	—
Impairment of investments in real estate	630,438	382,174	236,071
Depreciation and amortization	3,216,645	3,573,427	3,811,218
Total expenses	8,872,588	8,789,793	9,087,316

Other income (expense)
(Loss) income from unconsolidated entities	(868,655)	(82,581)	119,941
Income from investments in real estate debt	525,462	744,895	798,164
Change in net assets of consolidated securitization vehicles	107,500	201,614	191,703
Loss from interest rate derivatives	(872,698)	(208,185)	(755,519)
Net gain on dispositions of real estate	1,587,293	2,130,204	1,935,021
Interest expense, net	(3,055,742)	(3,335,868)	(3,072,741)
Loss on extinguishment of debt	(76,847)	(107,736)	(40,300)
Other expense	(83,654)	(63,366)	(3,319)
Total other income (expense)	(2,737,341)	(721,023)	(827,050)
Net loss	$(3,647,657)	$(979,782)	$(979,961)
Net loss attributable to non-controlling interests attributable to consolidated subsidiaries	$100,637	$33,599	$247,989
Net loss attributable to non-controlling interests in BREIT OP	262,867	55,634	40,150
Net loss attributable to BREIT stockholders	$(3,284,153)	$(890,549)	$(691,822)
Net loss per share of common stock — basic and diluted	$(0.92)	$(0.23)	$(0.16)
Weighted-average shares of common stock outstanding, basic and diluted	3,556,806	3,821,925	4,409,879

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(3,647,657)	$(979,782)	$(979,961)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	79,683	(48,515)	29,338
Unrealized (loss) gain on derivatives	(187,890)	40,258	(75,707)
Unrealized (loss) gain on derivatives from unconsolidated entities	(14,117)	58,541	(27,426)
Other comprehensive (loss) income	(122,324)	50,284	(73,795)
Comprehensive loss	(3,769,981)	(929,498)	(1,053,756)
Comprehensive loss attributable to non-controlling interests in consolidated subsidiaries	142,319	22,303	270,269
Comprehensive loss attributable to non-controlling interests in BREIT OP	268,102	53,943	43,712
Comprehensive loss attributable to BREIT stockholders	$(3,359,560)	$(853,252)	$(739,775)

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Changes in Equity (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests attributable to Consolidated Subsidiaries	Non- controlling Interests attributable to BREIT OP Unitholders	Total Equity
	Common Stock
Balance at December 31, 2022	$44,861	$53,212,494	$393,928	$(9,196,019)	$44,455,264	$4,278,895	$1,466,592	$50,200,751

Common stock issued	$4,064	$6,907,721	$—	$—	$6,911,785	$—	$—	$6,911,785
Reduction in accrual for offering costs, net	—	383,958	—	—	383,958	—	—	383,958
Distribution reinvestment	876	1,282,152	—	—	1,283,028	—	57,699	1,340,727
Common stock/units repurchased	(9,316)	(13,663,714)	—	—	(13,673,030)	—	(430,472)	(14,103,502)
Amortization of compensation awards	588	58,229	—	—	58,817	—	9,343	68,160
Net loss ($3,526 allocated to redeemable non‑controlling interests)	—	—	—	(691,822)	(691,822)	(250,094)	(34,519)	(976,435)
Other comprehensive loss ($302 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	(47,953)	—	(47,953)	(22,357)	(3,787)	(74,097)
Distributions declared on common stock and OP Units ($0.666 gross per share/unit)	—	—	—	(2,724,740)	(2,724,740)	—	(111,150)	(2,835,890)
Contributions from non-controlling interests	—	396,297	—	—	396,297	982,152	1,608,600	2,987,049
Operating distributions to non-controlling interests	—	—	—	—	—	(70,616)	—	(70,616)
Capital distributions to and redemptions of non-controlling interests	—	(5,216)	—	—	(5,216)	(208,359)	—	(213,575)
Allocation to redeemable non-controlling interests	—	4,179	—	—	4,179	—	—	4,179
Balance at December 31, 2023	$41,073	$48,576,100	$345,975	$(12,612,581)	$36,350,567	$4,709,621	$2,562,306	$43,622,494

Common stock issued	$844	$2,085,185	$—	$—	$2,086,029	$—	$—	$2,086,029
Reduction in accrual for offering costs, net	—	130,836	—	—	130,836	—	—	130,836
Distribution reinvestment	795	1,115,644	—	—	1,116,439	—	111,591	1,228,030
Common stock/units repurchased	(6,484)	(9,124,214)	—	—	(9,130,698)	—	(267,355)	(9,398,053)
Amortization of compensation awards	674	66,738	—	—	67,412	—	10,816	78,228
Net loss ($129 allocated to redeemable non‑controlling interests)	—	—	—	(890,549)	(890,549)	(33,700)	(55,404)	(979,653)
Other comprehensive income ($259 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	37,297	—	37,297	11,537	1,709	50,543
Distributions declared on common stock and OP Units ($0.661 gross per share/unit)	—	—	—	(2,345,067)	(2,345,067)	—	(153,868)	(2,498,935)
Contributions from non-controlling interests	—	—	—	—	—	172,111	754,760	926,871
Operating distributions to non-controlling interests	—	—	—	—	—	(134,513)		(134,513)
Capital distributions to and redemptions of non-controlling interests	—	(99,160)	—	—	(99,160)	(349,388)	—	(448,548)
Allocation to redeemable non-controlling interests	—	30,801	—	—	30,801	—	—	30,801
Balance at December 31, 2024	$36,902	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130

Common stock issued	$1,246	$2,727,001	$—	$—	$2,728,247	$—	$—	$2,728,247
Increase in accrual for offering costs, net	—	(284,866)	—	—	(284,866)	—	—	(284,866)
Distribution reinvestment	750	1,038,462	—	—	1,039,212	—	149,890	1,189,102
Common stock/units repurchased	(4,414)	(6,080,349)	—	—	(6,084,763)	—	(77,610)	(6,162,373)
Amortization of compensation awards	726	71,081	—	—	71,807	—	—	71,807
Net loss ($7,498 of net loss allocated to redeemable non-controlling interests)	—	—	—	(3,284,153)	(3,284,153)	(97,347)	(258,659)	(3,640,159)
Other comprehensive loss ($101 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(75,407)	—	(75,407)	(41,813)	(5,003)	(122,223)
Distributions declared on common stock and OP Units ($0.6593 gross per share/unit)	—	—	—	(2,181,261)	(2,181,261)	—	(190,193)	(2,371,454)
Contributions from non-controlling interests	—	—	—	—	—	70,121	1,388,672	1,458,793
Operating distributions to non-controlling interests	—	—	—	—	—	(145,533)	—	(145,533)
Capital distributions to and redemptions of non-controlling interests	—	33,071	—	—	33,071	(435,283)	(501,887)	(904,099)
Allocation to redeemable non-controlling interests	—	16,290	—	—	16,290	—	—	16,290
Balance at December 31, 2025	$35,210	$40,302,620	$307,865	$(21,313,611)	$19,332,084	$3,725,813	$3,469,765	$26,527,662

See accompanying notes to consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(3,647,657)	$(979,782)	$(979,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	670,978	713,643	839,237
Performance participation allocation	592,932	—	—
Impairment of investments in real estate	630,438	382,174	236,071
Depreciation and amortization	3,216,645	3,573,427	3,811,218
Net gain on dispositions of real estate	(1,587,293)	(2,130,204)	(1,935,021)
Loss on extinguishment of debt	76,847	107,736	40,300
Unrealized loss on fair value of financial instruments	780,994	52,055	770,669
Realized gain on real estate-related equity securities	—	(131,164)	(26,124)
Loss (income) from unconsolidated entities	868,655	82,581	(119,941)
Distributions of earnings from unconsolidated entities	405,717	262,899	322,502
Other items	282,201	177,099	6,999
Change in assets and liabilities:
Decrease (increase) in other assets	46,619	1,565	(222,502)
Increase (decrease) in due to affiliates	8,583	(774)	(8,562)
Decrease in other liabilities	(59,910)	(23,930)	(28,396)
Net cash provided by operating activities	2,285,749	2,087,325	2,706,489
Cash flows from investing activities:
Acquisitions of real estate	—	—	(41,405)
Capital improvements to real estate	(1,215,459)	(1,136,867)	(1,493,414)
Proceeds from disposition of real estate	6,589,559	8,705,405	7,396,083
Investment in unconsolidated entities	(772,786)	(543,333)	(408,537)
Dispositions of and return of capital from unconsolidated entities	235,605	984,806	1,996,760
Purchase of investments in real estate debt	(109,718)	(51,424)	(368,001)
Proceeds from sale/repayment of investments in real estate debt	1,260,315	2,109,331	1,745,422
Purchase of real estate-related equity securities	—	—	(376)
Proceeds from sale of real estate-related equity securities	—	—	232,104
Proceeds from sale/repayments of real estate loans held by consolidated securitization vehicles	5,643,613	1,199,645	655,927
Collateral (posted) released under derivative contracts and other secured financings	(5,876)	(20,601)	12,555
Other investing activities	(97,712)	(129,177)	125,464
Net cash provided by investing activities	11,527,541	11,117,785	9,852,582
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	6,799,105	15,911,131	9,184,950
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(9,607,203)	(18,930,513)	(12,827,714)
Borrowings under secured financings of investments in real estate debt	348,206	696,957	432,564
Repayments of secured financings of investments in real estate debt	(1,076,674)	(1,430,093)	(1,040,889)
Borrowings under unsecured revolving credit facilities and term loans	4,670,000	5,210,000	—
Repayments of unsecured revolving credit facilities and term loans	(4,720,000)	(3,835,000)	—
Payment of deferred financing costs	(149,616)	(345,256)	(67,469)
Sales of senior obligations of consolidated securitization vehicles	11,038	88,206	148,679
Sales/Repayments of senior obligations of consolidated securitization vehicles	(5,002,733)	(1,148,876)	(588,142)
Proceeds from issuance of common stock	2,085,963	1,927,746	6,206,288
Subscriptions received in advance	142,397	143,030	113,763
Offering costs paid	(181,931)	(204,794)	(237,573)
Distributions	(1,146,169)	(1,247,861)	(1,457,410)
Repurchase of common stock	(6,132,773)	(9,307,418)	(12,419,310)
Repurchase of management fee shares	—	—	(833,127)
Contributions of proceeds from repurchase of management fee shares to non-controlling interests in BREIT OP	—	—	833,127
Contributions from redeemable non-controlling interests	17,626	17,894	495
Distributions to and redemption of redeemable non-controlling interests	(4,608)	(25,571)	(4,310)
Redemption of affiliated service provider incentive compensation awards	(10,107)	(1,233)	(1,974)
Contributions from non-controlling interests	234,798	21,499	1,198,649
Distributions to and redemptions of non-controlling interests	(526,072)	(661,773)	(755,089)
Net cash used in financing activities	(14,248,753)	(13,121,925)	(12,114,492)
Net change in cash and cash equivalents and restricted cash	(435,463)	83,185	444,579
Cash, cash equivalents and restricted cash, beginning of period	2,776,894	2,695,020	2,254,492
Effects of foreign currency translation on cash, cash equivalents and restricted cash	3,608	(1,311)	(4,051)
Cash, cash equivalents and restricted cash, end of period	$2,345,039	$2,776,894	$2,695,020
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,605,053	$1,933,084	$1,945,260
Restricted cash	739,986	843,810	749,760
Total cash, cash equivalents and restricted cash	$2,345,039	$2,776,894	$2,695,020

Supplemental disclosures:
Interest paid	$2,801,644	$3,165,585	$2,848,740
Non-cash investing and financing activities:
Issuance of Class I shares for settlement of joint venture promote liability	$—	$43,219	$—
Issuance of BREIT OP units for settlement of joint venture promote liability	—	36,499	84,638
Accrued capital expenditures and acquisition related costs	24,422	(3,611)	—
Change in accrued stockholder servicing fee due to affiliate	264,178	(337,075)	(626,524)
Redeemable non-controlling interest issued as settlement of performance participation allocation	134,787	15,370	—
Issuance of Class C BREIT OP units as settlement of performance participation allocation	361,934	—	—
Issuance of Class B BREIT OP units for payment of management fees	670,561	720,746	847,376
Exchange of redeemable non-controlling interest for Class I or Class C shares	—	—	65,304
Exchange of redeemable non-controlling interest for Class I or Class B BREIT OP units	—	—	278,990
Allocation to redeemable non-controlling interests	16,290	30,801	4,179
Distribution reinvestment	1,189,102	1,228,030	1,340,727
Conversion of redeemable non-controlling interest to non-controlling interest	156,184	—	—
Conversion of Class I and Class C BREIT OP units to Class C shares	488,345	—	—
Exchange of Class I BREIT OP units for Class I shares	13,541	—	—
Accrued repurchases	374,933	462,894	574,958
Investment in single family rental homes risk retention securities	43,761	—	—
Conversion of equity securities to investments in unconsolidated entities	—	396,120	—
Collateral used in repayment of mortgage payable	—	23,414	—
Preferred interest investment retained upon disposition of real estate	—	200,000	—
Receivable for proceeds from disposition of real estate	29,369	3,645	2,522
Interest rate contract receivables resulting from terminated interest rate derivative assets	—	—	321,771
Receipt of interest rate derivative assets in exchange for interest rate contract receivables	—	—	276,767
Insurance receivable for involuntary conversion	8,564	24,554	20,058
Deconsolidation of securitization vehicles	1,089,506	1,958,620	302,128
Increases (decreases) in assets and (increases) decreases in liabilities resulting from change in control transactions:
Investments in real estate, net	(139,669)	290,659	668,682
Other assets	574	3,714	3,912
Mortgage loans, net	38,308	(119,883)	(265,106)
Other liabilities	17,455	(10,263)	(27,213)
Non-controlling interests attributable to consolidated subsidiaries	140,087	(57,748)	(191,742)

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in any combination of Class I, Class S-2, Class D-2, and Class T-2 shares in its primary offering and up to $12.0 billion in any combination of Class I, Class S, Class S-2, Class D, Class D-2, Class T and Class T-2 shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in September 2025 (the “Current Offering”). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Class S, D, and T shares of the Company's common stock are only available to existing holders of such classes pursuant to the Company’s distribution reinvestment plan. In addition to the Current Offering, the Company is conducting private offerings of Class I, Class C and Class F shares to certain feeder or other vehicles created to hold the Company’s shares and other assets, which in turn sell interests in themselves to other investors as described in the Company’s prospectus. Further, the Company is conducting private offerings of Class I, Class S-2, Class D-2, Class T-2, Class L, and Class L-2 shares to certain accredited investors through certain participating broker dealers. All such private offerings are or will be, as applicable, exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares in the Current Offering and private offerings on a monthly basis.
As of December 31, 2025, the Company owned, in whole or in part, 4,483 properties and 63,918 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing, as well as senior living. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
In November 2025, the Company, through BREIT OP, commenced a program (the “DST Program”) to issue and sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) through private offerings (the “DST Program”). These private offerings are exempt from registration under the Securities Act.
Under the DST Program, each DST Property may be sourced from our real properties or acquired from third parties, will be held in a separate DST, and will be leased by the DST to a wholly-owned subsidiary of BREIT OP under a master lease agreement. In accordance with the master lease, we are responsible for subleasing the DST Properties and for covering all costs associated with operating the underlying DST Properties. Each master lease agreement will be guaranteed by BREIT OP, which will retain a fair market value purchase option (the “FMV Option”), giving BREIT OP the right, but not the obligation, to acquire the DST Interests in the applicable DST from the DST investors any time during a defined period in exchange for BREIT OP units or, in certain cases, a combination of BREIT OP units and cash. After a one-year holding period, investors who acquire BREIT OP units pursuant to the FMV Option have a right to cause BREIT OP to redeem all or a portion of their OP units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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
Certain amounts in the Company's prior period Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation. The Company aggregated the par value of each share class previously reported as separate financial statement line items into a single financial statement line item for par value of all share classes. Such reclassifications had no effect on previously reported totals or subtotals in the Consolidated Balance Sheets or the Consolidated Statements of Equity.
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
For consolidated subsidiaries, the non-controlling interest’s share of the assets, liabilities, and operations is included in non-controlling interests as equity of the Company. The non-controlling interest is generally computed as the non-controlling interest's ownership percentage. Certain of the subsidiaries formed by the Company provide the non-controlling interest a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the non-controlling interest is also reported within non-controlling interests.
The Company considers the DSTs to be VIEs due to the master lease structure, the FMV Option, and the guarantee of the master lease payments by BREIT OP. The Company determined it was the primary beneficiary of the DSTs and has consolidated them in the Company's Consolidated Financial Statements. All of the rental revenues and operating property expenses of the DST Properties are included in their respective line items on the Company's Consolidated Statements of Operations. The DST Interests are presented as Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company's Consolidated Balance Sheets and are allocated their share of the DST Properties' income or loss based on the master lease payments they receive. The DST Interest's share of income and loss is reported in the Company's Consolidated Statements of Operations as Net Loss Attributable to Non-controlling Interests Attributable to Consolidated Subsidiaries. Amounts paid to the investors of each DST, which are based on the guaranteed master lease payments, may be greater or less than the net amount of the revenues and expenses from the underlying DST Properties, and may fluctuate over time.
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
As of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $36.1 billion and $26.3 billion, respectively, compared to $44.7 billion and $32.4 billion, respectively, as of December 31, 2024. Such amounts are included on the Company’s Consolidated Balance Sheets.

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

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 42 years
Building- and land improvements	2 - 15 years
Furniture, fixtures and equipment	1 - 10 years
Lease intangibles	Over lease term
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
Properties Held-for-Sale
The Company classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. Generally, the Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company considers a sale for single family rental homes to be probable upon the listing of the property. The Company records held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets. Refer to Note 3 and Note 11 for additional details.
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
The Company has elected the fair value option (“FVO”) for certain of its investments in unconsolidated entities and therefore reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Income (Loss) From Unconsolidated Entities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of securities and loans. The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
The Company elected the FVO for its investments in loans. As such, the resulting unrealized gains and losses on such loans are recorded as a component of Income from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Interest income is recorded as a component of Income from Investments in Real Estate Debt on the Company’s Consolidated Statements of Operations.

Consolidated Securitization Vehicles
The Company consolidates certain CMBS securitizations within its financial statements. The consolidation of these securitizations results in a gross presentation of the underlying collateral loans as discrete assets, as well as inclusion of the senior CMBS positions owned by third-parties, which are presented as liabilities on the Company’s Consolidated Balance Sheets. Additionally, the changes in fair value of these positions include the interest income and interest expense associated with such CMBS VIEs. The Company does not consider the separate presentation of the components of fair value changes to be relevant, and has elected to present these items in the aggregate as Change in Net Assets of Consolidated Securitization Vehicles on the Company’s Consolidated Statements of Operations. The residual difference between the fair value of the consolidated securitization’s assets and liabilities represents the Company’s beneficial interest in such vehicles. The Company’s Consolidated Statements of Cash Flows includes (i) the consolidation and deconsolidation of the securitization vehicles as a non-cash item, (ii) the subsequent repayments of consolidated loans and related CMBS positions presented on a gross basis, and (iii) the Company's purchases and sales of non-controlling securities in consolidated securitization vehicles classified as financing activities. There is no impact from consolidation on the Company’s total equity, net income, cash flows from operating activities, or net cash flows.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2025 and 2024, restricted cash primarily consists of $597.6 million and $700.8 million, respectively, of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties and security deposits. Other restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent in the name of the Company.
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
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental revenue — primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s rental housing, industrial, data center, net lease, self storage, retail and office properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
Hospitality revenue — consists of income from the Company’s hospitality properties. Hospitality revenue consists primarily of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered.
The Company evaluates the collectability of receivables related to rental revenue and exercises judgment in assessing collectability considering the length of time receivables have been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of tenants, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and Administrative Expense on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.
Blackstone Securities Partners L.P. (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Current Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee, as shown below, of the aggregate net asset value (“NAV”) of the Company’s outstanding Class S shares, Class S-2 shares, Class D shares, Class D-2 shares, Class T shares, and Class T-2 shares, respectively. There are no selling commissions, dealer manager fees or stockholder servicing fees with respect to Class I shares, Class C shares, Class L shares, Class L-2 shares, and Class F shares. Offering costs are charged to equity as such amounts are incurred.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2025:

	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares
Selling commissions and dealer manager fees (% of transaction price)(1)	up to 3.5%	up to 3.5%	up to 1.5%	up to 1.5%	up to 3.5%	up to 3.5%
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	0.25%	0.85%	0.85%
(1)After commencement of the Current Offering, Class S, Class D, and Class T shares are only available to existing shareholders of such classes through our dividend reinvestment plan. Therefore, there will be no future selling commissions or dealer manager fees for Class S, Class D, and Class T shares.
For Class S-2 shares sold in the Current Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T-2 shares sold in the Current Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D-2 shares sold in the Current Offering (other than as part of the Company’s distribution reinvestment plan), investors will pay upfront selling commissions of up to 1.5% of the transaction price.
The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares, Class S-2 shares, Class T shares, and Class T-2 shares. For Class T shares and Class T-2 shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares and Class T-2 shares. However, with respect to Class T shares and Class T-2 shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Dealer Manager is entitled to receive stockholder servicing fees of 0.25% per annum of the aggregate NAV for the Class D shares and Class D-2 shares.
The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Current Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2025, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying stockholder servicing fees with respect to Class S-2, Class D-2, and Class T-2 shares at the date that total selling commissions, dealer manager fees and stockholder servicing fees in connection with the Current Offering equals 10% of the gross proceeds from the primary portion of the Current Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan). This limitation is intended to ensure that we satisfy the Financial Industry Regulatory Authority, Inc. ("FINRA") requirement that total selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Current Offering does not exceed 10% of the gross proceeds. For Class S-2, Class D-2, and Class T-2 shares, the Company will accrue the future stockholder servicing fees, based on the estimated life of the shares held by stockholders of such share classes, as an offering cost at the time each share is sold during the Current Offering. Additionally, the Company will cease paying the stockholder servicing fee with respect to any Class S, Class D, or Class T shares sold in prior offerings at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held in a stockholder's account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). For Class S, Class D, and Class T shares, the Company accrued the full amount up to the applicable 8.75% fee limitation as an offering cost at the time each share was sold. As of December 31, 2025 and 2024, the Company had accrued $0.7 billion and $0.6 billion, respectively, of stockholder servicing fees related to Class S shares, Class S-2 shares, Class D shares, Class D-2 shares, Class T shares, and Class T-2 shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.
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

The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. During the year ended December 31, 2025, the Company recorded a net tax benefit of $1.2 million, consisting of a deferred tax benefit of $4.4 million, which was partially offset by current tax expense of $3.2 million. During the year ended December 31, 2024, the Company recorded a net tax expense of $15.5 million, consisting of current expense of $8.7 million and deferred tax expense of $6.8 million. During the year ended December 31, 2023, the Company recorded a net tax benefit of $2.9 million, consisting of a deferred tax benefit of $10.7 million, which was partially offset by current tax expense of $7.8 million. As of December 31, 2025 and 2024, the Company recorded a deferred tax asset of $25.9 million and $21.5 million, respectively, within Other Assets on the Company’s Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2025 and 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
The Company’s derivative financial instruments are reported at fair value and consist of foreign currency and interest rate contracts. The Company determines the fair values of its foreign currency and interest rate contracts by utilizing a third party derivative specialist. The fair values were based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt(1)	$—	$3,282,457	$754,693	$4,037,150	$—	$3,973,217	$1,047,742	$5,020,959
Real estate loans held by consolidated securitization vehicles, at fair value	—	6,975,460	—	6,975,460	—	13,616,526	—	13,616,526
Investments in unconsolidated entities	—	—	3,843,300	3,843,300	—	—	3,861,077	3,861,077
Interest rate and foreign currency hedging derivatives(2)	—	960,328	—	960,328	—	2,002,173	—	2,002,173
Total	$—	$11,218,245	$4,597,993	$15,816,238	$—	$19,591,916	$4,908,819	$24,500,735

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$6,284,112	$—	$6,284,112	$—	$12,233,141	$—	$12,233,141
Interest rate and foreign currency hedging derivatives(3)	—	24,274	—	24,274	—	11,243	—	11,243
Total	$—	$6,308,386	$—	$6,308,386	$—	$12,244,384	$—	$12,244,384
(1)Excludes $96.6 million and $259.0 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of December 31, 2025 and 2024, respectively.
(2)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2023	$1,241,712	$3,672,455	$4,914,167
Purchases and contributions	223,093	562,453	785,546
Sales and repayments	(416,856)	—	(416,856)
Distributions received	—	(300,549)	(300,549)
Included in net income (loss)
Loss from unconsolidated entities measured at fair value	—	(73,282)	(73,282)
Realized gain	6,173	—	6,173
Unrealized loss	(6,380)	—	(6,380)
Balance as of December 31, 2024	$1,047,742	$3,861,077	$4,908,819

Purchases and contributions	3,622	11,741	15,363
Sales and repayments	(310,537)	—	(310,537)
Distributions received	—	(186,366)	(186,366)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	156,848	156,848
Realized loss	(2,785)	—	(2,785)
Unrealized gain	16,651	—	16,651
Balance as of December 31, 2025	$754,693	$3,843,300	$4,597,993
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$754,693	Yield method	Market yield	9.0%	Decrease
Investments in unconsolidated entities	$3,843,300	Discounted cash flow	Weighted average cost of capital	9.0%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$1,047,742	Yield method	Market yield	9.5%	Decrease
Investments in unconsolidated entities	$3,861,077	Discounted cash flow	Weighted average cost of capital	8.2%	Decrease
			Exit capitalization rate	5.3%	Decrease

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
During the year ended December 31, 2025, the Company recognized $494.3 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $891.5 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.9% to 11.1%, and the exit capitalization rate (Level 3), which ranged from 4.6% to 9.3%.
During the year ended December 31, 2024, the Company recognized $245.2 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $521.5 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.1% to 10.0%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 7.7%.
During the year ended December 31, 2023, the Company recognized $204.8 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $585.7 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 6.3% to 9.4%, and the exit capitalization rate (Level 3), which ranged from 4.3% to 12.6%.
Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company recognized $136.1 million, $137.0 million and $31.3 million, respectively, of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $671.2 million, $1.6 billion and $311.9 million as of December 31, 2025, 2024, and 2023, respectively. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of December 31, 2025 and 2024, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.5 billion and $0.9 billion, respectively, below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The significant inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of outstanding common stock are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of December 31, 2025 and 2024, the effects of the two-class method on basic and diluted EPS were not material to the Company’s consolidated financial statements.
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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of HPA, April Housing and ACC ($ in thousands):

	December 31, 2024	For the Year Ended December 31, 2025			December 31, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$3,107	$—	$(1,469)	$(1,638)	$—	N/A
2023	6,070	—	(613)	(4,088)	1,369	1.0 year
2024	11,692	—	(3,632)	(3,333)	4,727	1.8 years
2025	—	15,379	(1,440)	(4,592)	9,347	2.5 years
Total	$20,869	$15,379	$(7,154)	$(13,651)	$15,443

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. During the year ended December 31, 2025, the Company has adopted ASU 2023-09. The adoption of ASU 2023-09 did not have a material impact on its consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$67,814,096	$72,126,536
Land and land improvements	15,171,113	16,406,385
Furniture, fixtures and equipment	2,409,651	2,389,177
Right of use asset - operating leases(1)	1,039,403	1,050,921
Right of use asset - financing leases(1)	72,862	72,862
Total	86,507,125	92,045,881
Accumulated depreciation and amortization	(12,573,252)	(10,587,946)
Investments in real estate, net	$73,933,873	$81,457,935
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

There were no acquisitions during the years ended December 31, 2025 and 2024.
Dispositions
The following table details the dispositions during the years set forth below ($ in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain (Loss)(1)
Rental Housing properties(2)(3)	119	$4,380,259	$773,246	128	$6,112,487	$1,309,306	139	$3,260,033	$762,086
Industrial properties	116	2,140,641	803,530	114	2,446,227	760,600	14	473,522	97,572
Retail properties	4	74,624	9,211	15	351,927	44,892	5	142,146	10,937
Hospitality properties	4	38,650	1,306	3	62,486	12,134	19	1,205,616	370,112
Self Storage properties	—	—	—	1	10,055	3,272	128	2,144,784	695,170
Office properties	—	—	—	—	—	—	1	172,504	(856)
Total	243	$6,634,174	$1,587,293	261	$8,983,182	$2,130,204	306	$7,398,605	$1,935,021
(1)For the year ended December 31, 2025, net gain includes gains of $1.7 billion and losses of $73.8 million. For the year ended December 31, 2024, net gain includes gains of $2.2 billion and losses of $89.0 million. For the year ended December 31, 2023, net gain (loss) includes gains of $2.0 billion and losses of $67.1 million.
(2)The number of properties excludes single family rental homes sold.
(3)For the year ended December 31, 2024, net proceeds includes a $200.0 million preferred interest investment retained upon the sale of 19 student housing properties.

For the years ended December 31, 2025 and 2024, the Company disposed of 37 and 51 properties, respectively, alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $0.9 billion and $0.9 billion, respectively. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer.

Properties Held-for-Sale
As of December 31, 2025, 15 properties in the industrial segment, 10 properties in the rental housing segment, two properties in the office segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	December 31, 2025	December 31, 2024
Investments in real estate, net	$677,292	$743,583
Other assets	23,539	9,950
Total assets	$700,831	$753,533

Liabilities:
Mortgage loans, net	$490,248	$303,290
Other liabilities	18,777	76,889
Total liabilities	$509,025	$380,179
Impairment
During the year ended December 31, 2025, the Company recognized an aggregate $630.4 million of impairment charges including (i) $494.3 million related to 24 rental housing properties, four industrial properties, four hospitality properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, and (ii) $136.1 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the year ended December 31, 2024, the Company recognized an aggregate $382.2 million of impairment charges including (i) $245.2 million related to five student housing properties, seven affordable housing properties, one industrial property, one office property and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $137.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the year ended December 31, 2023, the Company recognized an aggregate $236.1 million of impairment charges including (i) $204.8 million related to one office property, two student housing properties, 25 affordable housing properties, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $31.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	December 31, 2025
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	119	35.7%	$1,027,370
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	714,801
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	244,037
Hospitality investment	Hospitality	1	195	30.0%	190,380
Retail investments	Retail	2	8	50.0%	88,986
Net Lease investment(4)	Net Lease	1	177	25.0%	35,493
Total unconsolidated entities carried at historical cost		16	558		2,301,067
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,052	12.4% - 85.0%	3,075,073
Office investment	Office	1	1	49.0%	455,659
Rental Housing investment(6)	Rental Housing	1	10	11.6%	312,568
Total unconsolidated entities carried at fair value		13	2,063		3,843,300
Total		29	2,621		$6,144,367
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 9,666 single family rental homes related to four joint ventures.
(3)Consists of $244.0 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $35.5 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $312.6 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 40,469 single family rental homes.

	December 31, 2024
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	106	35.7%	$1,625,457
Rental Housing investments(2)	Rental Housing	11	7	12.2% - 66.9%	775,401
Industrial investments(3)	Industrial	3	56	10.1% - 22.4%	237,825
Hospitality investments	Hospitality	1	196	30.0%	276,218
Retail investments	Retail	2	8	50.0%	89,093
Net Lease investment(4)	Net Lease	1	—	25.0%	1,334
Total unconsolidated entities carried at historical cost		19	373		3,005,328
Unconsolidated entities at carried at fair value:
Industrial investments(5)	Industrial	11	2,064	12.4% - 85.0%	2,987,036
Office investment	Office	1	1	49.0%	471,959
Rental Housing investment(6)	Rental Housing	1	11	11.6%	402,082
Total unconsolidated entities carried at fair value		13	2,076		3,861,077
Total		32	2,449		$6,866,405
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

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Year Ended December 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2025	2024	2023
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(965,725)	$42,195	$(244,692)
Rental Housing investments	Rental Housing	(35,127)	(15,426)	(58,324)
Hospitality investment	Hospitality	(10,478)	(7,432)	(6,566)
Industrial investments	Industrial	(9,416)	(7,445)	(15,927)
Retail investments	Retail	(4,301)	(3,554)	(1,188)
Net Lease investments(1)	Net Lease	(456)	(916)	432,528
Total unconsolidated entities carried at historical cost		(1,025,503)	7,422	105,831
Unconsolidated entities carried at fair value:
Industrial investments(2)	Industrial	133,381	(180,523)	18,334
Office investments	Office	22,606	20,524	(2,091)
Rental Housing investments	Rental Housing	861	87,358	—
Data Center investments(3)	Data Centers	—	(17,362)	(2,133)
Total unconsolidated entities carried at fair value		156,848	(90,003)	14,110
Total		$(868,655)	$(82,581)	$119,941
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

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	December 31, 2025	December 31, 2024
Total assets	$108,053,965	$84,227,212
Total liabilities	$82,317,044	$56,680,342

BREIT’s share of net equity	$5,741,522	$6,370,603
BREIT fair value adjustment	(49,960)	(33,962)
BREIT outside basis	452,805	529,764
BREIT investments in unconsolidated entities	$6,144,367	$6,866,405

	Year Ended December 31,
Income Statements:	2025	2024	2023
Total revenues	$6,781,729	$5,159,952	$6,053,755
Net (loss) income	$(1,339,370)	$(786,132)	$518,704

BREIT’s share of net (loss) income	$(752,343)	$(63,892)	$251,512
BREIT fair value adjustment	(84,352)	(5,082)	(109,499)
Amortization of outside basis	(31,960)	(13,607)	(22,072)
BREIT (loss) income from unconsolidated entities	$(868,655)	$(82,581)	$119,941

5. Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	December 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	1/10/2033	$3,301,112	$3,294,039	$3,113,235
RMBS	4.2%	10/9/2058	94,799	92,483	76,668
Corporate bonds	4.9%	6/9/2028	54,674	54,003	53,101
Total real estate securities	7.8%	7/23/2033	3,450,585	3,440,525	3,243,004
Commercial real estate loans	+4.6%	12/18/2027	795,157	782,348	794,147
Other investments(5)	N/A	N/A	88,847	88,847	96,619
Total investments in real estate debt	7.8%	5/12/2029	$4,334,589	$4,311,720	$4,133,770

	December 31, 2024
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.2%	5/1/2032	$3,970,222	$3,956,637	$3,728,985
RMBS	4.2%	7/25/2056	190,626	187,552	141,767
Corporate bonds	4.9%	5/30/2028	55,355	56,003	51,652
Total real estate securities	8.3%	2/26/2033	4,216,203	4,200,192	3,922,404
Commercial real estate loans	+4.6%	8/29/2027	1,037,985	1,044,460	1,032,821
Other investments(5)	5.7%	9/21/2029	287,768	276,584	324,703
Total investments in real estate debt	8.2%	11/14/2031	$5,541,956	$5,521,236	$5,279,928

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
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
(4)Face amount excludes interest-only securities with a notional amount of $0.1 billion and $1.8 billion as of December 31, 2025 and 2024, respectively.
(5)Includes an interest in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date exclude the Company's joint venture investment.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2025			December 31, 2024
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Industrial	$1,580,056	$1,571,783	38%	$1,972,592	$1,940,709	37%
Rental Housing(2)	1,377,438	1,374,338	33%	1,873,616	1,850,255	35%
Net Lease	884,434	885,742	21%	858,605	860,465	16%
Office	349,362	192,799	5%	379,257	209,882	4%
Hospitality	67,048	56,730	1%	332,623	322,052	6%
Diversified	29,054	28,073	1%	52,286	46,665	1%
Other	24,328	24,305	1%	52,257	49,900	1%
Total	$4,311,720	$4,133,770	100%	$5,521,236	$5,279,928	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family rental homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2025			December 31, 2024
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
A	$12,680	$10,291	—%	$28,200	$27,735	1%
BBB	796,356	788,455	19%	807,228	799,005	15%
BB	441,897	427,294	11%	797,219	759,361	14%
B	477,644	451,880	11%	576,629	523,784	9%
CCC and below	130,844	41,955	1%	143,548	38,704	1%
Private commercial real estate loans	782,348	794,147	19%	1,044,460	1,032,821	20%
Not rated(3)	1,669,951	1,619,748	39%	2,123,952	2,098,518	40%
Total	$4,311,720	$4,133,770	100%	$5,521,236	$5,279,928	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Consolidated Balance Sheets. See Note 6 to the consolidated financial statements.
(2)"A" includes credit ratings of A+, A, and A-, "BBB" includes credit ratings of BBB+, BBB, and BBB-, "BB" includes credit ratings of BB+, BB, and BB-, "B" includes credit ratings of B+, B, and B-, and "CCC and below" includes credit ratings of CCC+ and below.
(3)As of December 31, 2025, not rated positions have a weighted-average LTV at origination of 62%, and are primarily composed of industrial (64%) and rental housing (34%) assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$439,557	$612,178	$702,543
Unrealized gain	136,221	163,915	205,828
Realized loss	(20,269)	(37,553)	(87,318)
Total	555,509	738,540	821,053
Net realized and unrealized (loss) gain on derivatives	(9,753)	9,261	(7,844)
Net realized and unrealized (loss) gain on secured financings of investments in real estate debt	(16,340)	10,434	(9,909)
Other expense	(3,954)	(13,340)	(5,136)
Total income from investments in real estate debt	$525,462	$744,895	$798,164

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Year Ended December 31,
	December 31, 2025	December 31, 2024	2025	2024	2023
CMBS	$484,935	$746,773	$69,685	$119,551	$167,853
Commercial real estate loans	282,937	416,942	38,974	40,689	96,731
Total	$767,872	$1,163,715	$108,659	$160,240	$264,584
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
As of December 31, 2025 and 2024, the Company’s investments in real estate debt also included $1.6 billion and $1.7 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the years ended December 31, 2025, 2024, and 2023 the Company recognized $151.4 million, $251.9 million and $250.5 million of income, respectively, related to such CMBS.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	December 31, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	89	$6,476,456	$6,975,460	6.2%	2/21/2027
Senior obligations of consolidated securitization vehicles	11	5,769,088	6,284,112	6.0%	3/3/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	11	$707,368	$691,348	8.0%	12/6/2026

	December 31, 2024
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	199	$13,286,605	$13,616,526	6.1%	5/8/2026
Senior obligations of consolidated securitization vehicles	19	11,838,154	12,233,141	5.9%	5/16/2026
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	19	$1,448,451	$1,383,385	7.6%	3/1/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	December 31, 2025			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages(4)	3.9%	5/20/2030	N/A	$20,763,325	$21,645,080
Variable rate loans:
Variable rate mortgages and secured term loans	+2.3%	7/8/2028	N/A	30,964,083	32,006,218
Variable rate secured revolving credit facilities	+1.9%	4/25/2028	$2,666,334	2,666,334	3,490,870
Variable rate warehouse facilities(5)	+2.2%	12/3/2028	$2,385,986	1,580,141	1,929,037
Total variable rate loans	+2.2%	7/9/2028		35,210,558	37,426,125
Total loans secured by real estate	5.2%	3/18/2029		55,973,883	59,071,205
(Discount) premium on assumed debt, net				(78,845)	(96,048)
Deferred financing costs, net				(354,277)	(434,922)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$55,540,761	$58,540,235
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of December 31, 2025, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.8 billion and interest rate caps with an aggregate notional balance of $19.8 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $201.9 million and $261.6 million of loans related to investments in affordable housing properties as of December 31, 2025 and 2024, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of December 31, 2025 ($ in thousands):

Year	Amount
2026	$10,869,016
2027	15,036,066
2028	4,278,373
2029	12,585,496
2030	4,845,979
Thereafter	8,358,953
Total	$55,973,883

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $76.8 million, $107.7 million and $40.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of December 31, 2025 and 2024, the Company was in compliance with all of its loan covenants.

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
As of December 31, 2025 and 2024, the Company’s secured financings of investments in real estate debt was $2.9 billion and $3.6 billion, respectively. As of December 31, 2025, the secured financings had a weighted average maturity date of February 10, 2027, and a weighted average interest rate of 1.6% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of both December 31, 2025 and 2024, the Company had interest rate swaps outstanding with a notional value of $0.3 billion and $0.4 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 11, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of December 31, 2025 and 2024, the maximum capacity of the credit facilities was $6.2 billion and $6.1 billion, respectively. As of December 31, 2025 and 2024, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.2 billion and $1.4 billion, respectively.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of December 23, 2027 and an interest rate of SOFR +2.5%. As of December 31, 2025 and 2024, the aggregate outstanding balance of the unsecured term loans was $1.3 billion and $1.1 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on December 15, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$724,771	$624,579
Performance participation allocation	—	—
Accrued management fee	56,818	56,401
Other	10,152	1,767
Total	$791,741	$682,747
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
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s net asset value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other BREIT OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in certain classes of units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in units of BREIT OP, resulting in a non-cash expense.
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

During the year ended December 31, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $592.9 million of Performance Participation Allocation expense in the Company’s Consolidated Statements of Operations.
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
During the years ended December 31, 2025, 2024, and 2023, the Company accrued interest income of $1.1 million, $1.0 million and $3.8 million, respectively, related to the Shortfall Obligations for each respective year.
The net 2024 Shortfall Obligation of $95.1 million and related $1.1 million of interest accrued were satisfied with the $592.9 million performance participation accrual for the year ended December 31, 2025. During the year ended December 31, 2025, the Company issued 32.2 million units of BREIT OP to the Special Limited Partner as payment for the remaining $496.7 million of net performance participation allocation. Blackstone did not submit any repurchase requests for shares or units previously issued as payment for the performance participation allocation during the years ended December 31, 2025 and 2024.
As of February 27, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $4.7 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the years ended December 31, 2025, 2024, and 2023, the Company incurred management fees of $671.0 million, $713.6 million and $839.2 million, respectively.
During the years ended December 31, 2025 and 2024, the Company issued BREIT OP units of 48.5 million and 51.2 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $56.8 million and $56.4 million related to the management fees as of December 31, 2025 and 2024, respectively. During January 2026, the Adviser was issued 4.0 million units of BREIT OP as payment for the management fees accrued as of December 31, 2025. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares or units previously issued as payment for management fees during the years ended December 31, 2025 and 2024.
Other
As of December 31, 2025 and 2024, the Company had an outstanding balance due to the Adviser of $10.2 million and $1.8 million, respectively, related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.
DST Program
The Adviser provides asset management services to the DSTs and is entitled to an asset management fee equal to 1.0% of the gross rents received by the DSTs under their respective master lease agreements. During the year ended December 31, 2025, the Company incurred asset management fees of $12 thousand, which are included in Other Expense on the Company's Consolidated Statements of Operations.
The Dealer Manager is entitled to receive an investor servicing fee from the DST Investors, equal to up to 0.85% per annum of the aggregate net asset value of the DST Properties underlying certain DST Interests in the applicable DST Offering. The Company accrues the future investor servicing fee payable to the Dealer Manager based on the estimated life of the DST Interests at the time such DST Interests are sold. As of December 31, 2025, the Company had accrued $15 thousand of investor servicing fees related to DST Interests sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

The Dealer Manager is also entitled to receive an upfront selling commission of up to 3.5% of the amount of gross proceeds paid for DST Interests. As of December 31, 2025, the Company recorded $29 thousand of upfront selling commissions. The upfront selling commissions are included as a reduction to offering proceeds in Contributions from Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company’s Consolidated Statements of Changes in Equity. As of December 31, 2025, $15 thousand was outstanding and included as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
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
During the years ended December 31, 2025, 2024 and 2023, the Company paid LNLS $26.9 million, $26.5 million and $7.7 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Consolidated Balance Sheets.
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
During the years ended December 31, 2025, 2024, and 2023, the Company contributed $93.3 million, $124.6 million and $166.2 million, respectively, of capital to the captive insurance for premiums and its pro rata share of other expenses. Of these amounts, $1.8 million, $2.4 million, and $3.2 million, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive. The capital contributed and fees paid to the captive insurance company are in lieu of insurance premiums and fees that would otherwise be paid to third party insurance companies.
Other Transactions
Accrued service provider expenses and incentive compensation awards
The Company has engaged Link Logistics Real Estate LLC (“Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s logistics properties.
The Company has engaged TAH Operations LLC (“Tricon”), a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s single family rental housing properties.
The Company has engaged LivCor, LLC (“LivCor”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for certain of the Company’s multifamily properties.
The Company has engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services and transaction support services to certain of our investments directly.

The Company has engaged Perform Properties LLC (“Perform Properties”), a portfolio company owned by a Blackstone-advised fund, to provide the services that ShopCore Properties TRS Management LLC and EQ Management, LLC had previously provided to the Company’s retail and office properties. Those services include management services, corporate support services and transaction support services.
The Company has engaged BRE Hotels & Resorts LLC (“BRE Hotels & Resorts”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s hospitality properties.
The Company has engaged Apartment Income REIT, L.P., a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for certain of the Company’s rental housing properties.
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
The Company has engaged Brio Real Estate, LLC. (“Brio”), a portfolio company owned by certain Blackstone-advised investment vehicles, to provide, as applicable, management services, corporate support services and transaction support services for the Company’s investments in real estate debt.
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
The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses			Amortization of Service Provider Incentive Compensation Awards			Capitalized Transaction Support Services
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Link	$125,011	$118,362	$112,963	$22,140	$22,001	$18,033	$17,500	$14,486	$1,124
Tricon	91,775	—	—	4,167	—	—	3	—	—
LivCor	86,129	101,802	103,104	16,191	18,888	15,949	5,904	10,176	9,532
Revantage	31,193	26,835	30,880	10,310	4,901	9,103	15	—	—
Perform Properties(1)	28,364	41,018	38,047	2,002	590	1,163	5,161	2,838	1,994
BRE Hotels and Resorts	9,607	12,007	15,178	1,316	1,114	1,375	91	—	—
Apartment Income REIT, L.P.	2,954	—	—	—	—	—	983	—	—
Beam Living	2,937	3,124	2,931	931	418	1,114	—	—	—
Longview	1,165	1,206	1,777	—	—	—	—	—	—
Brio	192	—	—	—	—	—	—	—	—
	$379,327	$304,354	$304,880	$57,057	$47,912	$46,737	$29,657	$27,500	$12,650
(1)Includes Shopcore Properties TRS Management LLC and EQ Management, LLC for the years ended December 31, 2024 and 2023.
As of December 31, 2025 and 2024, $39.5 million and $33.7 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.

The following table details the incentive compensation awards ($ in thousands):

	December 31, 2024	For the Year Ended December 31, 2025			December 31, 2025
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2022	$7,786	$—	$(321)	$(7,465)	$—	N/A
2023	14,673	—	(5,355)	(4,485)	4,833	1.0 year
2024	40,265	—	(2,973)	(18,137)	19,155	1.8 years
2025	—	80,910	—	(26,970)	53,940	2.4 years
Total	$62,724	$80,910	$(8,649)	$(57,057)	$77,928

For the year ended December 31, 2025, certain portfolio companies owned by the Company earned revenue of $8.7 million from certain other Blackstone-advised investment vehicles in relation to management services and corporate support services. There were no such fees for the year ended December 31, 2024.
As of December 31, 2025 and 2024, the Company had a receivable of $50.9 million and $52.8 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amount is included in Other Assets on the Company’s Consolidated Balance Sheets.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	December 31, 2025	December 31, 2024
Interest rate and foreign currency hedging derivatives	$960,328	$2,002,173
Straight-line rent receivable	934,741	808,936
Held-for-sale assets	700,831	753,533
Intangible assets, net	662,789	826,900
Receivables, net	499,486	641,551
Securities held in trust	392,142	179,498
Single family rental homes risk retention securities	344,479	300,718
Prepaid expenses	169,976	175,167
Deferred leasing costs, net	163,285	148,889
Deferred financing costs, net	83,345	114,560
Due from affiliate(1)	—	95,024
Other	159,597	193,604
Total	$5,070,999	$6,240,553
(1)Refer to the Performance Participation Allocation section of Note 10 for additional information.
The following table details the components of Other Liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Right of use lease liability - operating leases	$606,302	$605,923
Liabilities related to held-for-sale assets	509,025	380,179
Financing of affordable housing development	388,282	177,902
Stock repurchases payable	374,933	462,894
Accounts payable and accrued expenses	366,400	372,281
Accrued interest expense	290,807	338,509
Real estate taxes payable	267,891	284,392
Prepaid rental income	218,058	179,464
Distribution payable	200,415	202,801
Tenant security deposits	187,290	205,853
Subscriptions received in advance	142,397	143,030
Intangible liabilities, net	126,182	178,510
Right of use lease liability - financing leases	80,683	79,493
Accrued service provider expenses(1)	39,458	33,685
Interest rate and foreign currency hedging derivatives	24,274	11,243
Other	122,139	131,546
Total	$3,944,536	$3,787,705
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,027,067	$(720,761)	$306,306
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	49,196	(35,473)	13,723
Other intangibles	424,753	(176,075)	248,678
Total intangible assets	$1,595,098	$(932,309)	$662,789

Intangible liabilities
Below-market lease intangibles	329,982	(203,800)	126,182
Total intangible liabilities	$329,982	$(203,800)	$126,182

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,187,182	(754,448)	$432,734
Indefinite life intangibles(1)	94,082	—	94,082
Above-market lease intangibles	54,965	(35,086)	19,879
Other intangibles	415,767	(135,562)	280,205
Total intangible assets	$1,751,996	$(925,096)	$826,900

Intangible liabilities
Below-market lease intangibles	386,679	(208,169)	178,510
Total intangible liabilities	$386,679	$(208,169)	$178,510
(1)For the year ended December 31, 2024, we recognized a non-cash write-off of $90.0 million due to a change in use of certain indefinite life intangibles. The intangible assets were written off as an adjustment to depreciation and amortization in the Rental Housing segment.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026	$76,297	$3,672	$28,766	$(29,956)
2027	60,414	2,792	27,177	(21,900)
2028	48,312	2,101	25,791	(17,427)
2029	37,730	1,743	23,634	(13,933)
2030	26,416	1,293	21,148	(10,433)
Thereafter	57,137	2,122	122,162	(32,533)
Total	$306,306	$13,723	$248,678	$(126,182)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,658,597	2.6%	SOFR	2.9
Derivatives not designated as hedging instruments
Interest rate caps – property debt	138	19,774,088	5.8%	SOFR	0.6
Interest rate swaps – property debt	57	26,163,606	1.7%	SOFR, EURIBOR	2.2
Interest rate swaps – secured financings of investments in real estate debt	8	258,315	4.2%	SOFR	4.4
Total derivatives not designated as hedging instruments		$46,196,009
	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount(1)	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	20	$6,316,906	2.6%	SOFR	3.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt	153	17,189,532	6.6%	SOFR	0.9
Interest rate swaps – property debt	53	26,004,711	1.4%	SOFR, EURIBOR	3.0
Interest rate swaps – secured financings of investments in real estate debt	10	433,915	4.1%	SOFR	5.4
Total derivatives not designated as hedging instruments		$43,628,158
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $7.9 billion and $15.7 billion as of December 31, 2025 and 2024, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	December 31, 2025		December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	6	€47,163	8	€147,630
Buy USD / Sell GBP Forward	1	£1,180	6	£36,711
Buy EUR / Sell USD Forward	1	€66	—	€—
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)		Fair Value of Derivatives in a Liability Position(2)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$118,808	$295,596	$748	$—
Total derivatives designated as hedging instruments	118,808	295,596	748	—
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	827,557	1,686,623	3,728	1,406
Interest rate caps – property debt(3)	12,642	15,873	10,854	5,426
Interest rate swaps – secured financings of investments in real estate debt	201	488	7,764	4,411
Foreign currency forward contracts	1,120	3,593	1,180	—
Total derivatives not designated as hedging instruments	841,520	1,706,577	23,526	11,243
Total interest rate and foreign currency hedging derivatives	$960,328	$2,002,173	$24,274	$11,243
(1)Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $25.3 million and $117.2 million as of December 31, 2025 and 2024, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Year Ended December 31,
			2025	2024	2023
Included in Net Loss
Interest rate swap – property debt	Unrealized loss	(1)	$(850,180)	$(179,828)	$(772,224)
Interest rate swap – property debt	Realized gain	(1)	—	—	297,606
Interest rate caps – property debt	Unrealized loss	(1)	(19,995)	(28,713)	(146,621)
Interest rate caps – property debt	Realized gain	(1)	1,224	542	—
Interest rate swaps – secured financings of investments in real estate debt	Unrealized loss	(1)	(3,747)	(186)	(134,280)
Foreign currency forward contract	Realized (loss) gain	(2)	(6,100)	1,982	(18,291)
Foreign currency forward contract	Unrealized (loss) gain	(2)	(3,653)	7,279	10,447
Total			$(882,451)	$(198,924)	$(763,363)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized (loss) gain		(187,890)	40,258	(75,707)
Total			$(1,070,341)	$(158,666)	$(839,070)

(1)Included in Loss from Interest Rate Derivatives in the Company’s Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Consolidated Statements of Operations.
(3)During the years ended December 31, 2025 and 2024, net gain of $117.5 million and $174.6 million respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of December 31, 2025, the Company was in a net liability position and posted collateral of $14.9 million with one of its counterparties as required under the derivative contracts. As of December 31, 2024, the Company was in a net liability position and posted collateral of $7.8 million with one of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company had the authority to issue the following shares of common and preferred stock, $0.01 par value per share (in thousands):

	December 31, 2025	December 31, 2024
	Number of Shares Authorized	Number of Shares Authorized
Class I Shares	6,000,000	6,000,000
Class S Shares	3,000,000	3,000,000
Class S-2 Shares(1)	2,500,000	—
Class D Shares	1,500,000	1,500,000
Class D-2 Shares(1)	1,400,000	—
Class T Shares	500,000	500,000
Class T-2 Shares(1)	400,000	—
Class C Shares	500,000	500,000
Class L Shares(2)	500,000	—
Class L-2 Shares(2)	500,000	—
Class F Shares	500,000	500,000
Preferred Stock	100,000	100,000
Total	17,400,000	12,100,000
(1)Shares were authorized on July 18, 2025.
(2)Shares were authorized on November 3, 2025.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Total
January 1, 2023	2,394,737	1,597,414	—	421,428	—	72,599	—	—	4,486,178
Common stock issued (converted)(2)	621,373	31,384	—	(241,511)	—	(7,005)	—	2,136	406,377
Distribution reinvestment	50,878	30,493	—	4,556	—	1,575	—	—	87,502
Common stock repurchased(3)	(722,878)	(171,094)	—	(29,679)	—	(7,923)	—	—	(931,574)
Restricted stock grant(4)	58,849	—	—	—	—	—	—	—	58,849
December 31, 2023	2,402,959	1,488,197	—	154,794	—	59,246	—	2,136	4,107,332
Total par value as of December 31, 2023	$24,030	$14,882	$—	$1,548	$—	$592	$—	$21	$41,073

Common stock issued (converted)(2)	70,652	19,559	—	1,487	—	(8,222)	—	983	84,459
Distribution reinvestment	45,575	29,281	—	3,297	—	1,311	—	—	79,464
Common stock repurchased	(421,580)	(197,490)	—	(20,632)	—	(8,394)	—	(271)	(648,367)
Restricted stock grant(4)	67,471	—	—	—	—	—	—	—	67,471
December 31, 2024	2,165,077	1,339,547	—	138,946	—	43,941	—	2,848	3,690,359
Total par value as of December 31, 2024	$21,651	$13,395	$—	$1,389	$—	$439	$—	$28	$36,902

Common stock issued (converted)(2) (5)	120,119	(13,061)	14,649	(26,247)	1,359	(7,620)	104	34,451	123,754
Distribution reinvestment	43,555	27,861	31	2,797	1	1,039	1	—	75,285
Common stock repurchased	(272,636)	(147,718)	(1)	(16,404)	—	(3,771)	—	(530)	(441,060)
Restricted stock grant(4)	72,696	—	—	—	—	—	—	—	72,696
December 31, 2025	2,128,811	1,206,629	14,679	99,092	1,360	33,589	105	36,769	3,521,034
Total par value as of December 31, 2025	$21,288	$12,066	$147	$991	$14	$336	$1	$368	$35,210
(1)As of December 31, 2025, no Class L, Class L-2, or Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class D and Class T to Class I during the years ended December 31, 2025, 2024 and 2023.

(3)Includes 56.7 million Class I shares previously issued for the management fee that were exchanged for an equivalent amount of Class B units of BREIT OP during the year ended December 31, 2023.
(4)Includes restricted stock grants made to certain directors and employees. The independent directors’ restricted stock represents $0.2 million, $0.2 million and $0.1 million of the annual compensation paid to each of the independent directors for the years ended December 31, 2025, 2024 and 2023, respectively. The cost of each grant is amortized over the applicable service period ranging from one to four years.
(5)Includes 31.4 million of Class I and Class C units of BREIT OP previously issued for the performance participation allocation that were exchanged for an equivalent amount of Class C shares during the year ended December 31, 2025.
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
For the year ended December 31, 2025, the Company repurchased 441.1 million shares of common stock and 5.6 million units of BREIT OP for a total of $6.2 billion, satisfying all repurchase requests for the year ended December 31, 2025.
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
Each class of common stock receives the same monthly gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV.

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2025
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Aggregate gross distributions declared per share of common stock	$0.6593	$0.6593	$0.2202	$0.6593	$0.2202	$0.6593	$0.2202
Stockholder servicing fee per share of common stock	—	(0.1181)	(0.0397)	(0.0341)	(0.0114)	(0.1162)	(0.0391)
Net distributions declared per share of common stock	$0.6593	$0.5412	$0.1805	$0.6252	$0.2088	$0.5431	$0.1811

	Year Ended December 31, 2024
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Aggregate gross distributions declared per share of common stock	$0.6610	$0.6610	—	$0.6610	—	$0.6610	—
Stockholder servicing fee per share of common stock	—	(0.1198)	—	(0.0345)	—	(0.1180)	—
Net distributions declared per share of common stock	$0.6610	$0.5412	$—	$0.6265	$—	$0.5430	$—

	Year Ended December 31, 2023
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2
Aggregate gross distributions declared per share of common stock	$0.6660	$0.6660	—	$0.6660	—	$0.6660	—
Stockholder servicing fee per share of common stock	—	(0.1248)	—	(0.0359)	—	(0.1228)	—
Net distributions declared per share of common stock	$0.6660	$0.5412	$—	$0.6301	$—	$0.5432	$—
Distributions for the year ended December 31, 2025 were characterized, for federal income tax purposes, as 100% return of capital. Distributions for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 96.27% return of capital and 3.73% capital gains. Distributions for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 85.01% return of capital and 14.99% capital gains.
Redeemable Non-controlling Interests
In connection with its performance participation interest, the Special Limited Partner may receive units in BREIT OP. See Note 10 for further details of the Special Limited Partner’s performance participation interest. Prior to November 2025, the Special Limited Partner had the ability to redeem its BREIT OP units for shares in the Company or cash, at their election. During November 2025, BREIT OP's limited partnership agreement was amended such that the Special Limited Partner no longer has the election to redeem its units for either Class I shares in the Company or cash. Instead, the Special Limited Partner will have a right to redeem their units in a manner similar to the ability of the Company’s stockholders to have their shares repurchased under the Company’s share repurchase plan. At such time of the BREIT OP limited partnership agreement amendment, the units held by the Special Limited Partner were converted from Redeemable Non-controlling Interests in mezzanine equity into Non-controlling Interests Attributable to BREIT OP Unitholders on the Company’s Consolidated Balance Sheets.
The following table details the Redeemable Non-controlling Interests activity related to the Special Limited Partner for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the period	$15,688	$351
Settlement of prior quarter(s) performance participation allocation	134,787	15,370
GAAP income allocation	(4,506)	(241)
Distributions	(713)	(62)
Fair value allocation	10,928	270
Conversion of redeemable non-controlling interest to non-controlling interest	(156,184)	—
Ending balance	$—	$15,688

In addition to the Special Limited Partner's interest noted above, certain of the Company’s consolidated subsidiaries also have redeemable non-controlling interests in such consolidated subsidiaries. As of December 31, 2025 and 2024, $141.1 million and $158.0 million, respectively, related to such consolidated subsidiaries was included in Redeemable Non-controlling Interests on the Company’s Consolidated Balance Sheets.
The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interests of $16.3 million, $30.8 million and $4.2 million during the years ended December 31, 2025, 2024, and 2023 respectively, to reflect the greater of their carrying value, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or their redemption value.
Non-controlling Interests - BREIT OP unitholders
For the years ended December 31, 2025 and 2024, the Company issued 48.5 million and 51.2 million units, respectively, of Class B Units to the Adviser as payment for management fees. See Note 10 for additional details. As of December 31, 2025 and 2024, there were 223.4 million and 167.3 million Class B Units outstanding, respectively. Class B Units are recorded as a component of Non-controlling Interests Attributable to BREIT OP on the Company’s Consolidated Balance Sheets.
The Company did not issue any Class I Units as consideration for acquisitions of real estate during the years ended December 31, 2025 and 2024.

15. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, industrial, data centers, net lease, office, hospitality, retail and self storage properties. Leases at the Company’s industrial, data centers, office and retail properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, data centers, office and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
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
Leases at the Company’s industrial, data centers, net lease, office and retail properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the consumer price index. Leases at the Company’s rental housing and self storage properties are short term, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$6,529,088	$7,018,431	$7,307,874
Variable lease payments	545,621	585,715	508,366
Rental revenue	$7,074,709	$7,604,146	$7,816,240
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, data centers, net lease, retail, and office properties as of December 31, 2025 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2026	$1,708,787
2027	1,612,747
2028	1,442,615
2029	1,259,306
2030	1,079,583
Thereafter	14,437,503
Total	$21,540,541

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2025, the Company had 89 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of December 31, 2025 ($ in thousands):

	Operating Leases	Financing Leases
2026	$36,101	$4,507
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
Thereafter	2,034,887	549,465
Total undiscounted future lease payments	2,218,079	573,297
Difference between undiscounted cash flows and discounted cash flows	(1,611,777)	(492,614)
Total lease liability	$606,302	$80,683
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of December 31, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases were 58 years and 75 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contain a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed ground rent expense	$17,947	$18,551	$19,021
Variable ground rent expense	38,543	34,153	23,056
Total cash portion of ground rent expense	56,490	52,704	42,077
Straight-line ground rent expense	13,592	16,241	17,903
Total operating lease costs	$70,082	$68,945	$59,980
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest on lease liabilities	$4,389	$4,294	$4,150
Amortization of right-of-use assets	1,190	1,211	1,249
Total financing lease costs	$5,579	$5,505	$5,399

16. Segment Reporting
The Company operates in nine reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, Self Storage properties, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that GAAP Segment Income (Loss) is the key performance metric that is most consistent with the amounts included in its consolidated financial statements and captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources. The Company's chief operating decision maker is a group consisting of its Chief Executive Officer and Chief Operating Officer.
The following table details the total assets by segment ($ in thousands):

	December 31, 2025	December 31, 2024
Rental Housing	$52,515,012	$58,567,894
Industrial	15,895,162	17,771,159
Net Lease	7,983,266	8,029,195
Office	2,771,839	2,759,646
Hospitality	2,409,014	2,696,612
Retail	1,960,373	2,119,705
Data Centers	1,827,636	2,442,748
Self Storage	691,931	714,617
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	11,039,213	18,801,660
Other (Corporate)	1,510,062	2,335,005
Total assets	$98,603,508	$116,238,241

The following table details the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$4,677,108	$1,295,867	$601,538	$170,109	$—	$202,651	$55,998	$71,438	$—	$7,074,709
Hospitality revenue	—	—	—	—	514,121	—	—	—	—	514,121
Other revenue	332,845	17,503	1,042	11,030	1,237	4,535	17	5,233	—	373,442
Total revenues	5,009,953	1,313,370	602,580	181,139	515,358	207,186	56,015	76,671	—	7,962,272
Expenses:
Rental property operating	2,677,077	457,873	3,660	60,689	—	79,827	11,924	35,027	—	3,326,077
Hospitality operating	—	—	—	—	366,014	—	—	—	—	366,014
Total expenses	2,677,077	457,873	3,660	60,689	366,014	79,827	11,924	35,027	—	3,692,091
(Loss) Income from unconsolidated entities	(34,266)	123,965	(456)	22,606	(10,478)	(4,301)	(965,725)	—	—	(868,655)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	525,462	525,462
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	107,500	107,500
GAAP segment income	$2,298,610	$979,462	$598,464	$143,056	$138,866	$123,058	$(921,634)	$41,644	$632,962	$4,034,488

Depreciation and amortization	$(2,069,115)	$(646,368)	$(198,222)	$(85,581)	$(90,597)	$(77,387)	$(22,309)	$(27,066)	$—	$(3,216,645)

General and administrative										(69,504)
Management fee										(670,978)
Performance participation allocation										(592,932)
Impairment of investments in real estate										(630,438)
Loss from interest rate derivatives										(872,698)
Net gain on dispositions of real estate										1,587,293
Interest expense, net										(3,055,742)
Loss on extinguishment of debt										(76,847)
Other expense										(83,654)
Net loss										$(3,647,657)
Net loss attributable to non-controlling interests attributable to consolidated subsidiaries										$100,637
Net loss attributable to non-controlling interests in BREIT OP										262,867
Net loss attributable to BREIT stockholders										$(3,284,153)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$5,071,920	$1,421,546	$601,538	$168,495	$—	$216,464	$52,879	$71,304	$—	$7,604,146
Hospitality revenue	—	—	—	—	546,372	—	—	—	—	546,372
Other revenue	337,069	22,074	—	9,809	437	5,317	—	5,810	—	380,516
Total revenues	5,408,989	1,443,620	601,538	178,304	546,809	221,781	52,879	77,114	—	8,531,034
Expenses:
Rental property operating	2,995,730	474,650	2,873	59,189	—	93,712	9,764	34,617	—	3,670,535
Hospitality operating	—	—	—	—	385,515	—	—	—	—	385,515
Total expenses	2,995,730	474,650	2,873	59,189	385,515	93,712	9,764	34,617	—	4,056,050
Income (loss) from unconsolidated entities	71,934	(187,970)	(916)	20,523	(7,432)	(3,554)	24,834	—	—	(82,581)
Income from investments in real estate debt	4,631	—	—	—	—	—	—	—	740,264	744,895
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	201,614	201,614
Income from investments in equity securities(2)	61,482	—	—	—	—	—	—	—	—	61,482
GAAP segment income	$2,551,306	$781,000	$597,749	$139,638	$153,862	$124,515	$67,949	$42,497	$941,878	$5,400,394

Depreciation and amortization	$(2,315,889)	$(719,104)	$(205,964)	$(92,300)	$(89,725)	$(101,718)	$(22,169)	$(26,558)	$—	$(3,573,427)

General and administrative										(64,499)
Management fee										(713,643)
Impairment of investments in real estate										(382,174)
Loss from interest rate derivatives										(208,185)
Net gain on dispositions of real estate										2,130,204
Interest expense, net										(3,335,868)
Loss on extinguishment of debt										(107,736)
Other expense(2)										(124,848)
Net loss										$(979,782)
Net loss attributable to non-controlling interests attributable to consolidated subsidiaries										$33,599
Net loss attributable to non-controlling interests in BREIT OP										55,634
Net loss attributable to BREIT stockholders										$(890,549)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.
(2)Included within Other Expense on the Consolidated Statements of Operations is $58.8 million of net unrealized/realized gain related to equity securities.

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$5,158,551	$1,406,881	$601,538	$186,758	$—	$233,595	$51,372	$177,545	$—	$7,816,240
Hospitality revenue	—	—	—	—	694,491	—	—	—	—	694,491
Other revenue	364,575	26,596	—	8,186	7,686	4,678	—	11,953	—	423,674
Total revenues	5,523,126	1,433,477	601,538	194,944	702,177	238,273	51,372	189,498	—	8,934,405
Expenses:
Rental property operating	2,949,041	447,604	2,536	55,045	—	99,035	8,948	89,833	79	3,652,121
Hospitality operating	—	—	—	—	479,493	—	—	—	—	479,493
Total expenses	2,949,041	447,604	2,536	55,045	479,493	99,035	8,948	89,833	79	4,131,614
(Loss) income from unconsolidated entities	(58,325)	2,407	432,528	(2,091)	(6,566)	(1,188)	(246,824)	—	—	119,941
Income from investments in real estate debt	—	—	—	—	—	—	—	—	798,164	798,164
Change in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	191,703	191,703
(Loss) income from investments in equity securities(2)	45,206	7,696	—	—	—	—	—	—	—	52,902
GAAP segment income (loss)	$2,560,966	$995,976	$1,031,530	$137,808	$216,118	$138,050	$(204,400)	$99,665	$989,788	$5,965,501

Depreciation and amortization	$(2,417,457)	$(765,296)	$(207,513)	$(95,278)	$(110,516)	$(136,338)	$(22,094)	$(56,726)	$—	$(3,811,218)

General and administrative										(69,176)
Management fee										(839,237)
Loss from interest rate derivatives										(755,519)
Impairment of investments in real estate										(236,071)
Net gain on dispositions of real estate										1,935,021
Interest expense, net										(3,072,741)
Loss on extinguishment of debt										(40,300)
Other expense(2)										(56,221)
Net loss										$(979,961)
Net loss attributable to non-controlling interests attributable to consolidated subsidiaries										$247,989
Net loss attributable to non-controlling interests in BREIT OP										40,150
Net loss attributable to BREIT stockholders										$(691,822)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.
(2)Included within Other Expense on the Consolidated Statements of Operations is $37.9 million net unrealized/realized loss related to equity securities.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of December 31, 2025 and 2024, the Company was not involved in any material legal proceedings.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
Rental Housing Properties:
Multifamily Properties
	Atlanta, GA	22	$1,360,976	$308,339	$1,755,563	$8,522	$51,140	$316,861	$1,806,703	$2,123,564	$(330,868)	2017-2022
	Austin, TX	6	262,241	41,439	371,874	1,784	4,509	43,223	376,383	419,606	(58,731)	2021-2022
	Beaumont, TX	1	17,524	4,476	42,124	59	332	4,535	42,456	46,991	(5,152)	2022
	Birmingham, AL	1	35,915	6,924	75,152	146	286	7,070	75,438	82,508	(11,384)	2022
	Boston, MA	3	414,719	114,155	484,944	212	5,137	114,367	490,081	604,448	(66,320)	2021-2022
	Boulder, CO	1	51,816	11,045	98,486	388	3,242	11,433	101,728	113,161	(13,893)	2022
	Charleston, SC	1	32,111	6,349	47,763	318	332	6,667	48,095	54,762	(6,664)	2022
	Charlotte, NC	10	475,730	103,739	625,406	3,851	10,257	107,590	635,663	743,253	(123,367)	2019-2021
	Chicago, IL	2	102,690	18,924	100,248	1,055	4,044	19,979	104,292	124,271	(23,142)	2017-2022
	Dallas, TX	18	1,081,932	234,593	1,498,677	7,512	34,034	242,105	1,532,711	1,774,816	(242,617)	2020-2022
	Denver, CO	10	589,230	115,484	830,578	7,437	25,139	122,921	855,717	978,638	(161,929)	2017-2022
	Durham, NC	2	73,154	20,813	92,463	354	1,146	21,167	93,609	114,776	(22,255)	2020
	Greenville, SC	2	60,800	13,203	67,595	433	1,622	13,636	69,217	82,853	(11,527)	2021
	Houston, TX	5	128,411	46,044	255,055	1,139	3,764	47,183	258,819	306,002	(36,369)	2021-2022
	Jacksonville, FL	14	658,332	132,402	931,805	4,008	20,091	136,410	951,896	1,088,306	(169,726)	2017-2022
	Lakeland, FL	2	107,554	19,475	123,546	492	2,853	19,967	126,399	146,366	(23,081)	2019-2022
	Las Vegas, NV	21	1,175,133	258,884	1,408,418	7,236	20,126	266,120	1,428,544	1,694,664	(338,339)	2017-2022
	Los Angeles, CA	1	49,166	10,795	44,758	131	325	10,926	45,083	56,009	(11,026)	2019
	Louisville, KY	3	48,846	8,597	80,773	1,020	1,094	9,617	81,867	91,484	(14,771)	2018-2022
	Miami, FL	8	625,985	142,897	654,426	3,706	9,221	146,603	663,647	810,250	(135,529)	2017-2021
	Minneapolis, MN	1	62,178	9,466	62,198	138	1,232	9,604	63,430	73,034	(8,400)	2022
	Modesto, CA	2	79,454	5,006	68,782	620	2,559	5,626	71,341	76,967	(20,654)	2017-2018
	Naples, FL	1	63,520	14,247	106,199	173	868	14,420	107,067	121,487	(13,145)	2022
	Nashville, TN	5	188,152	33,320	313,755	823	3,064	34,143	316,819	350,962	(42,279)	2021-2022
	New York, NY	1	550,000	203,518	609,621	89	13,150	203,607	622,771	826,378	(73,782)	2022
	North Port, FL	3	134,410	28,937	280,072	259	1,783	29,196	281,855	311,051	(38,050)	2021-2022
	Olympia, WA	2	90,523	20,455	84,588	1,436	6,653	21,891	91,241	113,132	(31,830)	2017-2018
	Orlando, FL	14	827,060	173,923	1,103,389	11,583	17,448	185,506	1,120,837	1,306,343	(209,030)	2019-2022
	Panama City, FL	1	53,473	8,090	78,225	253	362	8,343	78,587	86,930	(10,005)	2022
	Philadelphia, PA	1	19,180	4,685	22,635	67	3,124	4,752	25,759	30,511	(3,627)	2022
	Phoenix, AZ	16	951,838	224,277	1,186,323	4,869	26,283	229,146	1,212,606	1,441,752	(234,831)	2017-2022
	Pittsburgh, PA	1	28,800	6,655	58,177	191	800	6,846	58,977	65,823	(7,480)	2022
	Portland, OR	7	278,371	83,713	383,331	1,228	8,650	84,941	391,981	476,922	(85,236)	2017-2022
	Raleigh, NC	9	452,256	74,447	587,437	2,471	8,882	76,918	596,319	673,237	(113,740)	2019-2022
	Richmond, VA	1	27,671	9,632	66,104	76	182	9,708	66,286	75,994	(8,318)	2022
	Riverside, CA	5	314,438	52,051	396,110	1,769	12,854	53,820	408,964	462,784	(97,072)	2019-2021
	Sacramento, CA	2	143,274	22,383	153,733	1,061	6,807	23,444	160,540	183,984	(47,829)	2018-2019
	San Antonio, TX	3	98,627	16,551	120,217	698	2,594	17,249	122,811	140,060	(26,513)	2018-2021
	San Diego, CA	1	66,759	33,055	71,972	210	1,613	33,265	73,585	106,850	(10,369)	2022
	Savannah, GA	1	28,925	5,613	35,434	215	401	5,828	35,835	41,663	(10,075)	2019
	Seattle, WA	4	212,774	48,804	269,877	1,933	8,018	50,737	277,895	328,632	(56,483)	2018-2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Stockton, CA	2	$84,188	$22,811	$116,339	$124	$157	$22,935	$116,496	$139,431	$(16,320)	2022
	Tampa, FL	15	819,605	154,433	1,095,756	3,824	12,209	158,257	1,107,965	1,266,222	(174,847)	2019-2022
	Urban Honolulu, HI	1	—	95,193	550,923	3,601	19,219	98,794	570,142	668,936	(116,119)	2021
	Virginia Beach, VA	1	38,850	10,115	64,932	111	308	10,226	65,240	75,466	(8,436)	2022
	Washington, DC	1	25,850	10,841	37,123	164	1,379	11,005	38,502	49,507	(4,905)	2022
Manufactured Housing
	Arcadia, FL	1	28,293	30,745	6,947	1,012	2,631	31,757	9,578	41,335	(6,264)	2020
	Atlanta, GA	1	18,827	13,057	1,496	727	1,265	13,784	2,761	16,545	(4,643)	2020
	Cape Coral, FL	1	—	9,036	1,044	242	3,148	9,278	4,192	13,470	(1,885)	2020
	Clewiston, FL	2	21,683	38,593	—	622	423	39,215	423	39,638	(6,139)	2020
	Lakeland, FL	2	12,108	30,698	754	1,196	1,133	31,894	1,887	33,781	(5,133)	2019-2020
	Miami, FL	3	83,010	132,039	2,032	1,709	3,410	133,748	5,442	139,190	(14,460)	2020-2021
	Naples, FL	1	—	3,664	383	220	2,630	3,884	3,013	6,897	(1,239)	2019
	Orlando, FL	7	61,607	175,058	9,841	6,099	15,206	181,157	25,047	206,204	(23,207)	2018-2020
	Palm Bay, FL	2	19,553	32,460	1,159	210	90	32,670	1,249	33,919	(3,973)	2020
	Phoenix, AZ	10	117,016	156,454	5,457	1,372	12,131	157,826	17,588	175,414	(31,095)	2018-2021
	Prescott Valley, AZ	2	10,768	10,329	785	527	151	10,856	936	11,792	(3,348)	2018-2020
	Sebastian, FL	1	12,882	19,117	983	819	1,129	19,936	2,112	22,048	(3,573)	2020
	Tampa, FL	6	44,220	84,650	4,077	610	3,050	85,260	7,127	92,387	(12,062)	2019-2020
	The Villages, FL	1	5,524	3,780	4,427	226	1,439	4,006	5,866	9,872	(2,987)	2020
	Tucson, AZ	1	8,141	12,620	1,838	261	1,339	12,881	3,177	16,058	(2,243)	2020
Student Housing
	Akron, OH	1	31,326	6,047	41,398	—	565	6,047	41,963	48,010	(3,409)	2022
	Albuquerque, NM	2	91,231	3,982	104,201	—	2,558	3,982	106,759	110,741	(13,671)	2022
	Ann Arbor, MI	3	132,234	22,186	168,159	—	8,760	22,186	176,919	199,105	(18,786)	2022
	Athens, GA	4	95,868	21,117	134,291	263	6,100	21,380	140,391	161,771	(37,038)	2018-2022
	Atlanta, GA	4	305,864	42,495	397,121	155	8,385	42,650	405,506	448,156	(49,709)	2021-2022
	Auburn, AL	3	155,603	23,107	217,562	197	3,744	23,304	221,306	244,610	(25,596)	2021-2022
	Austin, TX	13	435,655	186,835	829,937	14	35,250	186,849	865,187	1,052,036	(81,947)	2022
	Baton Rouge, LA	1	53,109	10,134	60,790	247	473	10,381	61,263	71,644	(9,031)	2022
	Binghamton, NY	1	128,660	23,571	145,350	—	4,037	23,571	149,387	172,958	(14,597)	2022
	Boone, NC	1	49,768	4,599	73,835	56	326	4,655	74,161	78,816	(11,125)	2021
	Boston, MA	3	215,218	14,260	244,236	—	49,710	14,260	293,946	308,206	(24,248)	2022
	Boulder, CO	4	128,646	39,263	208,584	—	4,047	39,263	212,631	251,894	(19,919)	2022
	Buffalo, NY	3	126,418	48,804	175,936	114	2,486	48,918	178,422	227,340	(25,640)	2021-2022
	Carbondale, IL	1	—	3,100	—	—	—	3,100	—	3,100	—	2022
	Champaign, IL	3	55,914	5,274	89,562	—	7,580	5,274	97,142	102,416	(9,942)	2022
	Charlotte, NC	2	80,710	16,386	73,347	—	7,818	16,386	81,165	97,551	(9,017)	2022
	College Station, TX	5	307,227	76,636	279,366	—	7,290	76,636	286,656	363,292	(27,831)	2022
	Columbia, MO	1	73,919	5,353	99,275	—	7,035	5,353	106,310	111,663	(9,807)	2022
	Columbia, SC	1	34,235	11,100	68,885	153	538	11,253	69,423	80,676	(9,416)	2022
	Columbus, OH	1	—	—	244	—	—	—	244	244	—	2022
	Dallas, TX	6	155,807	47,050	157,942	—	3,601	47,050	161,543	208,593	(15,824)	2022
	Eugene, OR	5	209,548	23,475	291,718	9	3,925	23,484	295,643	319,127	(27,570)	2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Flagstaff, AZ	5	$326,248	$8,781	$416,087	$—	$13,843	$8,781	$429,930	$438,711	$(43,859)	2022
	Fort Collins, CO	3	135,648	11,297	181,443	189	1,891	11,486	183,334	194,820	(21,917)	2021-2022
	Gainesville, FL	3	96,926	21,090	145,160	—	7,505	21,090	152,665	173,755	(14,145)	2022
	Greenville, SC	1	60,172	855	62,130	—	461	855	62,591	63,446	(5,615)	2022
	Houston, TX	4	61,893	5,883	42,346	—	3,719	5,883	46,065	51,948	(9,989)	2022
	Indianapolis, IN	2	92,445	577	150,355	—	1,685	577	152,040	152,617	(13,599)	2022
	Knoxville, TN	2	113,599	22,684	133,742	107	5,409	22,791	139,151	161,942	(21,662)	2021-2022
	Lafayette, IN	2	117,923	10,056	141,258	—	16,052	10,056	157,310	167,366	(13,762)	2022
	Lansing, MI	1	87,510	12,317	79,443	—	3,412	12,317	82,855	95,172	(8,491)	2022
	Lexington, KY	3	155,902	32,621	123,940	—	2,429	32,621	126,369	158,990	(12,521)	2022
	Los Angeles, CA	1	41,316	783	118,187	—	1,132	783	119,319	120,102	(10,803)	2022
	Louisville, KY	3	48,854	16,883	72,434	—	4,935	16,883	77,369	94,252	(7,544)	2022
	Lubbock, TX	7	222,729	57,660	337,160	—	6,278	57,660	343,438	401,098	(33,954)	2022
	Madison, WI	1	95,901	7,410	163,875	—	422	7,410	164,297	171,707	(14,199)	2022
	Mankato, MN	1	39,692	7,286	52,185	—	1,020	7,286	53,205	60,491	(5,246)	2022
	Minneapolis, MN	2	39,287	16,079	49,389	—	2,021	16,079	51,410	67,489	(7,390)	2022
	Morgantown, WV	1	35,307	3,134	20,684	—	950	3,134	21,634	24,768	(2,844)	2022
	Nashville, TN	1	—	11,700	614	—	16	11,700	630	12,330	—	2022
	Oklahoma City, OK	1	77,603	11,400	93,765	—	750	11,400	94,515	105,915	(8,358)	2022
	Orlando, FL	6	750,317	108,132	1,145,028	—	64,250	108,132	1,209,278	1,317,410	(114,406)	2021-2022
	Oxford, MS	1	22,840	6,779	16,658	—	1,349	6,779	18,007	24,786	(2,412)	2022
	Philadelphia, PA	4	324,022	583	618,426	—	9,155	583	627,581	628,164	(75,879)	2022
	Phoenix, AZ	13	484,278	33,922	1,009,244	—	260,835	33,922	1,270,079	1,304,001	(97,326)	2022-2024
	Portland, OR	1	31,089	93	94,652	—	1,293	93	95,945	96,038	(8,453)	2022
	Pullman, WA	1	51,264	20,172	27,016	768	232	20,940	27,248	48,188	(13,125)	2021
	Reno, NV	1	57,847	6,265	75,388	59	701	6,324	76,089	82,413	(11,441)	2021
	Richmond, VA	6	216,564	14,745	242,058	130	4,068	14,875	246,126	261,001	(22,089)	2022
	Rochester, NY	2	145,360	42,444	155,229	—	5,036	42,444	160,265	202,709	(18,915)	2022
	San Antonio, TX	2	98,910	21,357	82,319	—	1,574	21,357	83,893	105,250	(8,671)	2022
	San Diego, CA	2	101,268	39,901	131,211	201	5,294	40,102	136,505	176,607	(14,537)	2022
	San Francisco, CA	2	288,218	1,812	319,781	—	175,228	1,812	495,009	496,821	(34,439)	2022
	Seattle, WA	4	147,052	22,192	238,230	—	1,630	22,192	239,860	262,052	(20,332)	2022
	Syracuse, NY	2	32,407	1,693	59,712	—	869	1,693	60,581	62,274	(5,878)	2022
	Tallahassee, FL	6	463,816	74,759	506,945	53	8,046	74,812	514,991	589,803	(56,248)	2021-2022
	Tampa, FL	2	88,033	11,646	149,608	—	7,476	11,646	157,084	168,730	(15,685)	2022
	Toledo, OH	1	21,924	4,045	14,651	—	1,354	4,045	16,005	20,050	(2,325)	2022
	Trenton, NJ	1	66,019	3,915	74,726	—	839	3,915	75,565	79,480	(9,010)	2022
	Tucson, AZ	3	167,049	10,623	294,852	47	2,237	10,670	297,089	307,759	(30,613)	2022
	Tuscaloosa, AL	1	68,989	23,371	75,791	128	5,537	23,499	81,328	104,827	(12,767)	2022
	Waco, TX	2	30,419	6,387	68,585	—	8,982	6,387	77,567	83,954	(7,226)	2022
Single Family Rental
	Albuquerque, NM	10	680	711	2,515	18	77	729	2,592	3,321	(285)	2022
	Athens, GA	7	1,755	430	1,954	9	81	439	2,035	2,474	(255)	2021-2022
	Atlanta, GA	2,393	1,007,250	185,207	806,801	6,839	56,170	192,046	862,971	1,055,017	(132,052)	2014-2023

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Augusta, GA	4	$550	$177	$824	$8	$72	$185	$896	$1,081	$(115)	2021-2022
	Austin, TX	57	13,582	4,652	19,229	287	1,073	4,939	20,302	25,241	(3,320)	2015-2022
	Baltimore, MD	212	42,101	22,844	50,774	544	4,072	23,388	54,846	78,234	(8,589)	2015-2022
	Bellingham, WA	1	221	109	223	6	4	115	227	342	(41)	2015
	Boulder, CO	9	4,275	1,542	5,429	36	137	1,578	5,566	7,144	(880)	2015-2020
	Bremerton, WA	114	37,069	17,766	41,798	401	1,536	18,167	43,334	61,501	(6,134)	2018-2022
	Cape Coral, FL	55	11,854	3,624	12,559	298	1,016	3,922	13,575	17,497	(1,865)	2014-2023
	Charlotte, NC	412	120,906	38,185	148,037	1,168	6,641	39,353	154,678	194,031	(23,304)	2015-2023
	Chicago, IL	636	153,683	50,272	170,223	3,029	13,604	53,301	183,827	237,128	(29,855)	2012-2023
	Colorado Springs, CO	845	253,577	81,503	319,851	2,239	15,768	83,742	335,619	419,361	(48,598)	2014-2023
	Columbia, SC	136	21,359	6,150	29,976	207	2,205	6,357	32,181	38,538	(4,779)	2017-2023
	Dallas, TX	1,228	306,841	105,715	395,199	8,564	23,107	114,279	418,306	532,585	(67,336)	2013-2023
	Deltona, FL	1	310	93	305	3	15	96	320	416	(35)	2022
	Denver, CO	789	314,297	112,856	375,203	2,857	12,929	115,713	388,132	503,845	(57,878)	2013-2023
	Durham, NC	9	2,458	724	2,898	11	22	735	2,920	3,655	(378)	2016-2022
	Fort Collins, CO	93	34,986	8,618	41,751	371	1,550	8,989	43,301	52,290	(6,639)	2013-2022
	Gainesville, GA	2	805	193	962	3	62	196	1,024	1,220	(173)	2015-2018
	Greeley, CO	136	47,138	14,056	56,362	270	2,063	14,326	58,425	72,751	(8,575)	2013-2023
	Greensboro, NC	40	11,732	3,495	15,802	138	882	3,633	16,684	20,317	(2,767)	2015-2022
	Greenville, SC	13	2,744	716	3,450	37	188	753	3,638	4,391	(491)	2021-2022
	Houston, TX	187	38,510	9,913	46,181	1,113	3,736	11,026	49,917	60,943	(8,435)	2013-2022
	Indianapolis, IN	85	20,260	6,039	24,315	280	1,990	6,319	26,305	32,624	(4,431)	2015-2022
	Jacksonville, FL	147	40,979	14,156	49,493	621	2,212	14,777	51,705	66,482	(8,510)	2014-2022
	Kansas City, MO	240	62,745	19,135	81,226	1,053	6,249	20,188	87,475	107,663	(14,215)	2015-2022
	Lakeland, FL	1	168	45	171	4	42	49	213	262	(31)	2021
	Las Vegas, NV	201	61,972	25,405	65,934	422	1,364	25,827	67,298	93,125	(8,300)	2021-2023
	Los Angeles, CA	57	22,788	9,615	26,840	243	866	9,858	27,706	37,564	(4,136)	2015-2022
	Louisville, KY	1	175	73	141	6	16	79	157	236	(6)	2022
	Miami, FL	65	21,753	7,085	22,751	357	1,418	7,442	24,169	31,611	(4,079)	2014-2023
	Minneapolis, MN	877	238,294	92,894	278,191	3,336	21,803	96,230	299,994	396,224	(45,513)	2015-2022
	Modesto, CA	5	1,743	807	1,540	10	34	817	1,574	2,391	(113)	2015-2019
	Mount Vernon, WA	4	1,520	806	1,120	8	7	814	1,127	1,941	(131)	2015-2016
	Myrtle Beach, SC	2	398	94	458	2	5	96	463	559	(50)	2022
	Naples, FL	7	2,689	766	2,729	69	36	835	2,765	3,600	(477)	2014-2016
	Nashville, TN	136	39,061	12,328	45,210	397	2,282	12,725	47,492	60,217	(7,064)	2017-2023
	North Port, FL	177	49,587	15,722	57,646	1,369	4,140	17,091	61,786	78,877	(10,431)	2014-2022
	Ogden, UT	56	18,199	6,905	20,946	145	884	7,050	21,830	28,880	(2,959)	2017-2023
	Oklahoma City, OK	19	3,840	947	4,553	61	170	1,008	4,723	5,731	(628)	2014-2022
	Olympia, WA	84	28,774	13,050	33,401	312	1,294	13,362	34,695	48,057	(5,197)	2015-2022
	Orlando, FL	521	142,383	47,065	170,313	3,454	11,580	50,519	181,893	232,412	(29,551)	2014-2023
	Oxnard, CA	1	369	221	548	14	18	235	566	801	(7)	2015
	Palm Bay, FL	25	5,483	1,931	6,447	72	463	2,003	6,910	8,913	(996)	2016-2022
	Philadelphia, PA	140	31,965	14,872	42,639	646	3,945	15,518	46,584	62,102	(7,913)	2016-2022
	Phoenix, AZ	510	129,246	67,718	139,256	1,462	5,499	69,180	144,755	213,935	(18,858)	2020-2023

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Pittsburgh, PA	51	$11,670	$4,184	$14,018	$100	$979	$4,284	$14,997	$19,281	$(1,405)	2016-2021
	Port St. Lucie, FL	1	155	48	156	11	17	59	173	232	(23)	2022
	Portland, OR	286	109,951	58,946	111,402	909	3,956	59,855	115,358	175,213	(18,524)	2015-2023
	Provo, UT	9	3,417	1,284	3,346	26	121	1,310	3,467	4,777	(508)	2018-2023
	Punta Gorda, FL	5	1,323	424	1,323	46	157	470	1,480	1,950	(298)	2015-2018
	Raleigh, NC	81	21,684	6,586	25,997	174	1,121	6,760	27,118	33,878	(4,078)	2015-2023
	Richmond, VA	90	19,689	6,451	23,493	179	1,196	6,630	24,689	31,319	(3,680)	2015-2022
	Riverside, CA	215	80,954	32,105	98,543	1,223	4,397	33,328	102,940	136,268	(16,228)	2014-2023
	Sacramento, CA	69	30,677	11,728	33,284	333	893	12,061	34,177	46,238	(5,282)	2015-2022
	Salt Lake City, UT	53	18,120	6,984	20,093	189	880	7,173	20,973	28,146	(2,840)	2016-2023
	San Antonio, TX	118	23,101	6,912	31,276	443	2,400	7,355	33,676	41,031	(5,507)	2014-2023
	San Diego, CA	7	3,351	2,102	5,393	21	38	2,123	5,431	7,554	(875)	2015-2018
	Sanford, NC	3	178	170	702	4	28	174	730	904	(97)	2021-2022
	Seattle, WA	687	262,503	135,520	270,279	2,387	10,167	137,907	280,446	418,353	(42,052)	2014-2023
	St. Louis, MO	131	27,421	8,777	35,577	512	2,985	9,289	38,562	47,851	(5,957)	2016-2023
	Stockton, CA	8	2,579	1,581	2,710	34	101	1,615	2,811	4,426	(252)	2016-2021
	Tampa, FL	742	195,730	76,835	232,819	5,167	16,175	82,002	248,994	330,996	(39,864)	2014-2023
	Tulsa, OK	38	7,593	1,810	9,468	199	622	2,009	10,090	12,099	(1,396)	2014-2022
	Washington, DC	225	60,698	28,959	67,499	672	4,352	29,631	71,851	101,482	(11,516)	2015-2023
	Winston, NC	24	5,722	1,535	6,852	73	409	1,608	7,261	8,869	(1,134)	2015-2022

Senior Housing
	Quebec, Canada	4	92,580	7,503	156,726	—	14,196	7,503	170,922	178,425	(14,911)	2021
Affordable Housing(4)
	Albuquerque, NM	2	29,980	17,424	24,430	238	1,636	17,662	26,066	43,728	(4,374)	2021
	Ann Arbor, MI	2	20,525	4,705	21,171	290	539	4,995	21,710	26,705	(3,744)	2021
	Atlanta, GA	3	34,670	26,259	62,254	128	6,538	26,387	68,792	95,179	(11,880)	2021
	Austin, TX	8	171,842	34,713	153,151	514	73,739	35,227	226,890	262,117	(24,687)	2021
	Bakersfield, CA	2	5,922	6,460	4,260	—	636	6,460	4,896	11,356	(815)	2021
	Baltimore, MD	5	26,703	40,041	44,475	161	2,112	40,202	46,587	86,789	(7,693)	2021
	Beaumont, TX	3	4,489	4,065	18,628	276	601	4,341	19,229	23,570	(3,149)	2021
	Boston, MA	2	8,910	8,334	12,735	4	376	8,338	13,111	21,449	(4,017)	2021
	Boulder, CO	3	70,025	16,410	80,829	367	1,180	16,777	82,009	98,786	(12,715)	2021
	Brownsville, TN	1	—	2,750	—	—	—	2,750	—	2,750	—	2021
	Canton, OH	2	7,307	1,940	13,260	10	458	1,950	13,718	15,668	(2,104)	2021
	Cape Coral, FL	2	60,775	14,232	96,599	141	3,638	14,373	100,237	114,610	(15,253)	2021
	Charlotte, NC	5	39,047	23,771	36,046	371	1,434	24,142	37,480	61,622	(6,323)	2021
	Charlottesville, VA	1	80	5,940	21,640	—	1,446	5,940	23,086	29,026	(3,607)	2021
	Chicago, IL	3	8,525	3,834	12,518	307	1,187	4,141	13,705	17,846	(2,274)	2021
	Cincinnati, OH	6	117,270	14,372	99,368	482	40,107	14,854	139,475	154,329	(14,919)	2021
	Cleveland, OH	1	17,167	3,460	20,280	40	646	3,500	20,926	24,426	(3,220)	2021
	College Station, TX	1	6,439	3,160	12,540	119	163	3,279	12,703	15,982	(1,993)	2021
	Columbus, OH	2	16,690	6,440	40,980	196	2,143	6,636	43,123	49,759	(6,668)	2021
	Crestview, FL	1	11,281	3,740	9,750	167	739	3,907	10,489	14,396	(1,744)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Dallas, TX	27	$383,361	$126,032	$373,959	$2,660	$100,454	$128,692	$474,413	$603,105	$(61,029)	2021
	Deltona, FL	2	43,235	13,392	60,244	156	1,987	13,548	62,231	75,779	(9,221)	2021
	Denver, CO	9	225,628	62,721	354,774	1,194	7,979	63,915	362,753	426,668	(56,265)	2021
	Detroit, MI	3	7,528	2,979	13,806	54	1,062	3,033	14,868	17,901	(2,452)	2021
	Douglas, GA	1	—	810	1,290	15	49	825	1,339	2,164	(217)	2021
	Duluth, MN	2	5,231	500	11,820	14	277	514	12,097	12,611	(1,842)	2021
	Durham, NC	1	4,066	2,320	9,380	5	451	2,325	9,831	12,156	(1,525)	2021
	El Centro, CA	2	6,366	6,260	4,200	1	616	6,261	4,816	11,077	(823)	2021
	Evansville, IN	1	2,533	1,280	2,310	33	146	1,313	2,456	3,769	(409)	2021
	Fort Collins, CO	5	93,261	27,370	124,669	689	3,042	28,059	127,711	155,770	(19,896)	2021
	Fresno, CA	4	18,239	12,596	9,556	44	1,278	12,640	10,834	23,474	(2,385)	2021
	Gillette, WY	1	—	1,520	—	—	—	1,520	—	1,520	—	2021
	Grand Rapids, MI	1	3,979	1,250	2,220	9	1,137	1,259	3,357	4,616	(562)	2021
	Greeley, CO	1	6,479	7,560	39,742	—	22	7,560	39,764	47,324	(6,024)	2021
	Greenville, SC	4	23,834	10,348	29,089	260	941	10,608	30,030	40,638	(4,882)	2021
	Hammond, LA	2	409	1,260	3,230	3	452	1,263	3,682	4,945	(591)	2021
	Hanford, CA	1	1,748	2,238	1,023	142	447	2,380	1,470	3,850	(245)	2021
	Hartford, CT	1	3,289	3,200	3,350	—	42	3,200	3,392	6,592	(560)	2021
	Heber, UT	1	22,685	8,450	19,660	59	1,897	8,509	21,557	30,066	(3,260)	2021
	Houston, TX	23	265,422	109,793	359,291	864	19,435	110,657	378,726	489,383	(54,365)	2021
	Indianapolis, IN	1	18,730	2,472	8,139	81	334	2,553	8,473	11,026	(1,505)	2021
	Jackson, MS	1	—	1,580	2,500	3	139	1,583	2,639	4,222	(426)	2021
	Jacksonville, FL	4	117,904	29,558	173,773	281	2,488	29,839	176,261	206,100	(26,628)	2021
	Kansas City, MO	6	72,530	13,382	108,720	1,177	9,259	14,559	117,979	132,538	(18,069)	2021
	Killeen, TX	1	3,288	2,860	4,690	37	433	2,897	5,123	8,020	(831)	2021
	Lakeland, FL	1	676	2,470	5,534	9	99	2,479	5,633	8,112	(914)	2021
	Las Vegas, NV	7	116,484	73,590	239,165	328	1,278	73,918	240,443	314,361	(26,834)	2021
	Lincoln, IL	1	1,100	340	1,080	73	209	413	1,289	1,702	(228)	2021
	Lincoln, NE	1	7,818	3,767	16,894	228	3,640	3,995	20,534	24,529	(3,738)	2021
	Los Angeles, CA	26	285,652	170,441	510,196	1,084	13,516	171,525	523,712	695,237	(61,647)	2021
	Lynchburg, VA	2	3,994	3,193	9,682	5	123	3,198	9,805	13,003	(979)	2021
	Madera, CA	1	3,256	1,750	1,530	—	374	1,750	1,904	3,654	(305)	2021
	McAllen, TX	2	2,022	324	1,223	28	89	352	1,312	1,664	(279)	2021
	Memphis, TN	2	890	483	2,685	33	829	516	3,514	4,030	(539)	2021
	Miami, FL	32	1,166,567	372,153	1,662,211	2,971	25,891	375,124	1,688,102	2,063,226	(250,356)	2021-2022
	Midland, TX	1	—	3,610	6,940	17	521	3,627	7,461	11,088	(1,207)	2021
	Modesto, CA	2	4,503	7,400	18,610	29	218	7,429	18,828	26,257	(2,968)	2021
	Morristown, TN	1	—	290	—	—	—	290	—	290	—	2021
	New Orleans, LA	4	29,834	8,900	10,033	3	823	8,903	10,856	19,759	(5,157)	2021
	New York, NY	1	5,250	2,046	6,705	31	93	2,077	6,798	8,875	(943)	2021
	Ogden, UT	2	9,217	8,930	14,240	199	662	9,129	14,902	24,031	(2,371)	2021
	Omaha, NE	1	14,993	3,970	21,410	92	1,832	4,062	23,242	27,304	(3,835)	2021
	Orlando, FL	1	37,743	5,970	30,585	38	2,946	6,008	33,531	39,539	(4,686)	2021
	Oxnard, CA	3	54,135	30,810	29,339	79	505	30,889	29,844	60,733	(4,960)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Palm Bay, FL	3	$67,145	$20,385	$79,869	$228	$2,488	$20,613	$82,357	$102,970	$(12,581)	2021
	Pensacola, FL	1	6,000	3,330	6,590	2	498	3,332	7,088	10,420	(1,138)	2021
	Phoenix, AZ	5	77,015	23,633	114,611	730	5,866	24,363	120,477	144,840	(19,091)	2021
	Pittsburgh, PA	1	5,899	2,632	11,430	16	165	2,648	11,595	14,243	(983)	2021
	Raleigh, NC	1	9,721	2,330	10,850	97	453	2,427	11,303	13,730	(1,788)	2021
	Red Bluff, CA	1	1,227	2,610	1,620	17	215	2,627	1,835	4,462	(318)	2021
	Reno, NV	1	6,244	8,950	15,350	119	115	9,069	15,465	24,534	(2,498)	2021
	Richmond, VA	3	18,049	7,080	38,279	30	174	7,110	38,453	45,563	(3,825)	2021
	Riverside, CA	7	53,682	49,243	47,560	924	3,536	50,167	51,096	101,263	(7,708)	2021
	Sacramento, CA	16	140,905	46,727	311,115	1,613	5,964	48,340	317,079	365,419	(48,475)	2021
	Salinas, CA	4	47,040	22,830	93,729	59	3,481	22,889	97,210	120,099	(14,876)	2021
	Salisbury, MD	1	4,198	4,240	3,860	300	278	4,540	4,138	8,678	(683)	2021
	Salt Lake City, UT	3	68,629	25,727	121,438	76	2,490	25,803	123,928	149,731	(17,555)	2021-2022
	San Antonio, TX	4	23,281	12,430	37,706	125	998	12,555	38,704	51,259	(7,092)	2021
	San Diego, CA	6	105,192	36,467	95,049	272	4,351	36,739	99,400	136,139	(16,253)	2021-2022
	San Francisco, CA	4	68,900	22,836	86,547	266	2,829	23,102	89,376	112,478	(11,915)	2021
	San Jose, CA	8	69,714	30,108	185,033	333	1,732	30,441	186,765	217,206	(25,448)	2021
	San Luis Obispo, CA	4	18,329	11,650	25,910	60	1,187	11,710	27,097	38,807	(4,275)	2021
	Santa Rosa, CA	1	27,400	12,190	55,290	366	1,088	12,556	56,378	68,934	(8,907)	2021
	Seattle, WA	4	92,551	26,130	219,804	356	13,157	26,486	232,961	259,447	(37,142)	2021
	Sebastian, FL	1	14,850	9,680	39,390	119	1,150	9,799	40,540	50,339	(6,417)	2021
	Sherman, TX	1	3,996	2,660	1,570	143	741	2,803	2,311	5,114	(475)	2021
	St. Louis, MO	3	36,598	10,581	55,360	337	6,818	10,918	62,178	73,096	(9,124)	2021
	Sterling, CO	1	3,292	1,940	1,322	—	316	1,940	1,638	3,578	(360)	2021
	Stockton, CA	1	28,007	10,740	44,000	9	1,818	10,749	45,818	56,567	(7,121)	2021
	Tampa, FL	6	160,713	55,733	210,078	668	4,066	56,401	214,144	270,545	(32,247)	2021-2022
	Tyler, TX	2	4,511	6,310	18,010	442	508	6,752	18,518	25,270	(3,009)	2021
	Virginia Beach, VA	2	3,528	9,441	16,009	119	1,232	9,560	17,241	26,801	(2,987)	2021
	Visalia, CA	2	3,668	4,190	2,340	—	442	4,190	2,782	6,972	(464)	2021
	Waco, TX	1	6,383	3,520	13,140	140	197	3,660	13,337	16,997	(2,102)	2021
	Washington, DC	34	693,020	432,229	912,701	2,038	28,902	434,267	941,603	1,375,870	(130,920)	2021
	Yuba City, CA	2	2,960	5,658	1,800	—	1,531	5,658	3,331	8,989	(524)	2021
Total Rental Housing Properties:		14,432	31,746,016	8,837,306	41,947,076	188,875	1,937,247	9,026,181	43,884,323	52,910,504	(6,658,354)

Industrial Properties:
Cold Storage Warehouse
	Atlanta, GA	1	39,067	3,134	30,119	—	2,442	3,134	32,561	35,695	(8,941)	2018
	Austin, TX	1	23,726	3,132	19,010	—	3,248	3,132	22,258	25,390	(6,365)	2018
	Baltimore, MD	1	42,549	5,789	38,820	—	8	5,789	38,828	44,617	(8,687)	2018
	San Francisco, CA	1	56,428	6,785	46,830	—	1,736	6,785	48,566	55,351	(10,240)	2018
	Stockton, CA	2	82,909	16,775	64,183	—	1,516	16,775	65,699	82,474	(14,893)	2018
Industrial
	Allentown, PA	6	45,998	7,025	56,395	—	2,280	7,025	58,675	65,700	(9,383)	2020-2021
	Atlanta, GA	103	905,714	197,821	827,557	111	69,855	197,932	897,412	1,095,344	(179,319)	2017-2022

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Austin, TX	2	$29,757	$15,803	$23,622	$—	$6,826	$15,803	$30,448	$46,251	$(5,452)	2019-2021
	Baltimore, MD	5	117,650	27,965	132,254	—	8,334	27,965	140,588	168,553	(20,342)	2018-2021
	Baton Rouge, LA	1	19,497	5,893	15,035	—	52	5,893	15,087	20,980	(2,154)	2021
	Boston, MA	1	55,083	14,986	56,210	—	3,217	14,986	59,427	74,413	(8,293)	2021
	Charlotte, NC	11	90,612	28,712	88,250	5,225	4,749	33,937	92,999	126,936	(15,997)	2018-2021
	Chicago, IL	110	1,472,974	379,071	1,365,909	—	83,715	379,071	1,449,624	1,828,695	(339,124)	2017-2022
	Cincinnati, OH	25	284,398	51,953	382,289	—	26,479	51,953	408,768	460,721	(109,277)	2019-2021
	Columbus, OH	23	427,981	52,102	425,604	—	34,185	52,102	459,789	511,891	(87,859)	2018-2021
	Dallas, TX	35	760,329	101,337	687,897	3,307	131,471	104,644	819,368	924,012	(154,944)	2017-2021
	Davenport, IA	1	13,813	1,507	10,469	—	4	1,507	10,473	11,980	(1,503)	2021
	Deltona, FL	1	8,441	1,383	8,309	—	173	1,383	8,482	9,865	(1,202)	2021
	Denver, CO	6	141,578	33,897	136,057	—	11,830	33,897	147,887	181,784	(36,916)	2018-2021
	Durham, NC	5	90,076	13,551	82,015	—	3,555	13,551	85,570	99,121	(13,984)	2019-2022
	El Paso, TX	13	163,894	17,263	126,418	—	14,197	17,263	140,615	157,878	(54,173)	2019
	Fond du Lac, WI	1	9,644	954	9,494	—	884	954	10,378	11,332	(2,254)	2021
	Greensboro, NC	46	447,111	66,394	405,127	8,343	46,638	74,737	451,765	526,502	(91,427)	2020-2021
	Greenville, SC	1	4,415	1,165	4,378	—	824	1,165	5,202	6,367	(1,399)	2018
	Harrisburg, PA	12	286,194	31,946	294,971	—	19,706	31,946	314,677	346,623	(106,545)	2017-2019
	Hickory, NC	1	12,767	2,900	18,732	—	125	2,900	18,857	21,757	(4,478)	2021
	Houston, TX	19	214,651	34,275	209,697	—	16,673	34,275	226,370	260,645	(48,179)	2017-2021
	Indianapolis, IN	31	591,742	90,169	561,243	—	23,269	90,169	584,512	674,681	(133,090)	2018-2021
	Jacksonville, FL	2	30,725	3,901	26,716	—	2,202	3,901	28,918	32,819	(6,733)	2017-2018
	Jefferson, GA	1	33,788	4,784	44,062	—	1,024	4,784	45,086	49,870	(5,405)	2021
	Lakeland, FL	4	77,655	10,510	78,508	—	6,536	10,510	85,044	95,554	(24,488)	2019-2021
	Las Vegas, NV	10	309,396	73,042	354,478	—	5,310	73,042	359,788	432,830	(53,659)	2019-2021
	Los Angeles, CA	4	113,184	57,469	90,531	—	5,229	57,469	95,760	153,229	(24,223)	2018-2021
	Louisville, KY	8	94,428	19,693	105,051	—	9,688	19,693	114,739	134,432	(32,191)	2018-2021
	Memphis, TN	16	237,400	38,683	209,427	—	22,316	38,683	231,743	270,426	(47,758)	2018-2021
	Miami, FL	13	164,284	62,810	162,388	—	7,259	62,810	169,647	232,457	(25,015)	2018-2021
	Milwaukee, WI	13	141,398	21,136	135,892	—	7,809	21,136	143,701	164,837	(30,084)	2019-2021
	Minneapolis, MN	56	534,936	125,038	464,006	—	34,011	125,038	498,017	623,055	(121,426)	2019-2021
	Nashville, TN	5	122,943	53,493	81,733	1,724	10,454	55,217	92,187	147,404	(23,382)	2017-2021
	New York, NY	20	379,315	92,675	299,985	1,788	61,249	94,463	361,234	455,697	(50,695)	2018-2021
	Orlando, FL	19	228,447	46,751	214,102	—	14,805	46,751	228,907	275,658	(60,380)	2017-2021
	Oxnard, CA	4	46,043	12,988	28,129	—	1,121	12,988	29,250	42,238	(5,774)	2018-2021
	Philadelphia, PA	12	285,494	73,010	213,109	—	16,530	73,010	229,639	302,649	(38,271)	2018-2021
	Racine, WI	5	94,839	14,284	92,290	—	5,539	14,284	97,829	112,113	(23,320)	2020
	Raleigh, NC	2	25,936	1,664	12,033	—	2,015	1,664	14,048	15,712	(3,206)	2018
	Reading, PA	3	42,834	10,787	66,636	—	3,660	10,787	70,296	81,083	(19,028)	2019
	Reno, NV	19	191,156	39,018	99,130	—	7,671	39,018	106,801	145,819	(38,111)	2019-2021
	Richmond, VA	9	67,626	15,892	78,240	—	13,640	15,892	91,880	107,772	(32,520)	2019
	Riverside, CA	19	427,683	151,842	322,462	8,945	60,217	160,787	382,679	543,466	(67,262)	2018-2021
	Sacramento, CA	1	35,668	2,915	23,934	—	483	2,915	24,417	27,332	(3,951)	2020
	Salt Lake City, UT	6	138,525	49,000	161,262	10,749	12,115	59,749	173,377	233,126	(24,332)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Antonio, TX	17	$110,710	$14,425	$97,241	$—	$6,832	$14,425	$104,073	$118,498	$(21,301)	2019-2021
	San Diego, CA	5	70,672	43,988	43,295	—	3,353	43,988	46,648	90,636	(9,091)	2018-2021
	San Francisco, CA	2	45,746	29,316	59,437	—	1,007	29,316	60,444	89,760	(9,508)	2020-2021
	Savannah, GA	2	71,089	7,119	40,271	—	10,026	7,119	50,297	57,416	(13,935)	2018
	Scranton, PA	2	62,315	11,400	74,903	—	1,438	11,400	76,341	87,741	(17,145)	2019-2021
	Seattle, WA	5	52,658	13,128	40,949	—	1,432	13,128	42,381	55,509	(9,029)	2018-2021
	Stockton, CA	3	72,269	9,260	70,899	—	258	9,260	71,157	80,417	(11,359)	2020
	Tampa, FL	21	203,317	39,792	208,100	—	10,700	39,792	218,800	258,592	(40,246)	2018-2021
	Vallejo, CA	2	34,489	13,614	35,040	—	438	13,614	35,478	49,092	(6,180)	2019-2020
	Virginia Beach, VA	2	14,572	4,004	12,439	—	2,026	4,004	14,465	18,469	(6,964)	2019
	Washington, DC	13	136,285	43,203	102,400	—	17,040	43,203	119,440	162,643	(38,568)	2018-2021
	Wausau, WI	1	5,677	2,375	4,655	—	—	2,375	4,655	7,030	(789)	2021
	Winchester, VA	2	32,318	5,176	32,391	—	3,597	5,176	35,988	41,164	(8,356)	2018
	Winston-Salem, NC	7	59,408	8,720	48,259	—	6,749	8,720	55,008	63,728	(14,661)	2018-2021
	Worcester, MA	1	54,849	9,388	60,207	—	3,049	9,388	63,256	72,644	(8,645)	2021
	York, PA	1	35,261	6,792	26,663	—	654	6,792	27,317	34,109	(6,293)	2018
Total Industrial Properties:		802	11,324,336	2,456,772	10,448,147	40,192	897,473	2,496,964	11,345,620	13,842,584	(2,459,704)

Net Lease Properties:
	Las Vegas, NV	2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(1,028,142)	2019-2022
Total Net Lease Properties:		2	6,035,000	1,789,158	6,446,966	—	12	1,789,158	6,446,978	8,236,136	(1,028,142)

Data Center Properties:
	Washington, DC	14	337,294	165,361	679,673	—	130	165,361	679,803	845,164	(84,893)	2019-2022
Total Data Center Properties:		14	337,294	165,361	679,673	—	130	165,361	679,803	845,164	(84,893)

Hospitality Properties:
Full Service Hotels
	Atlanta, GA	1	186,998	30,482	289,353	—	20,445	30,482	309,798	340,280	(84,895)	2019
Select Service Hotels
	Atlanta, GA	2	29,545	19,825	68,875	34	6,722	19,859	75,597	95,456	(20,778)	2017-2021
	Austin, TX	3	89,080	59,950	156,215	105	2,727	60,055	158,942	218,997	(25,441)	2019-2021
	Bloomington, IN	1	15,766	—	24,783	7	3,001	7	27,784	27,791	(7,531)	2019
	Boston, MA	2	71,769	1,945	87,882	9	3,882	1,954	91,764	93,718	(21,409)	2017-2022
	Chicago, IL	2	47,298	14,792	48,244	74	15,696	14,866	63,940	78,806	(18,726)	2019
	Colorado Springs, CO	6	44,836	26,247	58,645	222	10,782	26,469	69,427	95,896	(20,225)	2019
	Crestview, FL	1	11,974	1,966	8,214	14	2,552	1,980	10,766	12,746	(2,971)	2019
	Denver, CO	1	7,683	3,950	10,475	91	2,679	4,041	13,154	17,195	(3,990)	2019
	Hilo, HI	1	47,484	4,715	94,476	1,129	16,914	5,844	111,390	117,234	(45,123)	2019
	Key West, FL	6	126,338	67,428	199,025	80	17,369	67,508	216,394	283,902	(30,889)	2021
	Las Vegas, NV	2	23,762	3,341	29,972	38	774	3,379	30,746	34,125	(13,175)	2018
	Los Angeles, CA	1	43,338	26,240	53,682	31	7,617	26,271	61,299	87,570	(11,213)	2022
	Miami, FL	2	16,764	2,655	17,711	8	4,318	2,663	22,029	24,692	(6,697)	2019
	Nashville, TN	1	57,233	25,144	77,202	—	4,440	25,144	81,642	106,786	(10,908)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	Orlando, FL	2	$34,127	$5,623	$37,803	$63	$1,585	$5,686	$39,388	$45,074	$(17,234)	2018
	Philadelphia, PA	1	25,827	6,007	43,219	—	548	6,007	43,767	49,774	(7,900)	2022
	Sacramento, CA	1	8,265	—	24,778	552	1,219	552	25,997	26,549	(13,101)	2017
	Salt Lake City, UT	2	18,760	2,154	30,360	99	7,698	2,253	38,058	40,311	(10,955)	2019
	San Jose, CA	3	37,397	33,812	70,675	174	4,705	33,986	75,380	109,366	(27,296)	2017-2022
	Santa Rosa, CA	1	6,323	2,538	13,651	—	—	2,538	13,651	16,189	(11,013)	2018
	Seattle, WA	1	12,972	2,894	30,395	—	1,539	2,894	31,934	34,828	(9,415)	2018
	Tampa, FL	1	11,984	2,088	13,234	17	1,037	2,105	14,271	16,376	(6,257)	2017
	Washington, DC	3	111,780	58,282	116,383	11	6,804	58,293	123,187	181,480	(21,305)	2019-2022
Total Hospitality:		47	1,087,303	402,078	1,605,252	2,758	145,053	404,836	1,750,305	2,155,141	(448,447)

Self Storage Properties:
	Akron, OH	2	13,272	2,929	19,068	—	175	2,929	19,243	22,172	(3,445)	2020-2022
	Austin, TX	2	16,789	3,678	27,393	—	2,096	3,678	29,489	33,167	(3,830)	2022
	Baltimore, MD	1	9,320	791	6,503	—	39	791	6,542	7,333	(1,472)	2019
	Cape Coral, FL	1	9,356	1,456	4,214	13	284	1,469	4,498	5,967	(1,100)	2019
	Charleston, SC	2	7,564	4,160	3,724	—	116	4,160	3,840	8,000	(939)	2019
	Cleveland, OH	4	19,073	4,209	23,492	—	2,601	4,209	26,093	30,302	(4,898)	2020-2022
	College Station, TX	1	8,748	2,738	8,790	—	5	2,738	8,795	11,533	(1,578)	2021
	Colorado Springs, CO	1	5,270	1,675	10,451	—	83	1,675	10,534	12,209	(1,413)	2022
	Corpus Christi, TX	2	16,806	4,044	16,128	—	312	4,044	16,440	20,484	(3,065)	2020-2021
	Dallas, TX	2	16,419	5,082	14,381	—	166	5,082	14,547	19,629	(3,110)	2020-2022
	Denver, CO	1	9,701	2,338	17,349	—	24	2,338	17,373	19,711	(2,261)	2022
	Detroit, MI	3	17,350	4,248	15,575	77	875	4,325	16,450	20,775	(3,032)	2020-2021
	Fayetteville, NC	4	38,323	5,891	35,439	27	330	5,918	35,769	41,687	(6,595)	2019-2022
	Fresno, CA	1	6,919	1,083	5,270	—	63	1,083	5,333	6,416	(1,040)	2020
	Gulfport, MS	2	12,583	3,097	23,810	8	206	3,105	24,016	27,121	(3,253)	2022
	Houston, TX	7	41,799	10,572	36,574	8	2,930	10,580	39,504	50,084	(6,614)	2020-2022
	Kingsville, TX	1	6,238	1,010	8,479	—	23	1,010	8,502	9,512	(1,220)	2022
	Knoxville, TN	1	3,674	1,750	3,704	11	57	1,761	3,761	5,522	(753)	2020
	Lakeland, FL	5	52,052	9,666	52,771	—	5,369	9,666	58,140	67,806	(10,392)	2019-2022
	Los Angeles, CA	1	23,803	5,157	33,118	—	45	5,157	33,163	38,320	(4,221)	2022
	Miami, FL	2	31,781	7,380	42,026	—	2,264	7,380	44,290	51,670	(6,388)	2019-2022
	Nashville, TN	1	8,425	1,701	16,602	—	71	1,701	16,673	18,374	(2,162)	2022
	New York, NY	2	17,924	6,228	11,287	—	631	6,228	11,918	18,146	(2,790)	2019
	North Port, FL	1	4,768	691	3,101	—	113	691	3,214	3,905	(615)	2020
	Orlando, FL	2	14,663	2,357	13,900	—	93	2,357	13,993	16,350	(2,363)	2020-2021
	Palm Bay, FL	3	26,349	4,163	26,170	—	134	4,163	26,304	30,467	(4,658)	2020-2022
	Pensacola, FL	6	28,535	7,354	37,670	—	1,735	7,354	39,405	46,759	(6,792)	2019-2022
	Phoenix, AZ	2	14,698	2,600	10,084	—	53	2,600	10,137	12,737	(2,208)	2020
	Port St. Lucie, FL	1	10,451	1,619	7,108	—	822	1,619	7,930	9,549	(1,773)	2019
	Raleigh, NC	3	15,432	3,172	9,503	4	197	3,176	9,700	12,876	(2,340)	2019
	Roanoke, VA	2	11,185	2,541	11,463	—	193	2,541	11,656	14,197	(2,218)	2019-2022
	San Antonio, TX	1	7,600	956	5,609	—	6	956	5,615	6,571	(1,060)	2020

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Diego, CA	1	$7,778	$3,503	$5,915	$—	$108	$3,503	$6,023	$9,526	$(1,175)	2020
	Savannah, GA	1	5,485	1,190	9,929	—	26	1,190	9,955	11,145	(1,347)	2022
	Stockton, CA	1	7,743	1,783	9,413	—	530	1,783	9,943	11,726	(1,928)	2020
	Tallahassee, FL	2	15,721	3,797	10,909	—	235	3,797	11,144	14,941	(2,835)	2019
	Tampa, FL	1	13,981	3,724	20,138	—	211	3,724	20,349	24,073	(2,934)	2022
	Tucson, AZ	3	14,625	2,041	15,340	—	1,537	2,041	16,877	18,918	(3,148)	2020
Total Self Storage Properties:		79	592,203	132,374	632,400	148	24,758	132,522	657,158	789,680	(112,965)

Retail Properties:
	Atlanta, GA	5	59,558	28,287	62,827	2,366	847	30,653	63,674	94,327	(13,891)	2021-2022
	Augusta, GA	1	14,970	2,187	9,423	117	201	2,304	9,624	11,928	(1,911)	2022
	Austin, TX	1	25,722	13,844	23,184	1,112	306	14,956	23,490	38,446	(5,542)	2021
	Birmingham, AL	1	8,644	2,348	9,404	357	39	2,705	9,443	12,148	(1,856)	2022
	Charlotte, NC	3	52,059	24,094	57,513	1,251	839	25,345	58,352	83,697	(12,040)	2021-2022
	Charlottesville, VA	1	22,578	7,898	29,767	519	2,559	8,417	32,326	40,743	(5,470)	2022
	Chicago, IL	2	108,755	36,648	100,494	159	365	36,807	100,859	137,666	(26,191)	2021
	Columbia, SC	1	6,395	2,524	4,721	37	103	2,561	4,824	7,385	(942)	2022
	Columbus, GA	1	3,818	1,831	8,101	320	—	2,151	8,101	10,252	(1,709)	2022
	Dallas, TX	1	8,819	4,278	17,074	31	34	4,309	17,108	21,417	(2,410)	2022
	Gainesville, GA	2	22,350	7,247	29,223	686	344	7,933	29,567	37,500	(5,877)	2022
	Houston, TX	2	40,692	17,587	44,907	2,160	1,009	19,747	45,916	65,663	(9,811)	2021-2022
	Lakeland, FL	1	10,509	4,051	16,364	470	175	4,521	16,539	21,060	(2,851)	2022
	Los Angeles, CA	9	343,550	293,058	221,930	14,930	15,520	307,988	237,450	545,438	(54,986)	2019-2021
	Miami, FL	4	78,220	47,786	71,302	1,487	2,659	49,273	73,961	123,234	(16,372)	2018-2022
	Naples, FL	1	14,856	10,369	15,610	143	7	10,512	15,617	26,129	(2,913)	2022
	Nashville, TN	3	26,877	9,552	28,067	499	155	10,051	28,222	38,273	(6,302)	2022
	New York, NY	2	132,783	91,497	67,435	1,729	1,153	93,226	68,588	161,814	(17,257)	2019-2021
	Orlando, FL	2	27,008	9,104	36,484	275	904	9,379	37,388	46,767	(6,516)	2022
	Oxnard, CA	1	23,600	22,249	13,126	602	3,668	22,851	16,794	39,645	(4,482)	2019
	Philadelphia, PA	2	82,882	56,066	72,113	3,399	4,531	59,465	76,644	136,109	(22,948)	2017-2021
	Riverside, CA	1	27,390	23,486	17,678	2,582	3,073	26,068	20,751	46,819	(8,066)	2017
	San Antonio, TX	1	12,931	3,138	14,385	368	214	3,506	14,599	18,105	(2,269)	2022
	Seattle, WA	1	67,577	37,556	48,412	662	5,265	38,218	53,677	91,895	(11,690)	2021
	Tampa, FL	1	5,253	2,709	7,868	95	5	2,804	7,873	10,677	(1,624)	2022
	Virginia Beach, VA	1	19,377	5,544	14,980	602	3,584	6,146	18,564	24,710	(4,384)	2022
	Washington, DC	1	40,796	17,960	33,546	318	2,387	18,278	35,933	54,211	(7,133)	2022
	Wilmington, NC	1	26,829	14,686	24,893	1,049	11,684	15,735	36,577	52,312	(7,232)	2022
Total Retail Properties:		53	1,314,798	797,584	1,100,831	38,325	61,630	835,909	1,162,461	1,998,370	(264,675)

Office Properties:
	Atlanta, GA	2	—	26,746	417,290	—	17,251	26,746	434,541	461,287	(58,140)	2021-2022
	Charlotte, NC	1	—	16,347	—	—	—	16,347	—	16,347	—	2022
	Los Angeles, CA	1	310,000	123,253	351,121	—	10,976	123,253	362,097	485,350	(40,889)	2022
	Ontario, Canada	3	102,011	42,460	133,796	—	976	42,460	134,772	177,232	(15,873)	2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances (2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Year Acquired
	San Francisco, CA	1	$79,498	$29,719	$54,386	$—	$12,470	$29,719	$66,856	$96,575	$(14,353)	2019
	San Jose, CA	1	167,700	50,457	184,849	—	15,407	50,457	200,256	250,713	(38,823)	2020
	Westmont, Canada	1	28,294	13,141	46,037	—	381	13,141	46,418	59,559	(5,581)	2022
	Montreal, Canada	1	63,107	17,880	82,405	—	134	17,880	82,539	100,419	(9,981)	2022
	Dublin, Ireland	1	386,021	179	559,969	—	—	179	559,969	560,148	(53,561)	2022
Total Office Properties:		12	1,136,631	320,182	1,829,853	—	57,595	320,182	1,887,448	2,207,630	(237,201)

Portfolio Total		15,441	$53,573,581	$14,900,815	$64,690,198	$270,298	$3,123,898	$15,171,113	$67,814,096	$82,985,209	$(11,294,381)
(1)As of December 31, 2025, the aggregate tax basis of the portfolio was $79.0 billion.
(2)Encumbrances excludes $1.1 billion outstanding on variable rate credit warehouse facilities as of December 31, 2025, which are not allocable to specific properties.
(3)Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(4)Certain of the Company’s investment in joint ventures with ownership interests in affordable housing properties collateralize a term loan and secured notes totaling $1.3 billion.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $2.4 billion. Accumulated Depreciation does not include $1.2 billion of accumulated depreciation related to Furniture, Fixtures and Equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real Estate:
Balance at the beginning of year	$88,532,921	$96,049,803
Additions during the year:
Land and land improvements	247,221	201,135
Building and building improvements	1,601,528	1,363,155
Dispositions during the year:
Land and land improvements	(1,292,165)	(1,447,283)
Building and building improvements	(4,682,021)	(6,389,063)
Impairment of investments in real estate	(630,438)	(382,174)
Assets held-for-sale	(791,837)	(862,652)
Balance at the end of the year	$82,985,209	$88,532,921

Accumulated Depreciation:
Balance at the beginning of year	$(9,562,547)	$(7,721,349)
Accumulated depreciation	(2,730,856)	(2,921,485)
Dispositions	870,338	1,021,889
Assets held-for-sale	128,684	58,398
Balance at the end of the year	$(11,294,381)	$(9,562,547)