Form 10-Q
period 2026-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2026-05-08
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2026, the registrant had the following shares outstanding (in thousands): 2,162,488 shares of Class I common stock, 1,157,135 shares of Class S common stock, 47,659 shares of Class S-2 common stock, 94,830 shares of Class D common stock, 6,788 shares of Class D-2 common stock, 30,092 shares of Class T common stock, 427 shares of Class T-2 common stock, 38,377 shares of Class C common stock, 8,074 shares of Class L common stock, 0 shares of Class L-2 common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$71,905,207	$73,933,873
Investments in unconsolidated entities (includes $3,823,016 and $3,843,300 at fair value as of March 31, 2026 and December 31, 2025, respectively)	6,067,715	6,144,367
Investments in real estate debt, at fair value	3,811,205	4,133,770
Real estate loans held by consolidated securitization vehicles, at fair value	4,710,849	6,975,460
Cash and cash equivalents	1,275,951	1,605,053
Restricted cash	783,311	739,986
Other assets	5,042,301	5,070,999
Total assets	$93,596,539	$98,603,508

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$54,355,038	$55,540,761
Secured financings of investments in real estate debt	2,571,583	2,921,671
Senior obligations of consolidated securitization vehicles, at fair value	4,147,612	6,284,112
Unsecured revolving credit facilities and term loans	1,901,923	2,451,923
Due to affiliates	912,422	791,741
Other liabilities	3,966,175	3,944,536
Total liabilities	67,854,753	71,934,744

Commitments and contingencies	—	—
Redeemable non-controlling interests	140,615	141,102

Equity
Common stock, $0.01 par value per share	35,190	35,210
Additional paid-in capital	40,196,387	40,302,620
Accumulated other comprehensive income	300,520	307,865
Accumulated deficit and cumulative distributions	(22,207,824)	(21,313,611)
Total stockholders’ equity	18,324,273	19,332,084
Non-controlling interests attributable to consolidated subsidiaries	3,691,265	3,725,813
Non-controlling interests attributable to BREIT OP	3,585,633	3,469,765
Total equity	25,601,171	26,527,662
Total liabilities and equity	$93,596,539	$98,603,508
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$1,721,254	$1,832,389
Hospitality revenue	136,187	134,116
Other revenue	80,225	88,667
Total revenues	1,937,666	2,055,172

Expenses
Rental property operating	796,102	858,950
Hospitality operating	94,478	94,139
General and administrative	14,445	16,114
Management fee	172,225	168,425
Performance participation allocation	156,706	142,175
Impairment of investments in real estate	135,217	170,258
Depreciation and amortization	760,489	827,099
Total expenses	2,129,662	2,277,160

Other income (expense)
Loss from unconsolidated entities	(42,162)	(765,015)
Income from investments in real estate debt	77,676	132,878
Change in net assets of consolidated securitization vehicles	17,026	32,185
Income (loss) from interest rate derivatives	10,293	(362,662)
Net gain on dispositions of real estate	462,535	135,909
Interest expense, net	(695,460)	(765,796)
Loss on extinguishment of debt	(12,877)	(11,514)
Other expense	(10,558)	(13,781)
Total other income (expense)	(193,527)	(1,617,796)
Net loss	$(385,523)	$(1,839,784)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	$(5,569)	$20,128
Net loss attributable to non-controlling interests in BREIT OP	33,634	123,019
Net loss attributable to BREIT stockholders	$(357,458)	$(1,696,637)
Net loss per share of common stock — basic and diluted
Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	$(0.10)	$(0.47)
Class L	$(0.08)	$—

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(385,523)	$(1,839,784)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(18,200)	23,607
Unrealized gain (loss) on derivatives	20,878	(95,455)
Unrealized loss on derivatives from unconsolidated entities	(5,290)	(33,301)
Other comprehensive loss	(2,612)	(105,149)
Comprehensive loss	(388,135)	(1,944,933)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(10,961)	43,308
Comprehensive loss attributable to non-controlling interests in BREIT OP	34,293	128,361
Comprehensive loss attributable to BREIT stockholders	$(364,803)	$(1,773,264)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2025	$35,210	$40,302,620	$307,865	$(21,313,611)	$19,332,084	$3,725,813	$3,469,765	$26,527,662
Common stock issued	636	898,110	—	—	898,746	—	—	898,746
Increase in accrual for offering costs, net	—	(8,225)	—	—	(8,225)	—	—	(8,225)
Distribution reinvestment	177	255,407	—	—	255,584	—	43,411	298,995
Common stock/units repurchased	(892)	(1,257,239)	—	—	(1,258,131)	—	(10,556)	(1,268,687)
Amortization of compensation awards, net of tax withholding on net share settlement	59	3,834	—	—	3,893	—	—	3,893
Net (loss) income ($842 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(357,458)	(357,458)	6,411	(33,634)	(384,681)
Other comprehensive (loss) income ($38 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(7,345)	—	(7,345)	5,430	(659)	(2,574)
Distributions declared on common stock and OP Units ($0.1652 gross per share/unit)	—	—	—	(536,755)	(536,755)	—	(54,090)	(590,845)
Contributions from non-controlling interests	—	—	—	—	—	24,174	171,396	195,570
Operating distributions to non-controlling interests	—	—	—	—	—	(40,895)	—	(40,895)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(29,668)	—	(29,668)
Allocation from redeemable non-controlling interests	—	1,880	—	—	1,880	—	—	1,880
Balance at March 31, 2026	$35,190	$40,196,387	$300,520	$(22,207,824)	$18,324,273	$3,691,265	$3,585,633	$25,601,171

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2024	$36,902	$42,781,930	383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued	239	521,321	—	—	521,560	—	—	521,560
Reduction in accrual for offering costs, net	—	33,779	—	—	33,779	—	—	33,779
Distribution reinvestment	195	267,321	—	—	267,516	—	33,743	301,259
Common stock/units repurchased	(1,546)	(2,123,283)	—	—	(2,124,829)	—	(8,422)	(2,133,251)
Amortization of compensation awards	201	19,881	—	—	20,082	—	—	20,082
Net loss ($887 of net loss allocated to redeemable non-controlling interests)	—	—	—	(1,696,637)	(1,696,637)	(19,785)	(122,475)	(1,838,897)
Other comprehensive loss ($25 of other comprehensive loss allocated to redeemable non-controlling interests)	—	—	(76,627)	—	(76,627)	(23,179)	(5,318)	(105,124)
Distributions declared on common stock and OP units ($0.1643 gross per share/unit)	—	—	—	(556,230)	(556,230)	—	(42,327)	(598,557)
Contributions from non-controlling interests	—	—	—	—	—	18,571	169,014	187,585
Operating distributions to non-controlling interests	—	—	—	—	—	(36,292)	—	(36,292)
Capital distributions to and redemptions of non-controlling interests	—	—	—	—	—	(31,230)	—	(31,230)
Allocation to redeemable non-controlling interests	—	(846)	—	—	(846)	—	—	(846)
Balance at March 31, 2025	$35,991	$41,500,103	$306,645	$(18,101,064)	$23,741,675	$4,283,753	$2,988,770	$31,014,198

 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(385,523)	$(1,839,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	172,225	168,425
Performance participation allocation	156,706	142,175
Impairment of investments in real estate	135,217	170,258
Depreciation and amortization	760,489	827,099
Net gain on dispositions of real estate	(462,535)	(135,909)
Loss on extinguishment of debt	12,877	11,514
Unrealized (gain) loss on fair value of financial instruments	(529)	336,375
Loss from unconsolidated entities	42,162	765,015
Distributions of earnings from unconsolidated entities	119,176	128,959
Other items	30,718	48,079
Change in assets and liabilities:
Decrease in other assets	18,040	13,226
(Decrease) increase in due to affiliates	(1,398)	427
Decrease in other liabilities	(123,815)	(63,405)
Net cash provided by operating activities	473,810	572,454
Cash flows from investing activities:
Acquisitions of real estate	(10,275)	—
Capital improvements to real estate	(270,911)	(213,781)
Proceeds from disposition of real estate	1,959,149	990,302
Investment in unconsolidated entities	(146,242)	(81,863)
Dispositions of and return of capital from unconsolidated entities	43,869	50,136
Purchase of investments in real estate debt	(708,244)	(91,705)
Proceeds from sale/repayment of investments in real estate debt	1,097,402	213,084
Proceeds from sale/repayment of real estate loans held by consolidated securitization vehicles	2,318,759	435,376
Other investing activities	(9,515)	(39,773)
Net cash provided by investing activities	4,273,992	1,261,776
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	3,190,610	2,885,859
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(4,446,760)	(2,687,930)
Borrowings under secured financings of investments in real estate debt	461,720	231,457
Repayments of secured financings of investments in real estate debt	(865,041)	(116,233)
Borrowings under unsecured revolving credit facilities and term loans	610,000	1,250,000
Repayments of unsecured revolving credit facilities and term loans	(1,160,000)	(1,200,000)
Payment of deferred financing costs	(36,374)	(51,789)
Repayments of senior obligations of consolidated securitization vehicles	(2,183,384)	(396,688)
Proceeds from issuance of common stock	747,970	391,094
Subscriptions received in advance	270,952	325,126
Offering costs paid	(43,530)	(45,573)
Distributions	(279,201)	(292,590)
Repurchase of common stock	(1,200,398)	(1,799,379)
Payment of withholding taxes upon delivery of equity based awards	(16,327)	(11,166)
Contributions from redeemable non-controlling interests	3,422	3,816
Distributions to and redemption of redeemable non-controlling interests	(1,109)	(245)
Redemption of affiliated service provider incentive compensation awards	(1,577)	(6,620)
Contributions from non-controlling interests	24,175	4,374
Distributions to and redemptions of non-controlling interests	(109,513)	(146,828)
Net cash used in financing activities	(5,034,365)	(1,663,315)
Net change in cash and cash equivalents and restricted cash	(286,563)	170,915
Cash, cash equivalents and restricted cash, beginning of period	2,345,037	2,776,894
Effects of foreign currency translation on cash, cash equivalents and restricted cash	788	1,620
Cash, cash equivalents and restricted cash, end of period	$2,059,262	$2,949,429
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,275,951	$1,933,723
Restricted cash	783,311	1,015,706
Total cash, cash equivalents and restricted cash	$2,059,262	$2,949,429

Non-cash investing and financing activities:
Change in accrued stockholder servicing fee due to affiliate	$4,092	$(38,346)
Issuance of Class B BREIT OP units for payment of management fees	171,396	169,014
Allocation to redeemable non-controlling interests	1,880	846
Distribution reinvestment	298,995	301,259
Conversion of Class C BREIT OP units to Class C shares	1,278	—
Accrued repurchases	414,253	724,786
Receivable for proceeds from dispositions of real estate	16,901	4,236
Payable for unsettled purchases of investments in real estate debt	85,222	—
Receivable for unsettled borrowing under secured financings of investments in real estate debt	52,449	—
Increases in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	—	56,809
Other assets	—	174
Mortgage loans, net	—	(28,425)
Other liabilities	—	(2,366)
Non-controlling interests attributable to consolidated subsidiaries	—	(14,197)

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in any combination of Class I, Class S-2, Class D-2, and Class T-2 shares in its primary offering and up to $12.0 billion in any combination of Class I, Class S, Class S-2, Class D, Class D-2, Class T and Class T-2 shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in September 2025 (the “Current Offering”). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Class S, D, and T shares of the Company's common stock are only available to existing holders of such classes pursuant to the Company’s distribution reinvestment plan. In addition to the Current Offering, the Company is conducting private offerings of Class I, Class C and Class F shares to certain feeder or other vehicles that hold the Company’s shares and other assets, which in turn sell interests in themselves to other investors as described in the Company’s prospectus. Further, the Company is conducting private offerings of Class I, Class S-2, Class D-2, Class T-2, Class L, and Class L-2 shares to certain accredited investors through certain participating broker dealers. All such private offerings are or will be, as applicable, exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares in the Current Offering and private offerings on a monthly basis.
As of March 31, 2026, the Company owned, in whole or in part, 4,512 properties and 63,578 single family rental homes. The Company currently operates in nine reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts in the Company's prior period Condensed Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation. The Company aggregated the par value of each share class previously reported as separate financial statement line items into a single financial statement line item for par value of all share classes. Such reclassifications had no effect on previously reported totals or subtotals in the Condensed Consolidated Statements of Equity.
Additionally, certain amounts in the Company's prior period Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. Specifically, payments of withholding taxes upon the delivery of equity‑based awards, which were previously included in proceeds from the issuance of common stock, are now presented separately. Such reclassifications had no effect on previously reported totals or subtotals in the Condensed Consolidated Statements of Cash Flows.
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
The Company considers the DSTs to be VIEs due to the master lease structure, the FMV Option, and the guarantee of the master lease payments by BREIT OP. The Company determined it was the primary beneficiary of the DSTs and has consolidated them in the Company's Condensed Consolidated Financial Statements. All of the rental revenues and operating property expenses of the DST Properties are included in their respective line items on the Company's Condensed Consolidated Statements of Operations. The DST Interests are presented as Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company's Condensed Consolidated Balance Sheets and are allocated their share of the DST Properties' income or loss based on the master lease payments they receive. The DST Interest's share of income and loss is reported in the Company's Condensed Consolidated Statements of Operations as Net Loss Attributable to Non-controlling Interests in Consolidated Subsidiaries. Amounts paid to the investors of each DST, which are based on the guaranteed master lease payments, may be greater or less than the net amount of the revenues and expenses from the underlying DST Properties, and may fluctuate over time.

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
As of March 31, 2026, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $33.4 billion and $24.0 billion, respectively, compared to $36.1 billion and $26.3 billion, respectively, as of December 31, 2025. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2026 and December 31, 2025, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt, at fair value(1)	$—	$2,980,104	$748,579	$3,728,683	$—	$3,282,457	$754,693	$4,037,150
Real estate loans held by consolidated securitization vehicles, at fair value	—	4,710,849	—	4,710,849	—	6,975,460	—	6,975,460
Investments in unconsolidated entities	—	—	3,823,016	3,823,016	—	—	3,843,300	3,843,300
Interest rate and foreign currency hedging derivatives(2)	—	987,771	—	987,771	—	960,328	—	960,328
Total	$—	$8,678,724	$4,571,595	$13,250,319	$—	$11,218,245	$4,597,993	$15,816,238

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$4,147,612	$—	$4,147,612	$—	$6,284,112	$—	$6,284,112
Interest rate and foreign currency hedging derivatives(3)	—	18,229	—	18,229	—	24,274	—	24,274
Total	$—	$4,165,841	$—	$4,165,841	$—	$6,308,386	$—	$6,308,386
(1)Excludes $82.5 million and $96.6 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of March 31, 2026 and December 31, 2025, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt, at Fair Value	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2025	$754,693	$3,843,300	$4,597,993
Purchases and contributions	—	71	71
Sales and repayments	(6,646)	—	(6,646)
Distributions received	—	(18,538)	(18,538)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	(1,817)	(1,817)
Realized gain	33	—	33
Unrealized gain	499	—	499
Balance as of March 31, 2026	$748,579	$3,823,016	$4,571,595
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$748,579	Yield method	Market yield	8.9%	Decrease
Investments in unconsolidated entities	$3,823,016	Discounted cash flow	Weighted average cost of capital	9.0%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate loans	$754,693	Yield method	Market yield	9.0%	Decrease
Investments in unconsolidated entities	$3,843,300	Discounted cash flow	Weighted average cost of capital	9.0%	Decrease
			Exit capitalization rate	5.5%	Decrease

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
During the three months ended March 31, 2026, the Company recognized $88.4 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $117.5 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.1% to 11.8%, and the exit capitalization rate (Level 3), which ranged from 5.0% to 11.5%.
Additionally, during the three months ended March 31, 2026, the Company recognized $46.8 million, of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $317.0 million as of March 31, 2026. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of both March 31, 2026 and December 31, 2025, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.5 billion below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The significant inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Earnings Per Share
Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock receive the same gross distribution per share. All classes of common stock are allocated net income or loss before management fees and performance participation allocation at the same rate per share, and are then adjusted to reflect class‑specific management fees and performance participation allocations.
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of March 31, 2026 and 2025, the effects of using the two-class method for these restricted stock grants and incentive compensation awards were not material to the Company's condensed consolidated financial statements.

Stock-Based Compensation
The Company’s stock-based compensation consists of incentive compensation awards issued to certain employees of April Housing and American Campus Communities (“ACC”), all of which are consolidated subsidiaries of BREIT, and certain employees of portfolio company service providers owned by Blackstone-advised investment vehicles. Such awards vest over time and stock-based compensation expense is recognized for these awards using a graded vesting attribution method over the applicable vesting period of each award, based on the value of the awards on their grant date, as adjusted for forfeitures. The awards are subject to service periods ranging from three to four years. The vesting conditions that are based on the Company achieving certain returns, or other key performance metrics, over a stated hurdle amount are considered market conditions. The achievement of returns, or other key performance metrics, over the stated hurdle amounts, which affect the quantity of awards that vest, is considered a performance condition. If the Company determines it is probable that the performance conditions will be met, the value of the award will be amortized over the service periods, as adjusted for forfeitures. If the Company determines it is not probable that the performance conditions will be met, the value of the award is considered zero and any previous amortization will be reversed. The number of awards expected to vest is evaluated each reporting period and compensation expense is recognized for those awards for which achievement of the performance criteria is considered probable.
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of April Housing and ACC ($ in thousands):

	December 31, 2025	For the Three Months Ended March 31, 2026			March 31, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$1,369	$—	$—	$(369)	$1,000	0.8 years
2024	4,727	—	(116)	(735)	3,876	1.5 years
2025	9,347	—	(456)	(979)	7,912	2.2 years
2026	—	16,282	—	(1,354)	14,928	3.0 years
Total	$15,443	$16,282	$(572)	$(3,437)	$27,716
Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2025-11 and is still evaluating the impact on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity’s risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company did not early adopt ASU 2025-09 and is still evaluating the impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its condensed consolidated financial statements.

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$66,518,663	$67,814,096
Land and land improvements	14,888,893	15,171,113
Furniture, fixtures and equipment	2,402,373	2,409,651
Right of use asset - operating leases(1)	1,039,403	1,039,403
Right of use asset - financing leases(1)	72,862	72,862
Total	84,922,194	86,507,125
Accumulated depreciation and amortization	(13,016,987)	(12,573,252)
Investments in real estate, net	$71,905,207	$73,933,873
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the three months ended March 31, 2026, the Company acquired two rental housing land parcels for a total purchase price of $10.3 million, which was allocated to land and land improvements. There were no acquisitions during the three months ended March 31, 2025.
Dispositions
The following table details the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Industrial properties	35	$998,326	$360,036	8	$132,289	$61,222
Rental Housing properties(2)	26	880,680	88,114	19	831,926	69,932
Office properties	2	39,056	792	—	—	—
Retail properties	1	34,390	13,593	2	28,931	4,755
Total	64	$1,952,452	$462,535	29	$993,146	$135,909
(1)For the three months ended March 31, 2026, net gain includes gains of $482.6 million and losses of $20.1 million. For the three months ended March 31, 2025, net gain includes gains of $151.2 million and losses of $15.3 million.
(2)The number of properties excludes single family rental homes sold.

For the three months ended March 31, 2026, the Company disposed of 23 properties alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $653.2 million. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer. For the three months ended March 31, 2025, there were no dispositions alongside other Blackstone-advised investment vehicles.

Properties Held-for-Sale
As of March 31, 2026, 16 properties in the rental housing segment, 10 properties in the industrial segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	March 31, 2026
Investments in real estate, net	$593,114
Other assets	5,123
Total assets	$598,237

Liabilities:
Mortgage loans, net	$420,152
Other liabilities	10,414
Total liabilities	$430,566
Impairment
During the three months ended March 31, 2026, the Company recognized an aggregate $135.2 million of impairment charges including (i) $88.4 million related to held and used real estate investments consisting of five rental housing properties, one office property, one hospitality property and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $46.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended March 31, 2025, the Company recognized an aggregate $170.3 million of impairment charges including (i) $146.8 million related to held and used real estate investments consisting of seven rental housing properties, two hospitality properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $23.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2026
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	122	35.7%	$988,964
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	695,045
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	238,713
Hospitality investment	Hospitality	1	195	30.0%	186,861
Retail investments	Retail	2	8	50.0%	87,425
Net Lease investment(4)	Net Lease	1	259	25.0%	47,691
Total unconsolidated entities carried at historical cost		16	643		2,244,699
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,050	12.4% - 85.0%	3,066,115
Office investment	Office	1	1	49.0%	447,388
Rental Housing investment(6)	Rental Housing	1	10	11.6%	309,513
Total unconsolidated entities carried at fair value		13	2,061		3,823,016
Total		29	2,704		$6,067,715
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 9,497 single family rental homes related to four joint ventures.
(3)Consists of $238.7 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $47.7 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $309.5 million from investments in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 40,511 single family rental homes.

	December 31, 2025
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	119	35.7%	$1,027,370
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	714,801
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	244,037
Hospitality investments	Hospitality	1	195	30.0%	190,380
Retail investments	Retail	2	8	50.0%	88,986
Net Lease investment(4)	Net Lease	1	177	25.0%	35,493
Total unconsolidated entities carried at historical cost		16	558		2,301,067
Unconsolidated entities at carried at fair value:
Industrial investments(5)	Industrial	11	2,052	12.4% - 85.0%	3,075,073
Office investment	Office	1	1	49.0%	455,659
Rental Housing investment(6)	Rental Housing	1	10	11.6%	312,568
Total unconsolidated entities carried at fair value		13	2,063		3,843,300
Total		29	2,621		$6,144,367
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

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended March 31,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2026	2025
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(25,277)	$(827,470)
Rental Housing investments	Rental Housing	(11,385)	(13,853)
Hospitality investment	Hospitality	(3,519)	(2,788)
Industrial investments	Industrial	(760)	(3,199)
Retail investments	Retail	449	(1,421)
Net Lease investments	Net Lease	147	(291)
Total unconsolidated entities carried at historical cost		(40,345)	(849,022)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	(4,210)	89,940
Office investments	Office	5,449	2,241
Rental Housing investments	Rental Housing	(3,056)	(8,174)
Total unconsolidated entities carried at fair value		(1,817)	84,007
Total		$(42,162)	$(765,015)

5. Investments in Real Estate Debt, at Fair Value
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	March 31, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.9%	10/27/2036	$2,944,444	$2,937,693	$2,751,736
RMBS	4.5%	10/12/2059	105,500	103,228	87,400
Corporate bonds	+2.3%	11/4/2030	118,555	117,698	116,130
Total real estate securities	7.2%	4/7/2037	3,168,499	3,158,619	2,955,266
Commercial real estate loans	+4.6%	12/18/2027	774,237	764,821	773,419
Other investments(5)	N/A	N/A	80,947	80,947	82,520
Total investments in real estate debt	7.4%	5/28/2032	$4,023,683	$4,004,387	$3,811,205

	December 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	1/10/2033	$3,301,112	$3,294,039	$3,113,235
RMBS	4.2%	10/9/2058	94,799	92,483	76,668
Corporate bonds	4.9%	6/9/2028	54,674	54,003	53,101
Total real estate securities	7.8%	7/23/2033	3,450,585	3,440,525	3,243,004
Commercial real estate loans	+4.6%	12/18/2027	795,157	782,348	794,147
Other investments(5)	N/A	N/A	88,847	88,847	96,619
Total investments in real estate debt	7.8%	5/12/2029	$4,334,589	$4,311,720	$4,133,770

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
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS, corporate bonds and commercial real estate loans represent a spread over the relevant floating benchmark rates for purposes of the weighted-averages. Weighted Average Coupon for CMBS does not include zero-coupon securities.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.1 billion and $0.1 billion as of March 31, 2026 and December 31, 2025, respectively.
(5)Includes an interest in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date exclude the Company's joint venture investment.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	March 31, 2026			December 31, 2025
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Rental Housing(2)	$1,468,784	$1,457,141	38%	$1,377,438	$1,374,338	33%
Industrial	1,375,444	1,367,689	36%	1,580,056	1,571,783	38%
Net Lease	485,063	481,765	13%	884,434	885,742	21%
Office	355,973	198,568	5%	349,362	192,799	5%
Data Centers	76,221	75,667	2%	—	—	—%
Hospitality	78,381	67,671	2%	67,048	56,730	1%
Diversified	47,350	46,384	1%	29,054	28,073	1%
Other	117,171	116,320	3%	24,328	24,305	1%
Total	$4,004,387	$3,811,205	100%	$4,311,720	$4,133,770	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	March 31, 2026			December 31, 2025
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AA	$11,325	$11,293	—%	$—	$—	—%
A	10,511	8,436	—%	12,680	10,291	—%
BBB	408,752	396,764	10%	796,356	788,455	19%
BB	610,086	592,098	16%	441,897	427,294	11%
B	538,630	514,343	14%	477,644	451,880	11%
CCC and below	130,358	41,194	1%	130,844	41,955	1%
Private commercial real estate loans	764,821	773,419	20%	782,348	794,147	19%
Not rated(3)	1,529,904	1,473,658	39%	1,669,951	1,619,748	39%
Total	$4,004,387	$3,811,205	100%	$4,311,720	$4,133,770	100%
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
(2)"AA" includes credit ratings of AA+, AA, and AA-, "A" includes credit ratings of A+, A, and A-, "BBB" includes credit ratings of BBB+, BBB, and BBB-, "BB" includes credit ratings of BB+, BB, and BB-, "B" includes credit ratings of B+, B, and B-, and "CCC and below" includes credit ratings of CCC+ and below.
(3)As of March 31, 2026, not rated positions have a weighted-average LTV at origination of 64%, and are primarily composed of industrial (59%) and rental housing (36%) assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$82,027	$113,358
Unrealized (loss) gain	(8,831)	41,311
Realized gain (loss)	4,228	(8,793)
Total	77,424	145,876
Net realized and unrealized gain (loss) on derivatives	1,267	(4,175)
Net realized and unrealized loss on secured financings of investments in real estate debt	(785)	(5,471)
Other expense	(230)	(3,352)
Total income from investments in real estate debt	$77,676	$132,878

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
CMBS	$570,219	$484,935	$9,314	$20,409
Commercial real estate loans	376,804	282,937	965	6,834
Total	$947,023	$767,872	$10,279	$27,243
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
As of March 31, 2026 and December 31, 2025, the Company’s investments in real estate debt also included $1.9 billion and $1.6 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three months ended March 31, 2026 and 2025 the Company recognized $27.7 million and $37.6 million of income, respectively, related to CMBS collateralized, in part, by certain of the Company's mortgage loans.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	March 31, 2026
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	87	$4,157,638	$4,710,849	6.3%	4/28/2027
Senior obligations of consolidated securitization vehicles	9	3,585,675	4,147,612	6.0%	5/19/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	9	$571,963	$563,237	7.7%	12/21/2026

	December 31, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	89	$6,476,456	$6,975,460	6.2%	2/21/2027
Senior obligations of consolidated securitization vehicles	11	5,769,088	6,284,112	6.0%	3/03/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	11	$707,368	$691,348	8.0%	12/6/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	March 31, 2026			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages(4)	3.9%	6/8/2030	N/A	$20,405,741	$20,763,325
Variable rate loans:
Variable rate mortgages and secured term loans	+2.1%	12/6/2028	N/A	30,287,219	30,964,083
Variable rate secured revolving credit facilities	+1.9%	4/23/2028	$2,503,447	2,503,447	2,666,334
Variable rate warehouse facilities(5)	+2.2%	12/4/2028	$2,385,986	1,572,118	1,580,141
Total variable rate loans	+2.1%	11/20/2028		34,362,784	35,210,558
Total loans secured by real estate	5.1%	6/18/2029		54,768,525	55,973,883
(Discount) premium on assumed debt, net				(75,504)	(78,845)
Deferred financing costs, net				(337,983)	(354,277)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$54,355,038	$55,540,761
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of March 31, 2026, the Company had outstanding interest rate swaps with an aggregate notional balance of $32.2 billion and interest rate caps with an aggregate notional balance of $20.1 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $189.6 million and $201.9 million of loans related to investments in affordable housing properties as of March 31, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of March 31, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$10,473,297
2027	10,712,363
2028	4,232,802
2029	13,261,576
2030	4,768,222
2031	4,394,214
Thereafter	6,926,051
Total	$54,768,525

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $12.9 million and $11.5 million for the three months ended March 31, 2026 and 2025, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.
The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

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
As of March 31, 2026 and December 31, 2025, the Company’s secured financings of investments in real estate debt was $2.6 billion and $2.9 billion, respectively. As of March 31, 2026, the secured financings had a weighted average maturity date of March 15, 2027, and a weighted average interest rate of 1.5% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of both March 31, 2026 and December 31, 2025, the Company had interest rate swaps outstanding with a notional value of $0.3 billion that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of November 18, 2027, which may be extended for one year, and an interest rate of SOFR +2.5%. As of both March 31, 2026 and December 31, 2025, the maximum capacity of the credit facilities was $6.2 billion. As of March 31, 2026 and December 31, 2025, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $0.5 billion and $1.2 billion, respectively.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of February 21, 2029 and an interest rate of SOFR +2.5%. As of March 31, 2026 and December 31, 2025, the aggregate outstanding balance of the unsecured term loans was $1.4 billion and $1.3 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on December 15, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued stockholder servicing fee	$689,297	$724,771
Performance participation allocation	156,706	—
Accrued management fee	57,647	56,818
Other	8,772	10,152
Total	$912,422	$791,741
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
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s net asset value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return with regard to Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C units will be allocated solely to the Special Limited Partner only after such BREIT OP unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and such BREIT OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return of such BREIT OP unitholders. The annual total return with regard to Class L and Class L-2 units will be allocated solely to the Special Limited Partner only after such BREIT OP unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and such BREIT OP unitholders is equal to 10% and 90%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10% of the annual total return of such BREIT OP unitholders. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in certain classes of units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in units of BREIT OP, resulting in a non-cash expense.
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

During the three months ended March 31, 2026 and 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $156.7 million and $142.2 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations.
During the year ended December 31, 2024, the Company’s total return did not exceed the year-to-date hurdle amount, resulting in a Quarterly Shortfall with respect to the $105.0 million performance participation allocation recorded during the three months ended March 31, 2024 (the “2024 Shortfall Obligation”). Beginning January 1, 2025, interest on the 2024 Shortfall Obligation, net of $9.9 million of performance participation allocation previously earned by the Special Limited Partner but not paid by the Company, began accruing at a 5% annual rate, compounded quarterly. During the three months ended March 31, 2025, the Company accrued interest income of $1.1 million related to such net 2024 Shortfall Obligations. The net 2024 Shortfall Obligation and related $1.1 million of interest accrued was satisfied with the $142.2 million performance participation accrual for the three months ended March 31, 2025.
Blackstone did not submit any repurchase requests for shares or units previously issued as payment for the performance participation allocation during the three months ended March 31, 2026 and 2025.
As of May 8, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $4.9 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to (i) 1.25% of the NAV of the Company attributable to Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C shares, corresponding BREIT OP units and Class B units, (ii) 1.0% of the NAV of the company attributable to Class L shares and Class L units, and (iii) 0.85% of the NAV of the company attributable to Class L-2 shares and Class L-2 units, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three months ended March 31, 2026 and 2025, the Company incurred management fees of $172.2 million and $168.4 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company issued BREIT OP units of 12.1 million and 12.3 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $57.6 million and $56.8 million related to the management fees as of March 31, 2026 and December 31, 2025, respectively. During April 2026, the Adviser was issued 4.0 million units of BREIT OP as payment for the management fees accrued as of March 31, 2026. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares or units previously issued as payment for management fees during the three months ended March 31, 2026 and 2025.
Other
As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance due to the Adviser of $8.8 million and $10.2 million, respectively, primarily related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.
DST Program
The Adviser provides asset management services to the DSTs and is entitled to an asset management fee equal to 1.0% of the gross rents received by the DSTs under their respective master lease agreements. During the three months ended March 31, 2026, the Company incurred asset management fees of $18 thousand, which are included in Other Expense on the Company's Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, no asset management fees were incurred.
The Dealer Manager is entitled to receive an investor servicing fee from the DST Investors, equal to up to 0.85% per annum of the aggregate net asset value of the DST Properties underlying certain DST Interests in the applicable DST Offering. The Company accrues the future investor servicing fee payable to the Dealer Manager based on the estimated life of the DST Interests at the time such DST Interests are sold. As of March 31, 2026 and December 31, 2025, the Company had accrued $36 thousand and $15 thousand, respectively, of investor servicing fees related to DST Interests sold and recorded such amount as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.

The Dealer Manager is also entitled to receive an upfront selling commission of up to 3.5% of the amount of gross proceeds paid for DST Interests. As of March 31, 2026 and December 31, 2025, the Company recorded $19 thousand and $29 thousand, respectively, of upfront selling commissions and are included within the Other line of the Due to Affiliates table above. The upfront selling commissions are included as a reduction to offering proceeds in Contributions from Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company’s Condensed Consolidated Statements of Changes in Equity. As of March 31, 2026, no such amounts were outstanding. As of December 31, 2025, $15 thousand was outstanding and included as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
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
During the three months ended March 31, 2026 and 2025, the Company paid LNLS $8.8 million and $10.7 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended March 31, 2026 and 2025, the Company received a net refund of $0.6 million and $0.1 million, respectively, of insurance premiums previously paid to a captive insurance company owned by us and other Blackstone-advised investment vehicles. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
Other Transactions
Accrued service provider expenses, incentive compensation awards, and guaranty
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions and dispositions, and such costs were either (i) capitalized to Investments in Real Estate or (ii) included as part of the Net Gain on Dispositions of Real Estate. For further details on the Company’s relationships with these service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Link Logistics Real Estate LLC	$31,344	$28,672	$7,021	$6,397	$4,888	$2,324
TAH Operations LLC(1)	24,625	11,758	1,125	—	—	—
LivCor, LLC	22,636	28,294	4,435	4,989	1,532	1,298
Revantage(2)	8,584	9,306	3,383	2,443	—	—
Perform Properties LLC	8,054	8,471	136	124	1,540	267
BRE Hotels and Resorts LLC	2,381	3,012	45	337	—	—
Apartment Income REIT, L.P.	1,676	—	292	—	380	—
BPP MFNY Employer LLC	505	866	283	301	—	—
Longview Senior Housing, LLC	146	282	—	—	—	—
Brio Real Estate, LLC	(21)	—	—	—	—	—
	$99,930	$90,661	$16,720	$14,591	$8,340	$3,889
(1)TAH Operations LLC began providing services to the Company on February 1, 2025.
(2)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.
As of March 31, 2026 and December 31, 2025, $31.5 million and $39.5 million, respectively, of accrued service provider expenses were outstanding and are included within Other Liabilities.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2025	For the Three Months Ended March 31, 2026			March 31, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$4,833	$—	$(375)	$(882)	$3,576	0.8 years
2024	19,155	—	(901)	(2,341)	15,913	1.5 years
2025	53,940	—	(7)	(6,740)	47,193	2.2 years
2026	—	81,263	—	(6,757)	74,506	3.0 years
Total	$77,928	$81,263	$(1,283)	$(16,720)	$141,188

For the three months ended March 31, 2026 and 2025, certain portfolio companies owned by the Company earned revenue of $3.4 million and $1.1 million, respectively, from certain other Blackstone-advised investment vehicles in relation to management services and corporate support services.
As of March 31, 2026 and December 31, 2025, the Company had a receivable of $50.9 million and $50.9 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
In March 2026, the Company entered into an agreement with another Blackstone-advised investment vehicle to fund its pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company that provides services to the Company, and the Company's participation reflects its share of the associated costs based on services rendered. As of March 31, 2026, the Company’s maximum potential obligation under the arrangement was $3.5 million. No events through the date of these condensed consolidated financial statements required performance under the guaranty, and no liability was recorded as of March 31, 2026.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	March 31, 2026	December 31, 2025
Interest rate and foreign currency hedging derivatives	$987,771	$960,328
Straight-line rent receivable	973,399	934,741
Intangible assets, net	633,837	662,789
Held-for-sale assets	598,237	700,831
Receivables, net	481,406	448,551
Securities held in trust	410,770	392,142
Single family rental homes risk retention securities	344,479	344,479
Deferred leasing costs, net	167,350	163,285
Prepaid expenses	153,944	169,976
Deferred financing costs, net	76,116	83,345
Receivable from service providers	50,935	50,935
Other	164,057	159,597
Total	$5,042,301	$5,070,999
The following table details the components of Other Liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Right of use lease liability - operating leases	$607,349	$606,302
Liabilities related to held-for-sale assets	430,566	509,025
Stock repurchases payable	414,253	374,933
Financing of affordable housing development	412,267	388,282
Accounts payable and accrued expenses	353,146	366,400
Accrued interest expense	284,737	290,807
Subscriptions received in advance	270,952	142,397
Real estate taxes payable	237,553	267,891
Distribution payable	200,855	200,415
Tenant security deposits	184,517	187,290
Prepaid rental income	155,475	218,058
Intangible liabilities, net	116,392	126,182
Payable for unsettled investments in real estate debt	85,222	—
Right of use lease liability - financing leases	80,977	80,683
Accrued service provider expenses(1)	31,488	39,458
Interest rate and foreign currency hedging derivatives	18,229	24,274
Other	82,197	122,139
Total	$3,966,175	$3,944,536
(1)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$989,242	$(707,780)	$281,462
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	48,467	(35,813)	12,654
Other intangibles	428,550	(182,911)	245,639
Total intangible assets	$1,560,341	$(926,504)	$633,837

Intangible liabilities
Below-market lease intangibles	320,046	(203,654)	116,392
Total intangible liabilities	$320,046	$(203,654)	$116,392

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,027,067	$(720,761)	$306,306
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	49,196	(35,473)	13,723
Other intangibles	424,753	(176,075)	248,678
Total intangible assets	$1,595,098	$(932,309)	$662,789

Intangible liabilities
Below-market lease intangibles	329,982	(203,800)	126,182
Total intangible liabilities	$329,982	$(203,800)	$126,182
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$54,453	$2,674	$21,796	$(21,397)
2027	59,155	2,781	27,707	(21,407)
2028	47,791	2,093	26,329	(17,188)
2029	37,217	1,735	24,124	(13,752)
2030	26,281	1,286	21,625	(10,308)
2031	16,448	758	17,239	(7,422)
Thereafter	40,117	1,327	106,819	(24,918)
Total	$281,462	$12,654	$245,639	$(116,392)

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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,655,055	2.6%	SOFR	2.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	144	20,101,389	5.9%	SOFR	0.6
Interest rate swaps – property debt	48	25,581,510	1.6%	SOFR, EURIBOR	1.9
Interest rate swaps – secured financings of investments in real estate debt	17	305,715	4.1%	SOFR	4.0
Total derivatives not designated as hedging instruments		$45,988,614
	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,658,597	2.6%	SOFR	2.9
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	138	19,774,088	5.8%	SOFR	0.6
Interest rate swaps – property debt	57	26,163,606	1.7%	SOFR, EURIBOR	2.2
Interest rate swaps – secured financings of investments in real estate debt	8	258,315	4.2%	SOFR	4.4
Total derivatives not designated as hedging instruments		$46,196,009
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $9.0 billion and $7.9 billion as of March 31, 2026 and December 31, 2025, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	March 31, 2026		December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	6	€44,051	6	€47,163
Buy USD / Sell GBP Forward	2	£1,310	1	£1,180
Buy EUR / Sell USD Forward	—	€—	1	€66
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)		Fair Value of Derivatives in a Liability Position(2)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$141,881	$118,808	$357	$748
Total derivatives designated as hedging instruments	141,881	118,808	357	748
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	829,850	827,557	704	3,728
Interest rate caps – property debt(3)	15,557	12,642	10,994	10,854
Interest rate swaps – secured financings of investments in real estate debt	252	201	6,174	7,764
Foreign currency forward contracts	231	1,120	—	1,180
Total derivatives not designated as hedging instruments	845,890	841,520	17,872	23,526
Total interest rate and foreign currency hedging derivatives	$987,771	$960,328	$18,229	$24,274
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $37.4 million and $25.3 million as of March 31, 2026 and December 31, 2025, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended March 31,
			2026	2025
Included in Net Loss
Interest rate swap – property debt	Unrealized gain (loss)	(1)	$6,068	$(347,607)
Interest rate swap – property debt	Realized loss	(1)	(1,618)	—
Interest rate caps – property debt	Unrealized gain (loss)	(1)	3,830	(8,443)
Interest rate caps – property debt	Realized loss	(1)	—	(18)
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	2,013	(6,594)
Foreign currency forward contract	Realized gain	(2)	978	1,589
Foreign currency forward contract	Unrealized gain (loss)	(2)	289	(5,764)
Total			$11,560	$(366,837)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain (loss)		20,878	(95,455)
Total			$32,438	$(462,292)

(1)Included in Income (Loss) from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three months ended March 31, 2026 and 2025, net gain of $19.7 million and $30.3 million respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of March 31, 2026, the Company was in a net liability position and posted collateral of $9.9 million with one of its counterparties as required under the derivative contracts. As of December 31, 2025, the Company was in a net liability position and posted collateral of $14.9 million with one of its counterparties as required under the derivatives contracts.

14. Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company had the authority to issue the following shares of common and preferred stock, $0.01 par value per share (in thousands):

	March 31, 2026	December 31, 2025
	Number of Shares Authorized	Number of Shares Authorized
Class I Shares	6,000,000	6,000,000
Class S Shares	3,000,000	3,000,000
Class S-2 Shares	2,500,000	2,500,000
Class D Shares	1,500,000	1,500,000
Class D-2 Shares	1,400,000	1,400,000
Class T Shares	500,000	500,000
Class T-2 Shares	400,000	400,000
Class C Shares	500,000	500,000
Class L Shares	500,000	500,000
Class L-2 Shares	500,000	500,000
Class F Shares	500,000	500,000
Preferred Stock	100,000	100,000
Total	17,400,000	17,400,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Class L	Total
December 31, 2025	2,128,811	1,206,629	14,679	99,092	1,360	33,589	105	36,769	—	3,521,034
Common stock issued (converted)(2)	50,168	(14,491)	20,108	(989)	4,147	(1,728)	137	1,598	4,300	63,250
Distribution reinvestment	10,710	6,412	98	544	17	216	1	—	33	18,031
Common stock repurchased	(53,957)	(31,049)	(29)	(2,325)	—	(1,261)	—	(139)	—	(88,760)
Restricted stock grants and related tax withholding, net(3)	5,852	—	—	—	—	—	—	—	—	5,852
March 31, 2026	2,141,584	1,167,501	34,856	96,322	5,524	30,816	243	38,228	4,333	3,519,407
Total par value as of March 31, 2026	$21,415	$11,674	$348	$963	$55	$308	$2	$382	$43	$35,190
(1)As of March 31, 2026, no Class L-2 or Class F shares were issued and outstanding.
(2)Includes conversion of shares from Class S, Class D and Class T to Class I, as well as a transfer of shares from Class I to Class L, during the three months ended March 31, 2026.
(3)Includes restricted stock grants made to certain employees, net of shares used to satisfy tax withholding obligations. The cost of each grant is amortized over the applicable service period ranging from three to four years.

Share and Unit Repurchases
The Company has adopted a Share Repurchase Plan (the “Repurchase Plan”), which is approved and administered by the Company’s board of directors, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. The Repurchase Plan will be limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. Certain stockholders are subject to certain restrictions, including a minimum holding period and certain repurchase limitations, in addition to the Company's existing monthly and quarterly limitations. The Company has in the past received, and may in the future receive, repurchase requests that exceed the limits under the Repurchase Plan, and the Company has in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis.
Should repurchase requests, in the board of directors’ judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the board of directors otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, the Company’s board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under the Repurchase Plan), or none at all. Further, the Company’s board of directors has in the past made exceptions to the limitations in the Repurchase Plan and may in the future, in certain circumstances, make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend the Repurchase Plan if, in its reasonable judgment, it deems such action to be in the Company’s best interest and the best interest of its stockholders. In the event that the Company receives repurchase requests in excess of the 2% or 5% limits, then repurchase requests will be satisfied on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the Repurchase Plan, as applicable.
For the three months ended March 31, 2026, the Company repurchased 88.8 million shares of common stock and 0.7 million units of BREIT OP for a total of $1.3 billion, satisfying all repurchase requests for the three months ended March 31, 2026.
Earnings Per Share ("EPS")
The following table details the EPS calculations during the periods set forth below ($ and shares in thousands, except per share data):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025(1)
	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L
Net loss allocable to share class	$(357,124)	$(334)	$(1,696,637)	$—
Weighted average number of common shares outstanding	3,512,654	4,317	3,635,118	—
Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.47)	$—
(1) For the three months ended March 31, 2025, no Class L shares were issued and outstanding.
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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2026
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L
Aggregate gross distributions declared per share of common stock	$0.1652	$0.1652	$0.1652	$0.1652	$0.1652	$0.1652	$0.1652	$0.1652
Stockholder servicing fee per share of common stock	—	(0.0299)	(0.0298)	(0.0087)	(0.0086)	(0.0293)	(0.0293)	—
Net distributions declared per share of common stock	$0.1652	$0.1353	$0.1354	$0.1565	$0.1566	$0.1359	$0.1359	$0.1652
Redeemable Non-controlling Interests
Certain non‑controlling interests are presented as redeemable non‑controlling interests due to redemption rights that are not solely within the control of the Company, including put options and redemption provisions that become exercisable upon specified crystallization events. As of March 31, 2026 and December 31, 2025, $140.6 million and $141.1 million, respectively, related to certain consolidated subsidiaries was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded allocation adjustments between Additional Paid-in Capital and Redeemable Non-controlling Interests of $1.9 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively, to reflect the greater of their carrying value, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or their redemption value.

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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease payments	$1,581,673	$1,688,180
Variable lease payments	139,581	144,209
Rental revenue	$1,721,254	$1,832,389
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, data centers, net lease, retail, and office properties as of March 31, 2026 ($ in thousands). Leases at the Company’s rental housing and self storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2026 (remaining)	$1,256,238
2027	1,601,482
2028	1,454,174
2029	1,276,820
2030	1,104,229
2031	485,887
Thereafter	14,063,245
Total	$21,242,075

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2026, the Company had 89 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of March 31, 2026 ($ in thousands):

	Operating Leases	Financing Leases
2026 (remaining)	$28,058	$3,395
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
2031	37,065	5,173
Thereafter	1,997,822	544,292
Total undiscounted future lease payments	2,210,036	572,185
Difference between undiscounted cash flows and discounted cash flows	(1,602,687)	(491,208)
Total lease liability	$607,349	$80,977
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of March 31, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases were 58 years and 75 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contain a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed ground rent expense	$3,565	$3,634
Variable ground rent expense	9,738	9,005
Total cash portion of ground rent expense	13,303	12,639
Straight-line ground rent expense	4,098	4,870
Total operating lease costs	$17,401	$17,509
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on lease liabilities	$1,121	$1,087
Amortization of right-of-use assets	336	304
Total financing lease costs	$1,457	$1,391

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
The following table details the total assets by segment ($ in thousands):

	March 31, 2026	December 31, 2025
Rental Housing	$51,129,450	$52,515,012
Industrial	15,148,656	15,895,162
Net Lease	7,978,601	7,983,266
Office	2,663,866	2,771,839
Hospitality	2,375,907	2,409,014
Retail	1,940,743	1,960,373
Data Centers	1,787,113	1,827,636
Self Storage	687,224	691,931
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	8,469,830	11,039,213
Other (Corporate)	1,415,149	1,510,062
Total assets	$93,596,539	$98,603,508

The following table details the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,128,085	$316,424	$150,384	$41,519	$—	$51,519	$15,818	$17,505	$—	$1,721,254
Hospitality revenue	—	—	—	—	136,187	—	—	—	—	136,187
Other revenue	71,107	3,231	1,467	2,346	—	862	—	1,212	—	80,225
Total revenues	1,199,192	319,655	151,851	43,865	136,187	52,381	15,818	18,717	—	1,937,666
Expenses:
Rental property operating	623,305	121,451	2,077	14,464	—	22,462	3,677	8,666	—	796,102
Hospitality operating	—	—	—	—	94,478	—	—	—	—	94,478
Total expenses	623,305	121,451	2,077	14,464	94,478	22,462	3,677	8,666	—	890,580
(Loss) Income from unconsolidated entities	(14,440)	(4,971)	147	5,449	(3,519)	449	(25,277)	—	—	(42,162)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	77,676	77,676
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	17,026	17,026
GAAP segment income	$561,447	$193,233	$149,921	$34,850	$38,190	$30,368	$(13,136)	$10,051	$94,702	$1,099,626

Depreciation and amortization	$(495,014)	$(143,575)	$(49,555)	$(20,638)	$(22,021)	$(17,164)	$(5,649)	$(6,873)	$—	$(760,489)

General and administrative										(14,445)
Management fee										(172,225)
Performance participation allocation										(156,706)
Impairment of investments in real estate										(135,217)
Income from interest rate derivatives										10,293
Net gain on dispositions of real estate										462,535
Interest expense, net										(695,460)
Loss on extinguishment of debt										(12,877)
Other expense										(10,558)
Net loss										$(385,523)
Net income attributable to non-controlling interests in consolidated subsidiaries										$(5,569)
Net loss attributable to non-controlling interests in BREIT OP										33,634
Net loss attributable to BREIT stockholders										$(357,458)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,221,705	$334,857	$150,384	$42,557	$—	$51,760	$13,743	$17,383	$—	$1,832,389
Hospitality revenue	—	—	—	—	134,116	—	—	—	—	134,116
Other revenue	78,153	5,851	—	1,977	67	1,224	—	1,395	—	88,667
Total revenues	1,299,858	340,708	150,384	44,534	134,183	52,984	13,743	18,778	—	2,055,172
Expenses:
Rental property operating	691,293	120,435	688	15,163	—	20,341	3,084	7,946	—	858,950
Hospitality operating	—	—	—	—	94,139	—	—	—	—	94,139
Total expenses	691,293	120,435	688	15,163	94,139	20,341	3,084	7,946	—	953,089
(Loss) income from unconsolidated entities	(22,027)	86,741	(291)	2,241	(2,788)	(1,421)	(827,470)	—	—	(765,015)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	132,878	132,878
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	32,185	32,185
GAAP segment income (loss)	$586,538	$307,014	$149,405	$31,612	$37,256	$31,222	$(816,811)	$10,832	$165,063	$502,131

Depreciation and amortization	$(533,959)	$(166,126)	$(49,555)	$(21,245)	$(22,964)	$(21,040)	$(5,546)	$(6,664)	$—	$(827,099)

General and administrative										(16,114)
Management fee										(168,425)
Performance participation allocation										(142,175)
Impairment of investments in real estate										(170,258)
Loss from interest rate derivatives										(362,662)
Net gain on dispositions of real estate										135,909
Interest expense, net										(765,796)
Loss on extinguishment of debt										(11,514)
Other expense										(13,781)
Net loss										$(1,839,784)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$20,128
Net loss attributable to non-controlling interests in BREIT OP										123,019
Net loss attributable to BREIT stockholders										$(1,696,637)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of March 31, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements about identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Website Disclosure
We use our website (www.breit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in nine reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, Self Storage, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and our unconsolidated investment in a Net Lease platform. Unconsolidated interests are included in the respective property segment.
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

As of May 8, 2026, we had received cumulative net proceeds of $81.4 billion from the sale of 6.3 billion shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L units. As of May 8, 2026, there are no Class L-2 shares, Class F shares, Class L-2 units or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

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

Q1 2026 Highlights
Operating Results:
•Declared monthly net distributions totaling $590.8 million for the three months ended March 31, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L	Class C
Average Annualized Distribution Rate(1)	4.7%	3.8%	3.8%	4.5%	4.5%	3.9%	3.9%	4.7%	N/A
Year-to-Date Total Return, without upfront selling commissions(2)	2.0%	1.8%	2.2%	1.9%	2.6%	1.8%	2.0%	2.1%	2.0%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	(1.6)%	(1.2)%	0.4%	1.1%	(1.6)%	(1.4)%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	9.3%	8.3%	N/A	9.0%	N/A	8.5%	N/A	N/A	3.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	7.9%	N/A	8.8%	N/A	8.0%	N/A	N/A	N/A
Investments:
•Sold 35 industrial properties, 26 rental housing properties(3), two office properties, and one retail property for total net proceeds of $2.0 billion. We recognized a net realized gain of $327.3 million related to the disposition of such properties, net of the impairments recorded during the quarter.
•During the three months ended March 31, 2026, deployed $2.4 billion (at BREIT’s share) into the development of data centers through our QTS platform. These data center developments are 100% pre-leased, in substantially all cases to investment grade tenants.
•Acquired 82 net lease properties for a total purchase price of $65.8 million (at BREIT's share) through our Reliant Net Lease Platform.
Capital and Financing Activity:
•Raised $1.2 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended March 31, 2026. Repurchased $1.3 billion of our shares and units from investors during the three months ended March 31, 2026.
•Decreased financings by a net $2.1 billion during the three months ended March 31, 2026.
Current Portfolio:
•Our portfolio as of March 31, 2026 consisted of investments in real estate (97% based on fair value) and investments in real estate debt (3%).
•Our 4,512 properties(4) as of March 31, 2026 consisted primarily of Rental Housing (43% based on fair value), Data Centers (23%) and Industrial (21%), and our real estate portfolio was primarily concentrated in the following regions: South (36%), West (28%) and East (21%).
•Our investments in real estate debt as of March 31, 2026 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

(1)The annualized distribution rate is calculated by averaging each of the three months’ annualized distribution rates, which are calculated as the net distribution per share, divided by the prior month’s net asset value per share. We believe the annualized distribution rate is a useful measure of our overall investment performance. Class C is an accumulating share class whereby its share of income will accrete into its NAV instead of receiving a distribution. Therefore, no annualized distribution rate is presented above for Class C shares.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year is annualized. We began selling Class S-2, D-2 and T-2 shares on September 1, 2025. Class L shares were first outstanding as of January 1, 2026. Inception-to-date total returns for Class S-2, D-2, T-2, and Class L shares will be disclosed once these shares have been outstanding for more than one year. We believe total return is a useful measure of our overall investment performance.
(3)Excludes the number of single family rental homes sold.
(4)Excludes 63,578 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of March 31, 2026:

Investment Allocation[1]

Real Estate Debt
3%
Real Estate
97%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of March 31, 2026:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of March 31, 2026:

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
As of March 31, 2026, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,512 properties and 63,578 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers properties, and to a lesser extent Net Lease, Office, Hospitality, Retail, and Self Storage properties.

The following table provides a summary of our portfolio by property sector as of March 31, 2026:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Three Months Ended March 31,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2026 ($ in thousands)	2025 ($ in thousands)
Rental Housing(8)	811	252,008 units	93%	$23,451	$52,489,385	$1,064,464	$1,168,757
Data Centers	136	19,920 sq. ft.	100%	$15.53	28,775,775	367,514	216,677
Industrial	2,913	396,987 sq. ft.	92%	$6.98	26,314,450	425,757	439,233
Net Lease	261	17,297 sq. ft.	100%	N/A	6,423,464	137,031	132,741
Office	12	4,918 sq. ft.	97%	$46.67	3,187,573	66,608	41,944
Retail	60	8,351 sq. ft.	96%	$22.49	2,599,903	56,924	83,280
Hospitality	240	33,056 keys	72%	$189.46/$137.21	2,582,785	162,521	150,992
Self Storage	79	5,047 sq. ft.	85%	$14.03	831,481	18,343	18,402
Total	4,512		94%		$123,204,816	$2,299,162	$2,252,026
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data center investments.
(4)For our industrial, data centers, net lease, retail and office investments, occupancy includes all leased square footage as of March 31, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended March 31, 2026. For our self storage and manufactured housing investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended March 31, 2026 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, industrial, data centers, net lease, self storage, office, and retail properties, average effective annual base rent represents the annualized March 31, 2026 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended March 31, 2026. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $83.7 billion allocable share of consolidated real estate properties and our $39.5 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
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
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites and single family rental homes.

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

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues(1)	$1,937,666	$2,055,172
Less: revenues allocable to non-controlling interests	(206,495)	(208,714)
Allocable share of revenues from unconsolidated entities	567,991	405,568
Property Sector Revenue	$2,299,162	$2,252,026
(1)Reflects total revenues determined in accordance with GAAP. See Condensed Consolidated Statements of Operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of March 31, 2026:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	1	Gurnee, IL	Apr. 2017	100%	483 units	93%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	95%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	92%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	93%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	91%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	94%
Olympus Multifamily	3	Jacksonville, FL	Nov. 2017	95%	1,032 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	92%
Aston Multifamily Portfolio	2	Boerne, TX & Louisville, KY	Various	100%	288 units	90%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	92%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	91%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	93%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	92%
Coyote Multifamily Portfolio	4	Phoenix, AZ	Aug. 2018	100%	1,016 units	95%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	94%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	95%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	93%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	96%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	92%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	94%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	90%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	89%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	91%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	90%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	92%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arium Multifamily Portfolio	2	Ocoee & Oviedo, FL	Dec. 2019	100%	700 units	93%
Acorn Multifamily Portfolio	15	Various	Feb. & May 2020	98%	6,230 units	91%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	89%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	94%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	4	Various	Nov. & Dec. 2020	100%	1,671 units	94%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	93%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	91%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	93%
Acorn 2.0 Multifamily Portfolio	14	Various	Various	98%	5,921 units	91%
Vue at Centennial Multifamily(14)	1	Las Vegas, NV	June 2021	75%	372 units	92%
Charlotte Multifamily Portfolio	1	Charlotte, NC	June 2021	100%	336 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	93%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	92%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	95%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	94%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	93%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	94%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	93%

FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	94%
Roman 2.0 Multifamily Portfolio	17	Various	Dec. 2021 & Jan. 2022	100%	5,580 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	93%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	92%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	94%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	93%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	92%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	94%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	92%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	93%
Rapids Multifamily Portfolio	31	Various	May 2022	100%	9,126 units	92%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)(14)	32	Various	June 2022	Various(14)	8,887 units	94%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	93%
Tricon - Multifamily(7)	10	Various	May 2024	Various(7)	1,745 units	(5)
Highroads MH	1	Phoenix, AZ	Apr. 2018	99.6%	86 units	100%
Southwest MH	6	Various	June 2018	99.6%	1,645 units	89%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	97%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	96%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	799 units	89%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	91%
Legacy MH Portfolio	5	Various	Apr. 2020	99.6%	1,387 units	88%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	75%
Southeast MH Portfolio	18	Various	Dec. 2020	99.6%	5,435 units	94%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	266 units	89%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	93%
Signal Student Housing Portfolio	6	Various	Aug. 2021	96%	1,487 units	91%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	91%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	808 units	91%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	96%
Robin Student Housing Portfolio	5	Various	Mar. 2022	98%	1,137 units	86%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	144 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	78%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	98%
American Campus Communities	132	Various	Aug. 2022	69%	31,454 units	92%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	23,067 units	97%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	40,511 units	(5)
Ace Affordable Housing Portfolio(10)	329	Various	Dec. 2021	Various(10)	48,577 units	92%
Florida Affordable Housing Portfolio	43	Various	Various	100%	10,965 units	95%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	96%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	92%
Total Rental Housing	811				252,008 units

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	122	Various	Aug. 2021	35.4%	17,223 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	136				19,920 sq. ft.

Industrial:
HS Industrial Portfolio	25	Various	Apr. 2017	100%	4,228 sq. ft.	98%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,695 sq. ft.	69%
Canyon Industrial Portfolio	90	Various	Mar. 2018	100%	14,388 sq. ft.	93%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	37	Various	Nov. 2018	100%	5,931 sq. ft.	88%
Summit Industrial Portfolio	6	Atlanta, GA	Dec. 2018	100%	440 sq. ft.	87%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	34	Minneapolis, MN	Apr. 2019	100%	2,459 sq. ft.	96%
Atlanta Industrial Portfolio	60	Atlanta, GA	May 2019	100%	3,738 sq. ft.	94%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	93%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	100%

Jupiter 12 Industrial Portfolio	221	Various	Sept. 2019	100%	39,994 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,554 sq. ft.	82%
Midwest Industrial Portfolio	24	Various	Feb. 2020	100%	5,539 sq. ft.	76%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	87%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	11	Various	Dec. 2020	100%	1,735 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	18	Various	Jan. & Aug. 2021	85%	2,864 sq. ft.	(5)
Vault Industrial Portfolio(11)	35	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	6	Various	Feb. 2021	100%	1,041 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	79%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	79%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	105	Various	Oct. 2021	Various(12)	26,670 sq. ft.	96%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	85	Various	Nov. 2021	99%	13,115 sq. ft.	89%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	324	Various	Nov. 2021	12%	69,641 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,548 sq. ft.	(5)
Maplewood Industrial	6	Various	Dec. 2021	100%	1,850 sq. ft.	95%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	97%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	68	Various	Dec. 2021	23%	10,811 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	100%
Amhurst Industrial Portfolio	8	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	98%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,586	Various Europe	Various	15%	147,415 sq. ft.	(5)
Total Industrial	2,913				396,987 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease	259	Various	Various	25%	1,888 sq. ft.	(5)
Total Net Lease	261				17,297 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	71%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	100%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,086 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	374 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	94%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	12				4,918 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	66%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	71%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	79%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	71%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	77%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	74%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	83%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	74%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	73%

Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	73%
Raven Select Service Portfolio	10	Various	June 2019	100%	1,291 keys	73%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	68%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	66%
RHW Select Service Portfolio	6	Colorado Springs, CO	Nov. 2019	100%	557 keys	69%
Key West Select Service Portfolio	4	Key West, FL	Oct. 2021	100%	519 keys	81%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	69%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	66%
Sleep Extended Stay Hotel Portfolio(11)	195	Various	July 2022	30%	24,802 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	77%
Total Hospitality	240				33,056 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	98%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	99%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	96%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	99%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	96%
Pike Retail Portfolio(6)(13)	29	Various	June 2022	Various(13)	3,096 sq. ft.	95%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	60				8,351 sq. ft.

Self Storage:
East Coast Storage Portfolio	20	Various	Aug. 2019	98%	1,250 sq. ft.	86%
Phoenix Storage 2-Pack	2	Phoenix, AZ	Mar. 2020	98%	111 sq. ft.	81%
Cactus Storage Portfolio	18	Various	Sept. & Oct. 2020	98%	1,089 sq. ft.	85%
Caltex Storage Portfolio	4	Various	Nov. & Dec. 2020	98%	241 sq. ft.	84%
Florida Self Storage Portfolio	2	Cocoa & Rockledge, FL	Dec. 2020	98%	158 sq. ft.	79%
Pace Storage Portfolio	1	Pace, FL	Dec. 2020	98%	72 sq. ft.	82%
Flamingo Self Storage Portfolio	6	Various	Various	98%	376 sq. ft.	84%
Alpaca Self Storage Portfolio	26	Various	Apr. 2022	98%	1,750 sq. ft.	84%
Total Self Storage	79				5,047 sq. ft.

Total Investments in Real Estate	4,512
(1)Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing. Rental Housing units include multifamily units, student housing units, affordable housing units, manufactured housing sites and single family rental homes. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
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
(5)For our industrial, data centers, net lease, retail and office investments, occupancy includes all leased square footage as of March 31, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended March 31, 2026. For our self storage and manufactured housing investments, the occupancy rate includes occupied square footage, occupied sites and occupied units, respectively, as of March 31, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended March 31, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents acquisition of Preferred Apartment Communities.
(7)Includes various ownership interests in 10 unconsolidated multifamily properties.

(8)Includes a 100% interest in 13,570 consolidated single family rental homes, a 44% interest in 8,148 unconsolidated single family rental homes, and a 12% interest in 1,349 unconsolidated single family rental homes.
(9)Includes various ownership interests in 40,511 unconsolidated single family rental homes.
(10)Includes various ownership interests in 326 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 86 consolidated industrial properties and 19 unconsolidated industrial properties.
(13)Includes 28 wholly owned retail properties and a 50% interest in one unconsolidated retail property.
(14)Includes properties held by DSTs as of March 31, 2026.

Lease Expirations
The following schedule details the expiring leases at our consolidated industrial, data centers, net lease, retail, and office properties by annualized base rent and square footage as of March 31, 2026 ($ and square feet data in thousands). The table below excludes our rental housing and self storage properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	413	$86,188	5%	22,409	14%
2027	631	194,590	11%	25,412	16%
2028	588	196,562	11%	24,786	15%
2029	470	194,779	11%	22,077	14%
2030	410	198,420	12%	20,416	13%
2031	284	113,760	7%	14,136	9%
2032	97	58,779	3%	5,433	3%
2033	96	47,589	3%	4,385	3%
2034	57	21,335	1%	2,631	2%
2035	65	23,606	1%	1,873	1%
Thereafter	124	575,009	35%	17,357	10%
Total	3,235	$1,710,617	100%	160,915	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2026 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets, based on fair value as of March 31, 2026:

Collateral Type

Diversified
1%
Hospitality
2%
Other
3%
Data Center
2%
Office
6%
Net Lease
11%
Rental Housing
41%
Industrial
34%

Credit Rating[1]

CCC and Below 2%
B 12%
BB 14%
BBB 9%
Private CRE Loans 18%
Not Rated[2] 45%

(1)BBB represents credit ratings of BBB+, BBB, and BBB-, BB represents credit ratings of BB+, BB, and BB-, B represents credit ratings of B+, B, and B-, and CCC and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 59% and are primarily composed of rental housing (44%) and industrial (52%) assets.

The following table details our investments in real estate debt as of March 31, 2026 ($ in thousands):

	March 31, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.0%	11/21/2036	$3,516,407	$3,504,015	$3,314,973
RMBS	4.5%	10/12/2059	105,500	103,228	87,400
Corporate bonds	+2.3%	11/4/2030	118,555	117,698	116,130
Total real estate securities	7.3%	4/5/2037	3,740,462	3,724,941	3,518,503
Commercial real estate loans	+4.6%	12/18/2027	774,237	764,821	773,419
Other investments(5)	N/A	N/A	80,947	80,947	82,520
Total investments in real estate debt	7.3%	1/9/2033	$4,595,646	$4,570,709	$4,374,442
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of March 31, 2026 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of March 31, 2026, we have interest rate swaps outstanding with a notional value of $0.3 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.2 billion as of March 31, 2026. In addition, CMBS includes zero-coupon securities of less than $0.1 billion as of March 31, 2026.
(5)Represents an investment in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date excludes this joint venture.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2026	2025	$
Revenues
Rental revenue	$1,721,254	$1,832,389	$(111,135)
Hospitality revenue	136,187	134,116	2,071
Other revenue	80,225	88,667	(8,442)
Total revenues	1,937,666	2,055,172	(117,506)
Expenses
Rental property operating	796,102	858,950	(62,848)
Hospitality operating	94,478	94,139	339
General and administrative	14,445	16,114	(1,669)
Management fee	172,225	168,425	3,800
Performance participation allocation	156,706	142,175	14,531
Impairment of investments in real estate	135,217	170,258	(35,041)
Depreciation and amortization	760,489	827,099	(66,610)
Total expenses	2,129,662	2,277,160	(147,498)
Other income (expense)
Loss from unconsolidated entities	(42,162)	(765,015)	722,853
Income from investments in real estate debt	77,676	132,878	(55,202)
Change in net assets of consolidated securitization vehicles	17,026	32,185	(15,159)
Income (loss) from interest rate derivatives	10,293	(362,662)	372,955
Net gain on dispositions of real estate	462,535	135,909	326,626
Interest expense, net	(695,460)	(765,796)	70,336
Loss on extinguishment of debt	(12,877)	(11,514)	(1,363)
Other expense	(10,558)	(13,781)	3,223
Total other income (expense)	(193,527)	(1,617,796)	1,424,269
Net loss	$(385,523)	$(1,839,784)	$1,454,261
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	$(5,569)	$20,128	$(25,697)
Net loss attributable to non-controlling interests in BREIT OP	33,634	123,019	(89,385)
Net loss attributable to BREIT stockholders	$(357,458)	$(1,696,637)	$1,339,179
Rental Revenue
During the three months ended March 31, 2026, rental revenue decreased $111.1 million as compared to the three months ended March 31, 2025. The decrease can primarily be attributed to a $137.5 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to March 31, 2026, partially offset by a $26.4 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended March 31, 2026, hospitality revenue increased $2.1 million as compared to the three months ended March 31, 2025. The increase can primarily be attributed to a $4.0 million increase in Same Property revenues, partially offset by a $1.9 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to March 31, 2026. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the three months ended March 31, 2026, other revenue decreased $8.4 million as compared to the three months ended March 31, 2025. The decrease can primarily be attributed to an $11.5 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to March 31, 2026, partially offset by a $3.1 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Rental Property Operating Expenses
During the three months ended March 31, 2026, rental property operating expenses decreased $62.8 million as compared to the three months ended March 31, 2025. The decrease can primarily be attributed to a $75.7 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from January 1, 2025 to March 31, 2026, partially offset by a $12.9 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended March 31, 2026, hospitality operating expenses increased $0.3 million as compared to the three months ended March 31, 2025. The increase can primarily be attributed to a $4.8 million increase in Same Property hospitality operating expenses, partially offset by a $4.5 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions we made from January 1, 2025 to March 31, 2026. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the three months ended March 31, 2026, general and administrative expenses decreased $1.7 million compared to the three months ended March 31, 2025. The decrease was due to an decrease in various corporate level expenses during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Management Fee
During the three months ended March 31, 2026, the management fee increased $3.8 million compared to the three months ended March 31, 2025. The increase was due to a higher average NAV during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Performance Participation Allocation
During the three months ended March 31, 2026, the performance participation allocation expense increased $14.5 million compared to the three months ended March 31, 2025. The increase was the result of a higher total return for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Impairment of Investments in Real Estate

During the three months ended March 31, 2026, impairments of investments in real estate decreased $35.0 million compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, we recognized an aggregate $135.2 million of impairment charges including (i) $88.4 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, and (ii) $46.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended March 31, 2025, we recognized an aggregate $170.3 million of impairment charges including (i) $146.8 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $23.5 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the three months ended March 31, 2026, depreciation and amortization decreased $66.6 million compared to the three months ended March 31, 2025. The decrease was primarily driven by the impact of disposition activity from January 1, 2025 through March 31, 2026.

Loss from Unconsolidated Entities
During the three months ended March 31, 2026, we had a net loss from unconsolidated entities of $42.2 million, primarily driven by interest and depreciation and amortization. During the three months ended March 31, 2025, we had a net loss from unconsolidated entities of $765.0 million, driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs.
Income from Investments in Real Estate Debt
During the three months ended March 31, 2026, income from investments in real estate debt decreased $55.2 million compared to the three months ended March 31, 2025. The decrease was primarily attributable to a (i) decrease of $31.3 million in interest income as a result of sales and repayments and (ii) a decrease of $27.0 million in net unrealized/realized gains on our investments in real estate debt and related derivatives, partially offset by (iii) a decrease in other expense of $3.1 million.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended March 31, 2026, the change in net assets of consolidated securitization vehicles decreased $15.2 million compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease of $17.3 million in interest income as a result of sales and repayments, partially offset by an increase in net unrealized/realized gains of $2.1 million.
Income (Loss) from Interest Rate Derivatives
During the three months ended March 31, 2026, income from interest rate derivatives increased $373.0 million compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase in the fair value of our derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended March 31, 2026, net gain on dispositions of real estate increased $326.6 million compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, we recorded $462.5 million of net gains from the disposition of 35 industrial properties, 26 rental housing properties, two office properties, and one retail property. During the three months ended March 31, 2025, we recorded $135.9 million of net gains from the disposition of 19 rental housing properties, eight industrial properties, and two retail properties.
Interest Expense, Net
During the three months ended March 31, 2026, net interest expense decreased $70.3 million compared to the three months ended March 31, 2025. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from January 1, 2025 to March 31, 2026.
Loss on Extinguishment of Debt
During the three months ended March 31, 2026, loss on extinguishment of debt increased $1.4 million compared to the three months ended March 31, 2025. The increase was primarily due to the impact of refinancing and disposition activity during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Other Expense
During the three months ended March 31, 2026, other expense decreased $3.2 million compared to the three months ended March 31, 2025. The decrease was primarily due to decreases in portfolio-level corporate costs of $3.2 million.

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

For the three months ended March 31, 2026 and 2025, our Same Property portfolio consisted of 729 rental housing, 2,849 industrial, 53 data centers, two net lease, 240 hospitality, 79 self storage, 59 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Net loss	$(385,523)	$(1,839,784)	$1,454,261
Adjustments to reconcile to Same Property NOI
General and administrative	14,445	16,114	(1,669)
Management fee	172,225	168,425	3,800
Performance participation allocation	156,706	142,175	14,531
Impairment of investments in real estate	135,217	170,258	(35,041)
Depreciation and amortization	760,489	827,099	(66,610)
Loss from unconsolidated entities	42,162	765,015	(722,853)
Income from investments in real estate debt	(77,676)	(132,878)	55,202
Change in net assets of consolidated securitization vehicles	(17,026)	(32,185)	15,159
(Income) loss from interest rate derivatives	(10,293)	362,662	(372,955)
Net gain on dispositions of real estate	(462,535)	(135,909)	(326,626)
Interest expense, net	695,460	765,796	(70,336)
Loss on extinguishment of debt	12,877	11,514	1,363
Other expense	10,558	13,781	(3,223)
Portfolio-level corporate costs(1)	157,712	168,966	(11,254)
Incentive compensation awards(2)	16,776	17,337	(561)
Lease termination fees	(202)	(2,614)	2,412
Amortization of above and below-market lease intangibles	(7,537)	(10,123)	2,586
Straight-line rental income and expense	(35,981)	(34,924)	(1,057)
NOI from unconsolidated entities	346,038	242,869	103,169
NOI attributable to non-controlling interests in consolidated subsidiaries	(127,899)	(127,578)	(321)
NOI attributable to BREIT stockholders	1,395,993	1,356,016	39,977
Less: Non-Same Property NOI attributable to BREIT stockholders	143,682	140,218	3,464
Same Property NOI attributable to BREIT stockholders	$1,252,311	$1,215,798	$36,513
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues
Rental revenue	$1,601,125	$1,574,738	$26,387	2%
Hospitality revenue	136,103	132,093	4,010	3%
Other revenue	57,083	54,006	3,077	6%
Total revenues	1,794,311	1,760,837	33,474	2%

Expenses
Rental property operating	579,072	566,158	12,914	2%
Hospitality operating	90,932	86,107	4,825	6%
Total expenses	670,004	652,265	17,739	3%

Same Property NOI attributable to non-controlling interests in consolidated subsidiaries	(124,413)	(121,799)	(2,614)	2%
Consolidated Same Property NOI attributable to BREIT stockholders	999,894	986,773	13,121	1%
Same Property NOI from unconsolidated entities	252,417	229,025	23,392	10%
Same Property NOI attributable to BREIT stockholders	$1,252,311	$1,215,798	$36,513	3%
Same Property – Rental Revenue
Same Property rental revenue increased $26.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to a $19.2 million increase in base rental revenue, a $5.7 million increase in tenant reimbursement income as a result of higher operating expenses, and a $1.5 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Three Months Ended March 31,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2026	2025
Rental Housing	$1,034,923	$1,035,631	$(708)	(1)%	+1%
Industrial	215,359	201,256	14,103	+1%	+6%
Net Lease	122,038	119,645	2,393	—%	+2%
Retail	37,166	35,349	1,817	—%	+5%
Office	30,567	29,214	1,353	—%	+5%
Self Storage	16,671	16,692	(21)	+4%	(4)%
Data Centers	10,463	10,245	218	—%	+2%
Total base rental revenue	$1,467,187	$1,448,032	$19,155

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $4.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in hospitality revenue was primarily due to increases in average daily rate and occupancy and an increase in food and beverage revenue at our hotels during the three months ended March 31, 2026.
Same Property – Other Revenue
Same Property other revenue increased $3.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to increased ancillary income at our rental housing properties during the three months ended March 31, 2026.

Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $12.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in rental property operating expenses was primarily the result of increased insurance, real estate taxes, and general operating expenses at our rental housing and industrial properties during the three months ended March 31, 2026.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $4.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in hospitality operating expenses was primarily the result of increased real estate taxes, insurance, food and beverage expense, and other operating expenses at our hotels during the three months ended March 31, 2026.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $23.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to BREIT stockholders	$(357,458)	$(1,696,637)
Net loss attributable to OP unitholders	(33,634)	(123,019)
Net loss attributable to BREIT stockholders and OP unitholders	(391,092)	(1,819,656)
Adjustments to arrive at FFO:
Depreciation and amortization	760,489	827,908
Impairment of investments in real estate	135,217	170,258
Net gain on dispositions of real estate	(462,535)	(135,909)
Net gain on change in control	(296)	(10,988)
Allocable share of adjustments related to unconsolidated entities	167,790	110,271
Amount attributable to non-controlling interests for above adjustments	(61,772)	(79,655)
FFO attributable to BREIT stockholders and OP unitholders	147,801	(937,771)
Adjustments to arrive at AFFO:
Performance participation allocation	156,706	142,175
Incentive compensation awards	20,157	19,781
Loss on extinguishment of debt	12,877	11,514
Unrealized (gains) losses in fair value of financial instruments	(2,210)	332,456
Straight-line rental income and expense	(40,475)	(29,671)
Amortization of deferred financing costs	49,929	53,492
Amortization of restricted stock awards	300	300
Other(1)	(1,705)	9,695
Allocable share of adjustments related to unconsolidated entities	1,417	735,255
Amount attributable to non-controlling interests for above adjustments	1,931	2,489
AFFO attributable to BREIT stockholders and OP unitholders	346,728	339,715
Adjustments to arrive at FAD:
Management fee	172,225	168,425
Recurring tenant improvements, leasing commissions, and other capital expenditures(2)	(122,398)	(118,179)
Stockholder servicing fees	(37,826)	(40,203)
Realized (gains) losses on financial instruments	(5,550)	8,695
Allocable share of adjustments related to unconsolidated entities	(30,572)	(21,856)
Amount attributable to non-controlling interests for above adjustments	4,810	6,876
FAD attributable to BREIT stockholders and OP unitholders	$327,417	$343,473
(1)Other adjustments to arrive at AFFO for the three months ended March 31, 2026 and 2025 primarily include severance costs, organization costs, amortization of above-and-below market lease intangibles, and amortization of mortgage premium/discount, and to a lesser extent, amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
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
•Investments in real estate debt consist of CMBS and RMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mortgage loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available. In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt, such as mortgage loans, mezzanine loans and other investments, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurements, the Company engages third party service providers to perform valuations for such investments. The service providers will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to the “Fair Value Measurements” section of Note 2 to our condensed consolidated financial statements for additional details on the Company’s investments in real estate debt.
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
NAV and NAV Per Share Calculation
Each share class has an undivided interest in our assets and liabilities, other than class-specific liabilities (including the management fee paid to the Adviser, stockholder servicing fees paid to the Dealer Manager and the performance participation allocation paid to the Special Limited Partner). In accordance with the valuation guidelines, our NAV per share for each share class as of the last calendar day of each month is calculated using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our investments in real estate debt, (3) our investments in unconsolidated entities, (4) our mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities, and (5) our other assets and liabilities.
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
•Any change in our aggregate NAV (whether an increase or decrease), excluding management fees paid to the Advisor and the performance participation allocation paid to the Special Limited Partner, is allocated among each class of shares (including OP units) based on each class’s relative percentage of the previous aggregate NAV adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. For the purposes of allocating any change in our aggregate NAV, Class S will be combined with Class S-2, Class T will be combined with T-2, and Class D will be combined with D-2 when allocating changes on a relative percentage of the aggregate NAV. Changes in our aggregate NAV include, but are not limited to, accruals of our net portfolio income, interest expense, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements, debt appreciation and depreciation and general and administrative expenses. Unrealized net real estate and debt appreciation includes any change in the fair market value of our investments in real estate, investments in real estate debt, investments in unconsolidated entities, and Debt.
•For each applicable class of shares, the management fee is calculated as a percentage of the aggregate NAV for such class of shares and any accrued performance participation allocation is calculated as a percentage of Total Return, subject to a Hurdle amount and a High Water mark, with a Catch-Up (each term as defined in the prospectus), with respect to such class of shares.
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

Our total NAV presented in the following tables includes the NAV of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C shares, and Class L shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ and shares/units in thousands):

Components of NAV	March 31, 2026
Investments in real estate(1)	$94,655,772
Investments in real estate debt	4,374,442
Investments in unconsolidated entities(2)	18,335,225
Cash and cash equivalents	1,275,951
Restricted cash	783,311
Other assets	3,213,118
Mortgage loans, term loans, and revolving credit facilities, net	(56,219,357)
Secured financings of investments in real estate debt	(2,571,583)
Subscriptions received in advance	(270,952)
Other liabilities	(2,552,776)
Accrued performance participation allocation	(156,706)
Management fee payable	(57,647)
Accrued stockholder servicing fees(3)	(13,027)
Non-controlling interests in consolidated subsidiaries	(5,867,590)
Net Asset Value	$54,928,181
Number of outstanding shares/units(4)	3,851,559

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $83.7 billion allocable to us and $11.0 billion allocable to third party joint venture interests in such investments as of March 31, 2026.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of March 31, 2026, our allocable share of the gross real estate asset value held by such entities was $39.5 billion.
(3)Stockholder servicing fees only apply to Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 as an offering cost, in each case, at the time we sell the applicable shares. As of March 31, 2026, the Company has accrued under GAAP $0.7 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)As of March 31, 2026, no Class L-2 or Class F shares were outstanding.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ and shares/units in thousands, except per share/unit data):

Share Class	Net asset value	Number of outstanding shares/units(1)	NAV Per Share/Unit as of March 31, 2026
Class I Shares	$30,525,091	2,141,584	$14.2535
Class S Shares	16,627,948	1,167,501	14.2423
Class S-2 Shares	496,436	34,856	14.2423
Class D Shares	1,338,186	96,322	13.8928
Class D-2 Shares	76,739	5,524	13.8928
Class T Shares	431,366	30,816	13.9980
Class T-2 Shares	3,408	243	13.9980
Class C Shares	632,842	38,228	16.5542
Class L Shares	61,837	4,333	14.2703
Third Party Operating Partnership(2)	4,734,328	332,152	14.2535
Total	$54,928,181	3,851,559
(1)As of March 31, 2026, no Class L-2 or Class F shares were outstanding.
(2)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.4%
Industrial	7.5%	5.5%
Net Lease	6.6%	5.5%
Hospitality	10.8%	9.0%
Data Centers	8.4%	6.1%
Self Storage	8.4%	6.5%
Office	7.8%	5.6%
Retail	7.9%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Self Storage Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.7)%	(1.7)%	(1.8)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+3.4%	+2.8%	+1.5%	+1.1%	+2.2%	+3.2%	+2.4%
(weighted average)	0.25% increase	(2.7)%	(3.1)%	(2.5)%	(1.4)%	(0.9)%	(2.2)%	(2.9)%	(2.3)%
The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2026
Stockholders’ equity	$18,324,273
Non-controlling interests attributable to BREIT OP	3,585,633
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	21,909,906
Adjustments:
Accrued stockholder servicing fees	676,270
Accrued affiliated service provider incentive compensation awards	(23,020)
Accumulated depreciation and amortization under GAAP	15,995,734
Unrealized net real estate and real estate debt appreciation	16,369,291
NAV	$54,928,181

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
–Our investments in real estate are presented at their depreciated cost basis in our condensed consolidated GAAP financial statements. Additionally, Debt is presented at its amortized cost basis in our condensed consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.1652 per share/unit for the three months ended March 31, 2026. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of March 31, 2026, there were no Class L-2 shares or Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the three months ended March 31, 2026:

Record Date	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	Class L Shares	OP Units
January 31, 2026	$0.0554	$0.0451	$0.0452	$0.0524	$0.0525	$0.0453	$0.0453	$0.0554	$0.0554
February 28, 2026	0.0544	0.0451	0.0451	0.0517	0.0517	0.0453	0.0453	0.0544	0.0544
March 31, 2026	0.0554	0.0451	0.0451	0.0524	0.0524	0.0453	0.0453	0.0554	0.0554
Total	$0.1652	$0.1353	$0.1354	$0.1565	$0.1566	$0.1359	$0.1359	$0.1652	$0.1652
The following table summarizes our distributions declared during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$311,278	53%	$302,280	51%
Reinvested in shares	279,567	47%	296,277	49%
Total distributions(1)	$590,845	100%	$598,557	100%
Sources of Distributions
Cash flows from operating activities(2)	$473,810	80%	$572,454	96%
Net gains from investment realizations(3)	117,035	20%	26,103	4%
Indebtedness	—	—%	—	—%
Total sources of distributions	$590,845	100%	$598,557	100%

Cash flows from operating activities	$473,810		$572,454
Net gains from investment realizations(3)	$331,546		$(43,142)
Funds from Operations(4)	$147,801		$(937,771)
Adjusted Funds from Operations(4)	$346,728		$339,715
Funds Available for Distribution(4)	$327,417		$343,473
(1)Excludes cash paid to third party joint venture partners of consolidated subsidiaries classified as non-controlling interests under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through March 31, 2026.
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

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $7.2 billion of liquidity as of May 7, 2026. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $5.9 billion as well as unrestricted cash and cash equivalents of $1.3 billion. We also expect $0.1 billion of proceeds from dispositions under contract where we have received a non-refundable deposit as of May 7, 2026. We also generate incremental liquidity through our operating cash flows, which were $0.5 billion for the three months ended March 31, 2026. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $4.4 billion as of March 31, 2026.

In addition, we remain moderately leveraged (46% as of March 31, 2026) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $81.4 billion as of May 7, 2026.

Capital Resources
As of March 31, 2026, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of March 31, 2026 ($ in thousands):

	March 31, 2026			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	3.9%	6/8/2030	N/A	$20,405,741	$20,763,325
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.1%	12/6/2028	N/A	30,287,219	30,964,083
Variable rate secured revolving credit facilities	+1.9%	4/23/2028	$2,503,447	2,503,447	2,666,334
Variable rate warehouse facilities(4)	+2.2%	12/4/2028	$2,385,986	1,572,118	1,580,141
Total variable rate loans	+2.1%	11/20/2028		34,362,784	35,210,558
Total loans secured by our properties	5.1%	6/18/2029		54,768,525	55,973,883

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.5%	3/15/2027	N/A	2,571,583	2,921,671

Unsecured loans:
Unsecured term loans	+2.5%	2/21/2029	N/A	1,426,923	1,276,923
Unsecured variable rate revolving credit facilities	+2.5%	9/5/2028	$6,248,077	475,000	1,175,000
Affiliate revolving credit facility	+2.5%	12/15/2026	75,000	—	—
Total unsecured loans			$6,323,077	1,901,923	2,451,923

Total indebtedness				$59,242,031	$61,347,477

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of March 31, 2026, we had outstanding interest rate swaps with an aggregate notional balance of $32.5 billion and interest rate caps with an aggregate notional balance of $20.1 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $189.6 million and $201.9 million of loans related to investments in affordable housing properties as of March 31, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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
The following table is a summary of the impact of derivatives on our weighted average interest rate as of March 31, 2026:

Weighted average interest rate of loans secured by our properties	5.1%
Impact of interest rate swaps, caps and other derivatives	(1.1)%
Net weighted average interest rate of loans secured by our properties	4.0%

Public and Private Offerings
For the three months ended March 31, 2026, we have received proceeds of $1.2 billion from the sale of shares of common stock in our continuous public and private offerings, and units of BREIT OP.
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

As of May 8, 2026, we have received cumulative net proceeds of $2.1 billion from selling an aggregate of 152.5 million shares of our common stock in the Current Offering (consisting of 94.1 million Class I shares, 15.7 million Class S shares, 33.3 million Class S-2 shares, 1.7 million Class D shares, 6.7 million Class D-2 shares, 0.6 million Class T shares, and 0.4 million Class T-2 shares).
Additionally, we have and may continue to conduct private offerings of Class I, Class S-2, Class T-2, Class D-2, Class C, Class L, and Class L-2 shares to accredited investors or other vehicles that hold our shares and other assets, as described in our prospectus. All such private offerings are or will be exempt from the registration provisions of the Securities Act.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the three months ended March 31, 2026, we fulfilled $1.3 billion of repurchases requested, which represents all repurchase requests received for the three months ended March 31, 2026. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$66,052,967	$15,531,084	$21,512,350	$20,190,444	$8,819,089
Ground leases	2,782,221	40,686	82,800	85,181	2,573,554
Total	$68,835,188	$15,571,770	$21,595,150	$20,275,625	$11,392,643

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at March 31, 2026. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$473,810	$572,454
Cash flows provided by investing activities	4,273,992	1,261,776
Cash flows used in financing activities	(5,034,365)	(1,663,315)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(286,563)	$170,915
Cash flows provided by operating activities decreased $0.1 billion during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to decreased cash flows from the operations of our investments in real estate and income on our investments in real estate debt.
Cash flows provided by investing activities increased $3.0 billion during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to (i) an increase of $1.9 billion in sales and repayments of real estate loans held by consolidated securitization vehicles, (ii) an increase of $1.0 billion in proceeds from disposition of real estate and (iii) an increase of $0.9 billion in proceeds from sales and repayments of investments in real estate debt. This was partially offset by an increase of $0.6 billion in purchases of investments of real estate debt.
Cash flows used in financing activities increased $3.4 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to a net increase in the repayment of borrowings of $2.6 billion and an increase of $1.8 billion in repayments of senior obligations of consolidated securitization vehicles. This was offset by a decrease of $0.6 billion in repurchases of common stock and an increase of $0.4 billion in proceeds from issuance of common stock.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $38.8 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $32.5 billion and interest rate caps with an aggregate net notional balance of $20.1 billion as of March 31, 2026 to hedge the risk of increasing interest rates. For the three months ended March 31, 2026, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $3.5 million, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” of our Annual Report on Form 10-K for more information on risks associated with our use of derivatives and hedging transactions.
Investments in Real Estate Debt, at Fair Value
As of March 31, 2026, we held $4.4 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $2.2 million for the three months ended March 31, 2026.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM  1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2026, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended March 31, 2026, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.1 million Class B units of BREIT OP to the Adviser in satisfaction of the 2026 management fee through February 2026. Additionally, we issued 4.0 million Class B units of BREIT OP to the Adviser in April 2026 in satisfaction of the March 2026 management fee.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to other investors. During the three months ended March 31, 2026, we received $149.3 million from selling 10.5 million unregistered Class I shares and $26.1 million from selling 1.6 million unregistered Class C shares to such vehicles, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
We have also sold Class I and Class S-2 shares to certain accredited investors through certain participating broker-dealers. During the three months ended March 31, 2026, we received $37.9 million from selling 2.7 million unregistered Class I shares and $80.6 million from selling 5.7 million unregistered Class S-2 shares, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
We have also issued 1.4 million Class S and D shares for $20.3 million pursuant to the Company's distribution reinvestment plan to certain investors that previously purchased shares in the public offering and are clients of certain participating broker-dealers.
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
The aggregate NAV of total repurchases of all share classes, excluding OP units held by investors other than the Company, (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. Certain stockholders are subject to certain restrictions, including a minimum holding period and certain repurchase limitations, in addition to the Company's existing monthly and quarterly limitations. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the three months ended March 31, 2026, we fulfilled $1.3 billion of share and unit repurchases requested, which represents all repurchase requests received for the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
January 2026	32,791,105	$14.12	32,791,105	0.9%	—
February 2026	27,291,139	$14.18	27,291,139	0.8%	—
March 2026	28,678,095	$14.23	28,678,095	0.8%	—
Total	88,760,339	$14.17	88,760,339	2.5%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

As of March 31, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $4.8 billion. Blackstone did not submit any repurchase requests for shares or units previously issued as payment for management fees or the performance participation allocation during the three months ended March 31, 2026.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 8, 2026	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)