Form 10-Q/A
period 2026-03-31
Blackstone Real Estate Income Trust, Inc.
filed 2026-05-11
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
Blackstone Real Estate Income Trust, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2026, which was filed with the Securities and Exchange Commission on May 8, 2026 (the “Form 10-Q”), for the sole purpose of providing conformed signatures on Exhibits 31.1, 31.2 and 32.1 inadvertently omitted from the Form 10-Q. Accordingly, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Form 10-Q. This Amendment should be read in conjunction with the Form 10-Q.
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

May 8, 2026	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

3