Form 10-Q
period 2026-06-30
Blackstone Real Estate Income Trust, Inc.
filed 2026-08-07
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2026, the registrant had the following shares outstanding (in thousands): 2,192,529 shares of Class I common stock, 1,122,454 shares of Class S common stock, 63,361 shares of Class S-2 common stock, 90,499 shares of Class D common stock, 7,937 shares of Class D-2 common stock, 27,554 shares of Class T common stock, 574 shares of Class T-2 common stock, 39,062 shares of Class C common stock, 14,303 shares of Class L common stock, 0 shares of Class L-2 common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$68,955,509	$73,933,873
Investments in unconsolidated entities (includes $3,744,156 and $3,843,300 at fair value as of June 30, 2026 and December 31, 2025, respectively)	5,999,375	6,144,367
Investments in real estate debt, at fair value	3,828,678	4,133,770
Real estate loans held by consolidated securitization vehicles, at fair value	4,095,346	6,975,460
Cash and cash equivalents	1,405,134	1,605,053
Restricted cash	835,097	739,986
Other assets	5,634,718	5,070,999
Total assets	$90,753,857	$98,603,508

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$52,525,971	$55,540,761
Secured financings of investments in real estate debt	2,655,650	2,921,671
Senior obligations of consolidated securitization vehicles, at fair value	3,544,320	6,284,112
Unsecured revolving credit facilities and term loans	1,526,923	2,451,923
Due to affiliates	967,524	791,741
Other liabilities	4,219,094	3,944,536
Total liabilities	65,439,482	71,934,744

Commitments and contingencies	—	—
Redeemable non-controlling interests	111,393	141,102

Equity
Common stock, $0.01 par value per share	35,330	35,210
Additional paid-in capital	40,419,220	40,302,620
Accumulated other comprehensive income	308,611	307,865
Accumulated deficit and cumulative distributions	(23,148,992)	(21,313,611)
Total stockholders’ equity	17,614,169	19,332,084
Non-controlling interests attributable to consolidated subsidiaries	3,726,958	3,725,813
Non-controlling interests attributable to BREIT OP	3,861,855	3,469,765
Total equity	25,202,982	26,527,662
Total liabilities and equity	$90,753,857	$98,603,508
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$1,629,105	$1,770,660	$3,350,359	$3,603,049
Hospitality revenue	145,475	139,199	281,662	273,315
Other revenue	86,047	88,522	166,272	177,189
Total revenues	1,860,627	1,998,381	3,798,293	4,053,553

Expenses
Rental property operating	763,951	828,825	1,560,053	1,687,775
Hospitality operating	97,650	97,968	192,128	192,107
General and administrative	18,109	16,886	32,554	33,000
Management fee	176,615	166,892	348,840	335,317
Performance participation allocation	243,066	88,824	399,772	230,999
Impairment of investments in real estate	99,250	171,113	234,467	341,371
Depreciation and amortization	742,511	808,651	1,503,000	1,635,750
Total expenses	2,141,152	2,179,159	4,270,814	4,456,319

Other income (expense)
Income (loss) from unconsolidated entities	25,672	26,991	(16,490)	(738,024)
Income from investments in real estate debt	82,767	133,654	160,443	266,532
Change in net assets of consolidated securitization vehicles	9,217	38,207	26,243	70,392
Loss from interest rate derivatives	(56,333)	(236,097)	(46,040)	(598,759)
Net gain on dispositions of real estate	393,297	464,394	855,832	600,303
Interest expense, net	(604,639)	(777,766)	(1,300,099)	(1,543,562)
Loss on extinguishment of debt	(24,453)	(25,360)	(37,330)	(36,874)
Other expense	(11,188)	(12,228)	(21,746)	(26,009)
Total other income (expense)	(185,660)	(388,205)	(379,187)	(2,006,001)
Net loss	$(466,185)	$(568,983)	$(851,708)	$(2,408,767)
Net loss attributable to non-controlling interests in consolidated subsidiaries	$24,100	$40,124	$18,531	$60,252
Net loss attributable to non-controlling interests in BREIT OP	40,663	40,381	74,297	163,400
Net loss attributable to BREIT stockholders	$(401,422)	$(488,478)	$(758,880)	$(2,185,115)
Net loss per share of common stock — basic and diluted
Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	$(0.11)	$(0.14)	$(0.22)	$(0.61)
Class L	$(0.08)	$—	$(0.16)	$—

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(466,185)	$(568,983)	$(851,708)	$(2,408,767)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(7,615)	64,491	(25,815)	88,098
Unrealized gain (loss) on derivatives	29,593	(59,388)	50,471	(154,843)
Unrealized loss on derivatives from unconsolidated entities	(4,500)	(16,511)	(9,790)	(49,812)
Other comprehensive income (loss)	17,478	(11,408)	14,866	(116,557)
Comprehensive loss	(448,707)	(580,391)	(836,842)	(2,525,324)
Comprehensive loss attributable to non-controlling interests in consolidated subsidiaries	15,415	50,955	4,454	94,263
Comprehensive loss attributable to non-controlling interests in BREIT OP	39,961	40,414	74,254	168,775
Comprehensive loss attributable to BREIT stockholders	$(393,331)	$(489,022)	$(758,134)	$(2,262,286)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at March 31, 2026	$35,190	$40,196,387	$300,520	$(22,207,824)	$18,324,273	$3,691,265	$3,585,633	$25,601,171
Common stock issued	561	804,651	—	—	805,212	—	—	805,212
Increase in accrual for offering costs, net	—	(12,771)	—	—	(12,771)	—	—	(12,771)
Distribution reinvestment	179	256,172	—	—	256,351	—	46,920	303,271
Common stock/units repurchased	(593)	(848,949)	—	—	(849,542)	—	(4,284)	(853,826)
Amortization of compensation awards, net of tax withholding on net share settlement	(7)	15,087	—	—	15,080	—	—	15,080
Net loss ($2,119 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(401,422)	(401,422)	(21,981)	(40,663)	(464,066)
Other comprehensive income ($51 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	8,091	—	8,091	8,736	702	17,529
Distributions declared on common stock and OP units ($0.1659 gross per share/unit)	—	—	—	(539,746)	(539,746)	—	(57,981)	(597,727)
Contributions from non-controlling interests	—	—	—	—	—	91,705	331,528	423,233
Operating distributions to non-controlling interests	—	—	—	—	—	(38,416)	—	(38,416)
Capital distributions to and redemptions of non-controlling interests	—	(1,754)	—	—	(1,754)	(4,351)	—	(6,105)
Allocation from redeemable non-controlling interests	—	10,397	—	—	10,397	—	—	10,397
Balance at June 30, 2026	$35,330	$40,419,220	$308,611	$(23,148,992)	$17,614,169	$3,726,958	$3,861,855	$25,202,982

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at March 31, 2025	$35,991	$41,500,103	$306,645	$(18,101,064)	$23,741,675	$4,283,753	$2,988,770	$31,014,198
Common stock issued	207	574,485	—	—	574,692	—	—	574,692
Increase in accrual for offering costs, net	—	(343,220)	—	—	(343,220)	—	—	(343,220)
Distribution reinvestment	190	260,542	—	—	260,732	—	36,133	296,865
Common stock/units repurchased	(1,057)	(1,455,702)	—	—	(1,456,759)	—	(21,393)	(1,478,152)
Amortization of compensation awards	204	20,259	—	—	20,463	—	—	20,463
Net loss ($1,168 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(488,478)	(488,478)	(39,584)	(39,753)	(567,815)
Other comprehensive loss ($160 of other comprehensive income allocated to redeemable non‑controlling interests)	—	—	(544)	—	(544)	(10,991)	(33)	(11,568)
Distributions declared on common stock and OP units ($0.1646 gross per share/unit)	—	—	—	(545,935)	(545,935)	—	(46,655)	(592,590)
Contributions from non-controlling interests	—	—	—	—	—	24,614	367,069	391,683
Operating distributions to non-controlling interests	—	—	—	—	—	(41,911)	—	(41,911)
Capital distributions to and redemptions of non-controlling interests	—	1,270	—	—	1,270	(32,044)	—	(30,774)
Allocation to redeemable non-controlling interests	—	(2,560)	—	—	(2,560)	—	—	(2,560)
Balance at Balance at June 30, 2025	$35,535	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2025	$35,210	$40,302,620	$307,865	$(21,313,611)	$19,332,084	$3,725,813	$3,469,765	$26,527,662
Common stock issued	1,197	1,702,761	—	—	1,703,958	—	—	1,703,958
Increase in accrual for offering costs, net	—	(20,996)	—	—	(20,996)	—	—	(20,996)
Distribution reinvestment	356	511,579	—	—	511,935	—	90,331	602,266
Common stock/units repurchased	(1,485)	(2,106,188)	—	—	(2,107,673)	—	(14,840)	(2,122,513)
Amortization of compensation awards, net of tax withholding on net share settlement	52	18,921	—	—	18,973	—	—	18,973
Net loss ($2,961 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(758,880)	(758,880)	(15,570)	(74,297)	(848,747)
Other comprehensive income ($89 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	746	—	746	14,166	43	14,955
Distributions declared on common stock and OP Units ($0.3311 gross per share/unit)	—	—	—	(1,076,501)	(1,076,501)	—	(112,071)	(1,188,572)
Contributions from non-controlling interests	—	—	—	—	—	115,879	502,924	618,803
Operating distributions to non-controlling interests	—	—	—	—	—	(79,311)	—	(79,311)
Capital distributions to and redemptions of non-controlling interests	—	(1,754)	—	—	(1,754)	(34,019)	—	(35,773)
Allocation from redeemable non-controlling interests	—	12,277	—	—	12,277	—	—	12,277
Balance at June 30, 2026	$35,330	$40,419,220	$308,611	$(23,148,992)	$17,614,169	$3,726,958	$3,861,855	$25,202,982

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2024	$36,902	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued	446	1,095,806	—	—	1,096,252	—	—	1,096,252
Increase in accrual for offering costs, net	—	(309,441)	—	—	(309,441)	—	—	(309,441)
Distribution reinvestment	385	527,863	—	—	528,248	—	69,876	598,124
Common stock/units repurchased	(2,603)	(3,578,985)	—	—	(3,581,588)	—	(29,815)	(3,611,403)
Amortization of compensation awards	405	40,140	—	—	40,545	—	—	40,545
Net loss ($2,055 of net loss allocated to redeemable non-controlling interests)	—	—	—	(2,185,115)	(2,185,115)	(59,369)	(162,228)	(2,406,712)
Other comprehensive loss ($135 of other comprehensive income allocated to redeemable non-controlling interests)	—	—	(77,171)	—	(77,171)	(34,170)	(5,351)	(116,692)
Distributions declared on common stock and OP units ($0.3289 gross per share/unit)	—	—	—	(1,102,165)	(1,102,165)	—	(88,982)	(1,191,147)
Contributions from non-controlling interests	—	—	—	—	—	43,185	536,083	579,268
Operating distributions to non-controlling interests	—	—	—	—	—	(78,203)	—	(78,203)
Capital distributions to and redemptions of non-controlling interests	—	1,270	—	—	1,270	(63,274)	—	(62,004)
Allocation to redeemable non-controlling interests	—	(3,406)	—	—	(3,406)	—	—	(3,406)
Balance at Balance at June 30, 2025	$35,535	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311

 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(851,708)	$(2,408,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	348,840	335,317
Performance participation allocation	399,772	230,999
Impairment of investments in real estate	234,467	341,371
Depreciation and amortization	1,503,000	1,635,750
Net gain on dispositions of real estate	(855,832)	(600,303)
Loss on extinguishment of debt	37,330	36,874
Unrealized loss on financial instruments	38,318	523,569
Loss from unconsolidated entities	16,490	738,024
Distributions of earnings from unconsolidated entities	275,234	208,016
Other items	56,914	75,294
Change in assets and liabilities:
Decrease in other assets	65,328	79,584
(Decrease) increase in due to affiliates	(1,749)	1,214
Decrease in other liabilities	(52,516)	(15,365)
Net cash provided by operating activities	1,213,888	1,181,577
Cash flows from investing activities:
Acquisitions of real estate	(10,275)	—
Capital improvements to real estate	(561,993)	(513,660)
Proceeds from disposition of real estate	4,075,966	2,947,093
Investment in unconsolidated entities	(306,331)	(540,590)
Dispositions of and return of capital from unconsolidated entities	134,684	101,635
Purchase of investments in real estate debt	(1,804,391)	(91,705)
Proceeds from sale/repayment of investments in real estate debt	2,012,347	395,535
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	3,650,754	2,201,454
Collateral released (posted) under derivative contracts	723	(1,889)
Other investing activities	(55,246)	(41,078)
Net cash provided by investing activities	7,136,238	4,456,795
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	10,883,334	5,365,475
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(13,656,336)	(5,761,826)
Borrowings under secured financings of investments in real estate debt	1,290,533	261,798
Repayments of secured financings of investments in real estate debt	(1,557,494)	(316,851)
Borrowings under unsecured revolving credit facilities and term loans	1,035,000	2,965,000
Repayments of unsecured revolving credit facilities and term loans	(1,960,000)	(2,820,000)
Payment of deferred financing costs	(127,250)	(99,250)
Sales of senior obligations of consolidated securitization vehicles	20,066	—
Repayments of senior obligations of consolidated securitization vehicles	(3,222,182)	(1,963,927)
Proceeds from issuance of common stock	1,558,445	953,246
Subscriptions received in advance	198,315	124,336
Offering costs paid	(90,217)	(95,234)
Distributions	(559,979)	(576,951)
Repurchase of common stock	(2,169,729)	(3,527,096)
Payment of withholding taxes upon delivery of equity based awards	(18,850)	(13,751)
Contributions from redeemable non-controlling interests	6,651	3,876
Distributions to and redemption of redeemable non-controlling interests	(20,899)	(2,270)
Redemption of affiliated service provider incentive compensation awards	(2,858)	(8,984)
Contributions from non-controlling interests	116,076	207,846
Distributions to and redemptions of non-controlling interests	(177,636)	(249,827)
Net cash used in financing activities	(8,455,010)	(5,554,390)
Net change in cash and cash equivalents and restricted cash	(104,884)	83,982
Cash, cash equivalents and restricted cash, beginning of period	2,345,039	2,776,894
Effects of foreign currency translation on cash, cash equivalents and restricted cash	76	16,794
Cash, cash equivalents and restricted cash, end of period	$2,240,231	$2,877,670
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,405,134	$2,065,595
Restricted cash	835,097	812,075
Total cash, cash equivalents and restricted cash	$2,240,231	$2,877,670

Non-cash investing and financing activities:
Change in accrued stockholder servicing fee due to affiliate	$11,302	$297,042
Issuance of Class B BREIT OP units for payment of management fees	346,221	336,083
Issuance of Class B BREIT OP units for settlement of performance participation allocation	156,706	—
Redeemable non-controlling interest issued as settlement of performance participation allocation	—	45,963
Allocation to redeemable non-controlling interests	12,277	3,406
Distribution reinvestment	602,266	598,124
Conversion of BREIT OP units to Class I shares	1,278	—
Accrued repurchases	288,465	439,289
Investment in single family rental homes risk retention securities	34,125	—
Receivable for proceeds from dispositions of real estate	10,159	—
Payable for unsettled purchases of investments in real estate debt	214,130	—
Mortgage loan and other liabilities assumed by purchaser in connection with real estate disposition	20,578	—
Consolidation of securitization vehicles	991,100	—
Increases in assets and liabilities resulting from change in control transactions:
Investments in real estate, net	—	127,634
Other assets	—	2,806
Mortgage loans, net	—	(56,050)
Other liabilities	—	(2,464)
Non-controlling interests attributable to consolidated subsidiaries	—	(35,344)

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
As of June 30, 2026, the Company owned, in whole or in part, 4,530 properties and 63,081 single family rental homes. The Company currently operates in eight reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, manufactured and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
The Company previously had nine reportable segments. In May 2026, the Company completed the disposition of all properties in its Self Storage segment. The Company determined that the disposition did not represent a strategic shift that has had, or is expected to have, a major effect on the Company’s operations or financial results, and therefore, did not meet the criteria to be classified as discontinued operations. Accordingly, the results of the Self Storage segment are included in continuing operations for all periods presented.
In November 2025, the Company, through BREIT OP, commenced a program (the “DST Program”) to issue and sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) through private offerings (the “DST Program”). These private offerings are exempt from registration under the Securities Act. As of June 30, 2026, $111.2 million in net offering proceeds were raised through the DST Program, which are included in Non-controlling Interests Attributable to Consolidated Subsidiaries on the Condensed Consolidated Balance Sheets.
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
As of June 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $31.7 billion and $22.3 billion, respectively, compared to $36.1 billion and $26.3 billion, respectively, as of December 31, 2025. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.

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
The Company’s derivative financial instruments are reported at fair value and consist of foreign currency and interest rate contracts. The Company determines the fair values of its foreign currency and interest rate contracts by utilizing a third party derivative specialist. The fair values for foreign currency and interest rate contracts were based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs).
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt, at fair value(1)	$—	$3,101,124	$647,432	$3,748,556	$—	$3,282,457	$754,693	$4,037,150
Real estate loans held by consolidated securitization vehicles, at fair value	—	4,095,346	—	4,095,346	—	6,975,460	—	6,975,460
Investments in unconsolidated entities	—	—	3,744,156	3,744,156	—	—	3,843,300	3,843,300
Interest rate and foreign currency hedging derivatives(2)	—	956,855	—	956,855	—	960,328	—	960,328
Total	$—	$8,153,325	$4,391,588	$12,544,913	$—	$11,218,245	$4,597,993	$15,816,238

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$3,544,320	$—	$3,544,320	$—	$6,284,112	$—	$6,284,112
Interest rate and foreign currency hedging derivatives(3)	—	16,420	—	16,420	—	24,274	—	24,274
Total	$—	$3,560,740	$—	$3,560,740	$—	$6,308,386	$—	$6,308,386
(1)Excludes $80.1 million and $96.6 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of June 30, 2026 and December 31, 2025, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt, at Fair Value	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2025	$754,693	$3,843,300	$4,597,993
Purchases and contributions	—	321	321
Sales and repayments	(108,954)	—	(108,954)
Distributions received	—	(114,312)	(114,312)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	14,847	14,847
Realized gain	53	—	53
Unrealized gain	1,640	—	1,640
Balance as of June 30, 2026	$647,432	$3,744,156	$4,391,588
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$647,432	Yield method	Market yield	8.8%	Decrease
Investments in unconsolidated entities	$3,744,156	Discounted cash flow	Weighted average cost of capital	8.7%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$754,693	Yield method	Market yield	9.0%	Decrease
Investments in unconsolidated entities	$3,843,300	Discounted cash flow	Weighted average cost of capital	9.0%	Decrease
			Exit capitalization rate	5.5%	Decrease

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
During the three months ended June 30, 2026, the Company recognized $80.0 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $95.7 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.2% to 11.4%, and the exit capitalization rate (Level 3), which ranged from 4.9% to 10.5%.
Additionally, during the three months ended June 30, 2026, the Company recognized $19.3 million, of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $173.7 million as of June 30, 2026. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of both June 30, 2026 and December 31, 2025, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.5 billion below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The significant inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of June 30, 2026 and 2025, the effects of using the two-class method for these restricted stock grants and incentive compensation awards were not material to the Company's condensed consolidated financial statements.

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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of April Housing and ACC ($ in thousands):

	December 31, 2025	For the Six Months Ended June 30, 2026			June 30, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$1,369	$—	$—	$(702)	$667	0.5 year
2024	4,727	—	(175)	(1,416)	3,136	1.3 years
2025	9,347	—	(516)	(2,081)	6,750	2.0 years
2026	—	16,452	(63)	(2,742)	13,647	2.8 years
Total	$15,443	$16,452	$(754)	$(6,941)	$24,200
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

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$64,942,966	$67,814,096
Land and land improvements	13,751,558	15,171,113
Furniture, fixtures and equipment	2,390,286	2,409,651
Right of use asset - operating leases(1)	1,039,403	1,039,403
Right of use asset - financing leases(1)	72,862	72,862
Total	82,197,075	86,507,125
Accumulated depreciation and amortization	(13,241,566)	(12,573,252)
Investments in real estate, net	$68,955,509	$73,933,873
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the six months ended June 30, 2026, the Company acquired two rental housing land parcels for a total purchase price of $10.3 million, which was allocated to land and land improvements. There were no acquisitions during the six months ended June 30, 2025.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	20	$932,444	$124,326	46	$1,813,124	$212,440
Self Storage properties	79	852,277	177,305	79	852,277	177,305
Industrial properties	27	349,590	91,666	62	1,347,916	451,702
Office properties	—	—	—	2	39,056	792
Retail properties	—	—	—	1	34,390	13,593
Total	126	$2,134,311	$393,297	190	$4,086,763	$855,832

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	18	$1,215,368	$174,389	37	$2,047,294	$244,321
Industrial properties	42	706,483	287,720	50	838,772	348,942
Hospitality properties	1	18,480	952	1	18,480	952
Retail properties	1	15,532	1,333	3	44,463	6,088
Total	62	$1,955,863	$464,394	91	$2,949,009	$600,303
(1)For the three months ended June 30, 2026, net gain includes gains of $406.9 million and losses of $13.6 million. For the six months ended June 30, 2026, net gain includes gains of $889.5 million and losses of $33.7 million. For the three months ended June 30, 2025, net gain includes gains of $474.2 million and losses of $9.8 million. For the six months ended June 30, 2025, net gain includes gains of $625.4 million and losses of $25.1 million.
(2)The number of properties excludes single family rental homes sold.

For the three and six months ended June 30, 2026, the Company disposed of 19 and 42 properties, respectively, alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $211.1 million and $864.3 million, respectively. For both the three and six months ended June 30, 2025, the Company disposed of four properties alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $78.0 million. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer.
Properties Held-for-Sale
As of June 30, 2026, 61 properties in the rental housing segment, four properties in the industrial segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	June 30, 2026
Investments in real estate, net	$1,272,262
Other assets	38,847
Total assets	$1,311,109

Liabilities:
Mortgage loans, net	$671,277
Other liabilities	24,504
Total liabilities	$695,781
Impairment
During the three months ended June 30, 2026, the Company recognized an aggregate $99.3 million of impairment charges including (i) $80.0 million related to held and used real estate investments consisting of five rental housing properties, four hospitality properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $19.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the six months ended June 30, 2026, the Company recognized an aggregate $234.5 million of impairment charges including (i) $168.4 million related to held and used real estate investments consisting of 10 rental housing properties, five hospitality properties, one office property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $66.1 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the three months ended June 30, 2025, the Company recognized an aggregate $171.1 million of impairment charges including (i) $125.3 million related to held and used real estate investments consisting of 11 rental housing properties, two industrial properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $45.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the six months ended June 30, 2025, the Company recognized an aggregate $341.4 million of impairment charges including (i) $272.1 million related to held and used real estate investments consisting of 18 rental housing properties, two hospitality properties, two industrial properties and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $69.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation. Refer to Note 2 for additional details.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2026
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	130	35.7%	$1,003,619
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	683,274
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	236,315
Hospitality investment	Hospitality	1	195	30.0%	181,876
Retail investments	Retail	2	8	50.0%	88,168
Net Lease investment(4)	Net Lease	1	305	25.0%	61,967
Total unconsolidated entities carried at historical cost		16	697		2,255,219
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,095	12.4% - 85.0%	2,986,263
Office investment	Office	1	1	49.0%	448,325
Rental Housing investment(6)	Rental Housing	1	12	11.6%	309,568
Total unconsolidated entities carried at fair value		13	2,108		3,744,156
Total		29	2,805		$5,999,375
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 9,298 single family rental homes related to four joint ventures.
(3)Consists of $236.3 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $62.0 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $309.6 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 40,475 single family rental homes.

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
(4)Consists of $35.5 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $312.6 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 40,469 single family rental homes.

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2026	2025
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$22,730	$(95,910)
Retail investments	Retail	764	(1,133)
Net Lease investment	Net Lease	70	(106)
Hospitality investment	Hospitality	(605)	(2,278)
Industrial investments	Industrial	(2,724)	(2,313)
Rental Housing investments	Rental Housing	(11,227)	(11,348)
Total unconsolidated entities carried at historical cost		9,008	(113,088)
Unconsolidated entities carried at fair value:
Office investment	Office	8,630	5,649
Industrial investments	Industrial	7,978	128,497
Rental Housing investment	Rental Housing	56	5,933
Total unconsolidated entities carried at fair value		16,664	140,079
Total		$25,672	$26,991

		Six Months Ended June 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2026	2025
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$(2,547)	$(923,380)
Retail investments	Retail	1,213	(2,554)
Net Lease investment	Net Lease	217	(397)
Hospitality investment	Hospitality	(4,124)	(5,066)
Industrial investments	Industrial	(3,484)	(5,512)
Rental Housing investments	Rental Housing	(22,612)	(25,201)
Total unconsolidated entities carried at historical cost		(31,337)	(962,110)
Unconsolidated entities carried at fair value:
Office investment	Office	14,079	7,890
Industrial investments	Industrial	3,768	218,437
Rental Housing investment	Rental Housing	(3,000)	(2,241)
Total unconsolidated entities carried at fair value		14,847	224,086
Total		$(16,490)	$(738,024)

5. Investments in Real Estate Debt, at Fair Value
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	June 30, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.7%	2/23/2038	$2,884,573	$2,879,290	$2,710,705
RMBS	5.7%	3/22/2064	207,549	204,703	189,896
Corporate bonds	+2.4%	8/16/2031	183,513	182,969	182,809
Total real estate securities	6.8%	5/14/2039	3,275,635	3,266,962	3,083,410
Commercial real estate loans	+4.6%	2/16/2028	665,121	657,544	665,146
Other investments(5)	N/A	N/A	80,607	80,607	80,122
Total investments in real estate debt	7.0%	7/1/2034	$4,021,363	$4,005,113	$3,828,678

	December 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	1/10/2033	$3,301,112	$3,294,039	$3,113,235
RMBS	4.2%	10/9/2058	94,799	92,483	76,668
Corporate bonds	4.9%	6/9/2028	54,674	54,003	53,101
Total real estate securities	7.8%	7/23/2033	3,450,585	3,440,525	3,243,004
Commercial real estate loans	+4.6%	12/18/2027	795,157	782,348	794,147
Other investments(5)	N/A	N/A	88,847	88,847	96,619
Total investments in real estate debt	7.8%	5/12/2029	$4,334,589	$4,311,720	$4,133,770

(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements for additional information.
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
(4)Face amount excludes interest-only securities with a notional amount of $0.1 billion and $0.1 billion as of June 30, 2026 and December 31, 2025, respectively.
(5)Includes an interest in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date exclude the Company's unconsolidated joint venture investment.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	June 30, 2026			December 31, 2025
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Rental Housing(2)	$1,523,836	$1,512,140	39%	$1,377,438	$1,374,338	33%
Industrial	1,059,088	1,055,998	28%	1,580,056	1,571,783	38%
Net Lease	489,718	489,495	13%	884,434	885,742	21%
Diversified	329,480	328,507	9%	29,054	28,073	1%
Office	311,917	162,214	4%	349,362	192,799	5%
Hospitality	96,748	86,219	2%	67,048	56,730	1%
Data Centers	76,222	75,899	2%	—	—	—%
Other	118,104	118,206	3%	24,328	24,305	1%
Total	$4,005,113	$3,828,678	100%	$4,311,720	$4,133,770	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements for additional information.
(2)Rental Housing investments in real estate debt are collateralized by various forms of rental housing including apartments and single family rental homes.
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	June 30, 2026			December 31, 2025
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$277,537	$277,463	7%	$—	$—	—%
AA	43,533	43,532	1%	—	—	—%
A	24,119	22,108	1%	12,680	10,291	—%
BBB	453,330	442,696	12%	796,356	788,455	19%
BB	858,316	853,295	22%	441,897	427,294	11%
B	600,153	574,780	15%	477,644	451,880	11%
CCC and below	129,256	40,810	1%	130,844	41,955	1%
Private commercial real estate loans	657,544	665,146	17%	782,348	794,147	19%
Not rated(3)	961,325	908,848	24%	1,669,951	1,619,748	39%
Total	$4,005,113	$3,828,678	100%	$4,311,720	$4,133,770	100%
(1)This table does not include the Company’s Controlling Class Securities in certain CMBS securitizations that have been consolidated on the Company’s condensed consolidated financial statements. The underlying collateral loans and the senior CMBS positions owned by third parties of such securitizations are presented separately on the Company’s Condensed Consolidated Balance Sheets. See Note 6 to the condensed consolidated financial statements for additional information.
(2)"AA" includes credit ratings of AA+, AA, and AA-, "A" includes credit ratings of A+, A, and A-, "BBB" includes credit ratings of BBB+, BBB, and BBB-, "BB" includes credit ratings of BB+, BB, and BB-, "B" includes credit ratings of B+, B, and B-, and "CCC and below" includes credit ratings of CCC+ and below.
(3)As of June 30, 2026, not rated positions have a weighted-average LTV at origination of 64%, and are primarily composed of industrial (47%) and rental housing (44%) assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$70,827	$119,519	$152,854	$232,877
Unrealized gain	17,498	40,521	8,667	81,833
Realized loss	(5,787)	(5,926)	(1,559)	(14,719)
Total	82,538	154,114	159,962	299,991
Net realized and unrealized gain (loss) on derivatives	387	(7,107)	1,654	(11,282)
Net realized and unrealized gain (loss) on secured financings of investments in real estate debt	453	(12,214)	(332)	(17,685)
Other expense	(611)	(1,139)	(841)	(4,492)
Total income from investments in real estate debt	$82,767	$133,654	$160,443	$266,532

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
CMBS	$375,945	$484,935	$7,591	$19,367	$16,905	$39,776
Commercial real estate loans	290,912	282,937	7,209	19,868	8,174	26,702
Total	$666,857	$767,872	$14,800	$39,235	$25,079	$66,478
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
As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate debt also included $1.6 billion and $1.6 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and six months ended June 30, 2026, the Company recognized $37.0 million and $64.7 million of income, respectively, related to CMBS collateralized, in part, by certain of the Company's mortgage loans. During the three and six months ended June 30, 2025, the Company recognized $38.8 million and $76.4 million of income, respectively, related to such CMBS collateralized, in part, by certain of the Company's mortgage loans.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	June 30, 2026
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	76	$4,114,632	$4,095,346	5.3%	11/9/2027
Senior obligations of consolidated securitization vehicles	9	3,557,976	3,544,320	5.0%	11/2/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	9	$556,656	$551,026	7.3%	12/23/2027

	December 31, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	89	$6,476,456	$6,975,460	6.2%	2/21/2027
Senior obligations of consolidated securitization vehicles	11	5,769,088	6,284,112	6.0%	3/03/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	11	$707,368	$691,348	8.0%	12/6/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities, Net
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	June 30, 2026			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages(4)	4.0%	10/13/2030	N/A	$18,906,997	$20,763,325
Variable rate loans:
Variable rate mortgages and secured term loans	+2.0%	10/22/2029	N/A	29,467,245	30,964,083
Variable rate secured revolving credit facilities	+1.8%	2/1/2029	$2,651,845	2,651,845	2,666,334
Variable rate warehouse facilities(5)	+2.0%	11/26/2028	$2,385,986	1,942,122	1,580,141
Total variable rate loans	+2.0%	9/12/2029		34,061,212	35,210,558
Total loans secured by real estate	5.0%	2/1/2030		52,968,209	55,973,883
(Discount) premium on assumed debt, net				(72,007)	(78,845)
Deferred financing costs, net				(370,231)	(354,277)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$52,525,971	$55,540,761
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of June 30, 2026, the Company had outstanding interest rate swaps with an aggregate notional balance of $26.2 billion and interest rate caps with an aggregate notional balance of $19.8 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $174.8 million and $201.9 million of loans related to investments in affordable housing properties as of June 30, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of June 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$5,844,538
2027	7,602,716
2028	4,052,175
2029	12,437,523
2030	4,661,472
2031	10,760,785
Thereafter	7,609,000
Total	$52,968,209

The Company repaid certain of its loans in conjunction with the sale or refinancing of the underlying properties and incurred an aggregate realized net loss on extinguishment of debt of $24.5 million and $37.3 million for the three and six months ended June 30, 2026, respectively. The Company incurred realized net loss on extinguishment of debt of $25.4 million and $36.9 million for the three and six months ended June 30, 2025, respectively. Such losses primarily resulted from the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.
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
As of June 30, 2026 and December 31, 2025, the Company’s secured financings of investments in real estate debt was $2.7 billion and $2.9 billion, respectively. As of June 30, 2026, the secured financings had a weighted average maturity date of June 15, 2027, and a weighted average interest rate of 1.3% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of June 30, 2026 and December 31, 2025, the Company had interest rate swaps outstanding with a notional value of $0.5 billion and $0.3 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of September 8, 2028, which assumes the exercise of a one-year extension option at the Company's sole discretion, and an interest rate of SOFR +2.5%. As of June 30, 2026 and December 31, 2025, the maximum capacity of the credit facilities was $6.3 billion and $6.2 billion, respectively. As of June 30, 2026 and December 31, 2025, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $0.1 billion and $1.2 billion, respectively.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of February 21, 2029 and an interest rate of SOFR +2.5%. As of June 30, 2026 and December 31, 2025, the aggregate outstanding balance of the unsecured term loans was $1.4 billion and $1.3 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on December 15, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$656,169	$724,771
Performance participation allocation	243,066	—
Accrued management fee	59,437	56,818
Other	8,852	10,152
Total	$967,524	$791,741
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
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in BREIT OP that entitles it to receive an allocation of BREIT OP’s total return. Total return is defined as distributions paid or accrued plus the change in the Company’s net asset value (“NAV”), adjusted for subscriptions and repurchases. Under the BREIT OP agreement, the annual total return with regard to Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C units will be allocated solely to the Special Limited Partner only after such BREIT OP unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and such BREIT OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return of such BREIT OP unitholders. Under the BREIT OP agreement, the annual total return with regard to Class L and Class L-2 units will be allocated solely to the Special Limited Partner only after such BREIT OP unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and such BREIT OP unitholders is equal to 10% and 90%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10% of the annual total return of such BREIT OP unitholders. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid quarterly in certain classes of units of BREIT OP or cash, at the election of the Special Limited Partner. To date, the Special Limited Partner has always elected to be paid in units of BREIT OP, resulting in a non-cash expense.
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

During the three and six months ended June 30, 2026, the Company’s total return exceeded the current period hurdle amount, resulting in $243.1 million and $399.8 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $88.8 million and $231.0 million, respectively, of performance participation allocation expense.
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
During the three months ended June 30, 2026, the Company issued 10.9 million units of BREIT OP to the Special Limited Partner as payment for the $156.7 million of net performance participation allocation previously accrued. The remaining $243.1 million of the performance participation allocation expense relating to the six month period ended June 30, 2026 is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. Subsequent to June 30, 2026, the Company issued 16.7 million units of BREIT OP to the Special Limited Partner as payment for the remaining $243.1 million of performance participation allocation.
Blackstone did not submit any repurchase requests for shares or units previously issued as payment for the performance participation allocation during the three and six months ended June 30, 2026 and 2025.
As of August 7, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $5.6 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.3 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to (i) 1.25% of the NAV of the Company attributable to Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C shares, corresponding BREIT OP units and Class B units, (ii) 1.0% of the NAV of the Company attributable to Class L shares and Class L units, and (iii) 0.85% of the NAV of the Company attributable to Class L-2 shares and Class L-2 units, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and six months ended June 30, 2026, the Company incurred management fees of $176.6 million and $348.8 million, respectively. During the three and six months ended June 30, 2025, the Company incurred management fees of $166.9 million and $335.3 million, respectively.
During the three and six months ended June 30, 2026, the Company issued BREIT OP units of 12.2 million and 24.3 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $59.4 million and $56.8 million related to the management fees as of June 30, 2026 and December 31, 2025, respectively. During July 2026, the Adviser was issued 4.1 million units of BREIT OP as payment for the management fees accrued as of June 30, 2026. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. The Adviser did not submit any repurchase requests for shares or units previously issued as payment for management fees during the three and six months ended June 30, 2026 and 2025.
Other
As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance due to the Adviser of $8.9 million and $10.2 million, respectively, primarily related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.

DST Program
The Adviser provides asset management services to the DSTs and is entitled to an asset management fee equal to 1.0% of the gross rents received by the DSTs under their respective master lease agreements. During the three and six months ended June 30, 2026, the Company incurred asset management fees of $34 thousand and $52 thousand, respectively, which are included in Other Expense on the Company's Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, no asset management fees were incurred.
The Dealer Manager is entitled to receive an investor servicing fee from the DST Investors, equal to up to 0.85% per annum of the aggregate net asset value of the DST Properties underlying certain DST Interests in the applicable DST Offering. The Company accrues the future investor servicing fee payable to the Dealer Manager based on the estimated life of the DST Interests at the time such DST Interests are sold. As of June 30, 2026 and December 31, 2025, the Company had accrued $468 thousand and $15 thousand, respectively, of investor servicing fees related to DST Interests sold and recorded such amount as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
The Dealer Manager is also entitled to receive an upfront selling commission of up to 3.5% of the amount of gross proceeds paid for DST Interests. As of June 30, 2026 and December 31, 2025, the Company recorded $386 thousand and $29 thousand, respectively, of upfront selling commissions and are included within the Other line of the Due to Affiliates table above. The upfront selling commissions are included as a reduction to offering proceeds in Contributions from Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company’s Condensed Consolidated Statements of Changes in Equity. As of June 30, 2026 and December 31, 2025, $25 thousand and $15 thousand, respectively, was outstanding and included as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
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
During the three and six months ended June 30, 2026, the Company paid LNLS $14.3 million and $23.1 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities, Net on the Condensed Consolidated Balance Sheets.

Captive Insurance Company
During the three months ended June 30, 2026, the Company contributed $0.3 million of capital to the captive insurance company owned by it and other Blackstone-advised investment vehicles (the "Captive"). Of this amount, less than $0.1 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive.
During the six months ended June 30, 2026, the Company received a net refund of $0.3 million of insurance premiums previously paid to the Captive. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
During the three and six months ended June 30, 2025, the Company received a net refund of $0.4 million and $0.5 million, respectively, of insurance premiums previously paid to the Captive. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions.
Other Transactions
Accrued service provider expenses, incentive compensation awards, and guaranty
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, operational services (including, without limitation, construction and project management), management services, loan management services, corporate support services (including, without limitation, accounting, information technology, legal, tax and human resources) and transaction support services for certain of the Company’s properties, and any such arrangements will be at or below market rates. The Company also engaged such portfolio companies for transaction support services related to acquisitions, capital expenditures and dispositions, and such costs were either (i) capitalized to Investments in Real Estate, Net on the Company's Condensed Consolidated Balance Sheets or (ii) included as part of the Net Gain on Dispositions of Real Estate in the Company's Consolidated Statements of Operations. For further details on the Company’s relationships with these service providers, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Link Logistics Real Estate LLC	$28,520	$30,377	$5,975	$6,398	$2,710	$6,578
TAH Operations LLC(1)	20,316	27,264	473	2,083	2,079	—
LivCor, LLC	13,982	26,162	3,831	4,988	1,424	2,111
Revantage(2)	8,549	7,128	3,245	2,443	—	15
Apartment Income REIT, L.P.	7,691	577	292	—	600	20
Perform Properties LLC	7,517	7,209	563	126	759	277
BRE Hotels and Resorts LLC	1,842	3,337	23	336	—	25
BPP MFNY Employer LLC	560	828	253	300	—	—
Longview Senior Housing, LLC	486	320	—	—	—	—
Brio Real Estate, LLC	23	—	—	—	—	—
	$89,486	$103,202	$14,655	$16,674	$7,572	$9,026

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Link Logistics Real Estate LLC	$59,864	$59,049	$12,996	$12,795	$7,598	$8,902
TAH Operations LLC(1)	44,941	39,022	1,598	2,083	2,079	—
LivCor, LLC	36,618	54,456	8,266	9,977	2,956	3,409
Revantage(2)	17,133	16,434	6,628	4,887	—	15
Perform Properties LLC	15,571	15,680	699	250	2,299	544
Apartment Income REIT, L.P.	9,367	577	584	—	980	20
BRE Hotels and Resorts LLC	4,223	6,349	68	673	—	25
BPP MFNY Employer LLC	1,065	1,694	536	601	—	—
Longview Senior Housing, LLC	632	602	—	—	—	—
Brio Real Estate, LLC	2	—	—	—	—	—
	$189,416	$193,863	$31,375	$31,266	$15,912	$12,915
(1)TAH Operations LLC began providing services to the Company on February 1, 2025.
(2)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.
As of June 30, 2026 and December 31, 2025, $33.7 million and $39.5 million, respectively, of service provider expenses were accrued and are included within Other Liabilities.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2025	For the Six Months Ended June 30, 2026			June 30, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$4,833	$—	$(774)	$(1,691)	$2,368	0.5 year
2024	19,155	—	(2,247)	(4,245)	12,663	1.3 years
2025	53,940	—	(1,230)	(12,870)	39,840	2.0 years
2026	—	75,432	—	(12,569)	62,863	2.8 years
Total	$77,928	$75,432	$(4,251)	$(31,375)	$117,734

For the three and six months ended June 30, 2026, certain portfolio companies owned by the Company earned revenue of $3.3 million and $6.7 million, respectively, from certain other Blackstone-advised investment vehicles in relation to management services and corporate support services. For the three and six months ended June 30, 2025, certain portfolio companies owned by the Company earned revenue of $1.3 million and $2.4 million, respectively, from certain other Blackstone-advised investment vehicles in relation to corporate service fees and property management services.
As of June 30, 2026 and December 31, 2025, the Company had a receivable of $50.9 million and $50.9 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
In March 2026, the Company entered into an agreement with another Blackstone-advised investment vehicle to fund its pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company that provides services to the Company, and the Company's participation reflects its share of the associated costs based on services rendered. As of June 30, 2026, the Company’s maximum potential obligation under the arrangement was $8.0 million. No events through the date of these condensed consolidated financial statements required performance under the guaranty, and no liability was recorded as of June 30, 2026.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	June 30, 2026	December 31, 2025
Held-for-sale assets	$1,311,109	$700,831
Straight-line rent receivable	1,014,250	934,741
Interest rate and foreign currency hedging derivatives	956,855	960,328
Intangible assets, net	576,414	662,789
Securities held in trust	462,611	392,142
Single family rental homes risk retention securities	378,604	344,479
Receivables, net	373,133	448,551
Deferred leasing costs, net	167,901	163,285
Prepaid expenses	120,300	169,976
Deferred financing costs, net	68,847	83,345
Receivable from service providers(1)	50,935	50,935
Other	153,759	159,597
Total	$5,634,718	$5,070,999
The following table details the components of Other Liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Liabilities related to held-for-sale assets	$695,781	$509,025
Right of use lease liability - operating leases	608,566	606,302
Financing of affordable housing development	457,532	388,282
Accounts payable and accrued expenses	363,254	366,400
Real estate taxes payable	294,808	267,891
Stock repurchases payable	288,465	374,933
Accrued interest expense	270,595	290,807
Payable for unsettled investments in real estate debt	214,130	—
Distribution payable	203,469	200,415
Subscriptions received in advance	198,315	142,397
Tenant security deposits	182,711	187,290
Prepaid rental income	114,858	218,058
Intangible liabilities, net	108,107	126,182
Right of use lease liability - financing leases	81,277	80,683
Accrued service provider expenses(2)	33,670	39,458
Interest rate and foreign currency hedging derivatives	16,420	24,274
Other	87,136	122,139
Total	$4,219,094	$3,944,536
(1)Refer to the other transactions section of Note 10 for additional information.
(2)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$975,316	$(714,813)	$260,503
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	46,644	(35,720)	10,924
Other intangibles	395,036	(184,131)	210,905
Total intangible assets	$1,511,078	$(934,664)	$576,414

Intangible liabilities
Below-market lease intangibles	316,433	(208,326)	108,107
Total intangible liabilities	$316,433	$(208,326)	$108,107

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,027,067	$(720,761)	$306,306
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	49,196	(35,473)	13,723
Other intangibles	424,753	(176,075)	248,678
Total intangible assets	$1,595,098	$(932,309)	$662,789

Intangible liabilities
Below-market lease intangibles	329,982	(203,800)	126,182
Total intangible liabilities	$329,982	$(203,800)	$126,182
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$34,661	$1,556	$12,692	$(13,575)
2027	58,985	2,607	24,323	(21,534)
2028	47,222	2,148	23,094	(17,013)
2029	36,903	1,793	20,762	(13,375)
2030	26,007	1,315	18,289	(10,177)
2031	16,706	717	13,987	(7,567)
Thereafter	40,019	788	97,758	(24,866)
Total	$260,503	$10,924	$210,905	$(108,107)

13. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of Accounting Standards Codification Topic 815 - “Derivatives and Hedging”. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	14	$5,826,428	2.6%	SOFR	2.6
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	144	19,817,359	5.5%	SOFR	0.8
Interest rate swaps – property debt	41	20,349,049	1.6%	SOFR, EURIBOR	1.9
Interest rate swaps – secured financings of investments in real estate debt	42	480,515	4.0%	SOFR	3.8
Total derivatives not designated as hedging instruments		$40,646,923
	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,658,597	2.6%	SOFR	2.9
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	138	19,774,088	5.8%	SOFR	0.6
Interest rate swaps – property debt	57	26,163,606	1.7%	SOFR, EURIBOR	2.2
Interest rate swaps – secured financings of investments in real estate debt	8	258,315	4.2%	SOFR	4.4
Total derivatives not designated as hedging instruments		$46,196,009
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $10.3 billion and $7.9 billion as of June 30, 2026 and December 31, 2025, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	June 30, 2026		December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	3	€29,224	6	€47,163
Buy USD / Sell GBP Forward	2	£1,311	1	£1,180
Buy EUR / Sell USD Forward	—	€—	1	€66
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)		Fair Value of Derivatives in a Liability Position(2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps – property debt	$164,112	$118,808	$—	$748
Total derivatives designated as hedging instruments	164,112	118,808	—	748
Derivatives not designated as hedging instruments
Interest rate swaps – property debt	767,954	827,557	84	3,728
Interest rate caps – property debt(3)	23,040	12,642	12,721	10,854
Interest rate swaps – secured financings of investments in real estate debt	1,695	201	3,615	7,764
Foreign currency forward contracts	54	1,120	—	1,180
Total derivatives not designated as hedging instruments	792,743	841,520	16,420	23,526
Total derivatives	$956,855	$960,328	$16,420	$24,274
(1)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $51.8 million and $25.3 million as of June 30, 2026 and December 31, 2025, respectively.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended June 30,
			2026	2025
Included in Net Income (Loss)
Interest rate swap – property debt	Unrealized loss	(1)	$(57,773)	$(231,099)
Interest rate caps – property debt	Unrealized loss	(1)	(2,683)	(4,353)
Interest rate swap – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	4,123	(645)
Foreign currency forward contract	Realized gain (loss)	(2)	564	(6,369)
Foreign currency forward contract	Unrealized loss	(2)	(177)	(738)
Total			$(55,946)	$(243,204)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain (loss)		29,593	(59,388)
Total			$(26,353)	$(302,592)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Six Months Ended June 30,
			2026	2025
Included in Net Loss
Interest rate swap – property debt	Unrealized loss	(1)	$(51,705)	$(578,706)
Interest rate swap – property debt	Realized loss	(1)	(1,618)	—
Interest rate caps – property debt	Unrealized gain (loss)	(1)	1,147	(12,796)
Interest rate caps – property debt	Realized loss	(1)	—	(18)
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	6,136	(7,239)
Foreign currency forward contract	Realized gain (loss)	(2)	1,542	(4,780)
Foreign currency forward contract	Unrealized gain (loss)	(2)	112	(6,502)
Total			$(44,386)	$(610,041)
Included in Other Comprehensive Income
Interest rate swap – property debt(3)	Unrealized gain (loss)		50,471	(154,843)
Total			$6,085	$(764,884)
(1)Included in Loss from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and six months ended June 30, 2026, net gain of $18.2 million and $37.8 million respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of June 30, 2026, the Company was in a net liability position and posted collateral of $3.7 million with one of its counterparties as required under the interest rate derivative contracts. As of December 31, 2025, the Company was in a net liability position and posted collateral of $14.9 million with one of its counterparties as required under the interest rate derivatives contracts.

14. Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company had the authority to issue the following shares of common and preferred stock, $0.01 par value per share (in thousands):

	June 30, 2026	December 31, 2025
	Number of Shares Authorized	Number of Shares Authorized
Class I Shares	6,000,000	6,000,000
Class S Shares	3,000,000	3,000,000
Class S-2 Shares	2,500,000	2,500,000
Class D Shares	1,500,000	1,500,000
Class D-2 Shares	1,400,000	1,400,000
Class T Shares	500,000	500,000
Class T-2 Shares	400,000	400,000
Class C Shares	500,000	500,000
Class L Shares	500,000	500,000
Class L-2 Shares	500,000	500,000
Class F Shares	500,000	500,000
Preferred Stock	100,000	100,000
Total	17,400,000	17,400,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Three Months Ended June 30, 2026(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Class L	Total
March 31, 2026	2,141,584	1,167,501	34,856	96,322	5,524	30,816	243	38,228	4,333	3,519,407
Common stock issued (converted)(2)	55,488	(20,768)	18,653	(1,750)	2,002	(2,074)	242	598	3,724	56,115
Distribution reinvestment	10,699	6,183	206	522	32	198	3	—	50	17,893
Common stock repurchased	(37,067)	(19,225)	(38)	(2,294)	(11)	(640)	—	(38)	—	(59,313)
Restricted stock grants and related tax withholding, net(3)	(680)	—	—	—	—	—	—	—	—	(680)
June 30, 2026	2,170,024	1,133,691	53,677	92,800	7,547	28,300	488	38,788	8,107	3,533,422
Total par value as of June 30, 2026	$21,699	$11,336	$536	$928	$74	$283	$5	$388	$81	$35,330

	Six Months Ended June 30, 2026(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Class L	Total

December 31, 2025	2,128,811	1,206,629	14,679	99,092	1,360	33,589	105	36,769	—	3,521,034
Common stock issued (converted)(2)	105,656	(35,259)	38,761	(2,739)	6,149	(3,802)	379	2,196	8,024	119,365
Distribution reinvestment	21,409	12,595	304	1,066	49	414	4	—	83	35,924
Common stock repurchased	(91,024)	(50,274)	(67)	(4,619)	(11)	(1,901)	—	(177)	—	(148,073)
Restricted stock grants and related tax withholding, net(3)	5,172	—	—	—	—	—	—	—	—	5,172
June 30, 2026	2,170,024	1,133,691	53,677	92,800	7,547	28,300	488	38,788	8,107	3,533,422
Total par value as of June 30, 2026	$21,699	$11,336	$536	$928	$74	$283	$5	$388	$81	$35,330
(1)As of June 30, 2026, no Class L-2 or Class F shares were issued and outstanding.
(2)Includes conversions of shares from Class S, Class D and Class T to Class I and conversions of shares from Class I to Class L, during the three and six months ended June 30, 2026.
(3)Includes restricted stock grants made to certain employees, net of shares used to satisfy tax withholding obligations and forfeitures of previously granted restricted stock awards. The cost of each grant is amortized over the applicable service period ranging from three to four years.

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
For the six months ended June 30, 2026, the Company repurchased 148.1 million shares of common stock and 1.0 million units of BREIT OP for a total of $2.1 billion, satisfying all repurchase requests for the six months ended June 30, 2026.
Earnings Per Share ("EPS")
The following table details the EPS calculations during the periods set forth below ($ and shares in thousands, except per share data):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L
Net loss allocable to share class	$(400,770)	$(652)	$(757,869)	$(1,011)
Weighted average number of common shares outstanding	3,523,287	8,091	3,518,000	6,214
Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.22)	$(0.16)

	Three Months Ended June 30, 2025(1)		Six Months Ended June 30, 2025(1)
	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L
Net loss allocable to share class	$(488,478)	$—	$(2,185,115)	$—
Weighted average number of common shares outstanding	3,563,370	—	3,599,046	—
Basic and diluted net loss per share	$(0.14)	$—	$(0.61)	$—
(1) For the three and six months ended June 30, 2025, no Class L shares were issued and outstanding.

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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2026
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L
Aggregate gross distributions declared per share of common stock	$0.1659	$0.1659	$0.1659	$0.1659	$0.1659	$0.1659	$0.1659	$0.1659
Stockholder servicing fee per share of common stock	—	(0.0306)	(0.0306)	(0.0088)	(0.0088)	(0.0301)	(0.0301)	—
Net distributions declared per share of common stock	$0.1659	$0.1353	$0.1353	$0.1571	$0.1571	$0.1358	$0.1358	$0.1659

	Six Months Ended June 30, 2026
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L
Aggregate gross distributions declared per share of common stock	$0.3311	$0.3311	$0.3311	$0.3311	$0.3311	$0.3311	$0.3311	$0.3311
Stockholder servicing fee per share of common stock	—	(0.0605)	(0.0604)	(0.0175)	(0.0174)	(0.0594)	(0.0594)	—
Net distributions declared per share of common stock	$0.3311	$0.2706	$0.2707	$0.3136	$0.3137	$0.2717	$0.2717	$0.3311
Redeemable Non-controlling Interests
Certain non‑controlling interests are presented as redeemable non‑controlling interests due to redemption rights that are not solely within the control of the Company, including put options and redemption provisions that become exercisable upon specified crystallization events. As of June 30, 2026 and December 31, 2025, $111.4 million and $141.1 million, respectively, related to certain consolidated subsidiaries was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded allocation adjustments between Additional Paid-in Capital and Redeemable Non-controlling Interests of $10.4 million and $12.3 million during the three and six months ended June 30, 2026, respectively and $2.6 million and $3.4 million, during the three and six months ended June 30, 2025, respectively, to reflect the greater of their carrying value, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or their redemption value.

15. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, industrial, data centers, net lease, office and retail properties. The Company's rental revenue also includes rent earned from operating leases at the Company's self storage properties prior to their sale in May 2026. Leases at the Company’s industrial, data centers, office and retail properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, data centers, office and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consist of a fixed base rent only.
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
Leases at the Company’s industrial, data centers, net lease, office and retail properties are generally longer term (greater than 12 months in length), and may contain extension and termination options at the lessee’s election. Often, these leases have annual escalations that are tied to the consumer price index. Leases at the Company’s rental housing properties are short term, generally not greater than 12 months in length.
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$1,504,457	$1,637,212	$3,086,130	$3,325,392
Variable lease payments	124,648	133,448	264,229	277,657
Rental revenue	$1,629,105	$1,770,660	$3,350,359	$3,603,049
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, data centers, net lease, retail, and office properties as of June 30, 2026 ($ in thousands). Leases at the Company’s rental housing properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2026 (remaining)	$842,294
2027	1,624,579
2028	1,482,817
2029	1,305,682
2030	1,132,601
2031	650,424
Thereafter	13,947,775
Total	$20,986,172

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2026, the Company had 86 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of June 30, 2026 ($ in thousands):

	Operating Leases	Financing Leases
2026 (remaining)	$20,182	$2,283
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
2031	37,065	5,173
Thereafter	1,997,821	544,292
Total undiscounted future lease payments	2,202,159	571,073
Difference between undiscounted cash flows and discounted cash flows	(1,593,593)	(489,796)
Total lease liability	$608,566	$81,277
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of June 30, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases were 58 years and 75 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contain a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed ground rent expense	$3,406	$3,393	$6,971	$7,027
Variable ground rent expense	10,302	9,483	20,040	18,488
Total cash portion of ground rent expense	13,708	12,876	27,011	25,515
Straight-line ground rent expense	4,375	4,343	8,473	9,213
Total operating lease costs	$18,083	$17,219	$35,484	$34,728
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on lease liabilities	$1,125	$1,079	$2,246	$2,166
Amortization of right-of-use assets	337	309	673	613
Total financing lease costs	$1,462	$1,388	$2,919	$2,779

16. Segment Reporting
The Company operates in eight reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Retail, Data Centers, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that GAAP Segment Income (Loss) is the key performance metric that is most consistent with the amounts included in its condensed consolidated financial statements and captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources.
Prior to May 2026, the Company operated in nine reportable segments, including Self Storage. Following the sale of all remaining Self Storage properties in May 2026, the segment was removed from reportable segments, with results included in continuing operations for all periods presented. Please refer to Note 1 for additional information.
The following table details the total assets by segment ($ in thousands):

	June 30, 2026	December 31, 2025
Rental Housing	$50,336,887	$52,515,012
Industrial	14,741,883	15,895,162
Net Lease	7,973,242	7,983,266
Office	2,598,518	2,771,839
Hospitality	2,323,393	2,409,014
Retail	1,912,199	1,960,373
Data Centers	1,796,237	1,827,636
Self Storage (1)	—	691,931
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	7,800,346	11,039,213
Other (Corporate)	1,271,152	1,510,062
Total assets	$90,753,857	$98,603,508
(1) During the three months ended June 30, 2026, the Company exited the self storage segment as a result of the sale of all remaining properties in May of 2026.

The following table details the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage(1)	Investments in Real Estate Debt(2)	Total
Revenues:
Rental revenue	$1,066,971	$298,853	$150,385	$40,697	$—	$48,910	$15,579	$7,710	$—	$1,629,105
Hospitality revenue	—	—	—	—	145,475	—	—	—	—	145,475
Other revenue	76,942	2,962	1,323	2,364	—	1,034	7	1,415	—	86,047
Total revenues	1,143,913	301,815	151,708	43,061	145,475	49,944	15,586	9,125	—	1,860,627
Expenses:
Rental property operating	615,363	103,977	1,942	14,822	—	20,788	3,562	3,497	—	763,951
Hospitality operating	—	—	—	—	97,650	—	—	—	—	97,650
Total expenses	615,363	103,977	1,942	14,822	97,650	20,788	3,562	3,497	—	861,601
(Loss) income from unconsolidated entities	(11,172)	5,255	70	8,630	(605)	764	22,730	—	—	25,672
Income from investments in real estate debt	—	—	—	—	—	—	—	—	82,767	82,767
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	9,217	9,217
GAAP segment income	$517,378	$203,093	$149,836	$36,869	$47,220	$29,920	$34,754	$5,628	$91,984	$1,116,682

Depreciation and amortization	$(484,746)	$(140,540)	$(49,556)	$(20,163)	$(22,548)	$(16,733)	$(5,484)	$(2,741)	$—	$(742,511)

General and administrative										(18,109)
Management fee										(176,615)
Performance participation allocation										(243,066)
Impairment of investments in real estate										(99,250)
Loss from interest rate derivatives										(56,333)
Net gain on dispositions of real estate										393,297
Interest expense, net										(604,639)
Loss on extinguishment of debt										(24,453)
Other expense										(11,188)
Net loss										$(466,185)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$24,100
Net loss attributable to non-controlling interests in BREIT OP										40,663
Net loss attributable to BREIT stockholders										$(401,422)
(1)Includes the financial results for the Self Storage properties through disposition in May 2026.
(2)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,170,522	$323,289	$150,385	$43,379	$—	$51,589	$13,504	$17,992	$—	$1,770,660
Hospitality revenue	—	—	—	—	139,199	—	—	—	—	139,199
Other revenue	81,944	2,311	—	1,925	192	907	19	1,224	—	88,522
Total revenues	1,252,466	325,600	150,385	45,304	139,391	52,496	13,523	19,216	—	1,998,381
Expenses:
Rental property operating	670,569	109,291	655	16,797	—	19,682	2,993	8,838	—	828,825
Hospitality operating	—	—	—	—	97,968	—	—	—	—	97,968
Total expenses	670,569	109,291	655	16,797	97,968	19,682	2,993	8,838	—	926,793
(Loss) income from unconsolidated entities	(5,416)	126,185	(106)	5,649	(2,278)	(1,133)	(95,910)	—	—	26,991
Income from investments in real estate debt	—	—	—	—	—	—	—	—	133,654	133,654
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	38,207	38,207
GAAP segment income (loss)	$576,481	$342,494	$149,624	$34,156	$39,145	$31,681	$(85,380)	$10,378	$171,861	$1,270,440

Depreciation and amortization	$(520,797)	$(162,066)	$(49,556)	$(21,696)	$(22,989)	$(19,259)	$(5,546)	$(6,742)	$—	$(808,651)

General and administrative										(16,886)
Management fee										(166,892)
Performance participation allocation										(88,824)
Impairment of investments in real estate										(171,113)
Loss from interest rate derivatives										(236,097)
Net gain on dispositions of real estate										464,394
Interest expense, net										(777,766)
Loss on extinguishment of debt										(25,360)
Other expense										(12,228)
Net loss										$(568,983)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$40,124
Net loss attributable to non-controlling interests in BREIT OP										40,381
Net loss attributable to BREIT stockholders										$(488,478)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage(1)	Investments in Real Estate Debt(2)	Total
Revenues:
Rental revenue	$2,195,056	$615,277	$300,769	$82,216	$—	$100,429	$31,397	$25,215	$—	$3,350,359
Hospitality revenue	—	—	—	—	281,662	—	—	—	—	281,662
Other revenue	148,049	6,193	2,790	4,710	—	1,896	7	2,627	—	166,272
Total revenues	2,343,105	621,470	303,559	86,926	281,662	102,325	31,404	27,842	—	3,798,293
Expenses:
Rental property operating	1,238,668	225,428	4,019	29,286	—	43,250	7,239	12,163	—	1,560,053
Hospitality operating	—	—	—	—	192,128	—	—	—	—	192,128
Total expenses	1,238,668	225,428	4,019	29,286	192,128	43,250	7,239	12,163	—	1,752,181
(Loss) income from unconsolidated entities	(25,612)	284	217	14,079	(4,124)	1,213	(2,547)	—	—	(16,490)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	160,443	160,443
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	26,243	26,243
GAAP segment income	$1,078,825	$396,326	$299,757	$71,719	$85,410	$60,288	$21,618	$15,679	$186,686	$2,216,308

Depreciation and amortization	$(979,760)	$(284,115)	$(99,111)	$(40,801)	$(44,569)	$(33,897)	$(11,133)	$(9,614)	$—	$(1,503,000)

General and administrative										(32,554)
Management fee										(348,840)
Performance participation allocation										(399,772)
Impairment of investments in real estate										(234,467)
Loss from interest rate derivatives										(46,040)
Net gain on dispositions of real estate										855,832
Interest expense, net										(1,300,099)
Loss on extinguishment of debt										(37,330)
Other expense										(21,746)
Net loss										$(851,708)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$18,531
Net loss attributable to non-controlling interests in BREIT OP										74,297
Net loss attributable to BREIT stockholders										$(758,880)
(1)Includes the financial results for the Self Storage properties through disposition in May 2026.
(2)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Retail	Data Centers	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$2,392,227	$658,146	$300,769	$85,936	$—	$103,349	$27,247	$35,375	$—	$3,603,049
Hospitality revenue	—	—	—	—	273,315	—	—	—	—	273,315
Other revenue	160,097	8,162	—	3,902	259	2,131	19	2,619	—	177,189
Total revenues	2,552,324	666,308	300,769	89,838	273,574	105,480	27,266	37,994	—	4,053,553
Expenses:
Rental property operating	1,361,862	229,726	1,343	31,960	—	40,023	6,077	16,784	—	1,687,775
Hospitality operating	—	—	—	—	192,107	—	—	—	—	192,107
Total expenses	1,361,862	229,726	1,343	31,960	192,107	40,023	6,077	16,784	—	1,879,882
(Loss) income from unconsolidated entities	(27,443)	212,926	(397)	7,890	(5,066)	(2,554)	(923,380)	—	—	(738,024)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	266,532	266,532
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	70,392	70,392
GAAP segment income (loss)	$1,163,019	$649,508	$299,029	$65,768	$76,401	$62,903	$(902,191)	$21,210	$336,924	$1,772,571

Depreciation and amortization	$(1,054,756)	$(328,192)	$(99,111)	$(42,941)	$(45,953)	$(40,299)	$(11,092)	$(13,406)	$—	$(1,635,750)

General and administrative										(33,000)
Management fee										(335,317)
Performance participation allocation										(230,999)
Impairment of investments in real estate										(341,371)
Loss from interest rate derivatives										(598,759)
Net gain on dispositions of real estate										600,303
Interest expense, net										(1,543,562)
Loss on extinguishment of debt										(36,874)
Other expense										(26,009)
Net loss										$(2,408,767)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$60,252
Net loss attributable to non-controlling interests in BREIT OP										163,400
Net loss attributable to BREIT stockholders										$(2,185,115)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of June 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

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
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in eight reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as manufactured, student, affordable, and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and our unconsolidated investment in a Net Lease platform. Unconsolidated interests are included in the respective property segment.
We previously had nine reportable segments. In May 2026, we completed the disposition of all properties in the Self Storage segment. We determined that the disposition did not represent a strategic shift that has had, or is expected to have, a major effect on our operations or financial results, and therefore, did not meet the criteria to be classified as discontinued operations. Accordingly, the results of the Self Storage segment are included in continuing operations for all periods presented.
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

As of August 7, 2026, we had received cumulative net proceeds of $82.4 billion from the sale of 6.4 billion shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L units. As of August 7, 2026, there are no Class L-2 shares, Class F shares, Class L-2 units or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
In November 2025, BREIT and BREIT OP commenced the DST Program to issue and sell DST Interests in DSTs holding DST Properties through private offerings. These DST Interests will be issued and sold to “accredited investors” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). As of June 30, 2026, $111.2 million in net offering proceeds were raised through the DST Program, which are included in Non-controlling Interests Attributable to Consolidated Subsidiaries on the Condensed Consolidated Balance Sheets.
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

Q2 2026 Highlights
Operating Results:
•Declared monthly net distributions totaling $597.7 million for the three months ended June 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L	Class C
Average Annualized Distribution Rate(1)	4.6%	3.8%	3.8%	4.5%	4.5%	3.8%	3.8%	4.6%	N/A
Year-to-Date Total Return, without upfront selling commissions(2)	5.2%	4.7%	5.2%	5.0%	5.7%	4.7%	4.9%	5.5%	5.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	1.2%	1.6%	3.4%	4.2%	1.2%	1.4%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	9.4%	8.4%	N/A	9.1%	N/A	8.6%	N/A	N/A	4.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	8.0%	N/A	8.9%	N/A	8.1%	N/A	N/A	N/A
Investments:
•Sold 20 rental housing properties(3), 79 self storage properties and 27 industrial properties, for total net proceeds of $2.1 billion. We recognized a net realized gain of $294.0 million related to the disposition of such properties, net of the impairments recorded during the quarter. The sale of 79 self storage properties, for net proceeds of $852.3 million, represents our exit from the self storage segment.
•During the three months ended June 30, 2026, deployed $3.3 billion (at BREIT’s share) into the development of data centers through our QTS platform. These data center developments are 100% pre-leased, in substantially all cases to investment grade tenants.
•Acquired 48 net lease properties for a total purchase price of $44.3 million (at BREIT's share) through our Reliant Net Lease Platform.
Capital and Financing Activity:
•Raised $1.1 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended June 30, 2026. Repurchased $0.9 billion of our shares and units from investors during the three months ended June 30, 2026.
•Raised $0.1 billion in net offering proceeds through the DST Program during the three months ended June 30, 2026.
•Decreased financings by a net $2.1 billion during the three months ended June 30, 2026.
Current Portfolio:
•Our portfolio as of June 30, 2026 consisted of investments in real estate (97% based on fair value) and investments in real estate debt (3%).
•Our 4,530 properties(4) as of June 30, 2026 consisted primarily of Rental Housing (42% based on fair value), Data Centers (27%) and Industrial (20%), and our real estate portfolio was primarily concentrated in the following regions: South (35%), West (28%) and East (20%).
•Our investments in real estate debt as of June 30, 2026 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(4)Excludes 63,081 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of June 30, 2026:

Investment Allocation[1]

Real Estate Debt
3%
Real Estate
97%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of June 30, 2026:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of June 30, 2026:

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
As of June 30, 2026, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,530 properties and 63,081 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Industrial, Data Centers properties, and to a lesser extent Net Lease, Office, Hospitality, and Retail properties.

The following table provides a summary of our portfolio by property sector as of June 30, 2026:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Six Months Ended June 30,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2026 ($ in thousands)	2025 ($ in thousands)
Rental Housing(8)	815	246,877 units	93%	$23,435	$51,124,049	$2,091,488	$2,292,405
Data Centers	144	23,042 sq. ft.	100%	$17.01	33,757,746	727,982	364,935
Industrial	2,950	391,956 sq. ft.	92%	$7.11	25,869,265	829,680	862,530
Net Lease	307	17,897 sq. ft.	100%	N/A	6,492,217	274,980	257,675
Office	12	4,918 sq. ft.	96%	$46.71	3,151,152	132,367	134,557
Retail	60	8,351 sq. ft.	96%	$22.63	2,616,465	111,730	114,287
Hospitality	242	33,056 keys	73%	$191.82/$140.33	2,528,368	337,988	328,402
Self Storage(9)	—	—	—	—	—	27,285	37,234
Total	4,530		94%		$125,539,262	$4,533,500	$4,392,025
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data center investments.
(4)For our data centers, industrial, net lease, office and retail investments, occupancy includes all leased square footage as of June 30, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended June 30, 2026. For our manufactured housing investments, the occupancy rate includes occupied sites as of June 30, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties other than manufactured housing, average effective annual base rent represents the base rent for the three months ended June 30, 2026 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For manufactured housing, data centers, industrial, net lease, office, and retail properties, average effective annual base rent represents the annualized June 30, 2026 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended June 30, 2026. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $81.2 billion allocable share of consolidated real estate properties and our $44.3 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
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
(9)During the three months ended June 30, 2026, the Company exited the self storage segment as a result of the sale of all remaining properties in May 2026. Property Sector Revenue for the six months ended June 30, 2026 includes activity through the date of sale.

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

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Total revenues(1)	$3,798,293	$4,053,553
Less: revenues allocable to non-controlling interests	(397,822)	(411,655)
Allocable share of revenues from unconsolidated entities	1,133,029	750,127
Property Sector Revenue	$4,533,500	$4,392,025
(1)Reflects total revenues determined in accordance with GAAP. See Condensed Consolidated Statements of Operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of June 30, 2026:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(1)(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	1	Gurnee, IL	Apr. 2017	100%	483 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	92%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	91%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	92%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	94%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	95%
Olympus Multifamily	1	Jacksonville, FL	Nov. 2017	95%	480 units	93%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	93%
Aston Multifamily Portfolio	2	Boerne, TX & Louisville, KY	Various	100%	288 units	93%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	93%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	92%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	93%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	92%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	93%
Coyote Multifamily Portfolio	4	Phoenix, AZ	Aug. 2018	100%	1,016 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	92%
Gilbert Heritage Apartments	1	Phoenix, AZ	Feb. 2019	90%	256 units	93%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	93%
Citymark Multifamily 2-Pack	1	Lithia Springs, GA	Apr. 2019	100%	240 units	95%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	92%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	94%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	96%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	93%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	90%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	90%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	92%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	93%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	87%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	94%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	84%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	93%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	94%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	91%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arium Multifamily Portfolio	2	Ocoee & Oviedo, FL	Dec. 2019	100%	700 units	92%
Acorn Multifamily Portfolio	14	Various	Feb. & May 2020	98%	5,964 units	91%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	89%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	91%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	4	Various	Nov. & Dec. 2020	100%	1,671 units	92%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	92%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	92%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	13	Various	Various	98%	5,509 units	92%
Vue at Centennial Multifamily(14)	1	Las Vegas, NV	June 2021	42%	372 units	94%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	86%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	91%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	94%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	93%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	94%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	95%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	92%

Roman 2.0 Multifamily Portfolio	17	Various	Dec. 2021 & Jan. 2022	100%	5,580 units	93%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	92%
SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	95%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	93%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	92%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	91%
Rapids Multifamily Portfolio	29	Various	May 2022	100%	8,526 units	93%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)(14)	31	Various	June 2022	Various(14)	8,632 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	95%
Tricon - Multifamily(7)	12	Various	May 2024	Various(7)	1,745 units	(5)
Highroads MH	1	Phoenix, AZ	Apr. 2018	99.6%	86 units	100%
Southwest MH	6	Various	June 2018	99.6%	1,645 units	88%
SVPAC MH	2	Phoenix, AZ	July 2018	99.6%	233 units	98%
Riverest MH	1	Tavares, FL	Dec. 2018	99.6%	130 units	100%
Florida MH 4-Pack	4	Various	Apr. & July 2019	99.6%	799 units	91%
Clearwater MHC 2-Pack	2	Clearwater, FL	Mar. & Aug. 2020	99.6%	207 units	88%
Legacy MH Portfolio	5	Various	Apr. 2020	99.6%	1,387 units	88%
May Manor MH	1	Lakeland, FL	June 2020	99.6%	297 units	75%
Southeast MH Portfolio	17	Various	Dec. 2020	99.6%	4,945 units	94%
Courtly Manor MH	1	Hialeah, FL	Oct. 2021	99.6%	525 units	100%
EdR Student Housing Portfolio	1	Athens, GA	Sept. 2018	60%	266 units	89%
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	92%
Signal Student Housing Portfolio	6	Various	Aug. 2021	96%	1,487 units	91%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	90%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	808 units	90%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	96%
Robin Student Housing Portfolio	5	Various	Mar. 2022	98%	1,137 units	87%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	144 units	94%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	78%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	97%
American Campus Communities	144	Various	Aug. 2022	69%	31,132 units	87%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	22,606 units	98%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	40,475 units	(5)
Ace Affordable Housing Portfolio(10)	329	Various	Dec. 2021	Various(10)	47,340 units	92%
Florida Affordable Housing Portfolio	42	Various	Various	100%	10,801 units	94%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	97%
Wasatch 2-Pack	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	91%
Total Rental Housing	815				246,877 units

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	130	Various	Aug. 2021	35.4%	20,345 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	144				23,042 sq. ft.

Industrial:
HS Industrial Portfolio	39	Various	Apr. 2017	100%	4,228 sq. ft.	97%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,695 sq. ft.	69%
Canyon Industrial Portfolio(14)	86	Various	Mar. 2018	Various(14)	14,127 sq. ft.	93%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	29	Various	Nov. 2018	100%	4,455 sq. ft.	85%
Summit Industrial Portfolio	6	Atlanta, GA	Dec. 2018	100%	440 sq. ft.	90%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	33	Minneapolis, MN	Apr. 2019	100%	2,341 sq. ft.	95%
Atlanta Industrial Portfolio	60	Atlanta, GA	May 2019	100%	3,738 sq. ft.	90%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	93%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	100%
Jupiter 12 Industrial Portfolio(14)	220	Various	Sept. 2019	Various(14)	39,538 sq. ft.	93%

2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,554 sq. ft.	82%
Midwest Industrial Portfolio	24	Various	Feb. 2020	100%	5,539 sq. ft.	77%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	92%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	8	Various	Dec. 2020	100%	1,384 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	21	Various	Jan. & Aug. 2021	85%	2,064 sq. ft.	(5)
Vault Industrial Portfolio(11)	48	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	6	Various	Feb. 2021	100%	1,041 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	74%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	72%
Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	106	Various	Oct. 2021	Various(12)	26,215 sq. ft.	97%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	78	Various	Nov. 2021	99%	12,725 sq. ft.	90%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	324	Various	Nov. 2021	12%	69,641 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,548 sq. ft.	(5)
Maplewood Industrial	6	Various	Dec. 2021	100%	1,850 sq. ft.	95%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	95%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	70	Various	Dec. 2021	23%	10,811 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	100%
Amhurst Industrial Portfolio	9	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	96%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,613	Various Europe	Various	15%	146,691 sq. ft.	(5)
Total Industrial	2,950				391,956 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease(11)	305	Various	Various	25%	2,488 sq. ft.	(5)
Total Net Lease	307				17,897 sq. ft.

Office:
EmeryTech Office	1	Emeryville, CA	Oct. 2019	100%	234 sq. ft.	64%
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	100%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,086 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	374 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	94%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	12				4,918 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	65%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	74%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	82%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	70%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	75%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	73%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	82%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	76%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	75%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	74%

Raven Select Service Portfolio	10	Various	June 2019	100%	1,291 keys	74%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	69%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	65%
RHW Select Service Portfolio	6	Colorado Springs, CO	Nov. 2019	100%	557 keys	71%
Key West Select Service Portfolio	6	Key West, FL	Oct. 2021	100%	519 keys	82%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	68%
Sleep Extended Stay Hotel Portfolio(11)	195	Various	July 2022	30%	24,802 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	78%
Total Hospitality	242				33,056 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	98%
Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	99%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	97%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	96%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	99%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	98%
Pike Retail Portfolio(6)(13)	29	Various	June 2022	Various(13)	3,096 sq. ft.	96%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	60				8,351 sq. ft.

Total Investments in Real Estate	4,530
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
(5)For our data centers, industrial, net lease, office and retail investments, occupancy includes all leased square footage as of June 30, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended June 30, 2026. For our manufactured housing investments, the occupancy rate includes occupied sites as of June 30, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended June 30, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents Preferred Apartment Communities.
(7)Includes various ownership interests in 12 unconsolidated multifamily properties.
(8)Includes a 100% interest in 13,308 consolidated single family rental homes, a 44% interest in 8,002 unconsolidated single family rental homes, and a 12% interest in 1,296 unconsolidated single family rental homes.
(9)Includes various ownership interests in 40,475 unconsolidated single family rental homes.
(10)Includes various ownership interests in 325 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 87 consolidated industrial properties and 19 unconsolidated industrial properties.
(13)Includes 28 wholly owned retail properties and a 50% interest in one unconsolidated retail property.
(14)Includes properties held by DSTs as of June 30, 2026.

Lease Expirations
The following schedule details the expiring leases at our consolidated data centers, industrial, net lease, office and retail properties by annualized base rent and square footage as of June 30, 2026 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	267	$57,850	3%	18,116	12%
2027	624	187,231	11%	24,175	15%
2028	584	199,095	12%	24,990	16%
2029	494	201,886	12%	22,425	14%
2030	403	193,704	11%	19,353	12%
2031	344	132,078	8%	15,433	10%
2032	110	66,034	4%	6,324	4%
2033	106	50,687	3%	4,746	3%
2034	57	22,060	1%	2,776	2%
2035	64	23,857	1%	1,873	1%
Thereafter	132	581,377	34%	17,383	11%
Total	3,185	$1,715,859	100%	157,594	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2026 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets, based on fair value as of June 30, 2026:

Collateral Type

Hospitality
2%
Other
3%
Data Center
2%
Office
5%
Diversified
7%
Rental Housing
39%
Net Lease
11%
Industrial
31%

Credit Rating[1]

CCC and Below 1%
Not Rated[2] 26%
Private CRE Loans 15%
AAA 6%
AA 1%
A 1%
BBB 11%
BB 23%
B 16%

(1)"AA" represents credit ratings of AA+, AA, and AA-, "A" represents credit ratings of A+, A, and A-, "BBB" represents credit ratings of BBB+, BBB, and BBB-, "BB" represents credit ratings of BB+, BB, and BB-, "B" represents credit ratings of B+, B, and B-, and "CCC" and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 64% and are primarily composed of industrial (51%) and rental housing (42%) assets.

The following table details our investments in real estate debt as of June 30, 2026 ($ in thousands):

	June 30, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.7%	4/5/2038	$3,441,229	$3,431,378	$3,261,731
RMBS	5.7%	3/22/2064	207,549	204,703	189,896
Corporate bonds	+2.4%	8/16/2031	183,513	182,969	182,809
Total real estate securities	6.9%	4/14/2039	3,832,291	3,819,050	3,634,436
Commercial real estate loans	+4.6%	2/16/2028	665,121	657,544	665,146
Other investments(5)	N/A	N/A	80,607	80,607	80,122
Total investments in real estate debt	7.1%	1/15/2035	$4,578,019	$4,557,201	$4,379,704
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of June 30, 2026 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of June 30, 2026, we have interest rate swaps outstanding with a notional value of $0.5 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.2 billion as of June 30, 2026. In addition, CMBS includes zero-coupon securities of less than $0.1 billion as of June 30, 2026.
(5)Represents an investment in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. Weighted average coupon and weighted average maturity date excludes this joint venture.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025 ($ in thousands, except per share data):

	Three Months Ended June 30,		Change
	2026	2025	$
Revenues
Rental revenue	$1,629,105	$1,770,660	$(141,555)
Hospitality revenue	145,475	139,199	6,276
Other revenue	86,047	88,522	(2,475)
Total revenues	1,860,627	1,998,381	(137,754)
Expenses
Rental property operating	763,951	828,825	(64,874)
Hospitality operating	97,650	97,968	(318)
General and administrative	18,109	16,886	1,223
Management fee	176,615	166,892	9,723
Performance participation allocation	243,066	88,824	154,242
Impairment of investments in real estate	99,250	171,113	(71,863)
Depreciation and amortization	742,511	808,651	(66,140)
Total expenses	2,141,152	2,179,159	(38,007)
Other income (expense)
Income from unconsolidated entities	25,672	26,991	(1,319)
Income from investments in real estate debt	82,767	133,654	(50,887)
Change in net assets of consolidated securitization vehicles	9,217	38,207	(28,990)
Loss from interest rate derivatives	(56,333)	(236,097)	179,764
Net gain on dispositions of real estate	393,297	464,394	(71,097)
Interest expense, net	(604,639)	(777,766)	173,127
Loss on extinguishment of debt	(24,453)	(25,360)	907
Other expense	(11,188)	(12,228)	1,040
Total other income (expense)	(185,660)	(388,205)	202,545
Net loss	$(466,185)	$(568,983)	$102,798
Net loss attributable to non-controlling interests in consolidated subsidiaries	$24,100	$40,124	$(16,024)
Net loss attributable to non-controlling interests in BREIT OP	40,663	40,381	282
Net loss attributable to BREIT stockholders	$(401,422)	$(488,478)	$87,056
Rental Revenue
During the three months ended June 30, 2026, rental revenue decreased $141.6 million as compared to the three months ended June 30, 2025. The decrease can primarily be attributed to a $166.6 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2025 to June 30, 2026, partially offset by a $25.0 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended June 30, 2026, hospitality revenue increased $6.3 million as compared to the three months ended June 30, 2025. The increase can primarily be attributed to a $9.5 million increase in Same Property revenues, partially offset by a $3.2 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2025 to June 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Other Revenue

During the three months ended June 30, 2026, other revenue decreased $2.5 million as compared to the three months ended June 30, 2025. The decrease can primarily be attributed to a $1.9 million decrease in Same Property revenues and a $0.6 million decrease in Non-Same Property revenues due to the real estate dispositions we made from April 1, 2025 to June 30, 2026. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the three months ended June 30, 2026, rental property operating expenses decreased $64.9 million as compared to the three months ended June 30, 2025. The decrease can primarily be attributed to a $68.3 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from April 1, 2025 to June 30, 2026, partially offset by a $3.4 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended June 30, 2026, hospitality operating expenses decreased $0.3 million as compared to the three months ended June 30, 2025. The decrease can primarily be attributed to a $5.4 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from April 1, 2025 to June 30, 2026, partially offset by a $5.1 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
General and Administrative Expenses
During the three months ended June 30, 2026, general and administrative expenses increased $1.2 million compared to the three months ended June 30, 2025. The increase was due to increases in various corporate level expenses during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Management Fee
During the three months ended June 30, 2026, the management fee increased $9.7 million compared to the three months ended June 30, 2025. The increase was due to a higher average NAV during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Performance Participation Allocation
During the three months ended June 30, 2026, the performance participation allocation expense increased $154.2 million compared to the three months ended June 30, 2025. The increase was the result of a higher total return for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Impairment of Investments in Real Estate

During the three months ended June 30, 2026, impairments of investments in real estate decreased $71.9 million compared to the three months ended June 30, 2025. During the three months ended June 30, 2026, we recognized an aggregate $99.3 million of impairment charges including (i) $80.0 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $19.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the three months ended June 30, 2025, we recognized an aggregate $171.1 million of impairment charges including (i) $125.3 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $45.8 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the three months ended June 30, 2026, depreciation and amortization decreased $66.1 million compared to the three months ended June 30, 2025. The decrease was primarily driven by the impact of disposition activity from April 1, 2025 through June 30, 2026.
Income from Unconsolidated Entities
During the three months ended June 30, 2026, income from unconsolidated entities decreased $1.3 million compared to the three months ended June 30, 2025. The decrease was primarily driven by decreases in unrealized gains in the fair value of unconsolidated entities carried at fair value of $99.7 million and increases in interest expense of $56.8 million, offset by increases in the fair value of interest rate derivatives of $152.0 million.

Income from Investments in Real Estate Debt
During the three months ended June 30, 2026, income from investments in real estate debt decreased $50.9 million compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease of $48.7 million in interest income as a result of sales and repayments of loans and other investments in real estate debt.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended June 30, 2026, the change in net assets of consolidated securitization vehicles decreased $29.0 million compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease of $20.1 million in net unrealized/realized losses and a decrease of $8.9 million in interest income as a result of sales of our investments in such securitization vehicles and repayments of the underlying loans within such securitization vehicles.
Loss from Interest Rate Derivatives
During the three months ended June 30, 2026, the loss from interest rate derivatives decreased $179.8 million compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in net unrealized losses in fair value of interest rate derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2026, net gain on dispositions of real estate decreased $71.1 million compared to the three months ended June 30, 2025. During the three months ended June 30, 2026, we recorded $393.3 million of net gains from the disposition of 20 rental housing properties, 79 self storage properties and 27 industrial properties. During the three months ended June 30, 2025, we recorded $464.4 million of net gains from the disposition of 18 rental housing properties, 42 industrial properties, one hospitality property and one retail property.
Interest Expense, Net
During the three months ended June 30, 2026, net interest expense decreased $173.1 million compared to the three months ended June 30, 2025. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions and the corresponding payoff of debt related to such dispositions from April 1, 2025 to June 30, 2026.
Loss on Extinguishment of Debt
During the three months ended June 30, 2026, loss on extinguishment of debt decreased $0.9 million compared to the three months ended June 30, 2025. The decrease was primarily due to the impact of refinancing and disposition activity during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Other Expense
During the three months ended June 30, 2026, other expense decreased $1.0 million compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in portfolio-level corporate costs.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2026	2025	$
Revenues
Rental revenue	$3,350,359	$3,603,049	$(252,690)
Hospitality revenue	281,662	273,315	8,347
Other revenue	166,272	177,189	(10,917)
Total revenues	3,798,293	4,053,553	(255,260)
Expenses
Rental property operating	1,560,053	1,687,775	(127,722)
Hospitality operating	192,128	192,107	21
General and administrative	32,554	33,000	(446)
Management fee	348,840	335,317	13,523
Performance participation allocation	399,772	230,999	168,773
Impairment of investments in real estate	234,467	341,371	(106,904)
Depreciation and amortization	1,503,000	1,635,750	(132,750)
Total expenses	4,270,814	4,456,319	(185,505)
Other income (expense)
Loss from unconsolidated entities	(16,490)	(738,024)	721,534
Income from investments in real estate debt	160,443	266,532	(106,089)
Change in net assets of consolidated securitization vehicles	26,243	70,392	(44,149)
Loss from interest rate derivatives	(46,040)	(598,759)	552,719
Net gain on dispositions of real estate	855,832	600,303	255,529
Interest expense, net	(1,300,099)	(1,543,562)	243,463
Loss on extinguishment of debt	(37,330)	(36,874)	(456)
Other expense	(21,746)	(26,009)	4,263
Total other income (expense)	(379,187)	(2,006,001)	1,626,814
Net loss	$(851,708)	$(2,408,767)	$1,557,059
Net loss attributable to non-controlling interests in consolidated subsidiaries	$18,531	$60,252	$(41,721)
Net loss attributable to non-controlling interests in BREIT OP	74,297	163,400	(89,103)
Net loss attributable to BREIT stockholders	$(758,880)	$(2,185,115)	$1,426,235
Rental Revenue
During the six months ended June 30, 2026, rental revenue decreased $252.7 million as compared to the six months ended June 30, 2025. The decrease can primarily be attributed to a $301.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to June 30, 2026, partially offset by a $48.4 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the six months ended June 30, 2026, hospitality revenue increased $8.3 million as compared to the six months ended June 30, 2025. The increase can primarily be attributed to a $13.6 million increase in Same Property revenues, partially offset by a $5.3 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to June 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the six months ended June 30, 2026, other revenue decreased $10.9 million as compared to the six months ended June 30, 2025. The decrease can primarily be attributed to a $10.4 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to June 30, 2026 and a $0.5 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the six months ended June 30, 2026, rental property operating expenses decreased $127.7 million as compared to the six months ended June 30, 2025. The decrease can primarily be attributed to a $141.1 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from January 1, 2025 to June 30, 2026, partially offset by a $13.4 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the six months ended June 30, 2026, hospitality operating expenses increased $21.0 thousand as compared to the six months ended June 30, 2025. The increase can primarily be attributed to a $9.9 million increase in Same Property hospitality operating expenses, partially offset by a $9.9 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions we made from January 1, 2025 to June 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the six months ended June 30, 2026, general and administrative expenses decreased $0.4 million compared to the six months ended June 30, 2025. The decrease was due to a decrease in various corporate level expenses during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Management Fee
During the six months ended June 30, 2026, the management fee increased $13.5 million compared to the six months ended June 30, 2025. The increase was due to a higher average NAV during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Performance Participation Allocation
During the six months ended June 30, 2026, the performance participation allocation expense increased $168.8 million compared to the six months ended June 30, 2025. The increase was the result of a higher total return for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Impairment of Investments in Real Estate

During the six months ended June 30, 2026, impairments of investments in real estate decreased $106.9 million compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, we recognized an aggregate $234.5 million of impairment charges including (i) $168.4 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, and (ii) $66.1 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
During the six months ended June 30, 2025, we recognized an aggregate $341.4 million of impairment charges including (i) $272.1 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $69.3 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
Depreciation and Amortization
During the six months ended June 30, 2026, depreciation and amortization decreased $132.8 million compared to the six months ended June 30, 2025. The decrease was primarily driven by the impact of disposition activity from January 1, 2025 through June 30, 2026.
Loss from Unconsolidated Entities
During the six months ended June 30, 2026, we had a net loss from unconsolidated entities of $16.5 million, primarily driven by interest, depreciation and amortization at such unconsolidated entities. During the six months ended June 30, 2025, we had a net loss from unconsolidated entities of $738.0 million, driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs.

Income from Investments in Real Estate Debt
During the six months ended June 30, 2026, income from investments in real estate debt decreased $106.1 million compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of $80.0 million in interest income as a result of sales and repayments of loans and other investments in real estate debt and a decrease of $29.7 million in net unrealized/realized gains on our investments in real estate debt and related derivatives.
Change in Net Assets of Consolidated Securitization Vehicles
During the six months ended June 30, 2026, the change in net assets of consolidated securitization vehicles decreased $44.1 million compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of $37.3 million in interest income as a result of sales of our investments in such securitization vehicles and repayments of the underlying loans with such securitization vehicles and a decrease in net unrealized/realized gains of $6.8 million.
Loss from Interest Rate Derivatives
During the six months ended June 30, 2026, loss from interest rate derivatives decreased $552.7 million compared to the six months ended June 30, 2025. The decrease was primarily attributable to an increase in the fair value of our interest rate derivatives.
Net Gain on Dispositions of Real Estate
During the six months ended June 30, 2026, net gain on dispositions of real estate increased $255.5 million compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, we recorded $855.8 million of net gains from the disposition of 46 rental housing properties, 79 self storage properties, 62 industrial properties, two office properties, and one retail property. During the six months ended June 30, 2025, we recorded $600.3 million of net gains from the disposition of 37 rental housing properties, 50 industrial properties, one hospitality property and three retail properties.
Interest Expense, Net
During the six months ended June 30, 2026, net interest expense decreased $243.5 million compared to the six months ended June 30, 2025. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from January 1, 2025 to June 30, 2026.
Loss on Extinguishment of Debt
During the six months ended June 30, 2026, loss on extinguishment of debt increased $0.5 million compared to the six months ended June 30, 2025. The increase was primarily due to the impact of refinancing and disposition activity during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other Expense
During the six months ended June 30, 2026, other expense decreased $4.3 million compared to the six months ended June 30, 2025. The decrease was primarily due to decreases in portfolio-level corporate costs.

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
We evaluate our consolidated results of operations on a Same Property basis, which allows us to analyze our property operating results excluding acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered Same Property if they were owned for the full periods presented, otherwise they are considered Non-Same Property. Recently developed properties are not included in Same Property results until the properties have achieved stabilization for both full periods presented. We define stabilization for a property as the earlier of (i) achieving 90% occupancy, (ii) 12 months after receiving a certificate of occupancy, or (iii) for Data Centers, 12 months after receiving a certificate of occupancy and greater than 50% of its critical IT capacity has been built. Certain assets are excluded from Same Property results and are considered Non-Same Property, including (i) properties held-for-sale, (ii) properties that are being redeveloped, (iii) properties identified for future sale, and (iv) interests in unconsolidated entities under contract for sale with a hard deposit or other factors ensuring the buyer’s performance. We do not consider our investments in the real estate debt segment to be Same Property.
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

For the three months ended June 30, 2026 and 2025, our Same Property portfolio consisted of 676 rental housing, 2,864 industrial, 27 net lease, 53 data center, 240 hospitality, 59 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$
Net loss	$(466,185)	$(568,983)	$102,798
Adjustments to reconcile to Same Property NOI
General and administrative	18,109	16,886	1,223
Management fee	176,615	166,892	9,723
Performance participation allocation	243,066	88,824	154,242
Impairment of investments in real estate	99,250	171,113	(71,863)
Depreciation and amortization	742,511	808,651	(66,140)
Income from unconsolidated entities	(25,672)	(26,991)	1,319
Income from investments in real estate debt	(82,767)	(133,654)	50,887
Change in net assets of consolidated securitization vehicles	(9,217)	(38,207)	28,990
Loss from interest rate derivatives	56,333	236,097	(179,764)
Net gain on dispositions of real estate	(393,297)	(464,394)	71,097
Interest expense, net	604,639	777,766	(173,127)
Loss on extinguishment of debt	24,453	25,360	(907)
Other expense	11,188	12,228	(1,040)
Portfolio-level corporate costs(1)	158,626	161,882	(3,256)
Incentive compensation awards(2)	14,910	17,722	(2,812)
Lease termination fees	20	(252)	272
Amortization of above and below-market lease intangibles	(6,635)	(9,164)	2,529
Straight-line rental income and expense	(34,844)	(34,059)	(785)
NOI from unconsolidated entities	344,360	278,341	66,019
NOI attributable to non-controlling interests in consolidated joint ventures	(113,409)	(113,976)	567
NOI attributable to BREIT stockholders	1,362,054	1,372,082	(10,028)
Less: Non-Same Property NOI attributable to BREIT stockholders	148,714	194,750	(46,036)
Same Property NOI attributable to BREIT stockholders	$1,213,340	$1,177,332	$36,008
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues
Rental revenue	$1,503,031	$1,478,044	$24,987	2%
Hospitality revenue	145,430	135,882	9,548	7%
Other revenue	58,927	60,786	(1,859)	(3)%
Total revenues	1,707,388	1,674,712	32,676	2%

Expenses
Rental property operating	540,377	536,999	3,378	1%
Hospitality operating	93,949	88,892	5,057	6%
Total expenses	634,326	625,891	8,435	1%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(110,753)	(108,830)	(1,923)	2%
Consolidated Same Property NOI attributable to BREIT stockholders	962,309	939,991	22,318	2%
Same Property NOI from unconsolidated entities	251,031	237,341	13,690	6%
Same Property NOI attributable to BREIT stockholders	$1,213,340	$1,177,332	$36,008	3%
Same Property – Rental Revenue
Same Property rental revenue increased $25.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to a $19.6 million increase in base rental revenue, a $4.9 million increase in tenant reimbursement income as a result of higher operating expenses, and a $0.5 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

	Three Months Ended June 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2026	2025
Rental Housing	$967,260	$965,756	$1,504	(1)%	+1%
Industrial	214,553	200,883	13,670	+1%	+6%
Net Lease	122,392	119,992	2,400	—%	+2%
Retail	36,545	36,070	475	—%	+1%
Office	30,564	29,851	713	—%	+2%
Data Centers	11,152	10,310	842	—%	+8%
Total base rental revenue	$1,382,466	$1,362,862	$19,604
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $9.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in hospitality revenue was primarily due to increases in average daily rate and occupancy and an increase in food and beverage revenue at our hotels during three months ended June 30, 2026.

Same Property – Other Revenue
Same Property other revenue decreased $1.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to decreased ancillary and other income at our rental housing properties during the three months ended June 30, 2026.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $3.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in rental property operating expenses was primarily the result of increased real estate taxes, insurance, and general operating expenses at our rental housing and industrial properties during the three months ended June 30, 2026.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $5.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in hospitality operating expenses was primarily the result of increased general operating expenses at our hotels during the three months ended June 30, 2026.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $13.7 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

For the six months ended June 30, 2026 and 2025, our Same Property portfolio consisted of 676 rental housing, 2,861 industrial, 53 data center, two net lease, 240 hospitality, 59 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$
Net loss	$(851,708)	$(2,408,767)	$1,557,059
Adjustments to reconcile to Same Property NOI
General and administrative	32,554	33,000	(446)
Management fee	348,840	335,317	13,523
Performance participation allocation	399,772	230,999	168,773
Impairment of investments in real estate	234,467	341,371	(106,904)
Depreciation and amortization	1,503,000	1,635,750	(132,750)
Loss from unconsolidated entities	16,490	738,024	(721,534)
Income from investments in real estate debt	(160,443)	(266,532)	106,089
Change in net assets of consolidated securitization vehicles	(26,243)	(70,392)	44,149
Loss from interest rate derivatives	46,040	598,759	(552,719)
Net gain on dispositions of real estate	(855,832)	(600,303)	(255,529)
Interest expense, net	1,300,099	1,543,562	(243,463)
Loss on extinguishment of debt	37,330	36,874	456
Other expense	21,746	26,009	(4,263)
Portfolio-level corporate costs(1)	316,338	330,842	(14,504)
Incentive compensation awards(2)	31,686	35,059	(3,373)
Lease termination fees	(182)	(2,866)	2,684
Amortization of above and below-market lease intangibles	(14,172)	(19,287)	5,115
Straight-line rental income and expense	(70,825)	(68,983)	(1,842)
NOI from unconsolidated entities	690,398	521,210	169,188
NOI attributable to non-controlling interests in consolidated subsidiaries	(241,308)	(241,554)	246
NOI attributable to BREIT stockholders	2,758,047	2,728,092	29,955
Less: Non-Same Property NOI attributable to BREIT stockholders	334,816	375,496	(40,680)
Same Property NOI attributable to BREIT stockholders	$2,423,231	$2,352,596	$70,635
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.
The following table details the components of Same Property NOI for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues
Rental revenue	$3,038,755	$2,990,381	$48,374	2%
Hospitality revenue	281,533	267,976	13,557	5%
Other revenue	113,041	113,560	(519)	—%
Total revenues	3,433,329	3,371,917	61,412	2%

Expenses
Rental property operating	1,091,987	1,078,628	13,359	1%
Hospitality operating	184,881	174,999	9,882	6%
Total expenses	1,276,868	1,253,627	23,241	2%

Same Property NOI attributable to non-controlling interests in consolidated subsidiaries	(234,526)	(229,918)	(4,608)	2%
Consolidated Same Property NOI attributable to BREIT stockholders	1,921,935	1,888,372	33,563	2%
Same Property NOI from unconsolidated entities	501,296	464,224	37,072	8%
Same Property NOI attributable to BREIT stockholders	$2,423,231	$2,352,596	$70,635	3%

Same Property – Rental Revenue
Same Property rental revenue increased $48.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to a $36.6 million increase in base rental revenue, a $9.6 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.2 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Six Months Ended June 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2026	2025
Rental Housing	$1,962,417	$1,962,682	$(265)	(1)%	+1%
Industrial	425,145	398,510	26,635	+1%	+6%
Net Lease	244,429	239,637	4,792	—%	+2%
Retail	73,710	71,419	2,291	—%	+3%
Office	61,131	59,065	2,066	—%	+3%
Data Centers	21,615	20,555	1,060	—%	+5%
Total base rental revenue	$2,788,447	$2,751,868	$36,579

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $13.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in hospitality revenue was primarily due to increases in average daily rate and occupancy and an increase in food and beverage revenue at our hotels during the six months ended June 30, 2026.
Same Property – Other Revenue
Same Property other revenue decreased $0.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to decreased ancillary income at our rental housing properties during the six months ended June 30, 2026.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $13.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in rental property operating expenses was primarily the result of increased real estate taxes, insurance, and general operating expenses at our rental housing and industrial properties during the six months ended June 30, 2026.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $9.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in hospitality operating expenses was primarily the result of increased real estate taxes, insurance, food and beverage expense, and other operating expenses at our hotels during the six months ended June 30, 2026.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $37.1 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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
We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) gains or losses on extinguishment of debt, (iii) unrealized gains or losses on investments in real estate debt and other investments, (iv) unrealized gains or losses on derivatives, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) straight-line rental income and expense, (vii) amortization of deferred financing costs, (viii) amortization of restricted stock awards, (ix) amortization of mortgage premium/discount, (x) organization costs, (xi) severance costs, (xii) buyout costs, (xiii) net forfeited investment deposits, (xiv) amortization of above- and below-market lease intangibles, (xv) gain or loss on involuntary conversion, (xvi) settlement costs, (xvii) amortization of non-real estate assets, and adding (xviii) proceeds from interest rate contract receivables, and (xix) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that Funds Available for Distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or BREIT OP units, even if subsequently repurchased by us, (ii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iii) stockholder servicing fees paid during the period, (iv) realized gains or losses on investments in real estate debt and other investments, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to BREIT stockholders	$(401,422)	$(488,478)	$(758,880)	$(2,185,115)
Net loss attributable to OP unitholders	(40,663)	(40,381)	(74,297)	(163,400)
Net loss attributable to BREIT stockholders and OP unitholders	(442,085)	(528,859)	(833,177)	(2,348,515)
Adjustments to arrive at FFO:
Depreciation and amortization	742,511	808,651	1,503,000	1,635,750
Impairment of investments in real estate	99,250	171,113	234,467	341,371
Net gain on dispositions of real estate	(393,297)	(464,394)	(855,832)	(600,303)
Net gain on change in control	3,619	(13,192)	3,323	(24,180)
Allocable share of adjustments related to unconsolidated entities	188,128	104,435	355,918	214,706
Amount attributable to non-controlling interests for above adjustments	(76,324)	(84,762)	(138,096)	(164,417)
FFO attributable to BREIT stockholders and OP unitholders	121,802	(7,008)	269,603	(945,588)
Adjustments to arrive at AFFO:
Performance participation allocation	243,066	88,824	399,772	230,999
Incentive compensation awards	16,872	20,165	37,029	39,946
Loss on extinguishment of debt	24,453	25,360	37,330	36,874
Unrealized gains on investments in real estate debt and other investments(1)	(19,746)	(52,551)	(13,397)	(90,515)
Unrealized losses on derivatives(1)	58,912	238,851	50,353	609,271
Straight-line rental income and expense	(39,794)	(35,910)	(80,269)	(65,581)
Amortization of deferred financing costs	42,631	54,814	92,560	108,306
Amortization of restricted stock awards	300	300	600	600
Other(2)	(591)	16,418	(2,296)	26,922
Allocable share of adjustments related to unconsolidated entities	(67,936)	(30,671)	(66,519)	704,584
Amount attributable to non-controlling interests for above adjustments	1,243	601	3,174	3,090
AFFO attributable to BREIT stockholders and OP unitholders	381,212	319,193	727,940	658,908
Adjustments to arrive at FAD:
Management fee	176,615	166,892	348,840	335,317
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(157,037)	(174,132)	(279,435)	(292,311)
Stockholder servicing fees	(38,298)	(39,792)	(76,124)	(79,995)
Realized losses on investments in real estate debt and other investments	5,782	27,646	232	36,341
Allocable share of adjustments related to unconsolidated entities	(27,133)	(24,736)	(57,705)	(46,592)
Amount attributable to non-controlling interests for above adjustments	8,129	9,115	12,939	15,991
FAD attributable to BREIT stockholders and OP unitholders	$349,270	$284,186	$676,687	$627,659
(1)The prior period has been recast to present unrealized gains on investments in real estate debt and other investments and unrealized losses on derivatives in a consistent manner with the current period presentation.
(2)Other adjustments to arrive at AFFO for the three and six months ended June 30, 2026 and 2025 primarily include severance costs, organization costs, amortization of above-and-below market lease intangibles, and amortization of mortgage premium/discount, and to a lesser extent, amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
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
•Any change in our aggregate NAV (whether an increase or decrease), excluding management fees paid to the Adviser and the performance participation allocation paid to the Special Limited Partner, is allocated among each class of shares (including OP units) based on each class’s relative percentage of the previous aggregate NAV adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. For the purposes of allocating any change in our aggregate NAV, Class S will be combined with Class S-2, Class T will be combined with T-2, and Class D will be combined with D-2 when allocating changes on a relative percentage of the aggregate NAV. Changes in our aggregate NAV include, but are not limited to, accruals of our net portfolio income, interest expense, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements, debt appreciation and depreciation and general and administrative expenses. Unrealized net real estate and debt appreciation includes any change in the fair market value of our investments in real estate, investments in real estate debt, investments in unconsolidated entities, and Debt.
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
Our total NAV presented in the following tables includes the NAV of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C shares, and Class L shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate(1)	$92,221,975
Investments in real estate debt	4,379,704
Investments in unconsolidated entities(2)	20,545,135
Cash and cash equivalents	1,405,134
Restricted cash	835,097
Other assets	3,149,786
Mortgage loans, term loans, and revolving credit facilities, net	(54,215,726)
Secured financings of investments in real estate debt	(2,655,650)
Subscriptions received in advance	(198,315)
Other liabilities	(2,660,688)
Accrued performance participation allocation	(243,066)
Management fee payable	(59,437)
Accrued stockholder servicing fees(3)	(12,666)
Non-controlling interests in consolidated subsidiaries(4)	(5,923,526)
Net Asset Value	$56,567,757
Number of outstanding shares/units(5)	3,891,652

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $81.2 billion allocable to us and $11.0 billion allocable to third party joint venture interests in such investments as of June 30, 2026.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of June 30, 2026, our allocable share of the gross real estate asset value held by such entities was $44.3 billion.
(3)Stockholder servicing fees only apply to Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 as an offering cost, in each case, at the time we sell the applicable shares. As of June 30, 2026, the Company has accrued under GAAP $0.7 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)Includes $111.2 million of net offering proceeds raised through the DST Program as of June 30, 2026.
(5)As of June 30, 2026, no Class L-2 or Class F shares were outstanding.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ and shares/units in thousands, except per share/unit data):

Share Class	Net asset value	Number of outstanding shares/units(1)	NAV Per Share/Unit as of June 30, 2026
Class I Shares	$31,520,822	2,170,024	$14.5256
Class S Shares	16,453,691	1,133,691	14.5134
Class S-2 Shares	779,030	53,677	14.5134
Class D Shares	1,313,357	92,800	14.1525
Class D-2 Shares	106,807	7,547	14.1525
Class T Shares	403,621	28,300	14.2621
Class T-2 Shares	6,959	488	14.2621
Class C Shares	661,893	38,788	17.0646
Class L Shares	118,090	8,107	14.5658
Third Party Operating Partnership(2)	5,203,487	358,230	14.5256
Total	$56,567,757	3,891,652
(1)As of June 30, 2026, no Class L-2 or Class F shares were outstanding.
(2)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.4%
Industrial	7.5%	5.5%
Net Lease	6.6%	5.5%
Hospitality	10.8%	9.0%
Data Centers	8.6%	6.4%
Office	7.8%	5.7%
Retail	7.9%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.7%	+0.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.7)%	(0.7)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.7%	+1.5%	+1.0%	+3.2%	+2.4%
(weighted average)	0.25% increase	(2.6)%	(3.1)%	(2.5)%	(1.4)%	(0.9)%	(2.9)%	(2.2)%

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2026
Stockholders’ equity	$17,614,169
Non-controlling interests attributable to BREIT OP	3,861,855
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	21,476,024
Adjustments:
Accrued stockholder servicing fees	643,503
Accrued affiliated service provider incentive compensation awards	(45,074)
Accumulated depreciation and amortization under GAAP	16,352,219
Unrealized net real estate and real estate debt appreciation	18,141,085
NAV	$56,567,757
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.3311 per share/unit for the six months ended June 30, 2026. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of June 30, 2026, there were no Class L-2 shares or Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the six months ended June 30, 2026:

Record Date	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	Class L Shares	OP Units
January 31, 2026	$0.0554	$0.0451	$0.0452	$0.0524	$0.0525	$0.0453	$0.0453	$0.0554	$0.0554
February 28, 2026	0.0544	0.0451	0.0451	0.0517	0.0517	0.0453	0.0453	0.0544	0.0544
March 31, 2026	0.0554	0.0451	0.0451	0.0524	0.0524	0.0453	0.0453	0.0554	0.0554
April 30, 2026	0.0551	0.0451	0.0451	0.0522	0.0522	0.0453	0.0453	0.0551	0.0551
May 31, 2026	0.0555	0.0451	0.0451	0.0525	0.0525	0.0452	0.0452	0.0555	0.0555
June 30, 2026	0.0553	0.0451	0.0451	0.0524	0.0524	0.0453	0.0453	0.0553	0.0553
Total	$0.3311	$0.2706	$0.2707	$0.3136	$0.3137	$0.2717	$0.2717	$0.3311	$0.3311
The following table summarizes our distributions declared during the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$587,965	49%	$600,519	50%
Reinvested in shares	600,607	51%	590,628	50%
Total distributions(1)	$1,188,572	100%	$1,191,147	100%
Sources of Distributions
Cash flows from operating activities(2)	$1,188,572	100%	$1,181,577	99%
Net gains from investment realizations(3)	—	—%	9,570	1%
Indebtedness	—	—%	—	—%
Total sources of distributions	$1,188,572	100%	$1,191,147	100%

Cash flows from operating activities	$1,213,888		$1,181,577
Net gains from investment realizations(3)	$619,806		$244,213
Funds from Operations(4)	$269,603		$(945,588)
Adjusted Funds from Operations(4)	$727,940		$658,908
Funds Available for Distribution(4)	$676,687		$627,659
(1)Excludes cash paid to third party joint venture partners of consolidated subsidiaries classified as non-controlling interests under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through June 30, 2026.
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

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $8.6 billion of liquidity as of August 6, 2026. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $7.4 billion as well as unrestricted cash and cash equivalents of $1.2 billion. We also expect $0.6 billion of net proceeds from dispositions under contract where we have received a non-refundable deposit as of August 6, 2026. We also generate incremental liquidity through our operating cash flows, which were $1.2 billion for the six months ended June 30, 2026. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $4.4 billion as of June 30, 2026.

In addition, we remain moderately leveraged (44% as of June 30, 2026) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $82.4 billion as of August 6, 2026.

Capital Resources
As of June 30, 2026, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of June 30, 2026 ($ in thousands):

	June 30, 2026			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	4.0%	10/13/2030	N/A	$18,906,997	$20,763,325
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.0%	10/22/2029	N/A	29,467,245	30,964,083
Variable rate secured revolving credit facilities	+1.8%	2/1/2029	$2,651,845	2,651,845	2,666,334
Variable rate warehouse facilities(4)	+2.0%	11/26/2028	$2,385,986	1,942,122	1,580,141
Total variable rate loans	+2.0%	9/12/2029		34,061,212	35,210,558
Total loans secured by our properties	5.0%	2/1/2030		52,968,209	55,973,883

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.3%	6/15/2027	N/A	2,655,650	2,921,671

Unsecured loans:
Unsecured term loans	+2.5%	2/21/2029	N/A	1,426,923	1,276,923
Unsecured variable rate revolving credit facilities	+2.5%	9/8/2028	$6,341,577	100,000	1,175,000
Affiliate revolving credit facility	+2.5%	12/15/2026	75,000	—	—
Total unsecured loans			$6,416,577	1,526,923	2,451,923

Total indebtedness				$57,150,782	$61,347,477

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of June 30, 2026, we had outstanding interest rate swaps with an aggregate notional balance of $26.7 billion and interest rate caps with an aggregate notional balance of $19.8 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $174.8 million and $201.9 million of loans related to investments in affordable housing properties as of June 30, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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
The following table is a summary of the impact of interest rate derivatives on our weighted average interest rate as of June 30, 2026:

Weighted average interest rate of loans secured by our properties	5.0%
Impact of interest rate swaps, caps and other interest rate derivatives	(0.9)%
Net weighted average interest rate of loans secured by our properties	4.1%

Public and Private Offerings
For the six months ended June 30, 2026, we have received proceeds of $2.3 billion from the sale of shares of common stock in our continuous public and private offerings, and units of BREIT OP.
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

As of August 7, 2026, we have received cumulative net proceeds of $2.7 billion from selling an aggregate of 194.4 million shares of our common stock in the Current Offering (consisting of 122.9 million Class I shares, 18.6 million Class S shares, 41.5 million Class S-2 shares, 2.2 million Class D shares, 7.9 million Class D-2 shares, 0.7 million Class T shares, and 0.6 million Class T-2 shares).
Additionally, we have and may continue to conduct private offerings of Class I, Class S-2, Class T-2, Class D-2, Class C, Class L, and Class L-2 shares to accredited investors or other vehicles that hold our shares and other assets, as described in our prospectus. All such private offerings are or will be exempt from the registration provisions of the Securities Act.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the six months ended June 30, 2026, we fulfilled $2.1 billion of repurchases requested, which represents all repurchase requests received for the six months ended June 30, 2026. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$65,717,907	$13,412,006	$19,315,308	$23,864,133	$9,126,460
Ground leases	2,773,232	40,759	83,011	85,609	2,563,853
Total	$68,491,139	$13,452,765	$19,398,319	$23,949,742	$11,690,313

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2026. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$1,213,888	$1,181,577
Cash flows provided by investing activities	7,136,238	4,456,795
Cash flows used in financing activities	(8,455,010)	(5,554,390)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(104,884)	$83,982
Cash flows provided by operating activities increased $32.3 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to increased cash flows from distributions of earnings from unconsolidated entities.
Cash flows provided by investing activities increased $2.7 billion during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to (i) an increase of $1.6 billion in proceeds from sales and repayments of investments in real estate debt, (ii) an increase of $1.4 billion in repayments of real estate loans held by consolidated securitization vehicles, (iii) an increase of $1.1 billion in proceeds from disposition of real estate and (iv) a decrease of $0.2 billion in investment in unconsolidated entities. This was partially offset by an increase of $1.7 billion in purchases of investments in real estate debt.
Cash flows used in financing activities increased $2.9 billion for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to a net increase in the repayment of borrowings of $3.7 billion and an increase of $1.3 billion in repayments of senior obligations of consolidated securitization vehicles. This was offset by a decrease of $1.4 billion in repurchases of common stock and an increase of $0.6 billion in proceeds from issuance of common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $38.2 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt.
Certain of our mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings are variable rate and indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). We have executed interest rate swaps with an aggregate net notional amount of $26.7 billion and interest rate caps with an aggregate net notional balance of $19.8 billion as of June 30, 2026 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2026, an increase of 25 basis points in each of the Reference Rates would have resulted in increased interest expense of $7.1 million and $14.2 million, respectively, net of the impact of our interest rate swaps and caps. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. See “Part I. Item 1A. Risk Factors — Risks Related to Investments in Real Estate Debt — We utilize derivatives, which involve numerous risks” and “Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition” and “Part I. Item 1A. Risk Factors — General Risk Factors — We will face risks associated with hedging transactions” of our Annual Report on Form 10-K for more information on risks associated with our use of interest rate derivatives and hedging transactions.
Investments in Real Estate Debt, at Fair Value
As of June 30, 2026, we held $4.4 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a decrease of 25 basis points in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $2.1 million and $4.1 million for the three and six months ended June 30, 2026.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2026, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended June 30, 2026, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.2 million Class B units of BREIT OP to the Adviser in satisfaction of the management fees through May 2026. Additionally, we issued 4.1 million Class B units of BREIT OP to the Adviser in July 2026 in satisfaction of the June 2026 management fee.
The Special Limited Partner is entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year. During the three months ended June 30, 2026, we issued 10.9 million Class B units of BREIT OP to the Special Limited Partner as payment of the performance participation allocation earned by the Special Limited Partner during the three months ended March 31, 2026. Additionally, we issued 16.7 million Class B units of BREIT OP to the Special Limited Partner in July 2026 in satisfaction of the performance participation allocation earned by the Special Limited Partner during the three months ended June 30, 2026.
We have also sold Class I and Class C shares to feeder vehicles created primarily to hold Class I and Class C shares and offer indirect interests in such shares to other investors. During the three months ended June 30, 2026, we received $114.1 million from selling 8.0 million unregistered Class I shares and $10.0 million from selling 0.6 million unregistered Class C shares to such vehicles, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
We have also sold Class I and Class S-2 shares to certain accredited investors through certain participating broker-dealers. During the three months ended June 30, 2026, we received $96.2 million from selling 6.7 million unregistered Class I shares and $137.9 million from selling 9.7 million unregistered Class S-2 shares, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
During the three months ended June 30, 2026, we have also issued 3.3 million Class S and D shares for $47.7 million, pursuant to the Company's distribution reinvestment plan to certain investors that previously purchased shares in the public offering and are clients of certain participating broker-dealers.
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
The aggregate NAV of total repurchases of all share classes, excluding OP units held by investors other than the Company, (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. Certain stockholders are subject to certain restrictions, including a minimum holding period and certain repurchase limitations, in addition to the Company's existing monthly and quarterly limitations. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the six months ended June 30, 2026, we fulfilled $2.1 billion of share and unit repurchases requested, which represents all repurchase requests received for the six months ended June 30, 2026.
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
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
April 2026	19,336,546	$14.23	19,336,546	0.6%	—
May 2026	19,961,735	$14.33	19,961,735	0.6%	—
June 2026	20,015,049	$14.40	20,015,049	0.6%	—
Total	59,313,330	$14.32	59,313,330	1.8%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

As of June 30, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $5.3 billion. Blackstone did not submit any repurchase requests for shares or units previously issued as payment for management fees or the performance participation allocation during the three months ended June 30, 2026.

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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

August 7, 2026	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

August 7, 2026	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)