Form 10-Q
period 2026-09-30
Blackstone Real Estate Income Trust, Inc.
filed 2026-11-06
CIK 1662972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2026, the registrant had the following shares outstanding (in thousands): 2,216,220 shares of Class I common stock, 1,090,025 shares of Class S common stock, 75,252 shares of Class S-2 common stock, 89,115 shares of Class D common stock, 9,012 shares of Class D-2 common stock, 25,912 shares of Class T common stock, 1,029 shares of Class T-2 common stock, 40,598 shares of Class C common stock, 18,459 shares of Class L common stock, 0 shares of Class L-2 common stock, and 0 shares of Class F common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$66,966,748	$73,933,873
Investments in unconsolidated entities (includes $3,724,022 and $3,843,300 at fair value as of September 30, 2026 and December 31, 2025, respectively)	6,459,803	6,144,367
Investments in real estate debt, at fair value	4,460,338	4,133,770
Real estate loans held by consolidated securitization vehicles, at fair value	3,289,893	6,975,460
Cash and cash equivalents	1,409,420	1,605,053
Restricted cash	785,758	739,986
Other assets	5,563,842	5,070,999
Total assets	$88,935,802	$98,603,508

Liabilities and Equity
Mortgage loans, secured term loans, and secured revolving credit facilities, net	$51,579,813	$55,540,761
Secured financings of investments in real estate debt	2,855,117	2,921,671
Senior obligations of consolidated securitization vehicles, at fair value	2,808,028	6,284,112
Unsecured revolving credit facilities and term loans	1,426,923	2,451,923
Due to affiliates	855,347	791,741
Other liabilities	4,251,818	3,944,536
Total liabilities	63,777,046	71,934,744

Commitments and contingencies	—	—
Redeemable non-controlling interests	134,960	141,102

Equity
Common stock, $0.01 par value per share	35,497	35,210
Additional paid-in capital	40,674,763	40,302,620
Accumulated other comprehensive income	344,542	307,865
Accumulated deficit and cumulative distributions	(23,855,405)	(21,313,611)
Total stockholders’ equity	17,199,397	19,332,084
Non-controlling interests attributable to consolidated subsidiaries	3,604,057	3,725,813
Non-controlling interests attributable to BREIT OP	4,220,342	3,469,765
Total equity	25,023,796	26,527,662
Total liabilities and equity	$88,935,802	$98,603,508
See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$1,573,612	$1,719,143	$4,923,971	$5,322,192
Hospitality revenue	132,949	123,399	414,611	396,714
Other revenue	85,863	100,902	252,135	278,091
Total revenues	1,792,424	1,943,444	5,590,717	5,996,997

Expenses
Rental property operating	777,835	827,809	2,337,888	2,515,584
Hospitality operating	94,443	89,125	286,571	281,232
General and administrative	12,674	17,958	45,228	50,958
Management fee	181,275	166,757	530,115	502,074
Performance participation allocation	163,016	124,029	562,788	355,028
Impairment of investments in real estate	496,681	27,386	731,148	368,757
Depreciation and amortization	721,775	788,475	2,224,775	2,424,225
Total expenses	2,447,699	2,041,539	6,718,513	6,497,858

Other income (expense)
Income (loss) from unconsolidated entities	475,615	(149,792)	459,125	(887,816)
Income from investments in real estate debt	60,098	142,396	220,541	408,928
Change in net assets of consolidated securitization vehicles	10,593	18,613	36,836	89,005
Income (loss) from interest rate derivatives	119,469	(159,269)	73,429	(758,028)
Net gain on dispositions of real estate	366,087	332,883	1,221,919	933,186
Interest expense, net	(676,137)	(768,735)	(1,976,236)	(2,312,297)
Gain (loss) on extinguishment of debt	17,607	(17,186)	(19,723)	(54,060)
Other expense	(14,182)	(14,332)	(35,928)	(40,341)
Total other income (expense)	359,150	(615,422)	(20,037)	(2,621,423)
Net loss	$(296,125)	$(713,517)	$(1,147,833)	$(3,122,284)
Net loss attributable to non-controlling interests in consolidated subsidiaries	$117,175	$18,164	$135,706	$78,416
Net loss attributable to non-controlling interests in BREIT OP	18,060	56,671	92,357	220,071
Net loss attributable to BREIT stockholders	$(160,890)	$(638,682)	$(919,770)	$(2,823,797)
Net loss per share of common stock — basic and diluted
Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	$(0.05)	$(0.18)	$(0.26)	$(0.79)
Class L	$(0.02)	$—	$(0.18)	$—

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(296,125)	$(713,517)	$(1,147,833)	$(3,122,284)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	1,892	(10,713)	(23,923)	77,385
Unrealized gain (loss) on derivatives	66,615	(21,378)	117,086	(176,221)
Other comprehensive loss from unconsolidated entities	(7,641)	(9,439)	(17,431)	(59,251)
Other comprehensive income (loss)	60,866	(41,530)	75,732	(158,087)
Comprehensive loss	(235,259)	(755,047)	(1,072,101)	(3,280,371)
Comprehensive loss attributable to non-controlling interests in consolidated subsidiaries	96,124	23,936	100,578	118,199
Comprehensive loss attributable to non-controlling interests in BREIT OP	14,176	59,592	88,430	228,367
Comprehensive loss attributable to BREIT stockholders	$(124,959)	$(671,519)	$(883,093)	$(2,933,805)

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at June 30, 2026	$35,330	$40,419,220	$308,611	$(23,148,992)	$17,614,169	$3,726,958	$3,861,855	$25,202,982
Common stock issued	552	808,088	—	—	808,640	—	—	808,640
Increase in accrual for offering costs, net	—	(12,758)	—	—	(12,758)	—	—	(12,758)
Distribution reinvestment	178	258,234	—	—	258,412	—	52,043	310,455
Common stock/units repurchased	(561)	(818,950)	—	—	(819,511)	—	(2,824)	(822,335)
Amortization of compensation awards, net of tax withholding on net share settlement	(2)	18,496	—	—	18,494	—	—	18,494
Net loss ($1,971 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(160,890)	(160,890)	(115,204)	(18,060)	(294,154)
Other comprehensive income ($6 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	35,931	—	35,931	21,057	3,884	60,872
Distributions declared on common stock and OP units ($0.1668 gross per share/unit)	—	—	—	(545,523)	(545,523)	—	(63,881)	(609,404)
Contributions from non-controlling interests	—	—	—	—	—	157,461	422,325	579,786
Operating distributions to non-controlling interests	—	—	—	—	—	(34,483)	—	(34,483)
Capital distributions to and redemptions of non-controlling interests	—	(51)	—	—	(51)	(151,732)	(35,000)	(186,783)
Allocation from redeemable non-controlling interests	—	2,484	—	—	2,484	—	—	2,484
Balance at September 30, 2026	$35,497	$40,674,763	$344,542	$(23,855,405)	$17,199,397	$3,604,057	$4,220,342	$25,023,796

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at June 30, 2025	$35,535	$40,555,177	$306,101	$(19,135,477)	$21,761,336	$4,183,837	$3,284,138	$29,229,311
Common stock issued	216	490,892	—	—	491,108	—	—	491,108
Reduction in accrual for offering costs, net	—	23,766	—	—	23,766	—	—	23,766
Distribution reinvestment	184	256,225	—	—	256,409	—	38,508	294,917
Common stock/units repurchased	(950)	(1,307,535)	—	—	(1,308,485)	—	(20,886)	(1,329,371)
Amortization of compensation awards	134	12,861	—	—	12,995	—	—	12,995
Net loss ($2,807 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(638,682)	(638,682)	(17,366)	(54,662)	(710,710)
Other comprehensive loss ($170 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	(32,837)	—	(32,837)	(5,706)	(2,817)	(41,360)
Distributions declared on common stock and OP units ($0.1650 gross per share/unit)	—	—	—	(541,259)	(541,259)	—	(49,413)	(590,672)
Contributions from non-controlling interests	—	—	—	—	—	3,586	166,777	170,363
Operating distributions to non-controlling interests	—	—	—	—	—	(28,870)	—	(28,870)
Capital distributions to and redemptions of non-controlling interests	—	9,534	—	—	9,534	(214,414)	—	(204,880)
Allocation from redeemable non-controlling interests	—	3,888	—	—	3,888	—	—	3,888
Balance at September 30, 2025	$35,119	$40,044,808	$273,264	$(20,315,418)	$20,037,773	$3,921,067	$3,361,645	$27,320,485

See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Changes in Equity (Unaudited) (in thousands, except per share data)

		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2025	$35,210	$40,302,620	$307,865	$(21,313,611)	$19,332,084	$3,725,813	$3,469,765	$26,527,662
Common stock issued	1,749	2,510,849	—	—	2,512,598	—	—	2,512,598
Increase in accrual for offering costs, net	—	(33,754)	—	—	(33,754)	—	—	(33,754)
Distribution reinvestment	534	769,813	—	—	770,347	—	142,374	912,721
Common stock/units repurchased	(2,046)	(2,925,138)	—	—	(2,927,184)	—	(17,664)	(2,944,848)
Amortization of compensation awards, net of tax withholding on net share settlement	50	37,417	—	—	37,467	—	—	37,467
Net loss ($4,932 of net loss allocated to redeemable non‑controlling interests)	—	—	—	(919,770)	(919,770)	(130,774)	(92,357)	(1,142,901)
Other comprehensive income ($95 of other comprehensive loss allocated to redeemable non‑controlling interests)	—	—	36,677	—	36,677	35,223	3,927	75,827
Distributions declared on common stock and OP Units ($0.4979 gross per share/unit)	—	—	—	(1,622,024)	(1,622,024)	—	(175,952)	(1,797,976)
Contributions from non-controlling interests	—	—	—	—	—	273,340	925,249	1,198,589
Operating distributions to non-controlling interests	—	—	—	—	—	(113,794)	—	(113,794)
Capital distributions to and redemptions of non-controlling interests	—	(1,805)	—	—	(1,805)	(185,751)	(35,000)	(222,556)
Allocation from redeemable non-controlling interests	—	14,761	—	—	14,761	—	—	14,761
Balance at September 30, 2026	$35,497	$40,674,763	$344,542	$(23,855,405)	$17,199,397	$3,604,057	$4,220,342	$25,023,796

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests Attributable to Consolidated Subsidiaries	Non- controlling Interests Attributable to BREIT OP	Total Equity
	Common Stock
Balance at December 31, 2024	$36,902	$42,781,930	$383,272	$(15,848,197)	$27,353,907	$4,375,668	$2,964,555	$34,694,130
Common stock issued	662	1,586,698	—	—	1,587,360	—	—	1,587,360
Increase in accrual for offering costs, net	—	(285,675)	—	—	(285,675)	—	—	(285,675)
Distribution reinvestment	569	784,088	—	—	784,657	—	108,384	893,041
Common stock/units repurchased	(3,553)	(4,886,520)	—	—	(4,890,073)	—	(50,701)	(4,940,774)
Amortization of compensation awards	539	53,001	—	—	53,540	—	—	53,540
Net loss ($4,862 of net loss allocated to redeemable non-controlling interests)	—	—	—	(2,823,797)	(2,823,797)	(76,735)	(216,890)	(3,117,422)
Other comprehensive loss ($35 of other comprehensive loss allocated to redeemable non-controlling interests)	—	—	(110,008)	—	(110,008)	(39,876)	(8,168)	(158,052)
Distributions declared on common stock and OP units ($0.4939 gross per share/unit)	—	—	—	(1,643,424)	(1,643,424)	—	(138,395)	(1,781,819)
Contributions from non-controlling interests	—	—	—	—	—	46,771	702,860	749,631
Operating distributions to non-controlling interests	—	—	—	—	—	(107,073)	—	(107,073)
Capital distributions to and redemptions of non-controlling interests	—	10,804	—	—	10,804	(277,688)	—	(266,884)
Allocation from redeemable non-controlling interests	—	482	—	—	482	—	—	482
Balance at September 30, 2025	$35,119	$40,044,808	$273,264	$(20,315,418)	$20,037,773	$3,921,067	$3,361,645	$27,320,485

 See accompanying notes to condensed consolidated financial statements.

Blackstone Real Estate Income Trust, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,147,833)	$(3,122,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	530,115	502,074
Performance participation allocation	562,788	355,028
Impairment of investments in real estate	731,148	368,757
Depreciation and amortization	2,224,775	2,424,225
Net gain on dispositions of real estate	(1,221,919)	(933,186)
Loss on extinguishment of debt	19,723	54,060
Unrealized (gain) loss on financial instruments	(66,242)	651,637
(Income) loss from unconsolidated entities	(459,125)	887,816
Distributions of earnings from unconsolidated entities	441,025	290,346
Other items	160,366	152,660
Change in assets and liabilities:
Increase in other assets	(70,136)	(3,172)
(Decrease) increase in due to affiliates	(3,386)	4,651
Increase in other liabilities	65,868	88,995
Net cash provided by operating activities	1,767,167	1,721,607
Cash flows from investing activities:
Acquisitions of real estate	(10,275)	—
Capital improvements to real estate	(899,613)	(851,680)
Proceeds from dispositions of real estate	5,940,268	4,676,128
Pre-acquisition costs/deposits	(5,942)	—
Investment in unconsolidated entities	(486,316)	(642,229)
Dispositions of and return of capital from unconsolidated entities	215,296	151,411
Purchase of investments in real estate debt	(2,979,254)	(107,361)
Proceeds from sale/repayment of investments in real estate debt	2,603,020	869,525
Proceeds from repayments of real estate loans held by consolidated securitization vehicles	4,458,861	4,154,359
Collateral released (posted) under derivative contracts and other secured financings	12,346	(4,291)
Other investing activities	(192,413)	(171,530)
Net cash provided by investing activities	8,655,978	8,074,332
Cash flows from financing activities:
Borrowings under mortgage loans, secured term loans, and secured revolving credit facilities	18,905,465	5,971,159
Repayments of mortgage loans, secured term loans, and secured revolving credit facilities	(22,632,977)	(7,344,845)
Borrowings under secured financings of investments in real estate debt	2,210,790	307,542
Repayments of secured financings of investments in real estate debt	(2,277,010)	(673,086)
Borrowings under unsecured revolving credit facilities and term loans	1,105,000	3,920,000
Repayments of unsecured revolving credit facilities and term loans	(2,130,000)	(3,980,000)
Payment of deferred financing costs	(240,574)	(119,789)
Sales of senior obligations of consolidated securitization vehicles	43,977	8,679
Repayments of senior obligations of consolidated securitization vehicles	(3,983,761)	(3,712,022)
Proceeds from issuance of common stock	2,365,431	1,458,875
Subscriptions received in advance	154,801	122,929
Offering costs paid	(136,099)	(138,936)
Distributions	(844,623)	(862,566)
Repurchase of common stock	(3,046,961)	(4,891,636)
Repurchase of non-controlling interests held by the Adviser	(35,000)	—
Payment of withholding taxes upon delivery of equity based awards	(19,497)	(14,738)
Contributions from redeemable non-controlling interests	34,857	13,414
Distributions to and redemption of redeemable non-controlling interests	(21,063)	(3,224)
Redemption of affiliated service provider incentive compensation awards	(3,366)	(9,528)
Contributions from non-controlling interests	273,889	211,427
Distributions to and redemptions of non-controlling interests	(296,906)	(417,518)
Net cash used in financing activities	(10,573,627)	(10,153,863)
Net change in cash and cash equivalents and restricted cash	(150,482)	(357,924)
Cash, cash equivalents and restricted cash, beginning of period	2,345,039	2,776,894
Effects of foreign currency translation on cash, cash equivalents and restricted cash	621	4,424
Cash, cash equivalents and restricted cash, end of period	$2,195,178	$2,423,394
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,409,420	$1,640,838
Restricted cash	785,758	782,556
Total cash, cash equivalents and restricted cash	$2,195,178	$2,423,394

Non-cash investing and financing activities:
Accrued capital expenditures and acquisition related costs	$—	$31,071
Change in accrued stockholder servicing fee due to affiliate	18,511	269,814
Issuance of Class B BREIT OP units for payment of management fees	526,372	502,861
Issuance of Class B BREIT OP units for settlement of performance participation allocation	399,772	—
Redeemable non-controlling interest issued as settlement of performance participation allocation	—	134,787
Allocation to redeemable non-controlling interests	14,761	482
Distribution reinvestment	912,721	893,041
Conversion of BREIT OP units to Class I shares	1,278	—
Accrued repurchases	231,150	413,346
Investment in real estate risk retention securities	105,625	43,760
Receivable for proceeds from dispositions of real estate	8,069	—
Payable for unsettled purchases of investments in real estate debt	281,845	—
Insurance receivable for involuntary conversion	—	8,564
Mortgage loan and other liabilities assumed by purchaser in connection with real estate dispositions	115,410	—
Extinguishment of debt	41,998	—
Obligation to issue BREIT OP units for contribution to unconsolidated entity	55,047	—
Consolidation of securitization vehicles	991,100	—
Increases (decreases) in assets and (increases) decreases in liabilities resulting from change in control transactions:
Investments in real estate, net	(105,536)	(94)
Other assets	(176)	1,685
Mortgage loans, net	38,867	(7,824)
Other liabilities	3,900	4,473
Non-controlling interests attributable to consolidated subsidiaries	80,479	46,764

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
The Company registered an offering with the Securities and Exchange Commission (the “SEC”) of up to $60.0 billion in shares of common stock, consisting of up to $48.0 billion in any combination of Class I, Class S-2, Class D-2, and Class T-2 shares in its primary offering and up to $12.0 billion in any combination of Class I, Class S, Class S-2, Class D, Class D-2, Class T and Class T-2 shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in September 2025 (the “Current Offering”). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Class S, D, and T shares of the Company's common stock are only available to existing holders of such classes pursuant to the Company’s distribution reinvestment plan. In addition to the Current Offering, the Company is conducting private offerings of Class I, Class C and Class F shares to certain investment vehicles (including feeder vehicles or other investment funds) that hold the Company’s shares and other assets, which in turn sell interests in themselves to other investors as described in the Company’s prospectus. Further, the Company is conducting private offerings of Class I, Class S-2, Class D-2, Class T-2, Class L, and Class L-2 shares to certain accredited investors through certain participating broker dealers. All such private offerings are or will be, as applicable, exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Regulation D or Regulation S promulgated thereunder. The Company intends to continue selling shares in the Current Offering and private offerings on a monthly basis.
As of September 30, 2026, the Company owned, in whole or in part, 4,493 properties and 62,176 single family rental homes. The Company currently operates in eight reportable segments: Rental Housing, Industrial, Data Centers, Net Lease, Office, Hospitality, Retail, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and the Company’s unconsolidated investment in a Net Lease platform. Financial results by segment are reported in Note 16 — Segment Reporting.
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
In November 2025, the Company, through BREIT OP, commenced a program (the “DST Program”) to issue and sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) through private offerings. These private offerings are exempt from registration under the Securities Act. As of September 30, 2026, $265.2 million in net offering proceeds were raised through the DST Program, which are included in Non-controlling Interests Attributable to Consolidated Subsidiaries on the Condensed Consolidated Balance Sheets.
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
As of September 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs, excluding BREIT OP, were $30.0 billion and $21.2 billion, respectively, compared to $36.1 billion and $26.3 billion, respectively, as of December 31, 2025. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt are reported at fair value. As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as corporate bonds, term loans, mezzanine loans, and other investments in debt issued by real estate-related companies or secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third party pricing service providers whenever available.
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
The Company’s derivative financial instruments are reported at fair value and consist of foreign currency, interest rate, and credit contracts. The Company determines the fair values of its foreign currency, interest rate and credit contracts utilizing third party derivative specialists. The fair values for foreign currency and interest rate contracts were based on contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads (Level 2 inputs). The fair value of the Company’s credit derivative is estimated using a valuation model that incorporates probability of default, loss given default and discount rate. Because certain inputs significant to the fair value measurement are unobservable, the credit derivative is classified within Level 3 of the fair value hierarchy.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt, at fair value(1)	$—	$3,819,725	$560,639	$4,380,364	$—	$3,282,457	$754,693	$4,037,150
Real estate loans held by consolidated securitization vehicles, at fair value	—	3,289,893	—	3,289,893	—	6,975,460	—	6,975,460
Investments in unconsolidated entities	—	—	3,724,022	3,724,022	—	—	3,843,300	3,843,300
Interest rate and foreign currency hedging derivatives(2)	—	1,147,760	—	1,147,760	—	960,328	—	960,328
Total	$—	$8,257,378	$4,284,661	$12,542,039	$—	$11,218,245	$4,597,993	$15,816,238

Liabilities:
Senior obligations of consolidated securitization vehicles, at fair value	$—	$2,808,028	$—	$2,808,028	$—	$6,284,112	$—	$6,284,112
Interest rate and foreign currency hedging derivatives(3)	—	14,082	—	14,082	—	24,274	—	24,274
Total	$—	$2,822,110	$—	$2,822,110	$—	$6,308,386	$—	$6,308,386
(1)Excludes $80.0 million and $96.6 million of investments measured at fair value using net asset value as a practical expedient that are not classified in the fair value hierarchy, as of September 30, 2026 and December 31, 2025, respectively.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt, at Fair Value	Investments in Unconsolidated Entities	Total
Balance as of December 31, 2025	$754,693	$3,843,300	$4,597,993
Purchases and contributions	20,000	412	20,412
Sales and repayments	(217,657)	—	(217,657)
Distributions received	—	(174,736)	(174,736)
Included in net income (loss)
Income from unconsolidated entities measured at fair value	—	55,046	55,046
Realized gain	303	—	303
Unrealized gain	3,300	—	3,300
Balance as of September 30, 2026	$560,639	$3,724,022	$4,284,661
The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$540,639	Yield method	Market yield	8.9%	Decrease
Investments in real estate debt	$20,000	Cost(1)	N/A	N/A	N/A
Investments in unconsolidated entities	$3,724,022	Discounted cash flow	Weighted average cost of capital	8.6%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in real estate debt	$754,693	Yield method	Market yield	9.0%	Decrease
Investments in unconsolidated entities	$3,843,300	Discounted cash flow	Weighted average cost of capital	9.0%	Decrease
			Exit capitalization rate	5.5%	Decrease
(1) During September 2026, the Company made an investment in a credit contract, which is reflected at its initial investment value as of September 30, 2026. The Company did not utilize any quantitative inputs and assumptions in valuing this investment as the Company believes that the transaction price provides the most observable indication of fair value given the timing of the investment and lack of significant changes in market conditions.

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
During the three months ended September 30, 2026, the Company recognized $453.7 million of impairment charges related to held and used real estate investments, which were the result of updates to the undiscounted cash flow assumptions. The cumulative fair value of such real estate investments at the time of impairment was $519.3 million, and was estimated utilizing a discounted cash flow method. The significant unobservable inputs utilized in the analysis were the discount rate (Level 3), which ranged from 7.0% to 9.0%, and the exit capitalization rate (Level 3), which ranged from 5.0% to 7.5%.
Additionally, during the three months ended September 30, 2026, the Company recognized $43.0 million of impairment charges related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs. The fair value, less estimated costs to sell, of such real estate investments at the time of impairment was $273.7 million as of September 30, 2026. The significant input utilized in the analysis was the purchase price, which is considered a Level 2 input. Refer to Note 3 for additional details of the impairments.
Valuation of liabilities not measured at fair value
As of both September 30, 2026 and December 31, 2025, the fair value of the Company’s mortgage loans, secured term loans, secured revolving credit facilities, secured financings on investments in real estate debt, and unsecured revolving credit facilities was $0.5 billion below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using its equity discount rate. Additionally, current market rates and conditions are considered by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to perform these valuations. The significant inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
The restricted stock grants of Class I shares held by our directors and incentive compensation awards of Class I shares to certain employees of portfolio company service providers and certain employees of indirect, wholly-owned subsidiaries of BREIT are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants and incentive compensation awards on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants and incentive compensation awards based on dividends declared and the restricted stocks’ and incentive compensation awards' participation rights in undistributed earnings. As of September 30, 2026 and 2025, the effects of using the two-class method for these restricted stock grants and incentive compensation awards were not material to the Company's condensed consolidated financial statements.

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
Refer to Note 10 for additional information on the awards issued to certain employees of portfolio companies owned by Blackstone-advised investment vehicles. The following table details the incentive compensation awards issued to certain employees of April Housing and ACC ($ in thousands):

	December 31, 2025	For the Nine Months Ended September 30, 2026			September 30, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$1,369	$—	$—	$(1,035)	$334	0.3 year
2024	4,727	—	(175)	(2,136)	2,416	1.1 years
2025	9,347	—	(516)	(3,208)	5,623	1.8 years
2026	—	18,014	(63)	(4,480)	13,471	2.6 years
Total	$15,443	$18,014	$(754)	$(10,859)	$21,844
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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity’s risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company did not early adopt ASU 2025-09 and is still evaluating the impact on its condensed consolidated financial statements.

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

3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$63,650,621	$67,814,096
Land and land improvements	13,464,058	15,171,113
Furniture, fixtures and equipment	2,422,750	2,409,651
Right of use asset - operating leases(1)	1,039,403	1,039,403
Right of use asset - financing leases(1)	72,862	72,862
Total	80,649,694	86,507,125
Accumulated depreciation and amortization	(13,682,946)	(12,573,252)
Investments in real estate, net	$66,966,748	$73,933,873
(1)Refer to Note 15 for additional details on the Company’s leases.

Acquisitions

During the nine months ended September 30, 2026, the Company acquired two rental housing land parcels for a total purchase price of $10.3 million, which was allocated to land and land improvements. There were no acquisitions during the nine months ended September 30, 2025.
Dispositions
The following tables detail the dispositions during the periods set forth below ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	65	$1,738,842	$278,986	111	$3,551,966	$491,426
Industrial properties	9	175,821	87,101	71	1,523,737	538,803
Office properties	1	49,836	—	3	88,892	792
Self Storage properties	—	—	—	79	852,277	177,305
Retail properties	—	—	—	1	34,390	13,593
Total	75	$1,964,499	$366,087	265	$6,051,262	$1,221,919

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
Segments	Number of Properties	Net Proceeds	Net Gain(1)	Number of Properties	Net Proceeds	Net Gain(1)
Rental Housing properties(2)	24	$1,132,691	$157,680	61	$3,179,985	$402,001
Industrial properties	17	553,281	171,642	67	1,392,053	520,584
Retail properties	1	30,245	3,207	4	74,708	9,295
Hospitality properties	3	20,170	354	4	38,650	1,306
Total	45	$1,736,387	$332,883	136	$4,685,396	$933,186
(1)For the three months ended September 30, 2026, net gain includes gains of $387.1 million and losses of $21.0 million. For the nine months ended September 30, 2026, net gain includes gains of $1.3 billion and losses of $0.1 billion. For the three months ended September 30, 2025, net gain includes gains of $354.2 million and losses of $21.3 million. For the nine months ended September 30, 2025, net gain includes gains of $979.6 million and losses of $46.4 million.
(2)The number of properties excludes single family rental homes sold.

For the three and nine months ended September 30, 2026, the Company disposed of eight and 50 properties, respectively, alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $137.3 million and $1.0 billion, respectively. For the three and nine months ended September 30, 2025, the Company disposed of nine and 13 properties, respectively, alongside other Blackstone-advised investment vehicles for a total sale price attributable to BREIT of $125.7 million and $203.7 million, respectively. These transactions were conducted as either single or joint transactions alongside other Blackstone-advised investment vehicles and the terms for the Company and the other Blackstone-advised investment vehicles were substantially similar and the prices of each property were negotiated with a third-party buyer. A portion of these dispositions were structured as combined portfolio transactions where the Company and one or more other Blackstone advised investment vehicles were disposing of like-kind assets to a single buyer.
Properties Held-for-Sale
As of September 30, 2026, eight properties in the rental housing segment, one property in the industrial segment and various single family rental homes were classified as held-for-sale. The held-for-sale assets and related liabilities are included as components of Other Assets and Other Liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
The following table details the assets and liabilities of the Company’s properties classified as held-for-sale ($ in thousands):

Assets:	September 30, 2026
Investments in real estate, net	$740,740
Other assets	2,035
Total assets	$742,775

Liabilities:
Mortgage loans, net	$390,470
Other liabilities	13,218
Total liabilities	$403,688
Impairment
During the three months ended September 30, 2026, the Company recognized an aggregate $496.7 million of impairment charges including (i) $453.7 million related to held and used real estate investments consisting of 13 rental housing properties, one office property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, and (ii) $43.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

During the nine months ended September 30, 2026, the Company recognized an aggregate $731.1 million of impairment charges including (i) $621.9 million related to held and used real estate investments consisting of 22 rental housing properties, five hospitality properties, one office property, and various single family rental homes as a result of updates to the undiscounted cash flow assumptions, primarily a shorter hold period, and (ii) $109.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
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
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2026
Investments in Unconsolidated Entities	Segment	Number of Investments	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at historical cost:
QTS Data Centers(1)	Data Centers	1	141	35.7%	$1,499,352
Rental Housing investments(2)	Rental Housing	8	4	12.2% - 44.2%	664,367
Industrial investments(3)	Industrial	3	55	10.1% - 22.4%	235,458
Hospitality investment	Hospitality	1	195	30.0%	175,192
Retail investments	Retail	2	8	50.0%	88,320
Net Lease investment(4)	Net Lease	1	347	25.0%	73,092
Total unconsolidated entities carried at historical cost		16	750		2,735,781
Unconsolidated entities carried at fair value:
Industrial investments(5)	Industrial	11	2,084	12.4% - 85.0%	2,972,440
Office investment	Office	1	1	49.0%	443,042
Rental Housing investment(6)	Rental Housing	1	11	11.6%	308,540
Total unconsolidated entities carried at fair value		13	2,096		3,724,022
Total		29	2,846		$6,459,803
(1)Represents the Company’s investment in QTS Data Centers through a joint venture formed by the Company and certain Blackstone-advised investment vehicles.
(2)The number of properties excludes 8,980 single family rental homes related to four joint ventures.
(3)Consists of $235.5 million from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(4)Consists of $73.1 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle.
(5)Includes $2.4 billion from investments in three joint ventures formed by the Company and certain Blackstone-advised investment vehicles.
(6)Consists of $308.5 million from an investment in a joint venture formed by the Company and another Blackstone-advised investment vehicle. The number of properties excludes 40,447 single family rental homes.

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

The following tables detail the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2026	2025
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$447,484	$(87,322)
Retail investments	Retail	626	(393)
Net Lease investment	Net Lease	445	(123)
Industrial investments	Industrial	(695)	(1,585)
Hospitality investment	Hospitality	(1,974)	(2,643)
Rental Housing investments	Rental Housing	(10,470)	(11,875)
Total unconsolidated entities carried at historical cost		435,416	(103,941)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	35,830	(53,364)
Office investment	Office	5,399	8,629
Rental Housing investment	Rental Housing	(1,030)	(1,116)
Total unconsolidated entities carried at fair value		40,199	(45,851)
Total		$475,615	$(149,792)

		Nine Months Ended September 30,
BREIT Income (Loss) from Unconsolidated Entities	Segment	2026	2025
Unconsolidated entities carried at historical cost:
QTS Data Centers	Data Centers	$444,937	$(1,010,702)
Retail investments	Retail	1,839	(2,947)
Net Lease investment	Net Lease	662	(520)
Industrial investments	Industrial	(4,179)	(7,097)
Hospitality investment	Hospitality	(6,098)	(7,709)
Rental Housing investments	Rental Housing	(33,082)	(37,076)
Total unconsolidated entities carried at historical cost		404,079	(1,066,051)
Unconsolidated entities carried at fair value:
Industrial investments	Industrial	39,598	165,073
Office investment	Office	19,478	16,519
Rental Housing investment	Rental Housing	(4,030)	(3,357)
Total unconsolidated entities carried at fair value		55,046	178,235
Total		$459,125	$(887,816)

5. Investments in Real Estate Debt, at Fair Value
The following tables detail the Company’s investments in real estate debt ($ in thousands):

	September 30, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.5%	9/11/2040	$3,231,951	$3,222,422	$3,050,799
RMBS	6.0%	1/20/2064	237,981	235,323	215,118
Corporate bonds	+2.6%	8/15/2032	488,973	482,571	476,404
Total real estate securities	6.9%	1/4/2041	3,958,905	3,940,316	3,742,321
Commercial real estate loans	+4.7%	3/14/2028	617,876	611,669	618,043
Other investments(5)(6)	N/A	N/A	97,432	97,432	99,974
Total investments in real estate debt	7.1%	1/28/2036	$4,674,213	$4,649,417	$4,460,338

	December 31, 2025
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+4.4%	1/10/2033	$3,301,112	$3,294,039	$3,113,235
RMBS	4.2%	10/9/2058	94,799	92,483	76,668
Corporate bonds	4.9%	6/9/2028	54,674	54,003	53,101
Total real estate securities	7.8%	7/23/2033	3,450,585	3,440,525	3,243,004
Commercial real estate loans	+4.6%	12/18/2027	795,157	782,348	794,147
Other investments(5)	N/A	N/A	88,847	88,847	96,619
Total investments in real estate debt	7.8%	5/12/2029	$4,334,589	$4,311,720	$4,133,770

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
(4)Face amount excludes interest-only securities with a notional amount of $44.5 million and $133.2 million as of September 30, 2026 and December 31, 2025, respectively.
(5)Includes an interest in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt. The weighted average coupon and weighted average maturity date exclude the Company's unconsolidated joint venture investment.
(6)Includes the Company's investment in a credit contract. See Note 13 to the condensed consolidated financial statements for additional details on the Company's investment in a credit contract. The weighted average coupon and weighted average maturity date exclude the Company's investment in a credit contract.

The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	September 30, 2026			December 31, 2025
Collateral(1)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Rental Housing(2)	$1,496,340	$1,478,417	33%	$1,377,438	$1,374,338	33%
Industrial	1,246,503	1,246,139	28%	1,580,056	1,571,783	38%
Diversified	508,876	507,556	11%	29,054	28,073	1%
Net Lease	489,748	487,884	11%	884,434	885,742	21%
Data Centers	296,040	294,919	7%	—	—	—%
Office	343,068	188,519	4%	349,362	192,799	5%
Hospitality	86,536	75,462	2%	67,048	56,730	1%
Other	182,306	181,442	4%	24,328	24,305	1%
Total	$4,649,417	$4,460,338	100%	$4,311,720	$4,133,770	100%
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
The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	September 30, 2026			December 31, 2025
Credit Rating(1)(2)	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$483,507	$483,205	10%	$—	$—	—%
AA	43,134	40,486	1%	—	—	—%
A	69,586	67,938	2%	12,680	10,291	—%
BBB	691,253	676,792	15%	796,356	788,455	19%
BB	991,461	975,046	22%	441,897	427,294	11%
B	857,745	830,827	19%	477,644	451,880	11%
CCC and below	128,675	41,056	1%	130,844	41,955	1%
Private commercial real estate loans	611,669	618,043	14%	782,348	794,147	19%
Not rated(3)	772,387	726,945	16%	1,669,951	1,619,748	39%
Total	$4,649,417	$4,460,338	100%	$4,311,720	$4,133,770	100%
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
(3)As of September 30, 2026, not rated positions have a weighted-average LTV at origination of 67%, and are primarily composed of industrial (56%) and rental housing (32%) assets.

The following table details the Company’s income from investments in real estate debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$76,310	$106,881	$229,164	$339,758
Unrealized (loss) gain	(12,300)	37,331	(3,633)	119,164
Realized loss	(4,575)	(2,607)	(6,134)	(17,326)
Total	59,435	141,605	219,397	441,596
Net realized and unrealized gain (loss) on derivatives	288	1,124	1,942	(10,158)
Net realized and unrealized gain (loss) on secured financings of investments in real estate debt	409	375	77	(17,310)
Other expense	(34)	(708)	(875)	(5,200)
Total income from investments in real estate debt	$60,098	$142,396	$220,541	$408,928

The Company’s investments in real estate debt included certain CMBS and loans collateralized by properties owned by other Blackstone-advised investment vehicles. The following table details the Company’s investments in such real estate debt ($ in thousands):

	Fair Value		Income
			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
CMBS	$349,001	$484,935	$2,786	$19,408	$19,691	$59,184
Commercial real estate loans	269,346	282,937	5,311	6,079	13,485	32,781
Total	$618,347	$767,872	$8,097	$25,487	$33,176	$91,965
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
As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate debt also included $1.9 billion and $1.6 billion, respectively, of CMBS collateralized, in part, by certain of the Company’s mortgage loans. During the three and nine months ended September 30, 2026, the Company recognized $32.5 million and $69.4 million of income, respectively, related to CMBS collateralized, in part, by certain of the Company's mortgage loans. During the three and nine months ended September 30, 2025, the Company recognized $41.7 million and $118.1 million of income, respectively, related to such CMBS collateralized, in part, by certain of the Company's mortgage loans.

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
The following tables detail the real estate loans held by the consolidated securitization vehicles and the related senior obligations of consolidated securitization vehicles ($ in thousands):

	September 30, 2026
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	74	$3,306,487	$3,289,893	5.3%	2/8/2028
Senior obligations of consolidated securitization vehicles	7	2,820,171	2,808,028	5.0%	2/11/2028
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	7	$486,316	$481,865	7.3%	1/17/2028

	December 31, 2025
	Count	Principal Value	Fair Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Real estate loans held by consolidated securitization vehicles	89	$6,476,456	$6,975,460	6.2%	2/21/2027
Senior obligations of consolidated securitization vehicles	11	5,769,088	6,284,112	6.0%	3/3/2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	11	$707,368	$691,348	8.0%	12/6/2026

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

7. Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities, Net
The following table details the mortgage loans, secured term loans, and secured revolving credit facilities secured by the Company’s real estate ($ in thousands):

	September 30, 2026			Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)(3)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages(4)	4.1%	6/11/2031	N/A	$18,077,097	$20,763,325
Variable rate loans:
Variable rate mortgages and secured term loans	+2.0%	6/25/2030	N/A	30,444,090	30,964,083
Variable rate secured revolving credit facilities	+1.9%	7/15/2030	$3,158,855	2,747,456	2,666,334
Variable rate warehouse facilities(5)	+1.3%	10/25/2028	$1,262,500	788,554	1,580,141
Total variable rate loans	+2.0%	6/12/2030		33,980,100	35,210,558
Total loans secured by real estate	5.2%	10/17/2030		52,057,197	55,973,883
(Discount) premium on assumed debt, net				(73,603)	(78,845)
Deferred financing costs, net				(403,781)	(354,277)
Mortgage loans, secured term loans, and secured revolving credit facilities, net				$51,579,813	$55,540,761
(1)“+” means that the figure represents a spread over the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan. As of September 30, 2026, the Company had outstanding interest rate swaps with an aggregate notional balance of $26.2 billion and interest rate caps with an aggregate notional balance of $19.7 billion that mitigate its exposure to potential future interest rate increases under its floating-rate debt. Total weighted average interest rate does not include the impact of derivatives.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)Includes $138.8 million and $201.9 million of loans related to investments in affordable housing properties as of September 30, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
(5)Additional borrowings under the Company’s variable rate warehouse facilities require additional collateral, which are subject to lender approval.

The following table details the future principal payments due under the Company’s mortgage loans, secured term loans, and secured revolving credit facilities as of September 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$2,999,851
2027	5,338,338
2028	2,751,537
2029	11,138,236
2030	4,758,616
2031	15,902,153
Thereafter	9,168,466
Total	$52,057,197

The Company repaid certain of its loans in connection with the sale or refinancing of the underlying properties, resulting in a realized net gain of $17.6 million and realized net loss of $19.7 million on extinguishment of debt, respectively, during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized a gain of $42.0 million primarily attributable to the extinguishment of debt in connection with the sale of an office property and the related settlement of the associated loan obligation. The Company incurred a realized net loss on extinguishment of debt of $17.2 million and $54.1 million for the three and nine months ended September 30, 2025, respectively. Realized losses across all periods primarily related to the acceleration of related deferred financing costs, prepayment penalties, and transaction costs.

The Company is subject to various financial and operational covenants under certain of its mortgage loans, secured term loans, and secured revolving credit facilities. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.
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
As of September 30, 2026 and December 31, 2025, the Company’s secured financings of investments in real estate debt was $2.9 billion and $2.9 billion, respectively. As of September 30, 2026, the secured financings had a weighted average maturity date of July 30, 2027, and a weighted average interest rate of 1.0% over the relevant floating benchmark rates of the applicable financings, primarily SOFR and similar indices for non-USD facilities.
As of September 30, 2026 and December 31, 2025, the Company had interest rate swaps outstanding with a notional value of $0.8 billion and $0.3 billion, respectively, that effectively convert a portion of its fixed rate investments in real estate debt to floating rates to mitigate its exposure to potential future interest rate increases under its floating-rate debt. The weighted average interest rate does not include the impact of such interest rate swaps or other derivatives.
9. Unsecured Revolving Credit Facilities and Term Loans
The Company is party to unsecured credit facilities with multiple banks. The credit facilities have a weighted average maturity date of September 25, 2028, which assumes the exercise of a one-year extension option at the Company's sole discretion, and an interest rate of SOFR +2.5%. As of September 30, 2026 and December 31, 2025, the maximum capacity of the credit facilities was $7.1 billion and $6.2 billion, respectively. As of September 30, 2026, there was no outstanding balance under these unsecured credit facilities. As of December 31, 2025, the aggregate outstanding balance of borrowings under these unsecured credit facilities was $1.2 billion.
The Company is party to unsecured term loans with multiple banks. The term loans have a weighted average maturity date of February 21, 2029 and an interest rate of SOFR +2.5%. As of September 30, 2026 and December 31, 2025, the aggregate outstanding balance of the unsecured term loans was $1.4 billion and $1.3 billion, respectively.
The Company is party to an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $75.0 million with an affiliate of Blackstone (the “Affiliate Lender”). The Line of Credit expires on December 15, 2026, and may be extended for up to 12 months, subject to Affiliate Lender approval. The interest rate is equivalent to the then-current rate offered to the Company by a third party lender, or, if no such rate is available, SOFR +2.5%. Each advance under the Line of Credit is repayable on the earliest of (i) the expiration of the Line of Credit, (ii) Affiliate Lender’s demand, and (iii) the date on which the Adviser no longer acts as the Company’s external manager, provided that the Company will have 180 days to make such repayment in the cases of clauses (i) and (ii) and 45 days to make such repayment in the case of clause (iii). As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Line of Credit.

10. Related Party and Other Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$623,313	$724,771
Performance participation allocation	163,016	—
Accrued management fee	60,562	56,818
Accrued DST liabilities	1,811	44
Other	6,645	10,108
Total	$855,347	$791,741
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

During the three and nine months ended September 30, 2026, the Company’s total return exceeded the current period hurdle amount, resulting in $163.0 million and $562.8 million, respectively, of Performance Participation Allocation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company’s total return exceeded the current period hurdle amount, resulting in $124.0 million and $355.0 million, respectively, of performance participation allocation expense.
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
During the nine months ended September 30, 2026, the Company issued 27.7 million units of BREIT OP to the Special Limited Partner as payment for the $399.8 million of net performance participation allocation previously accrued. The remaining $163.0 million of the performance participation allocation expense relating to the nine month period ended September 30, 2026 is recorded as a liability within Due to Affiliates on the Condensed Consolidated Balance Sheets. Subsequent to September 30, 2026, the Company issued 11.1 million units of BREIT OP to the Special Limited Partner as payment for the remaining $163.0 million of performance participation allocation.
Blackstone did not submit any repurchase requests for shares or units previously issued as payment for the performance participation allocation during the three and nine months ended September 30, 2026 and 2025.
As of November 6, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $6.0 billion. In addition, Blackstone employees, including the Company’s executive officers, owned shares of the Company and units of BREIT OP valued at an aggregate $1.4 billion.
Accrued Management Fee
The Adviser is entitled to an annual management fee equal to (i) 1.25% of the NAV of the Company attributable to Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C shares, corresponding BREIT OP units and Class B units, (ii) 1.0% of the NAV of the Company attributable to Class L shares and Class L units, and (iii) 0.85% of the NAV of the Company attributable to Class L-2 shares and Class L-2 units, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash, certain classes of shares of the Company’s common stock, or certain classes of BREIT OP units. To date, the Adviser has always elected to be paid the management fee in shares of the Company’s common stock and units of BREIT OP, resulting in a non-cash expense. During the three and nine months ended September 30, 2026, the Company incurred management fees of $181.3 million and $530.1 million, respectively. During the three and nine months ended September 30, 2025, the Company incurred management fees of $166.8 million and $502.1 million, respectively.
During the three and nine months ended September 30, 2026, the Company issued BREIT OP units of 12.3 million and 36.6 million, respectively, to the Adviser as payment for management fees. The Company also had a payable of $60.6 million and $56.8 million related to the management fees as of September 30, 2026 and December 31, 2025, respectively. During October 2026, the Company issued 4.1 million units of BREIT OP to the Adviser as payment for the management fees accrued as of September 30, 2026. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned. During the three and nine months ended September 30, 2026, the Adviser submitted 2.4 million of Class B BREIT OP units previously issued for management fees for repurchase, resulting in a total repurchase of $35.0 million. The Adviser did not submit any repurchase requests for shares or units previously issued as payment for management fees during the three and nine months ended September 30, 2025.

Accrued DST Liabilities
The Adviser provides asset management services to the DSTs and is entitled to an asset management fee equal to 1.0% of the gross rents received by the DSTs under their respective master lease agreements. During the three and nine months ended September 30, 2026, the Company incurred asset management fees of $46 thousand and $98 thousand, respectively, which are included in Other Expense on the Company's Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, no asset management fees were incurred.
The Dealer Manager is entitled to receive an investor servicing fee from the DST Investors equal to up to 0.85% per annum of the aggregate net asset value of the DST Properties underlying certain DST Interests in the applicable DST Offering. The Company accrues the future investor servicing fee payable to the Dealer Manager based on the estimated life of the DST Interests at the time such DST Interests are sold. As of September 30, 2026 and December 31, 2025, the Company had accrued $1.7 million and $15 thousand, respectively, of investor servicing fees related to DST Interests sold and recorded such amount as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
The Dealer Manager is also entitled to receive an upfront selling commission on gross proceeds paid for DST Interests, in accordance with the applicable DST offering agreements. For the nine months ended September 30, 2026, the Company recorded $867 thousand of upfront selling commissions. The upfront selling commissions are included as a reduction to offering proceeds in Contributions from Non-controlling Interests Attributable to Consolidated Subsidiaries on the Company’s Condensed Consolidated Statements of Changes in Equity. As of September 30, 2026 and December 31, 2025, $49 thousand and $15 thousand, respectively, was outstanding and included as a component of Due to Affiliates on the Company’s Condensed Consolidated Balance Sheets. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
Other
As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance due to the Adviser of $6.6 million and $10.2 million, respectively, and is included within the Other line of the Due to Affiliates table above. The outstanding balance due to the Adviser is primarily related to general corporate expenses provided by unaffiliated third parties that the Adviser paid on the Company's behalf. Such expenses are reimbursed by the Company to the Adviser in the ordinary course of business.
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
During the three and nine months ended September 30, 2026, the Company paid LNLS $20.9 million and $44.0 million, respectively, for title services related to certain investments. Amounts paid to LNLS were either (i) included in calculating Net Gain on Dispositions of Real Estate on the Condensed Consolidated Statements of Operations, or (ii) recorded as deferred financing costs, which is a reduction to Mortgage Loans, Secured Term Loans, and Secured Revolving Credit Facilities, Net on the Condensed Consolidated Balance Sheets.
Captive Insurance Company
During the three months ended September 30, 2026, the Company contributed $62.5 million to the captive insurance company owned by it and other Blackstone-advised investment vehicles (the "Captive") representing annual insurance premiums for certain properties. Of this amount, $1.2 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive.

During the nine months ended September 30, 2026, the Company contributed $62.2 million to the Captive representing annual insurance premiums for certain properties. The $62.2 million net contribution includes a net refund of $0.3 million on insurance premiums previously paid to the Captive. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions. Included in the $62.2 million contributed is $1.2 million attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive.
During the three months ended September 30, 2025, the Company contributed $93.6 million to the Captive representing annual insurance premiums for certain properties. Of this amount, $1.8 million was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive.
During the nine months ended September 30, 2025, the Company contributed $93.2 million to the Captive representing annual insurance premiums for certain properties. The $93.2 million net contribution includes a net refund of $0.4 million on insurance premiums previously paid to the Captive. The net refund was attributable to dispositions of real estate and represented the pro-rata unused period of the annual premiums incurred to insure such dispositions. Included in the $93.2 million contributed is $1.8 million attributable to the fee paid to a Blackstone affiliate to provide oversight and management services of the Captive.
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
The expenses related to these providers, including incentive compensation awards, are included as a component of Rental Property Operating expense, Hospitality Operating expense and Other expense, as applicable, in the Company’s Condensed Consolidated Statements of Operations. Transaction support service fees were capitalized to Investments in Real Estate on the Company’s Condensed Consolidated Balance Sheets. Neither Blackstone nor the Adviser receives any fees from these arrangements.

The following tables detail the amounts incurred for portfolio companies owned by Blackstone-advised investment vehicles ($ in thousands):

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Link Logistics Real Estate LLC	$31,665	$33,657	$6,327	$3,326	$2,671	$3,507
TAH Operations LLC(1)	21,964	25,643	597	1,042	1,584	3
LivCor, LLC	14,156	4,613	2,723	2,838	987	1,728
Perform Properties LLC	9,784	8,860	583	(141)	638	528
Revantage(2)	7,865	5,766	2,586	3,069	—	—
Apartment Income REIT, L.P.	9,044	402	1,154	—	448	—
BRE Hotels and Resorts LLC	1,935	1,976	95	307	—	66
BPP MFNY Employer LLC	685	657	346	(87)	—	—
Longview Senior Housing, LLC	50	269	—	—	—	—
Brio Real Estate, LLC	27	—	—	—	—	—
	$97,175	$81,843	$14,411	$10,354	$6,328	$5,832

	Service Provider Expenses		Amortization of Service Provider Incentive Compensation Awards		Capitalized Transaction Support Services
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Link Logistics Real Estate LLC	$91,529	$92,706	$19,323	$16,121	$10,269	$12,409
TAH Operations LLC(1)	66,905	64,665	2,195	3,125	3,663	3
LivCor, LLC	50,774	59,069	10,989	12,815	3,943	5,137
Perform Properties LLC	25,355	24,540	1,282	109	2,937	1,072
Revantage(2)	24,998	22,200	9,214	7,956	—	15
Apartment Income REIT, L.P.	18,411	979	1,738	—	1,428	20
BRE Hotels and Resorts LLC	6,158	8,325	163	980	—	91
BPP MFNY Employer LLC	1,750	2,351	882	514	—	—
Longview Senior Housing, LLC	682	871	—	—	—	—
Brio Real Estate, LLC	29	—	—	—	—	—
	$286,591	$275,706	$45,786	$41,620	$22,240	$18,747
(1)TAH Operations LLC began providing services to the Company on February 1, 2025.
(2)Includes Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.
As of September 30, 2026 and December 31, 2025, $32.0 million and $39.5 million, respectively, of service provider expenses were accrued and are included within Other Liabilities.
The Company issues incentive compensation awards to certain employees of portfolio company service providers. None of Blackstone, the Adviser, or the portfolio company service providers owned by Blackstone-advised investment vehicles receive any incentive compensation from the aforementioned arrangements.
The following table details the incentive compensation awards ($ in thousands):

	December 31, 2025	For the Nine Months Ended September 30, 2026			September 30, 2026
Plan Year	Unrecognized Compensation Cost	Value of Awards Issued	Forfeiture of Unvested Awards	Amortization of Compensation Cost	Unrecognized Compensation Cost	Remaining Amortization Period
2023	$4,833	$—	$(1,521)	$(1,549)	$1,763	0.3 year
2024	19,155	—	(2,447)	(6,970)	9,738	1.1 years
2025	53,940	—	(2,890)	(18,542)	32,508	1.9 years
2026	—	74,925	—	(18,725)	56,200	2.6 years
Total	$77,928	$74,925	$(6,858)	$(45,786)	$100,209

For the three and nine months ended September 30, 2026, certain portfolio companies owned by the Company earned revenue of $3.3 million and $10.0 million, respectively, from certain other Blackstone-advised investment vehicles in relation to management services and corporate support services. For the three and nine months ended September 30, 2025, certain portfolio companies owned by the Company earned revenue of $3.2 million and $5.5 million, respectively, from certain other Blackstone-advised investment vehicles in relation to corporate service fees and property management services.
As of September 30, 2026 and December 31, 2025, the Company had a receivable of $50.9 million and $50.9 million, respectively, from certain portfolio companies owned by Blackstone-advised investment vehicles related to the prepayment of certain corporate service fees and incentive compensation awards. Such amounts are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.
In March 2026, the Company entered into an agreement with another Blackstone-advised investment vehicle to fund its pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company that provides services to the Company, and the Company's participation reflects its share of the associated costs based on services rendered. As of September 30, 2026, the Company’s maximum potential obligation under the arrangement was $8.2 million. No events through the date of these condensed consolidated financial statements required performance under the guaranty, and no liability was recorded as of September 30, 2026.

11. Other Assets and Other Liabilities
The following table details the components of Other Assets ($ in thousands):

	September 30, 2026	December 31, 2025
Interest rate and foreign currency hedging derivatives	$1,147,760	$960,328
Straight-line rent receivable	1,049,045	934,741
Held-for-sale assets	742,775	700,831
Securities held in trust	594,049	392,142
Intangible assets, net	550,553	662,789
Real estate risk retention securities	450,104	344,479
Receivables, net	416,712	448,551
Prepaid expenses	181,220	169,976
Deferred leasing costs, net	174,763	163,285
Deferred financing costs, net	86,234	83,345
Receivable from service providers(1)	50,935	50,935
Other	119,692	159,597
Total	$5,563,842	$5,070,999
The following table details the components of Other Liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Right of use lease liability - operating leases	$606,532	$606,302
Financing of affordable housing development	589,032	388,282
Liabilities related to held-for-sale assets	403,688	509,025
Accounts payable and accrued expenses	389,387	366,400
Real estate taxes payable	360,789	267,891
Accrued interest expense	287,843	290,807
Payable for unsettled investments in real estate debt	281,845	—
Stock repurchases payable	231,150	374,933
Subscriptions received in advance	209,848	142,397
Distribution payable	206,057	200,415
Prepaid rental income	196,179	218,058
Tenant security deposits	180,647	187,290
Intangible liabilities, net	99,740	126,182
Right of use lease liability - financing leases	81,557	80,683
Accrued service provider expenses(2)	32,041	39,458
Interest rate and foreign currency hedging derivatives	14,082	24,274
Other	81,401	122,139
Total	$4,251,818	$3,944,536
(1)Refer to the other transactions section of Note 10 for additional information.
(2)Refer to the accrued service provider expenses and incentive compensation awards section of Note 10 for additional information.

12. Intangibles
The following tables detail the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities ($ in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$958,455	$(716,691)	$241,764
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	44,694	(34,551)	10,143
Other intangibles	395,042	(190,478)	204,564
Total intangible assets	$1,492,273	$(941,720)	$550,553

Intangible liabilities
Below-market lease intangibles	310,985	(211,245)	99,740
Total intangible liabilities	$310,985	$(211,245)	$99,740

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets/Liabilities, net
Intangible assets
In-place lease intangibles	$1,027,067	$(720,761)	$306,306
Indefinite life intangibles	94,082	—	94,082
Above-market lease intangibles	49,196	(35,473)	13,723
Other intangibles	424,753	(176,075)	248,678
Total intangible assets	$1,595,098	$(932,309)	$662,789

Intangible liabilities
Below-market lease intangibles	329,982	(203,800)	126,182
Total intangible liabilities	$329,982	$(203,800)	$126,182
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$29,621	$1,364	$6,384	$(13,121)
2027	54,708	2,385	24,323	(19,876)
2028	43,606	2,027	23,094	(15,294)
2029	34,909	1,755	20,759	(12,003)
2030	24,567	1,232	18,289	(9,291)
2031	15,692	697	13,958	(7,151)
Thereafter	38,661	683	97,757	(23,004)
Total	$241,764	$10,143	$204,564	$(99,740)

13. Derivatives
The Company primarily uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments in real estate and investments in real estate debt and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of Accounting Standards Codification Topic 815 - “Derivatives and Hedging”. Interest rate and foreign currency derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks. Subject to maintaining its qualifications as a REIT, the Company may enter into credit derivative instruments for investment purposes.
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

The following tables detail the Company’s outstanding interest rate derivatives (notional amount in thousands):

	September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	14	$5,826,028	3.0%	SOFR	3.3
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	141	19,722,573	5.5%	SOFR	0.7
Interest rate swaps – property debt	42	20,374,695	1.6%	SOFR, EURIBOR	1.7
Interest rate swaps – secured financings of investments in real estate debt	77	839,415	4.1%	SOFR	4.1
Total derivatives not designated as hedging instruments		$40,936,683
	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Derivatives designated as hedging instruments
Interest rate swaps – property debt	23	$6,658,597	2.6%	SOFR	2.9
Derivatives not designated as hedging instruments
Interest rate caps – property debt(1)	138	19,774,088	5.8%	SOFR	0.6
Interest rate swaps – property debt	57	26,163,606	1.7%	SOFR, EURIBOR	2.2
Interest rate swaps – secured financings of investments in real estate debt	8	258,315	4.2%	SOFR	4.4
Total derivatives not designated as hedging instruments		$46,196,009
(1)Includes interest rate caps presented on a net basis with an aggregate notional amount of $14.1 billion and $7.9 billion as of September 30, 2026 and December 31, 2025, respectively.

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amount in thousands):

	September 30, 2026		December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	3	€26,582	6	€47,163
Buy USD / Sell GBP Forward	1	£134	1	£1,180
Buy EUR / Sell USD Forward	—	€—	1	€66
Credit Contracts
As of September 30, 2026, the Company has written credit protection to a third-party through one credit default swap under which it receives premiums in exchange for an obligation to make payments to the counterparty upon the occurrence of defined credit events of an underlying reference entity. The swap has a credit spread of 235 bps over SOFR with a notional amount of $100.0 million, a posted amount of $20.0 million, matures on March 13, 2030, and references an underlying debt obligation that is not externally rated. The underlying debt obligation was incurred by an entity in which the Company holds a minority equity interest, which such interest is included in Investments in Unconsolidated Entities on the Company's Condensed Consolidated Balance Sheets. The Company's credit default swap was included in Investments in Real Estate Debt on the Company’s Condensed Consolidated Balance Sheets.
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position(1)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps – property debt(2)	$236,523	$118,808	$—	$748
Total derivatives designated as hedging instruments(2)	236,523	118,808	—	748
Derivatives not designated as hedging instruments(2)
Interest rate swaps – property debt(2)	851,885	827,557	—	3,728
Interest rate caps – property debt(2)(3)	39,849	12,642	14,080	10,854
Interest rate swaps – secured financings of investments in real estate debt(2)	19,284	201	2	7,764
Foreign currency forward contracts(2)	219	1,120	—	1,180
Total derivatives not designated as hedging instruments	911,237	841,520	14,082	23,526
Total interest rate and foreign currency derivatives	$1,147,760	$960,328	$14,082	$24,274
Credit contracts
Credit default swap(4)	20,000	—	—	—
Total credit contracts	20,000	—	—	—
Total derivatives	$1,167,760	$960,328	$14,082	$24,274
(1)Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Includes interest rate caps presented on a net basis with an aggregate fair value of $99.1 million and $25.3 million as of September 30, 2026 and December 31, 2025, respectively.
(4)Included in Investments in Real Estate Debt in the Company’s Condensed Consolidated Balance Sheets.

The following tables detail the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) ($ in thousands):

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Three Months Ended September 30,
			2026	2025
Included in Net Income (Loss)
Interest rate swaps – property debt	Unrealized gain (loss)	(1)	$89,580	$(156,246)
Interest rate caps – property debt	Unrealized gain (loss)	(1)	7,819	(5,142)
Interest rate caps – property debt	Realized gain	(1)	—	1,242
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain	(1)	22,070	877
Foreign currency forward contracts	Realized gain (loss)	(2)	123	(1,513)
Foreign currency forward contracts	Unrealized gain	(2)	165	2,637
Credit default swaps	Unrealized gain (loss)	(2)	—	—
Total			$119,757	$(158,145)
Included in Other Comprehensive Income
Interest rate swaps – property debt(3)	Unrealized gain (loss)		66,615	(21,378)
Total			$186,372	$(179,523)

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized	Nine Months Ended September 30,
			2026	2025
Included in Net Income (Loss)
Interest rate swaps – property debt	Unrealized gain (loss)	(1)	$37,875	$(734,952)
Interest rate swaps – property debt	Realized loss	(1)	(1,618)	—
Interest rate caps – property debt	Unrealized gain (loss)	(1)	8,966	(17,938)
Interest rate caps – property debt	Realized gain	(1)	—	1,224
Interest rate swaps – secured financings of investments in real estate debt	Unrealized gain (loss)	(1)	28,206	(6,362)
Foreign currency forward contracts	Realized gain (loss)	(2)	1,665	(6,293)
Foreign currency forward contracts	Unrealized gain (loss)	(2)	277	(3,865)
Credit default swaps	Unrealized gain (loss)	(2)	—	—
Total			$75,371	$(768,186)
Included in Other Comprehensive Income
Interest rate swaps – property debt(3)	Unrealized gain (loss)		117,086	(176,221)
Total			$192,457	$(944,407)
(1)Included in Income (Loss) from Interest Rate Derivatives in the Company’s Condensed Consolidated Statements of Operations.
(2)Included in Income from Investments in Real Estate Debt in the Company’s Condensed Consolidated Statements of Operations.
(3)During the three and nine months ended September 30, 2026, net gain of $19.8 million and $57.7 million, respectively, was reclassified from accumulated other comprehensive income into net income.

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
As of September 30, 2026, the Company was in a net liability position and posted collateral of $2.7 million with one of its counterparties as required under the interest rate derivative contracts. As of December 31, 2025, the Company was in a net liability position and posted collateral of $14.9 million with one of its counterparties as required under the interest rate derivative contracts.
As of September 30, 2026, the Company posted collateral of $20.0 million to counterparties as required under the terms of the credit contract.

14. Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company had the authority to issue the following shares of common and preferred stock, $0.01 par value per share (in thousands):

	September 30, 2026	December 31, 2025
	Number of Shares Authorized	Number of Shares Authorized
Class I Shares	6,000,000	6,000,000
Class S Shares	3,000,000	3,000,000
Class S-2 Shares	2,500,000	2,500,000
Class D Shares	1,500,000	1,500,000
Class D-2 Shares	1,400,000	1,400,000
Class T Shares	500,000	500,000
Class T-2 Shares	400,000	400,000
Class C Shares	500,000	500,000
Class L Shares	500,000	500,000
Class L-2 Shares	500,000	500,000
Class F Shares	500,000	500,000
Preferred Stock	100,000	100,000
Total	17,400,000	17,400,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock(1) (in thousands):

	Three Months Ended September 30, 2026(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Class L	Total
June 30, 2026	2,170,024	1,133,691	53,677	92,800	7,547	28,300	488	38,788	8,107	3,533,422
Common stock issued (converted)(2)	57,016	(21,679)	13,800	(382)	761	(1,510)	221	952	6,167	55,346
Distribution reinvestment	10,655	5,959	297	491	41	178	3	—	76	17,700
Common stock repurchased	(34,845)	(16,578)	(57)	(3,237)	—	(560)	—	(778)	—	(56,055)
Restricted stock grants and related tax withholding, net(3)	(226)	—	—	—	—	—	—	—	—	(226)
September 30, 2026	2,202,624	1,101,393	67,717	89,672	8,349	26,408	712	38,962	14,350	3,550,187
Total par value as of September 30, 2026	$22,025	$11,013	$676	$896	$82	$264	$7	$390	$144	$35,497

	Nine Months Ended September 30, 2026(1)
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class C	Class L	Total
December 31, 2025	2,128,811	1,206,629	14,679	99,092	1,360	33,589	105	36,769	—	3,521,034
Common stock issued (converted)(2)	162,672	(56,938)	52,561	(3,121)	6,910	(5,312)	600	3,148	14,191	174,711
Distribution reinvestment	32,064	18,554	601	1,557	90	592	7	—	159	53,624
Common stock repurchased	(125,869)	(66,852)	(124)	(7,856)	(11)	(2,461)	—	(955)	—	(204,128)
Restricted stock grants and related tax withholding, net(3)	4,946	—	—	—	—	—	—	—	—	4,946
September 30, 2026	2,202,624	1,101,393	67,717	89,672	8,349	26,408	712	38,962	14,350	3,550,187
Total par value as of September 30, 2026	$22,025	$11,013	$676	$896	$82	$264	$7	$390	$144	$35,497
(1)As of September 30, 2026, no Class L-2 or Class F shares were issued and outstanding.
(2)Includes conversions of shares from Class S, Class D and Class T to Class I during the three and nine months ended September 30, 2026. Additionally, includes conversions of shares from Class I to Class L during the nine months ended September 30, 2026.
(3)Includes restricted stock grants made to certain directors and employees, net of shares used to satisfy tax withholding obligations and forfeitures of previously granted restricted stock awards. The cost of each grant is amortized over the applicable service period ranging from one to four years. The independent directors' restricted stock for the three and nine months ended September 30, 2026 represents $0.2 million of the annual compensation paid to each of the independent directors.

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
For the nine months ended September 30, 2026, the Company repurchased 204.1 million shares of common stock and 1.1 million units of BREIT OP for a total of $2.9 billion, satisfying all repurchase requests for the nine months ended September 30, 2026.
Earnings Per Share ("EPS")
The following table details the EPS calculations during the periods set forth below ($ and shares in thousands, except per share data):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L
Net loss allocable to share class	$(160,617)	$(273)	$(918,219)	$(1,551)
Weighted average number of common shares outstanding	3,531,030	13,861	3,522,391	8,791
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.26)	$(0.18)

	Three Months Ended September 30, 2025(1)		Nine Months Ended September 30, 2025(1)
	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L	Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, and Class C	Class L
Net loss allocable to share class	$(638,682)	$—	$(2,823,797)	$—
Weighted average number of common shares outstanding	3,525,061	—	3,574,110	—
Basic and diluted net loss per share	$(0.18)	$—	$(0.79)	$—
(1) For the three and nine months ended September 30, 2025, no Class L shares were issued and outstanding.

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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2026
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L
Aggregate gross distributions declared per share of common stock	$0.1668	$0.1668	$0.1668	$0.1668	$0.1668	$0.1668	$0.1668	$0.1668
Stockholder servicing fee per share of common stock	—	(0.0315)	(0.0315)	(0.0090)	(0.0090)	(0.0310)	(0.0310)	—
Net distributions declared per share of common stock	$0.1668	$0.1353	$0.1353	$0.1578	$0.1578	$0.1358	$0.1358	$0.1668

	Nine Months Ended September 30, 2026
	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L
Aggregate gross distributions declared per share of common stock	$0.4979	$0.4979	$0.4979	$0.4979	$0.4979	$0.4979	$0.4979	$0.4979
Stockholder servicing fee per share of common stock	—	(0.0920)	(0.0919)	(0.0265)	(0.0264)	(0.0904)	(0.0904)	—
Net distributions declared per share of common stock	$0.4979	$0.4059	$0.4060	$0.4714	$0.4715	$0.4075	$0.4075	$0.4979
Redeemable Non-controlling Interests
Certain non‑controlling interests are presented as redeemable non‑controlling interests due to redemption rights that are not solely within the control of the Company, including put options and redemption provisions that become exercisable upon specified crystallization events. As of September 30, 2026 and December 31, 2025, $135.0 million and $141.1 million, respectively, related to certain consolidated subsidiaries was included in Redeemable Non-controlling Interests on the Company’s Condensed Consolidated Balance Sheets.
The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded allocation adjustments between Additional Paid-in Capital and Redeemable Non-controlling Interests of $2.5 million and $14.8 million during the three and nine months ended September 30, 2026, respectively, and $3.9 million and $0.5 million, during the three and nine months ended September 30, 2025, respectively, to reflect the greater of their carrying value, adjusted for their share of the allocation of GAAP net income (loss) and distributions, or their redemption value.

15. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, industrial, data centers, net lease, office and retail properties. The Company's rental revenue also includes rent earned from operating leases at the Company's self storage properties prior to their sale in May 2026. Leases at the Company’s industrial, data centers, office and retail properties generally include a fixed base rent, and certain leases also contain a variable rent component. The variable component of the Company’s operating leases at its industrial, data centers, office and retail properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Rental revenue earned from leases at the Company’s self storage properties primarily consisted of a fixed base rent only.
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
The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$1,451,712	$1,589,774	$4,537,842	$4,915,166
Variable lease payments	121,900	129,369	386,129	407,026
Rental revenue	$1,573,612	$1,719,143	$4,923,971	$5,322,192
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, data centers, net lease, retail, and office properties as of September 30, 2026 ($ in thousands). Leases at the Company’s rental housing properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2026 (remaining)	$420,943
2027	1,663,509
2028	1,558,992
2029	1,387,122
2030	1,214,576
2031	1,010,140
Thereafter	13,718,897
Total	$20,974,179

Lessee
Certain of the Company’s investments in real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2026, the Company had 86 ground leases classified as operating and three ground leases classified as financing. Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and certain operating leases contain renewal options.
The following table details the future lease payments due under the Company’s ground leases as of September 30, 2026 ($ in thousands):

	Operating Leases	Financing Leases
2026 (remaining)	$8,902	$1,143
2027	36,454	4,633
2028	36,739	4,763
2029	36,861	4,896
2030	37,037	5,033
2031	37,065	5,173
Thereafter	1,997,822	544,292
Total undiscounted future lease payments	2,190,880	569,933
Difference between undiscounted cash flows and discounted cash flows	(1,584,348)	(488,376)
Total lease liability	$606,532	$81,557
The Company utilized its incremental borrowing rate at the time of entering such leases, which was between 5% and 7%, to determine its lease liabilities. As of September 30, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases were 57 years and 75 years, respectively.
Payments under the Company’s ground leases primarily contain fixed payment components that may include periodic increases based on an index or periodic fixed percentage escalations. Three of the Company’s ground leases contain a variable component based on a percentage of revenue.
The following table details the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed ground rent expense	$6,657	$6,619	$13,628	$13,646
Variable ground rent expense	9,597	10,244	29,637	28,732
Total cash portion of ground rent expense	16,254	16,863	43,265	42,378
Straight-line ground rent expense	1,081	1,078	9,554	10,291
Total operating lease costs	$17,335	$17,941	$52,819	$52,669
The following table details the fixed and variable components of the Company’s financing leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on lease liabilities	$1,148	$1,110	$3,394	$3,276
Amortization of right-of-use assets	315	288	988	901
Total financing lease costs	$1,463	$1,398	$4,382	$4,177

16. Segment Reporting
The Company operates in eight reportable segments: Rental Housing, Industrial, Net Lease, Office, Hospitality, Data Centers, Retail, and Investments in Real Estate Debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that GAAP Segment Income (Loss) is the key performance metric that is most consistent with the amounts included in its condensed consolidated financial statements and captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources.
Prior to May 2026, the Company operated in nine reportable segments, including Self Storage. Following the sale of all remaining Self Storage properties in May 2026, the segment was removed from reportable segments, with results included in continuing operations for all periods presented. Please refer to Note 1 for additional information.
The following table details the total assets by segment ($ in thousands):

	September 30, 2026	December 31, 2025
Rental Housing	$48,400,784	$52,515,012
Industrial	14,656,582	15,895,162
Net Lease	7,970,135	7,983,266
Office	2,523,286	2,771,839
Hospitality	2,301,460	2,409,014
Data Centers	2,296,918	1,827,636
Retail	1,911,427	1,960,373
Self Storage (1)	—	691,931
Investments in Real Estate Debt and Real Estate Loans Held by Consolidated Securitization Vehicles, at Fair Value	7,651,516	11,039,213
Other (Corporate)	1,223,694	1,510,062
Total assets	$88,935,802	$98,603,508
(1) The Company exited the self storage segment as a result of the sale of all remaining properties in May of 2026.

The following table details the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,012,733	$302,546	$150,384	$39,517	$—	$17,913	$50,519	$—	$1,573,612
Hospitality revenue	—	—	—	—	132,949	—	—	—	132,949
Other revenue	79,101	2,499	1,493	2,049	—	—	721	—	85,863
Total revenues	1,091,834	305,045	151,877	41,566	132,949	17,913	51,240	—	1,792,424
Expenses:
Rental property operating	629,180	108,343	2,327	12,919	—	4,171	20,895	—	777,835
Hospitality operating	—	—	—	—	94,443	—	—	—	94,443
Total expenses	629,180	108,343	2,327	12,919	94,443	4,171	20,895	—	872,278
(Loss) income from unconsolidated entities	(11,500)	35,135	445	5,399	(1,974)	447,484	626	—	475,615
Income from investments in real estate debt	—	—	—	—	—	—	—	60,098	60,098
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	10,593	10,593
GAAP segment income	$451,154	$231,837	$149,995	$34,046	$36,532	$461,226	$30,971	$70,691	$1,466,452

Depreciation and amortization	$(468,453)	$(139,983)	$(49,555)	$(19,853)	$(21,895)	$(5,402)	$(16,634)	$—	$(721,775)

General and administrative									(12,674)
Management fee									(181,275)
Performance participation allocation									(163,016)
Impairment of investments in real estate									(496,681)
Income from interest rate derivatives									119,469
Net gain on dispositions of real estate									366,087
Interest expense, net									(676,137)
Gain on extinguishment of debt									17,607
Other expense									(14,182)
Net loss									$(296,125)
Net loss attributable to non-controlling interests in consolidated subsidiaries									$117,175
Net loss attributable to non-controlling interests in BREIT OP									18,060
Net loss attributable to BREIT stockholders									$(160,890)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$1,122,936	$321,059	$150,384	$42,741	$—	$13,300	$50,338	$18,385	$—	$1,719,143
Hospitality revenue	—	—	—	—	123,399	—	—	—	—	123,399
Other revenue	90,591	2,757	—	5,222	—	—	989	1,343	—	100,902
Total revenues	1,213,527	323,816	150,384	47,963	123,399	13,300	51,327	19,728	—	1,943,444
Expenses:
Rental property operating	665,652	113,878	552	14,964	—	2,796	20,468	9,499	—	827,809
Hospitality operating	—	—	—	—	89,125	—	—	—	—	89,125
Total expenses	665,652	113,878	552	14,964	89,125	2,796	20,468	9,499	—	916,934
(Loss) income from unconsolidated entities	(12,990)	(54,950)	(123)	8,629	(2,643)	(87,322)	(393)	—	—	(149,792)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	142,396	142,396
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	18,613	18,613
GAAP segment income (loss)	$534,885	$154,988	$149,709	$41,628	$31,631	$(76,818)	$30,466	$10,229	$161,009	$1,037,727

Depreciation and amortization	$(504,176)	$(159,828)	$(49,555)	$(21,401)	$(22,247)	$(5,546)	$(18,897)	$(6,825)	$—	$(788,475)

General and administrative										(17,958)
Management fee										(166,757)
Performance participation allocation										(124,029)
Impairment of investments in real estate										(27,386)
Loss from interest rate derivatives										(159,269)
Net gain on dispositions of real estate										332,883
Interest expense, net										(768,735)
Loss on extinguishment of debt										(17,186)
Other expense										(14,332)
Net loss										$(713,517)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$18,164
Net loss attributable to non-controlling interests in BREIT OP										56,671
Net loss attributable to BREIT stockholders										$(638,682)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage(1)	Investments in Real Estate Debt(2)	Total
Revenues:
Rental revenue	$3,207,789	$917,823	$451,153	$121,733	$—	$49,310	$150,948	$25,215	$—	$4,923,971
Hospitality revenue	—	—	—	—	414,611	—	—	—	—	414,611
Other revenue	227,150	8,692	4,283	6,759	—	7	2,617	2,627	—	252,135
Total revenues	3,434,939	926,515	455,436	128,492	414,611	49,317	153,565	27,842	—	5,590,717
Expenses:
Rental property operating	1,867,848	333,771	6,346	42,205	—	11,410	64,145	12,163	—	2,337,888
Hospitality operating	—	—	—	—	286,571	—	—	—	—	286,571
Total expenses	1,867,848	333,771	6,346	42,205	286,571	11,410	64,145	12,163	—	2,624,459
(Loss) income from unconsolidated entities	(37,112)	35,419	662	19,478	(6,098)	444,937	1,839	—	—	459,125
Income from investments in real estate debt	—	—	—	—	—	—	—	—	220,541	220,541
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	36,836	36,836
GAAP segment income	$1,529,979	$628,163	$449,752	$105,765	$121,942	$482,844	$91,259	$15,679	$257,377	$3,682,760

Depreciation and amortization	$(1,448,213)	$(424,098)	$(148,666)	$(60,654)	$(66,464)	$(16,535)	$(50,531)	$(9,614)	$—	$(2,224,775)

General and administrative										(45,228)
Management fee										(530,115)
Performance participation allocation										(562,788)
Impairment of investments in real estate										(731,148)
Income from interest rate derivatives										73,429
Net gain on dispositions of real estate										1,221,919
Interest expense, net										(1,976,236)
Loss on extinguishment of debt										(19,723)
Other expense										(35,928)
Net loss										$(1,147,833)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$135,706
Net loss attributable to non-controlling interests in BREIT OP										92,357
Net loss attributable to BREIT stockholders										$(919,770)
(1)Includes the financial results for the Self Storage properties through disposition in May 2026.
(2)Includes real estate loans held by consolidated securitization vehicles, at fair value.

The following table details the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Rental Housing	Industrial	Net Lease	Office	Hospitality	Data Centers	Retail	Self Storage	Investments in Real Estate Debt(1)	Total
Revenues:
Rental revenue	$3,515,163	$979,205	$451,153	$128,677	$—	$40,547	$153,687	$53,760	$—	$5,322,192
Hospitality revenue	—	—	—	—	396,714	—	—	—	—	396,714
Other revenue	250,688	10,919	—	9,124	259	19	3,120	3,962	—	278,091
Total revenues	3,765,851	990,124	451,153	137,801	396,973	40,566	156,807	57,722	—	5,996,997
Expenses:
Rental property operating	2,027,514	343,604	1,895	46,924	—	8,873	60,491	26,283	—	2,515,584
Hospitality operating	—	—	—	—	281,232	—	—	—	—	281,232
Total expenses	2,027,514	343,604	1,895	46,924	281,232	8,873	60,491	26,283	—	2,796,816
(Loss) income from unconsolidated entities	(40,433)	157,976	(520)	16,519	(7,709)	(1,010,702)	(2,947)	—	—	(887,816)
Income from investments in real estate debt	—	—	—	—	—	—	—	—	408,928	408,928
Changes in net assets of consolidated securitization vehicles	—	—	—	—	—	—	—	—	89,005	89,005
GAAP segment income (loss)	$1,697,904	$804,496	$448,738	$107,396	$108,032	$(979,009)	$93,369	$31,439	$497,933	$2,810,298

Depreciation and amortization	$(1,558,932)	$(488,020)	$(148,666)	$(64,342)	$(68,200)	$(16,638)	$(59,196)	$(20,231)	$—	$(2,424,225)

General and administrative										(50,958)
Management fee										(502,074)
Performance participation allocation										(355,028)
Impairment of investments in real estate										(368,757)
Loss from interest rate derivatives										(758,028)
Net gain on dispositions of real estate										933,186
Interest expense, net										(2,312,297)
Loss on extinguishment of debt										(54,060)
Other expense										(40,341)
Net loss										$(3,122,284)
Net loss attributable to non-controlling interests in consolidated subsidiaries										$78,416
Net loss attributable to non-controlling interests in BREIT OP										220,071
Net loss attributable to BREIT stockholders										$(2,823,797)
(1)Includes real estate loans held by consolidated securitization vehicles, at fair value.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As of September 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

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
Overview
We invest primarily in stabilized, income-generating commercial real estate in the United States and to a lesser extent, outside the United States. We also, to a lesser extent, invest in real estate debt investments. We are the sole general partner and majority limited partner of BREIT Operating Partnership L.P. (“BREIT OP”), a Delaware limited partnership, and we own substantially all of our assets through BREIT OP. We are externally managed by BX REIT Advisors L.L.C. (the “Adviser”). The Adviser is part of the real estate group of Blackstone Inc. (“Blackstone”), a leading investment manager. We currently operate our business in eight reportable segments: Rental Housing, Data Centers, Industrial, Net Lease, Office, Retail, Hospitality, and Investments in Real Estate Debt. Rental Housing includes multifamily and other types of rental housing such as student, affordable, and single family rental housing. Net Lease includes the real estate assets of The Bellagio Las Vegas, The Cosmopolitan of Las Vegas, and our unconsolidated investment in a Net Lease platform. Unconsolidated interests are included in the respective property segment.
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

As of November 6, 2026, we had received cumulative net proceeds of $83.5 billion from the sale of 6.4 billion shares of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L common stock in our continuous public offering and private offerings, and units of BREIT OP. We contributed the net proceeds from the sale of shares to BREIT OP in exchange for a corresponding number of Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C, and Class L units. As of November 6, 2026, there are no Class L-2 shares, Class F shares, Class L-2 units or Class F units outstanding. BREIT OP has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan (the “Share Repurchase Plan”) from time to time) as further described below under “Investment Portfolio.” We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.
In November 2025, BREIT and BREIT OP commenced the DST Program to issue and sell DST Interests in DSTs holding DST Properties through private offerings. These DST Interests will be issued and sold to “accredited investors” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). As of September 30, 2026, $265.2 million in net offering proceeds were raised through the DST Program, which are included in Non-controlling Interests Attributable to Consolidated Subsidiaries on the Condensed Consolidated Balance Sheets.
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

Q3 2026 Highlights
Operating Results:
•Declared monthly net distributions totaling $609.4 million for the three months ended September 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class S	Class S-2	Class D	Class D-2	Class T	Class T-2	Class L	Class C
Average Annualized Distribution Rate(1)	4.6%	3.7%	3.7%	4.4%	4.4%	3.8%	3.8%	4.5%	N/A
Year-to-Date Total Return, without upfront selling commissions(2)	7.3%	6.6%	7.0%	7.0%	7.8%	6.6%	6.8%	7.7%	7.3%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	3.0%	3.4%	5.4%	6.2%	3.0%	3.2%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	9.3%	8.4%	9.6%	9.1%	10.3%	8.5%	9.6%	N/A	4.4%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	8.0%	6.2%	8.9%	8.8%	8.1%	6.2%	N/A	N/A
Investments:
•Sold 65 rental housing properties(3), nine industrial properties and one office property, for total net proceeds of $2.0 billion. We recognized a net realized gain of $366.1 million. These net realized gains were offset by impairments recorded during the quarter of $496.7 million.
•The rental housing properties sold included the sale of the remaining 40 manufactured housing properties for net proceeds of $921.0 million, resulting in a net realized gain of $172.3 million.
•During the three months ended September 30, 2026, deployed $3.4 billion (at BREIT’s share) into the development of data centers through our QTS platform. These data center developments are 100% pre-leased, in substantially all cases to investment grade tenants.
•Acquired 45 net lease properties for a total purchase price of $30.9 million (at BREIT's share) through our Reliant Net Lease Platform.
Capital and Financing Activity:
•Raised $1.1 billion from the sale of shares of our common stock and units of BREIT OP during the three months ended September 30, 2026. Repurchased $0.8 billion of our shares and units from investors during the three months ended September 30, 2026.
•Raised $0.2 billion in net offering proceeds through the DST Program during the three months ended September 30, 2026.
•Decreased financings by a net $0.8 billion during the three months ended September 30, 2026.
Current Portfolio:
•Our portfolio as of September 30, 2026 consisted of investments in real estate (96% based on fair value) and investments in real estate debt (4%).
•Our 4,493 properties(4) as of September 30, 2026 consisted primarily of Rental Housing (39% based on fair value), Data Centers (30%) and Industrial (20%), and our real estate portfolio was primarily concentrated in the following regions: South (35%), West (27%) and East (21%).
•Our investments in real estate debt as of September 30, 2026 consisted of a diversified portfolio of commercial mortgage-backed securities (“CMBS”), residential-backed securities (“RMBS”), mortgage and mezzanine loans, and other real estate-related debt. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

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
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year is annualized. Class L shares were first outstanding as of January 1, 2026. Inception-to-date total returns for Class L shares will be disclosed once these shares have been outstanding for more than one year. We believe total return is a useful measure of our overall investment performance.
(3)Excludes the number of single family rental homes sold.
(4)Excludes 62,176 single family rental homes. Such single family rental homes are included in the fair value amounts.

Investment Portfolio
Portfolio Summary
The following chart shows the allocation of our investments between real estate and real estate debt based on fair value as of September 30, 2026:

Investment Allocation[1]

Real Estate Debt
4%
Real Estate
96%

Real Estate Investments
The following charts further describe the diversification of our investments in real estate based on fair value as of September 30, 2026:
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

The following map identifies the top markets of our real estate portfolio composition based on fair value as of September 30, 2026:

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
As of September 30, 2026, we owned, in whole or in part, a diversified portfolio of income producing assets comprising 4,493 properties and 62,176 single family rental homes concentrated in growth markets primarily focused in Rental Housing, Data Centers, Industrial properties, and to a lesser extent Net Lease, Office, Retail, and Hospitality properties.

The following table provides a summary of our portfolio by property sector as of September 30, 2026:

		Sq. Feet (in thousands)/ Units/Keys(1)(2)(3)		Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)(5)	Gross Asset Value(6) ($ in thousands)	Property Sector Revenue(7) For the Nine Months Ended September 30,
Property Sector	Number of Properties(1)(2)		Occupancy Rate(3)(4)			2026 ($ in thousands)	2025 ($ in thousands)
Rental Housing(8)	746	232,717 units	93%	$23,185	$48,196,925	$3,076,328	$3,389,734
Data Centers	155	25,211 sq. ft.	100%	$17.08	37,697,260	1,243,446	670,152
Industrial	2,930	388,984 sq. ft.	94%	$7.21	25,760,401	1,236,558	1,286,869
Net Lease	349	18,297 sq. ft.	99%	N/A	6,248,428	413,967	387,386
Office	11	4,684 sq. ft.	99%	$47.61	3,020,685	198,262	205,501
Retail	60	8,366 sq. ft.	96%	$22.87	2,632,375	167,699	170,285
Hospitality	242	33,056 keys	74%	$194.92/$143.94	2,499,614	499,531	480,618
Self Storage(9)	—	—	—	—	—	27,285	56,568
Total	4,493		94%		$126,055,688	$6,863,076	$6,647,113
(1)Single family rental homes are included in rental housing units and are not reflected in the number of properties.
(2)Includes properties owned by unconsolidated entities.
(3)Excludes land under development related to our rental housing, industrial and data center investments.
(4)For our data centers, industrial, net lease, office and retail investments, occupancy includes all leased square footage as of September 30, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended September 30, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Total occupancy is weighted by the total value of all consolidated real estate properties, excluding our hospitality investments, and any third party interests in such properties. Unconsolidated investments are excluded from occupancy rate calculations.
(5)For multifamily and rental housing properties, average effective annual base rent represents the base rent for the three months ended September 30, 2026 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For data centers, industrial, net lease, office, and retail properties, average effective annual base rent represents the annualized September 30, 2026 base rent per leased square foot or unit and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For hospitality properties, average effective annual base rent represents average daily rate (“ADR”) and revenue per available Room (“RevPAR”), respectively, for the 12 months ended September 30, 2026. Hospitality investments owned less than 12 months are excluded from the ADR and RevPAR calculations. Unconsolidated investments are excluded from average effective annual base rent calculations.
(6)Gross Asset Value consists of our $77.9 billion allocable share of consolidated real estate properties and our $48.2 billion allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. Such amounts are measured on a fair value basis.
(7)Includes the revenues from our consolidated real estate properties and our allocable share of revenues from properties held by unconsolidated entities. See the Property Sector Revenue disclosure immediately following this table for certain Non-GAAP disclosures and reconciliations.
(8)Rental Housing includes multifamily and other types of rental housing such as student, affordable and single family rental housing. Rental Housing units include multifamily units, student housing units, affordable housing units and single family rental homes.
(9)The Company exited the self storage segment as a result of the sale of all remaining properties in May 2026. Property Sector Revenue for the nine months ended September 30, 2026 includes activity through the date of sale.

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

The following table provides a reconciliation of GAAP total revenues to Property Sector Revenue ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Total revenues(1)	$5,590,717	$5,996,997
Less: revenues allocable to non-controlling interests	(580,726)	(605,302)
Allocable share of revenues from unconsolidated entities	1,853,085	1,255,418
Property Sector Revenue	$6,863,076	$6,647,113
(1)Reflects total revenues determined in accordance with GAAP. See Condensed Consolidated Statements of Operations for details of revenue components.

Real Estate
The following table provides information regarding our real estate portfolio as of September 30, 2026:

Segment and Investment	Number of Properties(1)(2)	Location	Acquisition Date	Ownership Interest(3)	Sq. Feet (in thousands)/Units/Keys(1)(2)(4)	Occupancy Rate(4)(5)
Rental Housing:
TA Multifamily Portfolio	1	Gurnee, IL	Apr. 2017	100%	483 units	94%
Emory Point	1	Atlanta, GA	May 2017	100%	750 units	96%
Nevada West Multifamily	3	Las Vegas, NV	May 2017	100%	972 units	94%
Mountain Gate & Trails Multifamily	2	Las Vegas, NV	June 2017	100%	539 units	92%
Elysian West Multifamily	1	Las Vegas, NV	July 2017	100%	466 units	92%
ACG II Multifamily	3	Various	Sept. 2017	94%	740 units	93%
Olympus Multifamily	1	Jacksonville, FL	Nov. 2017	95%	480 units	94%
Amberglen West Multifamily	1	Hillsboro, OR	Nov. 2017	100%	396 units	94%
Aston Multifamily Portfolio	2	Boerne, TX & Louisville, KY	Various	100%	288 units	92%
Talavera and Flamingo Multifamily	2	Las Vegas, NV	Dec. 2017	100%	674 units	96%
Montair Multifamily	1	Thornton, CO	Dec. 2017	100%	320 units	91%
Signature at Kendall Multifamily	2	Miami, FL	Dec. 2017	100%	546 units	94%
Wave Multifamily Portfolio	3	Various	May 2018	100%	1,248 units	93%
ACG III Multifamily	2	Gresham, OR & Turlock, CA	May 2018	95%	475 units	95%
Carroll Florida Multifamily	1	Jacksonville, FL	May 2018	100%	320 units	94%
Solis at Flamingo	1	Las Vegas, NV	June 2018	95%	524 units	92%
Coyote Multifamily Portfolio	4	Phoenix, AZ	Aug. 2018	100%	1,016 units	94%
Avanti Apartments	1	Las Vegas, NV	Dec. 2018	100%	414 units	92%
Roman Multifamily Portfolio	9	Various	Feb. 2019	100%	2,403 units	92%
Raider Multifamily Portfolio	4	Las Vegas, NV	Various	100%	1,514 units	93%
Bridge II Multifamily Portfolio	4	Various	Various	100%	1,562 units	93%
Miami Doral 2-Pack	2	Miami, FL	May 2019	100%	720 units	95%
Davis Multifamily 2-Pack	2	Raleigh, NC & Jacksonville, FL	May 2019	100%	454 units	94%
Slate Savannah	1	Savannah, GA	May 2019	90%	272 units	92%
Amara at MetroWest	1	Orlando, FL	May 2019	95%	411 units	90%
Edge Las Vegas	1	Las Vegas, NV	June 2019	95%	296 units	93%
ACG IV Multifamily	2	Woodland, CA & Puyallup, WA	June 2019	95%	606 units	94%
Anson at the Lakes	1	Charlotte, NC	June 2019	100%	694 units	89%
Edgewater at the Cove	1	Oregon City, OR	Aug. 2019	100%	248 units	92%
Haven 124 Multifamily	1	Denver, CO	Sept. 2019	100%	562 units	84%
Villages at McCullers Walk Multifamily	1	Raleigh, NC	Oct. 2019	100%	412 units	94%
Canopy at Citrus Park Multifamily	1	Largo, FL	Oct. 2019	90%	318 units	93%
Ridge Multifamily Portfolio	2	Las Vegas, NV	Oct. 2019	90%	456 units	93%
Evolve at Timber Creek Multifamily	1	Garner, NC	Nov. 2019	100%	304 units	93%
Arium Multifamily Portfolio	2	Ocoee & Oviedo, FL	Dec. 2019	100%	700 units	93%
Acorn Multifamily Portfolio	14	Various	Feb. & May 2020	98%	5,964 units	94%
Indigo West Multifamily	1	Orlando, FL	Mar. 2020	100%	456 units	90%
Park & Market Multifamily	1	Raleigh, NC	Oct. 2020	100%	409 units	92%
The Palmer Multifamily	1	Charlotte, NC	Oct. 2020	90%	318 units	94%
Jaguar Multifamily Portfolio	3	Various	Nov. & Dec. 2020	100%	1,345 units	93%
Cortona South Tampa Multifamily	1	Tampa, FL	Apr. 2021	100%	300 units	93%
Rosery Multifamily Portfolio	1	Largo, FL	Apr. 2021	100%	224 units	93%
Encore Tessera Multifamily	1	Phoenix, AZ	May 2021	80%	240 units	92%
Acorn 2.0 Multifamily Portfolio	13	Various	Various	98%	5,509 units	94%
Vue at Centennial Multifamily(14)	1	Las Vegas, NV	June 2021	—%	372 units	92%
Haven by Watermark Multifamily	1	Denver, CO	June 2021	100%	206 units	88%
Legacy North Multifamily	1	Plano, TX	Aug. 2021	100%	1,675 units	90%
The Brooke Multifamily	1	Atlanta, GA	Aug. 2021	100%	537 units	92%
One Boynton Multifamily	1	Boynton Beach, FL	Aug. 2021	100%	494 units	96%
Town Lantana Multifamily	1	Lantana, FL	Sept. 2021	90%	360 units	95%
Ring Multifamily Portfolio	12	Various	Sept. 2021	100%	3,030 units	94%
Villages at Pecan Grove Multifamily	1	Holly Springs, NC	Nov. 2021	100%	336 units	96%
Cielo Morrison Multifamily Portfolio	2	Charlotte, NC	Nov. 2021	90%	419 units	93%
FiveTwo at Highland Multifamily	1	Austin, TX	Nov. 2021	90%	390 units	95%
Roman 2.0 Multifamily Portfolio(14)	17	Various	Dec. 2021 & Jan. 2022	Various(14)	5,580 units	94%
Kapilina Beach Homes Multifamily	1	Ewa Beach, HI	Dec. 2021	100%	1,459 units	91%

SeaTac Multifamily Portfolio	2	Edgewood & Everett, WA	Dec. 2021	90%	480 units	93%
Villages at Raleigh Beach Multifamily	1	Raleigh, NC	Jan. 2022	100%	392 units	90%
Raider 2.0 Multifamily Portfolio	3	Las Vegas & Henderson, NV	Mar. & Apr. 2022	100%	1,390 units	94%
Dallas Multifamily Portfolio	2	Irving & Fort Worth, TX	Apr. 2022	90%	759 units	94%
Carlton at Bartram Park Multifamily	1	Jacksonville, FL	Apr. 2022	100%	750 units	95%
Overlook Multifamily Portfolio	2	Malden & Revere, MA	Apr. 2022	100%	1,386 units	93%
Harper Place at Bees Ferry Multifamily	1	Charleston, SC	Apr. 2022	100%	195 units	93%
Rapids Multifamily Portfolio	29	Various	May 2022	100%	8,526 units	92%
8 Spruce Street Multifamily	1	New York, NY	May 2022	100%	900 units	95%
Pike Multifamily Portfolio(6)(14)	31	Various	June 2022	Various(14)	8,632 units	93%
ACG V Multifamily	2	Stockton, CA	Sept. 2022	95%	449 units	93%
Tricon - Multifamily(7)	11	Various	May 2024	Various(7)	2,770 units	(5)
Mercury 3100 Student Housing	1	Orlando, FL	Feb. 2021	100%	228 units	82%
Signal Student Housing Portfolio	6	Various	Aug. 2021	96%	1,487 units	93%
Standard at Fort Collins Student Housing	1	Fort Collins, CO	Nov. 2021	97%	237 units	88%
Intel Student Housing Portfolio	4	Reno, NV	Various	98%	808 units	89%
Signal 2.0 Student Housing Portfolio	2	Buffalo, NY & Athens, GA	Dec. 2021	97%	366 units	94%
Robin Student Housing Portfolio	5	Various	Mar. 2022	98%	1,137 units	87%
Legacy on Rio Student Housing	1	Austin, TX	Mar. 2022	97%	144 units	93%
Mark at Tucson Student Housing	1	Mountain, AZ	Apr. 2022	97%	154 units	82%
Legacy at Baton Rouge Student Housing	1	Baton Rouge, LA	May 2022	97%	300 units	95%
American Campus Communities	142	Various	Aug. 2022	69%	31,392 units	91%
Home Partners of America(8)	N/A(1)	Various	Various	Various(8)	21,729 units	98%
Tricon - Single Family Rental(9)	N/A(1)	Various	May 2024	Various(9)	40,447 units	(5)
Ace Affordable Housing Portfolio(10)	308	Various	Dec. 2021	Various(10)	44,478 units	92%
Florida Affordable Housing Portfolio	41	Various	Various	100%	10,465 units	93%
Palm Park Affordable Housing	1	Boynton Beach, FL	May 2022	100%	160 units	96%
Wasatch 2-Pack Affordable Housing	2	Spring Valley, CA & Midvale, UT	Oct. 2022	100%	350 units	88%
Total Rental Housing	746				232,717 units

Data Centers:
D.C. Powered Shell Warehouse Portfolio	9	Ashburn & Manassas, VA	June & Dec. 2019	90%	1,471 sq. ft.	100%
Highpoint Powered Shell Portfolio	2	Sterling, VA	June 2021	100%	434 sq. ft.	100%
QTS Data Centers(11)	141	Various	Aug. 2021	35.4%	22,514 sq. ft.	(5)
Atlantic Powered Shell Portfolio	3	Sterling, VA	Apr. 2022	100%	792 sq. ft.	100%
Total Data Centers	155				25,211 sq. ft.

Industrial:
HS Industrial Portfolio	38	Various	Apr. 2017	100%	4,127 sq. ft.	94%
Southeast Industrial Portfolio	2	Jacksonville, FL & La Vergne, TN	Nov. 2017	100%	806 sq. ft.	50%
Kraft Chicago Industrial Portfolio	3	Aurora, IL	Jan. 2018	100%	1,695 sq. ft.	69%
Canyon Industrial Portfolio(14)	84	Various	Mar. 2018	Various(14)	14,004 sq. ft.	96%
HP Cold Storage Industrial Portfolio	6	Various	May 2018	100%	2,259 sq. ft.	100%
Meridian Industrial Portfolio	24	Various	Nov. 2018	100%	3,470 sq. ft.	86%
Summit Industrial Portfolio	6	Atlanta, GA	Dec. 2018	100%	440 sq. ft.	91%
4500 Westport Drive	1	Harrisburg, PA	Jan. 2019	100%	179 sq. ft.	100%
Minneapolis Industrial Portfolio	33	Minneapolis, MN	Apr. 2019	100%	2,341 sq. ft.	95%
Atlanta Industrial Portfolio	60	Atlanta, GA	May 2019	100%	3,738 sq. ft.	92%
Patriot Park Industrial Portfolio	2	Durham, NC	Sept. 2019	100%	323 sq. ft.	93%
Denali Industrial Portfolio	13	Various	Sept. 2019	100%	3,510 sq. ft.	100%
Jupiter 12 Industrial Portfolio(14)	220	Various	Sept. 2019	Various(14)	39,538 sq. ft.	94%
2201 Main Street	1	San Diego, CA	Oct. 2019	100%	260 sq. ft.	100%
Triangle Industrial Portfolio	24	Greensboro, NC	Jan. 2020	100%	2,554 sq. ft.	83%
Midwest Industrial Portfolio	24	Various	Feb. 2020	100%	5,539 sq. ft.	85%
Pancal Industrial Portfolio	8	Various	Feb. & Apr. 2020	100%	1,867 sq. ft.	92%
Diamond Industrial	1	Pico Rivera, CA	Aug. 2020	100%	243 sq. ft.	100%
Inland Empire Industrial Portfolio	2	Etiwanda & Fontana, CA	Sept. 2020	100%	404 sq. ft.	100%
Shield Industrial Portfolio	8	Various	Dec. 2020	100%	1,384 sq. ft.	100%
7520 Georgetown Industrial	1	Indianapolis, IN	Dec. 2020	100%	425 sq. ft.	100%
WC Infill Industrial Portfolio(11)	21	Various	Jan. & Aug. 2021	85%	2,064 sq. ft.	(5)
Vault Industrial Portfolio(11)	48	Various	Jan. 2021	46%	6,597 sq. ft.	(5)
Chicago Infill Industrial Portfolio	6	Various	Feb. 2021	100%	1,041 sq. ft.	100%
Greensboro Industrial Portfolio	19	Various	Apr. 2021	100%	2,068 sq. ft.	76%
I-85 Southeast Industrial Portfolio	4	Various	July & Aug. 2021	100%	739 sq. ft.	72%

Alaska Industrial Portfolio(11)	27	Various UK	July & Oct. 2021	22%	8,735 sq. ft.	(5)
Capstone Industrial Portfolio	2	Brooklyn Park, MN	Sept. 2021	100%	219 sq. ft.	100%
Winston Industrial Portfolio(12)	106	Various	Oct. 2021	Various(12)	26,215 sq. ft.	97%
Procyon Distribution Center Industrial	1	Las Vegas, NV	Oct. 2021	100%	122 sq. ft.	100%
Northborough Industrial Portfolio	2	Marlborough, MA	Oct. 2021	100%	600 sq. ft.	100%
Coldplay Logistics Portfolio(11)	17	Various Germany	Oct. 2021	10%	1,742 sq. ft.	(5)
Canyon 2.0 Industrial Portfolio	77	Various	Nov. 2021	99%	12,689 sq. ft.	94%
Tropical Sloane Las Vegas Industrial	1	Las Vegas, NV	Nov. 2021	100%	171 sq. ft.	100%
Explorer Industrial Portfolio(11)	319	Various	Nov. 2021	12%	69,445 sq. ft.	(5)
Evergreen Industrial Portfolio(11)	11	Various Europe	Dec. 2021	10%	5,548 sq. ft.	(5)
Maplewood Industrial	6	Various	Dec. 2021	100%	1,850 sq. ft.	93%
Meadowland Industrial Portfolio	3	Las Vegas, NV	Dec. 2021	100%	1,138 sq. ft.	92%
Bulldog Industrial Portfolio	7	Suwanee, GA	Dec. 2021	100%	512 sq. ft.	96%
SLC NW Commerce Industrial	3	Salt Lake City, UT	Dec. 2021	100%	529 sq. ft.	100%
Bluefin Industrial Portfolio(11)	70	Various	Dec. 2021	23%	10,811 sq. ft.	(5)
73 Business Center Industrial Portfolio	1	Greensboro, NC	Dec. 2021	100%	217 sq. ft.	100%
Amhurst Industrial Portfolio	9	Waukegan, IL	Mar. 2022	100%	1,280 sq. ft.	98%
Shoals Logistics Center Industrial	1	Austell, GA	Apr. 2022	100%	254 sq. ft.	100%
Durham Commerce Center Industrial	1	Durham, NC	Apr. 2022	100%	132 sq. ft.	100%
Mileway Industrial Portfolio(11)	1,607	Various Europe	Various	15%	145,160 sq. ft.	(5)
Total Industrial	2,930				388,984 sq. ft.

Net Lease:
Bellagio Net Lease	1	Las Vegas, NV	Nov. 2019	49%	8,507 sq. ft.	100%
Cosmopolitan Net Lease	1	Las Vegas, NV	May 2022	80%	6,902 sq. ft.	100%
Reliant Net Lease(11)	347	Various	Various	25%	2,888 sq. ft.	(5)
Total Net Lease	349				18,297 sq. ft.

Office:
Coleman Highline Office	1	San Jose, CA	Oct. 2020	100%	357 sq. ft.	100%
Atlanta Tech Center Office	1	Atlanta, GA	May 2021	100%	361 sq. ft.	100%
Atlantic Complex Office	3	Toronto, Canada	Nov. 2021	97%	259 sq. ft.	100%
One Manhattan West(11)	1	New York, NY	Mar. 2022	49%	2,086 sq. ft.	(5)
One Culver Office	1	Culver City, CA	Mar. 2022	90%	374 sq. ft.	100%
Montreal Office Portfolio	2	Westmount & Montreal, QC	Mar. 2022	98%	412 sq. ft.	93%
Atlanta Tech Center 2.0 Office	1	Atlanta, GA	June 2022	100%	318 sq. ft.	100%
Adare Office	1	Dublin, Ireland	Aug. 2022	75%	517 sq. ft.	100%
Total Office	11				4,684 sq. ft.

Hospitality:
Hyatt Place UC Davis	1	Davis, CA	Jan. 2017	100%	127 keys	66%
Hyatt Place San Jose Downtown	1	San Jose, CA	June 2017	100%	240 keys	76%
Florida Select-Service 4-Pack	1	Tampa, FL	July 2017	100%	113 keys	83%
Hyatt House Downtown Atlanta	1	Atlanta, GA	Aug. 2017	100%	150 keys	68%
Boston/Worcester Select-Service 3-Pack	1	Chelsea, MA	Oct. 2017	100%	140 keys	77%
Henderson Select-Service 2-Pack	2	Henderson, NV	May 2018	100%	228 keys	71%
Orlando Select-Service 2-Pack	2	Orlando, FL	May 2018	100%	254 keys	82%
Corporex Select Service Portfolio	1	Rohnert Park, CA	Aug. 2018	100%	102 keys	75%
Hampton Inn & Suites Federal Way	1	Seattle, WA	Oct. 2018	100%	142 keys	75%
Courtyard Kona	1	Kailua-Kona, HI	Mar. 2019	100%	455 keys	76%
Raven Select Service Portfolio	10	Various	June 2019	100%	1,291 keys	75%
Urban 2-Pack	1	Chicago, IL	July 2019	100%	337 keys	69%
Hyatt Regency Atlanta	1	Atlanta, GA	Sept. 2019	100%	1,260 keys	64%
RHW Select Service Portfolio	6	Colorado Springs, CO	Nov. 2019	100%	557 keys	72%
Key West Select Service Portfolio	6	Key West, FL	Oct. 2021	100%	519 keys	84%
Sunbelt Select Service Portfolio	3	Various	Dec. 2021	100%	716 keys	71%
HGI Austin University Select Service	1	Austin, TX	Dec. 2021	100%	214 keys	71%
Sleep Extended Stay Hotel Portfolio(11)	195	Various	July 2022	30%	24,802 keys	(5)
Halo Select Service Portfolio	7	Various	Aug. & Oct. 2022	100%	1,409 keys	79%
Total Hospitality	242				33,056 keys

Retail:
Bakers Centre	1	Philadelphia, PA	Mar. 2017	100%	238 sq. ft.	100%
Plaza Del Sol Retail	1	Burbank, CA	Oct. 2017	100%	167 sq. ft.	98%

Vista Center	1	Miami, FL	Aug. 2018	100%	89 sq. ft.	99%
El Paseo Simi Valley	1	Simi Valley, CA	June 2019	100%	108 sq. ft.	98%
Towne Center East	1	Signal Hill, CA	Sept. 2019	100%	163 sq. ft.	99%
Plaza Pacoima	1	Pacoima, CA	Oct. 2019	100%	204 sq. ft.	100%
Canarsie Plaza	1	Brooklyn, NY	Dec. 2019	100%	274 sq. ft.	100%
SoCal Grocery Portfolio	6	Various	Jan. 2020	100%	685 sq. ft.	96%
Northeast Tower Center	1	Philadelphia, PA	Aug. 2021	100%	301 sq. ft.	99%
Southeast Retail Portfolio(11)	6	Various	Oct. 2021	50%	1,228 sq. ft.	(5)
Bingo Retail Portfolio	10	Various	Dec. 2021	100%	1,767 sq. ft.	97%
Pike Retail Portfolio(6)(13)	29	Various	June 2022	Various(13)	3,111 sq. ft.	96%
Tricon-Retail(11)	1	Toronto, Canada	May 2024	12%	31 sq. ft.	(5)
Total Retail	60				8,366 sq. ft.

Total Investments in Real Estate	4,493
(1)Rental Housing includes multifamily and other types of rental housing such as student, affordable and single family rental housing. Rental Housing units include multifamily units, student housing units, affordable housing units and single family rental homes. Single family rental homes are accounted for in rental housing units and are not reflected in the number of properties.
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
(5)For our data centers, industrial, net lease, office and retail investments, occupancy includes all leased square footage as of September 30, 2026. For our multifamily, student housing and affordable housing investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2026. For our single family rental housing investments, the occupancy rate includes occupied homes for the month ended September 30, 2026. The average occupancy rate for our hospitality investments includes paid occupied rooms for the 12 months ended September 30, 2026. Hospitality investments owned less than 12 months are excluded from the average occupancy rate calculation. Unconsolidated investments are excluded from occupancy rate calculations.
(6)Represents Preferred Apartment Communities.
(7)Includes various ownership interests in 11 unconsolidated multifamily properties.
(8)Includes a 100% interest in 12,749 consolidated single family rental homes, a 44% interest in 7,761 unconsolidated single family rental homes, and a 12% interest in 1,219 unconsolidated single family rental homes.
(9)Includes various ownership interests in 40,447 unconsolidated single family rental homes.
(10)Includes various ownership interests in 304 consolidated affordable housing properties and four unconsolidated affordable housing properties.
(11)Investment is unconsolidated.
(12)Includes various ownership interests in 87 consolidated industrial properties and 19 unconsolidated industrial properties.
(13)Includes 28 wholly owned retail properties and a 50% interest in one unconsolidated retail property.
(14)Includes properties held by DSTs as of September 30, 2026.

Lease Expirations
The following schedule details the expiring leases at our consolidated data centers, industrial, net lease, office and retail properties by annualized base rent and square footage as of September 30, 2026 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	169	$39,927	2%	13,837	9%
2027	566	151,380	9%	18,881	12%
2028	583	195,993	11%	24,006	15%
2029	513	201,988	12%	22,238	14%
2030	418	199,006	11%	19,797	13%
2031	383	148,292	9%	17,513	11%
2032	161	101,852	6%	11,184	7%
2033	117	57,967	3%	5,651	4%
2034	62	27,978	2%	3,574	2%
2035	63	24,273	1%	1,914	1%
Thereafter	136	582,791	34%	17,544	12%
Total	3,171	$1,731,447	100%	156,139	100%
(1)Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2026 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt
The following charts further describe the diversification of our investments in real estate debt by credit rating and collateral type, and includes our investments in CMBS, RMBS, mortgage loans, other debt secured by real estate assets, and an investment in a credit contract, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets, based on fair value as of September 30, 2026:

Collateral Type

Hospitality
2%
Other
4%
Office
4%
Data Center
6%
Rental
Housing
34%
Diversified
10%
Net Lease
10%
Industrial
30%

Credit Rating[1]

CCC and
Below
1%
Not Rated[2]
19%
Private
CRE Loans
13%
AAA
10%
AA
1%
A
1%
BBB
14%
BB
22%
B
19%

(1)"AA" represents credit ratings of AA+, AA, and AA-, "A" represents credit ratings of A+, A, and A-, "BBB" represents credit ratings of BBB+, BBB, and BBB-, "BB" represents credit ratings of BB+, BB, and BB-, "B" represents credit ratings of B+, B, and B-, and "CCC" and below represents credit ratings of CCC+ and below.
(2)Not rated positions have a weighted-average LTV at origination of 67% and are primarily composed of industrial (58%) and rental housing (33%) assets.

The following table details our investments in real estate debt as of September 30, 2026 ($ in thousands):

	September 30, 2026
Type of Security/Loan(1)	Weighted Average Coupon(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS(4)	+3.6%	6/1/2040	$3,718,267	$3,704,544	$3,532,664
RMBS	6.0%	1/20/2064	237,981	235,323	215,118
Corporate bonds	+2.6%	8/15/2032	488,973	482,571	476,404
Total real estate securities	7.0%	9/23/2040	4,445,221	4,422,438	4,224,186
Commercial real estate loans	+4.7%	3/14/2028	617,876	611,669	618,043
Other investments(5)	N/A	N/A	97,432	97,432	99,974
Total investments in real estate debt	7.2%	4/25/2036	$5,160,529	$5,131,539	$4,942,203
(1)Includes our investments in CMBS, RMBS, mortgage loans, and other debt secured by real estate assets, and excludes the impact of consolidating the loans that serve as collateral for certain of our debt securities on our Consolidated GAAP Balance Sheets.
(2)The symbol “+” means that the figure represents a spread over the relevant floating benchmark rates, which include Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), and Euro Interbank Offer Rate (“EURIBOR”), as applicable to each security and loan. Fixed rate CMBS and commercial real estate loans are reflected as a spread over the relevant floating benchmark rates as of September 30, 2026 for purposes of the weighted averages. Weighted average coupon for CMBS does not include zero-coupon securities. As of September 30, 2026, we have interest rate swaps outstanding with a notional value of $0.8 billion that effectively convert a portion of our fixed rate investments in real estate debt to floating rates. Total weighted average coupon does not include the impact of such interest rate swaps or other derivatives.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Face amount excludes interest-only securities with a notional amount of $0.2 billion as of September 30, 2026. In addition, CMBS includes zero-coupon securities of less than $0.1 billion as of September 30, 2026.
(5)Includes an interest in an unconsolidated joint venture with the Federal Deposit Insurance Corporation that holds investments in real estate debt and the Company's investment in a credit contract. See Note 13 to the condensed consolidated financial statements for additional details on credit contracts. Weighted average coupon and weighted average maturity date are excluded for the Company's unconsolidated joint venture and investment in a credit contract.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$
Revenues
Rental revenue	$1,573,612	$1,719,143	$(145,531)
Hospitality revenue	132,949	123,399	9,550
Other revenue	85,863	100,902	(15,039)
Total revenues	1,792,424	1,943,444	(151,020)
Expenses
Rental property operating	777,835	827,809	(49,974)
Hospitality operating	94,443	89,125	5,318
General and administrative	12,674	17,958	(5,284)
Management fee	181,275	166,757	14,518
Performance participation allocation	163,016	124,029	38,987
Impairment of investments in real estate	496,681	27,386	469,295
Depreciation and amortization	721,775	788,475	(66,700)
Total expenses	2,447,699	2,041,539	406,160
Other income (expense)
Income (loss) from unconsolidated entities	475,615	(149,792)	625,407
Income from investments in real estate debt	60,098	142,396	(82,298)
Change in net assets of consolidated securitization vehicles	10,593	18,613	(8,020)
Income (loss) from interest rate derivatives	119,469	(159,269)	278,738
Net gain on dispositions of real estate	366,087	332,883	33,204
Interest expense, net	(676,137)	(768,735)	92,598
Gain (loss) on extinguishment of debt	17,607	(17,186)	34,793
Other expense	(14,182)	(14,332)	150
Total other income (expense)	359,150	(615,422)	974,572
Net loss	$(296,125)	$(713,517)	$417,392
Net loss attributable to non-controlling interests in consolidated subsidiaries	$117,175	$18,164	$99,011
Net loss attributable to non-controlling interests in BREIT OP	18,060	56,671	(38,611)
Net loss attributable to BREIT stockholders	$(160,890)	$(638,682)	$477,792
Rental Revenue
During the three months ended September 30, 2026, rental revenue decreased $145.5 million as compared to the three months ended September 30, 2025. The decrease can primarily be attributed to a $173.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2025 to September 30, 2026, partially offset by a $27.6 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the three months ended September 30, 2026, hospitality revenue increased $9.6 million as compared to the three months ended September 30, 2025. The increase can primarily be attributed to an $11.4 million increase in Same Property revenues, partially offset by a $1.8 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2025 to September 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property revenues.

Other Revenue

During the three months ended September 30, 2026, other revenue decreased $15.0 million as compared to the three months ended September 30, 2025. The decrease can primarily be attributed to a $12.6 million decrease in Non-Same Property revenues due to the real estate dispositions we made from July 1, 2025 to September 30, 2026 and a $2.4 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the three months ended September 30, 2026, rental property operating expenses decreased $50.0 million as compared to the three months ended September 30, 2025. The decrease can primarily be attributed to a $49.6 million decrease in Non-Same Property operating expenses, due to the real estate dispositions we made from July 1, 2025 to September 30, 2026, and a $0.4 million decrease in Same Property operating expenses. See “Same Property NOI” section for further details of the decrease in Same Property operating expenses.
Hospitality Operating Expenses
During the three months ended September 30, 2026, hospitality operating expenses increased $5.3 million as compared to the three months ended September 30, 2025. The increase can primarily be attributed to a $7.1 million increase in Same Property operating expenses, partially offset by a $1.8 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from July 1, 2025 to September 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
General and Administrative Expenses
During the three months ended September 30, 2026, general and administrative expenses decreased $5.3 million compared to the three months ended September 30, 2025. The decrease was due to decreases in various corporate level expenses during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Management Fee
During the three months ended September 30, 2026, the management fee increased $14.5 million compared to the three months ended September 30, 2025. The increase was due to a higher average NAV during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Performance Participation Allocation
During the three months ended September 30, 2026, the performance participation allocation expense increased $39.0 million compared to the three months ended September 30, 2025. The increase was the result of a higher total return for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Impairment of Investments in Real Estate

During the three months ended September 30, 2026, impairments of investments in real estate increased $469.3 million compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, we recognized an aggregate $496.7 million of impairment charges including (i) $453.7 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, and (ii) $43.0 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.

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
Depreciation and Amortization
During the three months ended September 30, 2026, depreciation and amortization decreased $66.7 million compared to the three months ended September 30, 2025. The decrease was primarily driven by the impact of disposition activity from July 1, 2025 through September 30, 2026.
Income (Loss) from Unconsolidated Entities
During the three months ended September 30, 2026, income from unconsolidated entities increased $625.4 million compared to the three months ended September 30, 2025. The increase was primarily driven by (i) increases in the fair value of interest rate derivatives of $592.9 million and (ii) increases in unrealized gains in the fair value of unconsolidated entities carried at fair value of $94.0 million, partially offset by (iii) increases in interest expense of $52.0 million.

Income from Investments in Real Estate Debt
During the three months ended September 30, 2026, income from investments in real estate debt decreased $82.3 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to net unrealized/realized losses of $16.9 million on our investments in real estate debt during the three months ended September 30, 2026, compared to net unrealized/realized gains of $34.8 million on our investments in real estate debt during the three months ended September 30, 2025, and a decrease of $30.6 million in interest income as a result of sales and repayments of loans and other investments in real estate debt.
Change in Net Assets of Consolidated Securitization Vehicles
During the three months ended September 30, 2026, the change in net assets of consolidated securitization vehicles decreased $8.0 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to a decrease of $13.4 million in interest income as a result of sales of our investments in such securitization vehicles and repayments of the underlying loans within such securitization vehicles, partially offset by net unrealized/realized gains of $0.5 million during the three months ended September 30, 2026, compared to net unrealized/realized losses of $4.9 million during the three months ended September 30, 2025.
Income (Loss) from Interest Rate Derivatives
During the three months ended September 30, 2026, income from interest rate derivatives increased $278.7 million compared to the three months ended September 30, 2025. The increase was primarily attributable to unrealized gains related to the increase in the fair value of interest rate derivatives.
Net Gain on Dispositions of Real Estate
During the three months ended September 30, 2026, net gain on dispositions of real estate increased $33.2 million compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, we recorded $366.1 million of net gains from the disposition of 65 rental housing properties, nine industrial properties and one office property. During the three months ended September 30, 2025, we recorded $332.9 million of net gains from the disposition of 24 rental housing properties, 17 industrial properties, three hospitality properties and one retail property.
Interest Expense, Net
During the three months ended September 30, 2026, net interest expense decreased $92.6 million compared to the three months ended September 30, 2025. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions and the corresponding payoff of debt related to such dispositions from July 1, 2025 to September 30, 2026.
Gain (Loss) on Extinguishment of Debt
During the three months ended September 30, 2026, we had a net gain on extinguishment of debt of $17.6 million, primarily driven by the extinguishment of debt in connection with the sale of an office property and the related settlement of the associated loan obligation, partially offset by refinancing and disposition activity. During the three months ended September 30, 2025, we had a net loss on extinguishment of debt of $17.2 million, primarily driven by refinancing and disposition activity.
Other Expense
During the three months ended September 30, 2026, other expense decreased $0.2 million compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in portfolio-level corporate costs.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$
Revenues
Rental revenue	$4,923,971	$5,322,192	$(398,221)
Hospitality revenue	414,611	396,714	17,897
Other revenue	252,135	278,091	(25,956)
Total revenues	5,590,717	5,996,997	(406,280)
Expenses
Rental property operating	2,337,888	2,515,584	(177,696)
Hospitality operating	286,571	281,232	5,339
General and administrative	45,228	50,958	(5,730)
Management fee	530,115	502,074	28,041
Performance participation allocation	562,788	355,028	207,760
Impairment of investments in real estate	731,148	368,757	362,391
Depreciation and amortization	2,224,775	2,424,225	(199,450)
Total expenses	6,718,513	6,497,858	220,655
Other income (expense)
Income (loss) from unconsolidated entities	459,125	(887,816)	1,346,941
Income from investments in real estate debt	220,541	408,928	(188,387)
Change in net assets of consolidated securitization vehicles	36,836	89,005	(52,169)
Income (loss) from interest rate derivatives	73,429	(758,028)	831,457
Net gain on dispositions of real estate	1,221,919	933,186	288,733
Interest expense, net	(1,976,236)	(2,312,297)	336,061
Loss on extinguishment of debt	(19,723)	(54,060)	34,337
Other expense	(35,928)	(40,341)	4,413
Total other income (expense)	(20,037)	(2,621,423)	2,601,386
Net loss	$(1,147,833)	$(3,122,284)	$1,974,451
Net loss attributable to non-controlling interests in consolidated subsidiaries	$135,706	$78,416	$57,290
Net loss attributable to non-controlling interests in BREIT OP	92,357	220,071	(127,714)
Net loss attributable to BREIT stockholders	$(919,770)	$(2,823,797)	$1,904,027
Rental Revenue
During the nine months ended September 30, 2026, rental revenue decreased $398.2 million as compared to the nine months ended September 30, 2025. The decrease can primarily be attributed to a $474.8 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to September 30, 2026, partially offset by a $76.6 million increase in Same Property revenues. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Hospitality Revenue
During the nine months ended September 30, 2026, hospitality revenue increased $17.9 million as compared to the nine months ended September 30, 2025. The increase can primarily be attributed to a $25.0 million increase in Same Property revenues, partially offset by a $7.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to September 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property revenues.
Other Revenue
During the nine months ended September 30, 2026, other revenue decreased $26.0 million as compared to the nine months ended September 30, 2025. The decrease can primarily be attributed to a $23.1 million decrease in Non-Same Property revenues due to the real estate dispositions we made from January 1, 2025 to September 30, 2026 and a $2.9 million decrease in Same Property revenues. See “Same Property NOI” section for further details of the decrease in Same Property revenues.

Rental Property Operating Expenses
During the nine months ended September 30, 2026, rental property operating expenses decreased $177.7 million as compared to the nine months ended September 30, 2025. The decrease can primarily be attributed to a $191.1 million decrease in Non-Same Property operating expenses due to the real estate dispositions we made from January 1, 2025 to September 30, 2026, partially offset by a $13.4 million increase in Same Property operating expenses. See “Same Property NOI” section for further details of the increase in Same Property operating expenses.
Hospitality Operating Expenses
During the nine months ended September 30, 2026, hospitality operating expenses increased $5.3 million as compared to the nine months ended September 30, 2025. The increase can primarily be attributed to a $17.0 million increase in Same Property hospitality operating expenses, partially offset by an $11.7 million decrease in Non-Same Property hospitality operating expenses due to the real estate dispositions we made from January 1, 2025 to September 30, 2026. See “Same Property NOI” section for further details of the increase in Same Property hospitality operating expenses.
General and Administrative Expenses
During the nine months ended September 30, 2026, general and administrative expenses decreased $5.7 million compared to the nine months ended September 30, 2025. The decrease was due to a decrease in various corporate level expenses during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Management Fee
During the nine months ended September 30, 2026, the management fee increased $28.0 million compared to the nine months ended September 30, 2025. The increase was due to a higher average NAV during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Performance Participation Allocation
During the nine months ended September 30, 2026, the performance participation allocation expense increased $207.8 million compared to the nine months ended September 30, 2025. The increase was the result of a higher total return for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Impairment of Investments in Real Estate

During the nine months ended September 30, 2026, impairments of investments in real estate increased $362.4 million compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we recognized an aggregate $731.1 million of impairment charges including (i) $621.9 million related to certain properties as a result of updates to the undiscounted cash flow assumptions, primarily to account for a shorter hold period, and (ii) $109.2 million related to certain held-for-sale real estate investments where their GAAP carrying amount exceeded their fair value, less estimated closing costs.
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
Depreciation and Amortization
During the nine months ended September 30, 2026, depreciation and amortization decreased $199.5 million compared to the nine months ended September 30, 2025. The decrease was primarily driven by the impact of disposition activity from January 1, 2025 through September 30, 2026.
Income (Loss) from Unconsolidated Entities
During the nine months ended September 30, 2026, we had income from unconsolidated entities of $459.1 million primarily attributable to unrealized gains related to the change in the fair value of interest rate derivatives. During the nine months ended September 30, 2025, we had a loss from unconsolidated entities of $887.8 million, driven by our QTS Data Centers investment, attributable to unrealized losses related to the change in the fair value of interest rate derivatives, depreciation and amortization, and one-time buyout costs.

Income from Investments in Real Estate Debt
During the nine months ended September 30, 2026, income from investments in real estate debt decreased $188.4 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to net unrealized/realized losses of $7.7 million on our investments in real estate debt and related derivatives during the nine months ended September 30, 2026, compared to net unrealized/realized gains of $74.4 million on our investments in real estate debt and related derivatives during the nine months ended September 30, 2025, combined with a decrease of $110.6 million in interest income as a result of sales and repayments of loans and other investments in real estate debt.
Change in Net Assets of Consolidated Securitization Vehicles
During the nine months ended September 30, 2026, the change in net assets of consolidated securitization vehicles decreased $52.2 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease of interest income as a result of sales of our investments in such securitization vehicles and repayments of the underlying loans within such securitization vehicles.
Income (Loss) from Interest Rate Derivatives
During the nine months ended September 30, 2026, income from interest rate derivatives increased $831.5 million compared to the nine months ended September 30, 2025. The increase was primarily attributable to unrealized gains related to the increase in the fair value of interest rate derivatives.
Net Gain on Dispositions of Real Estate
During the nine months ended September 30, 2026, net gain on dispositions of real estate increased $288.7 million compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we recorded $1.2 billion of net gains from the disposition of 111 rental housing properties, 79 self storage properties, 71 industrial properties, three office properties, and one retail property. During the nine months ended September 30, 2025, we recorded $933.2 million of net gains from the disposition of 67 industrial properties, 61 rental housing properties, four retail properties, and four hospitality properties.
Interest Expense, Net
During the nine months ended September 30, 2026, net interest expense decreased $336.1 million compared to the nine months ended September 30, 2025. The decrease was primarily due to lower outstanding borrowings, primarily resulting from real estate dispositions from January 1, 2025 to September 30, 2026.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2026, we had a net loss on extinguishment of debt of $19.7 million, primarily driven by sales and refinancing activity, partially offset by a gain on extinguishment of debt in connection with the sale of an office property and the related settlement of the associated loan obligation. During the nine months ended September 30, 2025, we had a net loss on extinguishment of debt of $54.1 million, primarily driven by refinancing and disposition activity.
Other Expense
During the nine months ended September 30, 2026, other expense decreased $4.4 million compared to the nine months ended September 30, 2025. The decrease was primarily due to decreases in portfolio-level corporate costs.

Same Property NOI
Net Operating Income (“NOI”) is a supplemental non-GAAP measure of our property operating results that we believe is meaningful because it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate. We define NOI as operating revenues less operating expenses, which exclude (i) impairment of investments in real estate, (ii) depreciation and amortization, (iii) straight-line rental income and expense, (iv) amortization of above- and below-market lease intangibles, (v) amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income, (vi) lease termination fees, (vii) portfolio-level corporate costs, (viii) other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) incentive compensation awards, (e) income (loss) from investments in real estate debt, (f) change in net assets of consolidated securitization vehicles, (g) income (loss) from interest rate derivatives, (h) net gain on dispositions of real estate, (i) interest expense, net, (j) gain (loss) on extinguishment of debt, (k) other income (expense), and (l) buyout costs and (ix) similar adjustments for NOI attributable to non-controlling interests and unconsolidated entities.
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

For the three months ended September 30, 2026 and 2025, our Same Property portfolio consisted of 668 rental housing, 2,847 industrial, 50 net lease, 57 data center, 240 hospitality, 59 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$
Net loss	$(296,125)	$(713,517)	$417,392
Adjustments to reconcile to Same Property NOI
General and administrative	12,674	17,958	(5,284)
Management fee	181,275	166,757	14,518
Performance participation allocation	163,016	124,029	38,987
Impairment of investments in real estate	496,681	27,386	469,295
Depreciation and amortization	721,775	788,475	(66,700)
(Income) loss from unconsolidated entities	(475,615)	149,792	(625,407)
Income from investments in real estate debt	(60,098)	(142,396)	82,298
Change in net assets of consolidated securitization vehicles	(10,593)	(18,613)	8,020
(Income) loss from interest rate derivatives	(119,469)	159,269	(278,738)
Net gain on dispositions of real estate	(366,087)	(332,883)	(33,204)
Interest expense, net	676,137	768,735	(92,598)
(Gain) loss on extinguishment of debt	(17,607)	17,186	(34,793)
Other expense	14,182	14,332	(150)
Portfolio-level corporate costs(1)	152,761	133,653	19,108
Incentive compensation awards(2)	15,741	9,621	6,120
Lease termination fees	(234)	(273)	39
Amortization of above and below-market lease intangibles	(6,388)	(8,690)	2,302
Straight-line rental income and expense	(31,767)	(31,289)	(478)
NOI from unconsolidated entities	372,808	280,206	92,602
NOI attributable to non-controlling interests in consolidated joint ventures	(98,209)	(103,613)	5,404
NOI attributable to BREIT stockholders	1,324,858	1,306,125	18,733
Less: Non-Same Property NOI attributable to BREIT stockholders	129,932	163,072	(33,140)
Same Property NOI attributable to BREIT stockholders	$1,194,926	$1,143,053	$51,873
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues
Rental revenue	$1,472,104	$1,444,520	$27,584	2%
Hospitality revenue	132,861	121,432	11,429	9%
Other revenue	63,664	66,056	(2,392)	(4)%
Total revenues	1,668,629	1,632,008	36,621	2%

Expenses
Rental property operating	564,440	564,881	(441)	—%
Hospitality operating	92,868	85,775	7,093	8%
Total expenses	657,308	650,656	6,652	1%

Same Property NOI attributable to non-controlling interests in consolidated joint ventures	(95,682)	(99,226)	3,544	(4)%
Consolidated Same Property NOI attributable to BREIT stockholders	915,639	882,126	33,513	4%
Same Property NOI from unconsolidated entities	279,287	260,927	18,360	7%
Same Property NOI attributable to BREIT stockholders	$1,194,926	$1,143,053	$51,873	5%
Same Property – Rental Revenue
Same Property rental revenue increased $27.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to a $21.2 million increase in base rental revenue, a $5.6 million increase in tenant reimbursement income as a result of higher operating expenses, and a $0.8 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):

	Three Months Ended September 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2026	2025
Rental Housing	$930,272	$932,780	$(2,508)	(1)%	+1%
Industrial	220,715	202,052	18,663	+2%	+7%
Net Lease	123,099	120,685	2,414	—%	+2%
Retail	36,692	35,574	1,118	—%	+3%
Office	30,527	30,156	371	—%	+1%
Data Centers	11,490	10,335	1,155	—%	+11%
Total base rental revenue	$1,352,795	$1,331,582	$21,213
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $11.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in hospitality revenue was primarily due to increases in average daily rate and occupancy and an increase in food and beverage revenue at our hotels during three months ended September 30, 2026.

Same Property – Other Revenue
Same Property other revenue decreased $2.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to decreased ancillary and other income at our rental housing properties during the three months ended September 30, 2026.
Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses decreased $0.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in rental property operating expenses was primarily the result of decreased real estate taxes and general operating expenses at our rental housing properties during the three months ended September 30, 2026.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $7.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in hospitality operating expenses was primarily the result of increased general operating expenses resulting from increased occupancy at our hotels during the three months ended September 30, 2026.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $18.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

For the nine months ended September 30, 2026 and 2025, our Same Property portfolio consisted of 667 rental housing, 2,840 industrial, 53 data center, two net lease, 240 hospitality, 59 retail, and 11 office properties. The following table reconciles GAAP net loss to Same Property NOI for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$
Net loss	$(1,147,833)	$(3,122,284)	$1,974,451
Adjustments to reconcile to Same Property NOI
General and administrative	45,228	50,958	(5,730)
Management fee	530,115	502,074	28,041
Performance participation allocation	562,788	355,028	207,760
Impairment of investments in real estate	731,148	368,757	362,391
Depreciation and amortization	2,224,775	2,424,225	(199,450)
(Income) loss from unconsolidated entities	(459,125)	887,816	(1,346,941)
Income from investments in real estate debt	(220,541)	(408,928)	188,387
Change in net assets of consolidated securitization vehicles	(36,836)	(89,005)	52,169
(Income) loss from interest rate derivatives	(73,429)	758,028	(831,457)
Net gain on dispositions of real estate	(1,221,919)	(933,186)	(288,733)
Interest expense, net	1,976,236	2,312,297	(336,061)
Loss on extinguishment of debt	19,723	54,060	(34,337)
Other expense	35,928	40,341	(4,413)
Portfolio-level corporate costs(1)	469,099	463,857	5,242
Incentive compensation awards(2)	47,427	44,680	2,747
Lease termination fees	(416)	(3,139)	2,723
Amortization of above and below-market lease intangibles	(20,560)	(27,977)	7,417
Straight-line rental income and expense	(102,592)	(100,272)	(2,320)
NOI from unconsolidated entities	1,063,206	801,416	261,790
NOI attributable to non-controlling interests in consolidated subsidiaries	(339,517)	(345,167)	5,650
NOI attributable to BREIT stockholders	4,082,905	4,033,579	49,326
Less: Non-Same Property NOI attributable to BREIT stockholders	530,662	594,440	(63,778)
Same Property NOI attributable to BREIT stockholders	$3,552,243	$3,439,139	$113,104
(1) Portfolio-level corporate costs include accounting and tax services, legal and professional fees, treasury services, asset management fees, income and franchise taxes, casualty losses, and other non-operating expenses incurred at the portfolio level.
(2) Included in rental property operating and hospitality operating expense on our Condensed Consolidated Statements of Operations.

The following table details the components of Same Property NOI for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenues
Rental revenue	$4,457,760	$4,381,174	$76,586	2%
Hospitality revenue	414,394	389,408	24,986	6%
Other revenue	173,912	176,849	(2,937)	(2)%
Total revenues	5,046,066	4,947,431	98,635	2%

Expenses
Rental property operating	1,635,454	1,622,053	13,401	1%
Hospitality operating	277,749	260,774	16,975	7%
Total expenses	1,913,203	1,882,827	30,376	2%

Same Property NOI attributable to non-controlling interests in consolidated subsidiaries	(327,903)	(326,496)	(1,407)	—%
Consolidated Same Property NOI attributable to BREIT stockholders	2,804,960	2,738,108	66,852	2%
Same Property NOI from unconsolidated entities	747,283	701,031	46,252	7%
Same Property NOI attributable to BREIT stockholders	$3,552,243	$3,439,139	$113,104	3%
Same Property – Rental Revenue
Same Property rental revenue increased $76.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to a $58.5 million increase in base rental revenue, a $15.3 million increase in tenant reimbursement income as a result of higher operating expenses, and a $2.8 million decrease in our bad debt reserve. Our bad debt reserve represents the amount of rental revenue we anticipate we will not be able to collect from our tenants.
The following table details the changes in base rental revenue period over period ($ in thousands):(1)

	Nine Months Ended September 30,		Change
			Change in Base Rental Revenue	Change in Occupancy Rate	Change in Average Effective Annual Base Rent Per Leased Square Foot/Unit
	2026	2025
Rental Housing	$2,848,285	$2,849,420	$(1,135)	(1)%	+1%
Industrial	640,935	596,560	44,375	+1%	+6%
Net Lease	367,528	360,322	7,206	—%	+2%
Retail	110,402	106,994	3,408	—%	+3%
Office	91,658	89,221	2,437	—%	+3%
Data Centers	33,106	30,891	2,215	—%	+7%
Total base rental revenue	$4,091,914	$4,033,408	$58,506

(1) Excludes our investments in unconsolidated entities.
Same Property – Hospitality Revenue
Same Property hospitality revenue increased $25.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in hospitality revenue was primarily due to increases in average daily rate and occupancy and an increase in food and beverage revenue at our hotels during the nine months ended September 30, 2026.
Same Property – Other Revenue
Same Property other revenue decreased $2.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to decreased ancillary income at our rental housing properties during the nine months ended September 30, 2026.

Same Property – Rental Property Operating Expenses
Same Property rental property operating expenses increased $13.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in rental property operating expenses was primarily the result of increased real estate taxes and general operating expenses at our rental housing and industrial properties during the nine months ended September 30, 2026.
Same Property – Hospitality Operating Expenses
Same Property hospitality operating expenses increased $17.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in hospitality operating expenses was primarily the result of increased food and beverage and other operating expenses resulting from increased occupancy at our hotels during the nine months ended September 30, 2026.
Same Property NOI from Unconsolidated Entities
Same Property NOI from unconsolidated entities increased $46.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to additional base rent associated with increased occupancy at our QTS Data Centers investment.

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

The following table presents a reconciliation of net loss attributable to BREIT stockholders and OP unitholders to FFO, AFFO and FAD attributable to BREIT stockholders and OP unitholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025(1)	2026	2025(1)
Net loss attributable to BREIT stockholders	$(160,890)	$(638,682)	$(919,770)	$(2,823,797)
Net loss attributable to OP unitholders	(18,060)	(56,671)	(92,357)	(220,071)
Net loss attributable to BREIT stockholders and OP unitholders	(178,950)	(695,353)	(1,012,127)	(3,043,868)
Adjustments to arrive at FFO:
Depreciation and amortization	721,775	788,475	2,224,775	2,424,225
Impairment of investments in real estate	496,681	27,386	731,148	368,757
Net gain on dispositions of real estate	(366,087)	(332,883)	(1,221,919)	(933,186)
Net gain on change in control	(11,791)	(1,964)	(8,468)	(26,144)
Allocable share of adjustments related to unconsolidated entities	214,291	128,988	570,209	343,694
Amount attributable to non-controlling interests for above adjustments	(156,754)	(55,897)	(294,850)	(220,314)
FFO attributable to BREIT stockholders and OP unitholders	719,165	(141,248)	988,768	(1,086,836)
Adjustments to arrive at AFFO:
Performance participation allocation	163,016	124,029	562,788	355,028
Incentive compensation awards	19,616	12,690	56,645	52,636
(Gain) loss on extinguishment of debt	(17,607)	17,186	19,723	54,060
Unrealized losses (gains) on investments in real estate debt and other investments(1)	11,998	(31,315)	(1,399)	(121,830)
Unrealized (gains) losses on derivatives(1)	(115,112)	160,004	(64,759)	769,275
Straight-line rental income and expense	(38,950)	(36,608)	(119,219)	(102,189)
Amortization of deferred financing costs	44,562	51,771	137,122	160,077
Amortization of restricted stock awards	300	300	900	900
Other(2)	2,499	6,720	203	33,642
Allocable share of adjustments related to unconsolidated entities	(557,110)	112,766	(623,629)	817,350
Amount attributable to non-controlling interests for above adjustments	167	3,082	3,341	6,172
AFFO attributable to BREIT stockholders and OP unitholders	232,544	279,377	960,484	938,285
Adjustments to arrive at FAD:
Management fee	181,275	166,757	530,115	502,074
Recurring tenant improvements, leasing commissions, and other capital expenditures(3)	(204,543)	(204,271)	(483,978)	(496,582)
Stockholder servicing fees	(38,673)	(39,286)	(114,797)	(119,281)
Realized losses on investments in real estate debt and other investments	2,972	2,244	3,204	38,585
Allocable share of adjustments related to unconsolidated entities	(36,654)	(27,693)	(94,359)	(74,285)
Amount attributable to non-controlling interests for above adjustments	16,351	15,561	29,290	31,552
FAD attributable to BREIT stockholders and OP unitholders	$153,272	$192,689	$829,959	$820,348
(1)The prior period has been recast to present unrealized (gains) losses on investments in real estate debt and other investments and unrealized losses on derivatives in a consistent manner with the current period presentation.
(2)Other adjustments to arrive at AFFO for the three and nine months ended September 30, 2026 and 2025 primarily include severance costs, amortization of above-and-below market lease intangibles, forfeited investment deposits, amortization of mortgage premium/discount, and amortization of accumulated unrealized gains on derivatives previously recognized in other comprehensive income.
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
Our total NAV presented in the following tables includes the NAV of our Class I, Class S, Class S-2, Class D, Class D-2, Class T, Class T-2, Class C shares, and Class L shares, as well as the partnership interests of BREIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate(1)	$88,636,059
Investments in real estate debt	4,942,203
Investments in unconsolidated entities(2)	23,189,872
Cash and cash equivalents	1,409,420
Restricted cash	785,758
Other assets	3,647,952
Mortgage loans, term loans, and revolving credit facilities, net	(52,847,102)
Secured financings of investments in real estate debt	(2,855,117)
Subscriptions received in advance	(209,848)
Other liabilities	(3,022,675)
Accrued performance participation allocation	(163,016)
Management fee payable	(60,562)
Accrued stockholder servicing fees(3)	(12,562)
Non-controlling interests in consolidated subsidiaries(4)	(5,698,257)
Net Asset Value	$57,742,125
Number of outstanding shares/units(5)	3,938,430

(1)Investments in real estate reflects the entire value of our consolidated real estate properties, including the $77.9 billion allocable to us and $10.7 billion allocable to third party joint venture interests in such investments as of September 30, 2026.
(2)Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2026, our allocable share of the gross real estate asset value held by such entities was $48.2 billion.
(3)Stockholder servicing fees only apply to Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class S, Class D and Class T shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class S-2, Class D-2 and Class T-2 as an offering cost, in each case, at the time we sell the applicable shares. As of September 30, 2026, the Company has accrued under GAAP $0.6 billion of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class S-2, Class D, Class D-2, Class T, and Class T-2 shares sold. The Dealer Manager does not retain any of these fees, all of which are retained by, or re-allowed (paid), to participating broker-dealers.
(4)Includes $265.2 million of net offering proceeds raised through the DST Program as of September 30, 2026.
(5)As of September 30, 2026, no Class L-2 or Class F shares were outstanding.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 ($ and shares/units in thousands, except per share/unit data):

Share Class	Net asset value	Number of outstanding shares/units(1)	NAV Per Share/Unit as of September 30, 2026
Class I Shares	$32,265,815	2,202,624	$14.6488
Class S Shares	16,120,096	1,101,393	14.6361
Class S-2 Shares	991,112	67,717	14.6361
Class D Shares	1,279,472	89,672	14.2684
Class D-2 Shares	119,123	8,349	14.2684
Class T Shares	379,754	26,408	14.3804
Class T-2 Shares	10,234	712	14.3804
Class C Shares	678,200	38,962	17.4067
Class L Shares	211,028	14,350	14.7062
Third Party Operating Partnership(2)	5,687,291	388,243	14.6488
Total	$57,742,125	3,938,430
(1)As of September 30, 2026, no Class L-2 or Class F shares were outstanding.
(2)Includes the partnership interests of BREIT OP held by BREIT Special Limited Partner, Class B unitholders, and other BREIT OP interests held by parties other than the Company.
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.4%
Industrial	7.5%	5.5%
Net Lease	6.9%	5.7%
Hospitality	10.9%	9.3%
Data Centers	8.9%	6.5%
Office	8.1%	5.6%
Retail	7.9%	6.3%
These assumptions are determined by our Adviser, and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all else equal, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Industrial Investment Values	Net Lease Investment Values	Hospitality Investment Values	Data Center Investment Values	Office Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	+1.8%	+2.0%	+1.8%	+1.6%	+0.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.8)%	(1.9)%	(1.8)%	(1.6)%	(0.7)%	(1.9)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+2.6%	+1.4%	+0.9%	+3.2%	+2.4%
(weighted average)	0.25% increase	(2.6)%	(3.1)%	(2.4)%	(1.3)%	(0.8)%	(2.9)%	(2.2)%

The following table reconciles stockholders’ equity and BREIT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2026
Stockholders’ equity	$17,199,397
Non-controlling interests attributable to BREIT OP	4,220,342
Total BREIT stockholders’ equity and BREIT OP partners’ capital under GAAP	21,419,739
Adjustments:
Accrued stockholder servicing fees	610,751
Accrued affiliated service provider incentive compensation awards	(65,637)
Accumulated depreciation and amortization under GAAP	16,665,710
Unrealized net real estate and real estate debt appreciation	19,111,562
NAV	$57,742,125
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

Distributions
Beginning in March 2017, we have declared monthly distributions for each class of our common stock and OP units, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since that time. Each class of our common stock and OP units received the same aggregate gross distribution of $0.4979 per share/unit for the nine months ended September 30, 2026. Class C shares currently have no distribution amount presented as the class is generally an accumulating share class whereby its share of income will accrete into its NAV. As of September 30, 2026, there were no Class L-2 shares or Class F shares outstanding. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share/unit and paid directly to the applicable distributor.
The following table details the total net distribution for each of our share classes and OP units for the nine months ended September 30, 2026:

Record Date	Class I Shares	Class S Shares	Class S-2 Shares	Class D Shares	Class D-2 Shares	Class T Shares	Class T-2 Shares	Class L Shares	OP Units
January 31, 2026	$0.0554	$0.0451	$0.0452	$0.0524	$0.0525	$0.0453	$0.0453	$0.0554	$0.0554
February 28, 2026	0.0544	0.0451	0.0451	0.0517	0.0517	0.0453	0.0453	0.0544	0.0544
March 31, 2026	0.0554	0.0451	0.0451	0.0524	0.0524	0.0453	0.0453	0.0554	0.0554
April 30, 2026	0.0551	0.0451	0.0451	0.0522	0.0522	0.0453	0.0453	0.0551	0.0551
May 31, 2026	0.0555	0.0451	0.0451	0.0525	0.0525	0.0452	0.0452	0.0555	0.0555
June 30, 2026	0.0553	0.0451	0.0451	0.0524	0.0524	0.0453	0.0453	0.0553	0.0553
July 31, 2026	0.0557	0.0451	0.0451	0.0527	0.0527	0.0453	0.0453	0.0557	0.0557
August 31, 2026	0.0557	0.0451	0.0451	0.0526	0.0526	0.0452	0.0452	0.0557	0.0557
September 30, 2026	0.0554	0.0451	0.0451	0.0525	0.0525	0.0453	0.0453	0.0554	0.0554
Total	$0.4979	$0.4059	$0.4060	$0.4714	$0.4715	$0.4075	$0.4075	$0.4979	$0.4979

The following table summarizes our distributions declared during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$885,383	49%	$897,047	50%
Reinvested in shares	912,593	51%	884,772	50%
Total distributions(1)	$1,797,976	100%	$1,781,819	100%
Sources of Distributions
Cash flows from operating activities(2)	$1,767,167	98%	$1,721,607	97%
Net gains from investment realizations(3)	30,809	2%	60,212	3%
Indebtedness	—	—%	—	—%
Total sources of distributions	$1,797,976	100%	$1,781,819	100%

Cash flows from operating activities	$1,767,167		$1,721,607
Net gains from investment realizations(3)	$484,637		$547,103
Funds from Operations(4)	$988,768		$(1,086,836)
Adjusted Funds from Operations(4)	$960,484		$938,285
Funds Available for Distribution(4)	$829,959		$820,348
(1)Excludes cash paid to third party joint venture partners of consolidated subsidiaries classified as non-controlling interests under GAAP.
(2)Our inception to date cash flows from operating activities, along with inception to date net gains from investment realizations, have funded 100% of our distributions to BREIT stockholders and OP unitholders through September 30, 2026.
(3)Year-to-date net gains from investment realizations includes (i) net gains and losses on dispositions of real estate, (ii) net realized gains and losses on sale of investments in real estate debt, and (iii) impairments of investments in real estate, which amounts are not included in cash flows from operating activities.
(4)Reflects amounts allocable to BREIT stockholders and OP unitholders. See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of FFO, AFFO, and FAD, for reconciliations of these items to GAAP net loss attributable to BREIT stockholders and OP unitholders, and for considerations on how to review these metrics.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $8.4 billion of liquidity as of November 5, 2026. When we refer to our liquidity, this includes amounts available under our undrawn revolving credit facilities of $7.2 billion as well as unrestricted cash and cash equivalents of $1.2 billion. We also expect $0.1 billion of net proceeds from dispositions under contract where we have received a non-refundable deposit as of November 5, 2026. We also generate incremental liquidity through our operating cash flows, which were $1.8 billion for the nine months ended September 30, 2026. We may also generate incremental liquidity through the sale of our real estate debt investments, which were carried at their estimated fair value of $4.9 billion as of September 30, 2026.

In addition, we remain moderately leveraged (43% as of September 30, 2026) and can generate additional liquidity through incurring additional indebtedness secured by our real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances will not be included as part of the calculation above. Our leverage ratio would be higher if the indebtedness on our real estate debt investments and pro rata share of debt within our unconsolidated investments were taken into account.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and units of BREIT OP, from which we have received cumulative net proceeds of $83.5 billion as of November 5, 2026.

Capital Resources
As of September 30, 2026, our indebtedness included loans secured by our properties, secured financings of our investments in real estate debt, and unsecured revolving credit facilities and term loans.
The following table is a summary of our indebtedness as of September 30, 2026 ($ in thousands):

	September 30, 2026			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans secured by our properties:
Fixed rate mortgages(3)	4.1%	6/11/2031	N/A	$18,077,097	$20,763,325
Variable rate loans secured by our properties:
Variable rate mortgages and term loans	+2.0%	6/25/2030	N/A	30,444,090	30,964,083
Variable rate secured revolving credit facilities	+1.9%	7/15/2030	$3,158,855	2,747,456	2,666,334
Variable rate warehouse facilities(4)	+1.3%	10/25/2028	$1,262,500	788,554	1,580,141
Total variable rate loans	+2.0%	6/12/2030		33,980,100	35,210,558
Total loans secured by our properties	5.2%	10/17/2030		52,057,197	55,973,883

Secured financings of investments in real estate debt:
Secured financings of investments in real estate debt	+1.0%	7/30/2027	N/A	2,855,117	2,921,671

Unsecured loans:
Unsecured term loans	+2.5%	2/21/2029	N/A	1,426,923	1,276,923
Unsecured variable rate revolving credit facilities	+2.5%	9/25/2028	$7,076,577	—	1,175,000
Affiliate revolving credit facility	+2.5%	12/15/2026	75,000	—	—
Total unsecured loans			$7,151,577	1,426,923	2,451,923

Total indebtedness				$56,339,237	$61,347,477

(1)“+” refers to the relevant floating benchmark rates, primarily SOFR and similar indices for non-USD facilities, as applicable to each loan or secured financing. As of September 30, 2026, we had outstanding interest rate swaps with an aggregate notional balance of $27.0 billion and interest rate caps with an aggregate notional balance of $19.7 billion that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)Weighted average maturity assumes maximum maturity date, including any extensions, where the Company, at its sole discretion, has one or more extension options.
(3)Includes $138.8 million and $201.9 million of loans related to investments in affordable housing properties as of September 30, 2026 and December 31, 2025, respectively. Such loans are generally from municipalities, housing authorities, and other third parties administered through government sponsored affordable housing programs. Certain of these loans may be forgiven if specific affordable housing conditions are maintained.
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

The following table is a summary of the impact of interest rate derivatives on our weighted average interest rate as of September 30, 2026:

Weighted average interest rate of loans secured by our properties	5.2%
Impact of interest rate swaps, caps and other interest rate derivatives	(0.9)%
Net weighted average interest rate of loans secured by our properties	4.3%
Public and Private Offerings
For the nine months ended September 30, 2026, we have received proceeds of $3.4 billion from the sale of shares of common stock in our continuous public and private offerings, and units of BREIT OP.
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

As of November 6, 2026, we have received cumulative net proceeds of $3.3 billion from selling an aggregate of 230.7 million shares of our common stock in the Current Offering (consisting of 147.0 million Class I shares, 21.3 million Class S shares, 48.7 million Class S-2 shares, 2.7 million Class D shares, 8.9 million Class D-2 shares, 1.1 million Class T shares, and 1.0 million Class T-2 shares).
Additionally, we have and may continue to conduct private offerings of Class I, Class S-2, Class T-2, Class D-2, Class C, Class L, and Class L-2 shares to accredited investors or other vehicles that hold our shares and other assets, as described in our prospectus. All such private offerings are or will be exempt from the registration provisions of the Securities Act.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. For the nine months ended September 30, 2026, we fulfilled $2.9 billion of repurchases requested, which represents all third party repurchase requests received for the nine months ended September 30, 2026. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$67,235,759	$10,533,976	$16,844,474	$28,914,839	$10,942,470
Ground leases	2,760,813	40,933	83,132	86,054	2,550,694
Total	$69,996,572	$10,574,909	$16,927,606	$29,000,893	$13,493,164

(1)The allocation of our indebtedness includes both principal and interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2026. The table above excludes consolidated senior CMBS positions owned by third parties, as these liabilities are non-recourse to us and can only be satisfied by repayment of the collateral loans underlying such securitizations.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$1,767,167	$1,721,607
Cash flows provided by investing activities	8,655,978	8,074,332
Cash flows used in financing activities	(10,573,627)	(10,153,863)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(150,482)	$(357,924)
Cash flows provided by operating activities increased $45.6 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to increased cash flows from distributions of earnings from unconsolidated entities.
Cash flows provided by investing activities increased $0.6 billion during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to (i) an increase of $1.7 billion in proceeds from sales and repayments of investments in real estate debt, (ii) an increase of $1.3 billion in proceeds from dispositions of real estate, (iii) an increase of $0.3 billion in repayments of real estate loans held by consolidated securitization vehicles and (iv) a decrease of $0.2 billion in investment in unconsolidated entities. This was partially offset by an increase of $2.9 billion in purchases of investments in real estate debt.
Cash flows used in financing activities increased $0.4 billion for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to a net increase in the repayment of borrowings of $3.1 billion. This was partially offset by a decrease of $1.8 billion in repurchases of common stock and an increase of $0.9 billion in proceeds from issuance of common stock.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion concerning recent accounting pronouncements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate indebtedness such that an increase in interest rates would result in higher net interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities, and through interest rate hedging agreements to fix or cap a majority of our variable rate debt. We have executed interest rate swaps with an aggregate net notional amount of $27.0 billion and interest rate caps with an aggregate net notional balance of $19.7 billion as of September 30, 2026 to hedge the risk of increasing interest rates. Changes in interest rates may also materially impact the fair value of our interest rate derivatives, which include interest rate swaps and caps, which are recorded at fair value on our Condensed Consolidated Balance Sheets.
As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was $38.3 billion and consisted of mortgage loans, secured and unsecured term loans, secured and unsecured revolving credit facilities, and secured financings on investments in real estate debt. Such variable rate indebtedness are indexed primarily to SOFR and similar indices for non-USD facilities, and other similar benchmark rates (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2026, assuming a hypothetical 25 basis point parallel increase in each of the Reference Rates would have resulted in increased interest expense of $6.9 million and $20.7 million, respectively, net of the impact of our interest rate swaps and caps. Assuming a hypothetical 25 basis point parallel decrease in interest rates as of September 30, 2026, the estimated change in fair value of our interest rate derivatives would have been approximately $0.1 billion, excluding the offsetting impact of underlying debt exposures. Depending on hedge designation, changes in the fair value of derivative instruments may be reflected in accumulated other comprehensive income or net income (loss).

The sensitivity analysis presented above is based on a hypothetical parallel shift in the applicable forward interest rate curves as of September 30, 2026, while holding all other variables constant. Actual results may differ materially from those presented due to non-parallel changes in interest rates and other factors.

Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program. Our hedging strategies may not fully offset changes in interest rates due to timing differences, basis risk, counterparty risk, changes in the amount of variable-rate indebtedness, or other factors.

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
Investments in Real Estate Debt, at Fair Value
As of September 30, 2026, we held $4.9 billion of investments in real estate debt, which excludes the impact of consolidating the underlying loans that serve as collateral for certain securitizations on our Condensed Consolidated Balance Sheets. Our investments in real estate debt are primarily floating-rate and indexed to the Reference Rates, and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a hypothetical 25 basis point parallel decrease in the Reference Rates would have resulted in a decrease to income from investments in real estate debt of $2.2 million and $6.6 million for the three and nine months ended September 30, 2026, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. As a result, the amount we may realize upon the sale or settlement of investments in real estate debt may differ from their carrying values.

Foreign Currency Risk
We are exposed to foreign currency risk related to our net investments in certain foreign operations. Changes in foreign exchange rates may impact the reported value of these investments, related earnings and cash flows, and foreign-currency-denominated financial instruments, including local-currency debt and derivative contracts used for hedging purposes. We seek to mitigate a portion of this exposure through local-currency borrowings and derivative instruments; however, these strategies may not fully offset the impact of fluctuations in foreign exchange rates.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2026, we issued equity securities that were not registered under the Securities Act. As described in Note 10 to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or BREIT OP units, in each case at the Adviser’s election. For the three months ended September 30, 2026, the Adviser elected to receive its management fee in Class B units of BREIT OP, and we issued 12.3 million Class B units of BREIT OP to the Adviser in satisfaction of the management fees through August 2026. Additionally, we issued 4.1 million Class B units of BREIT OP to the Adviser in October 2026 in satisfaction of the September 2026 management fee.
The Special Limited Partner is entitled to a quarterly performance participation allocation, less any performance participation allocation received with respect to prior quarters in that year. During the three months ended September 30, 2026, we issued 16.7 million Class B units of BREIT OP to the Special Limited Partner as payment of the performance participation allocation earned by the Special Limited Partner during the three months ended June 30, 2026. Additionally, we issued 11.1 million Class B units of BREIT OP to the Special Limited Partner in October 2026 in satisfaction of the performance participation allocation earned by the Special Limited Partner during the three months ended September 30, 2026.
We have also sold Class I and Class C shares to investment vehicles (including feeder vehicles or other investment funds) that offer indirect interests in such shares to other investors. During the three months ended September 30, 2026, we received $118.0 million from selling 8.1 million unregistered Class I shares and $16.4 million from selling 1.0 million unregistered Class C shares to such vehicles, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
We have also sold Class I, Class S-2, and Class L shares to certain accredited investors through certain participating broker-dealers. During the three months ended September 30, 2026, we received $100.9 million from selling 6.9 million unregistered Class I shares, $97.6 million from selling 6.7 million unregistered Class S-2 shares, and $90.0 million from selling 6.2 million unregistered Class L shares, in each case, including shares issued pursuant to the Company's distribution reinvestment plan.
During the three months ended September 30, 2026, we have also issued 3.2 million Class S and D shares for $46.8 million, pursuant to the Company's distribution reinvestment plan to certain investors that previously purchased shares in the public offering and are clients of certain participating broker-dealers.
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
The aggregate NAV of total repurchases of all share classes, excluding OP units held by investors other than the Company, (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed during each month in a calendar quarter. Certain stockholders are subject to certain restrictions, including a minimum holding period and certain repurchase limitations, in addition to the Company's existing monthly and quarterly limitations. We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our Share Repurchase Plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. For the nine months ended September 30, 2026, we fulfilled $2.9 billion of share and unit repurchases requested, which represents all third party repurchase requests received for the nine months ended September 30, 2026.

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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(2)
July 2026	21,090,476	$14.48	21,090,476	0.6%	—
August 2026	19,382,601	$14.64	19,382,601	0.6%	—
September 2026	15,580,014	$14.79	15,580,014	0.4%	—
Total	56,053,091	$14.62	56,053,091	1.6%	—
(1)Represents aggregate NAV of the shares repurchased under our Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

As of September 30, 2026, Blackstone owned shares of the Company and units of BREIT OP valued at an aggregate $5.8 billion. During the three months ended September 30, 2026, the Adviser submitted 2.4 million of Class B BREIT OP units previously issued for management fees for repurchase. The units were repurchased at the then current transaction price resulting in a total repurchase of $35.0 million. The redemption of shares of common stock and units of BREIT OP held by the Adviser acquired as payment of the Adviser’s management fee are not considered part of our share repurchase plan, including with respect to any repurchase limits therein, but are not entitled to be repurchased during any period in which our share repurchase plan is suspended. Further, repurchase requests submitted by the Adviser or its affiliates must be separately approved if it would cause the Company to exceed the repurchase limits when combined with stockholder repurchase requests. Blackstone did not submit any other repurchase requests for shares or units previously issued as payment for management fees or the performance participation allocation during the three months ended September 30, 2026.

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

10.1*	Amended and Restated DST Dealer Manager Agreement, dated as of November 6, 2026, effective as of August 6, 2026

10.2*	Form of DST Selected Dealer Agreement

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
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

BLACKSTONE REAL ESTATE INCOME TRUST, INC.

November 6, 2026	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

November 6, 2026	/s/ Paul Kolodziej
Date	Paul Kolodziej
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)